Form 10-Q
period 1996-03-31
NYMAGIC INC
filed 1996-05-15
CIK 847431

FORM 10-Q
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended
March 31, 1996

Commission file number                                   33-
27665


NYMAGIC, INC.
   (Exact name of registrant as specified in its charter)

                     New York
13-3534162
(State or other jurisdiction of            (IRS Employer
incorporation or organization)             Identification
No.)

                                       330 Madison Avenue,
New York, New York  10017
              (Address of principal executive offices) (zip code)


(212)  551-0600
               (Registrant's telephone number, including area code)


               (Former name, former address and former fiscal years,
                     if changed since last report.)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes      X          No


  Indicate  the number of shares outstanding of each  of  the
issuer's   classes  of  common  stock,  as  of   the   latest
practicable date.

  On April 1, 1996 there were 10,694,812 shares of common stock, $1.00 par value outstanding.










                        NYMAGIC, INC.
                            INDEX



Part I.   FINANCIAL INFORMATION:                  PAGE NO.

   Consolidated Balance Sheets
      March 31, 1996 and December 31, 1995          2

   Consolidated Statements of Income
      March 31, 1996 and March 31, 1995             3

   Consolidated Statements of Cash Flows
      March 31, 1996 and March 31, 1995             4

   Notes to Consolidated Financial Statements       5

   Management's Discussion And Analysis of Financial
      Condition and Results of Operations           6

Part II.  OTHER INFORMATION                           8


















                        NYMAGIC, INC.
                 CONSOLIDATED BALANCE SHEETS
                         (unaudited)

                                               March 31,
December 31,
                                            1996       1995
                         ASSETS
Investments:
Fixed maturities available for sale,
 at fair value (amortized cost
 $348,865,319 and $319,279,410)    $352,063,516  $328,649,365
Equity securities at fair value (cost
 $28,915,941 and $27,986,694)        35,675,262    33,794,413
Short-term investments                15,283,999    40,862,313
 Total investments                  403,022,777   403,306,091
Cash                                     178,041     1,175,024
Accrued investment income              6,379,546     6,110,402
Premiums and other receivables, net   33,806,164    53,254,864
Reinsurance receivables              205,470,282   197,395,689
Deferred policy acquisition costs     11,566,298    11,660,903
Prepaid reinsurance premiums          15,116,070    16,956,441
Deferred income taxes                 11,600,254    10,264,908
Property, improvements and equipment, net2,225,448   2,273,538
Other assets                           3,682,144      3,425,983
 Total assets                      $693,047,024  $705,823,843

                         LIABILITIES
Unpaid losses and loss adjustment expenses$414,390,141$417,794,525
Reserve for unearned premiums         73,177,226    79,568,955
Notes payable                         11,476,941    12,726,941
Other liabilities                      8,876,479    11,947,637
Dividends payable                      1,069,481     1,069,181
 Total liabilities                  508,990,268   523,107,239

                         SHAREHOLDERS' EQUITY
Common stock                        $ 14,759,192  $ 14,749,192
Paid-in capital                       24,080,359    23,933,587
Unrealized appreciation
 of investments (net of deferred income taxes)6,472,3859,865,486
Retained earnings                    157,370,021   152,646,915
                                     202,681,957   201,195,180
Treasury stock, at cost,
 4,064,380 and 4,057,380,shares     (18,625,201)    (18,478,576)

 Total shareholders' equity         184,056,756   182,716,604
 Total liabilities and shareholders' equity$693,047,024$705,823,843

The accompanying notes are an integral part of these consolidated financial statements.

                        NYMAGIC, INC.
              CONSOLIDATED STATEMENTS OF INCOME
                         (unaudited)
                                                Three months
ended
                            March 31,
                                            1996
1995
Revenues:

Net premiums earned                  $22,974,399   $26,657,797
Commission income                        232,558       245,877
Net investment income                  5,377,174     5,243,892
Realized investment gains (losses)     1,509,676     (144,672)
Other income                             162,009         135,209

     Total revenues                   30,255,816    32,138,103

Expenses:

Losses and loss adjustment expenses incurred14,013,93417,384,911
Policy acquisition expenses            4,116,457     5,144,012
General and administrative expenses    3,937,759     3,686,981
Interest expense                         212,695       128,300

     Total expenses                   22,280,845    26,344,204

Income before income taxes             7,974,971     5,793,899
Income taxes:
  Current                             1,690,675     1,193,843
  Deferred                              491,709        36,968
     Total income taxes                2,182,384     1,230,811

  Net income                       $  5,792,587    $4,563,088

  Net income per share          $            .54$
 .40

Average shares of common stock outstanding10,752,34811,379,106

  Dividends declared per share  $            .10       $
 .10

The accompanying notes are an integral part of these consolidated financial statements.


                        NYMAGIC, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (unaudited)
                                                Three months
ended
                           March 31,
                                            1996
1995
Cash flows from operating activities:
  Net income                       $  5,792,587 $   4,563,088
Adjustments to reconcile net income to
net cash provided by operating activities:
  Provision for deferred taxes          491,709        36,968
  Realized investment (gains) losses(1,509,676)       144,672
  Net bond amortization                 505,995       345,567
  Depreciation                          105,313       111,731

Changes in:
  Premiums and other receivables     19,448,700    14,441,348
  Reinsurance receivables           (8,074,593)    11,433,456
  Accrued investment income           (269,144)       267,427
  Deferred policy acquisition costs      94,605       499,811
  Prepaid reinsurance premiums        1,840,371     1,321,302
  Other assets                        (256,161)     (242,967)
  Unpaid losses and loss adjustment expenses(3,404,384)(15,980,603)
  Reserve for unearned premiums     (6,391,729)   (5,763,736)
  Other liabilities                 (3,071,158)     1,012,724
     Total adjustments                 (490,152)     7,627,700

Net cash provided by operating activities5,302,435  12,190,788

Cash flows from investing activities:
  Fixed maturities acquired(80,271,609)
(40,593,473)
  Equity securities acquired        (5,948,355)   (5,124,757)
  Fixed maturities available for sale, matured3,209,0672,788,412 Fixed maturities available for sale, sold47,388,58228,000,458 Fixed maturities held for investment, matured-----1,190,885
  Equity securities sold              6,094,817     5,504,272
  Net sale (purchase) of short-term investments25,594,337(1,345,053) Acquisition of property, equipment
    and improvements                   (57,223)      (54,789)
Net cash used in investing activities(3,990,384)   (9,634,045)

Cash flows from financing activities:
  Proceeds from stock options exercised 156,772         1,378
  Cash dividends paid               (1,069,181)    (1,137,903)
  Net repurchase of common stock      (146,625)         -----
  Loan principal repayments         (1,250,000)   (1,470,588)
Net cash used in financing activities(2,309,034)   (2,607,113)

Net decrease in cash                   (996,983)      (50,370)
Cash at beginning of period               1,175,024     367,713
Cash at end of period             $      178,041$      317,343

The accompanying notes are an integral part of these consolidated financial statements.


                        NYMAGIC, INC.

         Notes to Consolidated financial Statements




1)The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary for a fair presentation of results for such periods. Adjustments to financial statements consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.





































                        NYMAGIC, INC.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

  Net  premiums  earned decreased 14% to $22,974,399  in  the first quarter ended March 31, 1996 from $26,657,399 for the first quarter of 1995. The decrease in premiums earned resulted mainly from declines in the aviation, other liability and inland marine lines of business. Although gross aviation premiums decreased approximately 10% due to a softening of rates, net premiums decreased 26% resulting from additional reinsurance costs. These costs included additional reinstatement costs required as a result of gross loss experience and costs involved in canceling and restructuring the Company's aviation reinsurance program. Inland marine premium decreased 59% in 1996 which is consistent with the Company's decision in the prior year to withdraw from writing the larger multilocation assureds. The other liability line decreased as a result of the soft casualty market which allowed for a decline in premium production and ocean marine premiums grew 9% mainly as a result of additional production in the hull class.

  Losses and loss adjustment expenses incurred as a percentage of net premiums earned were 61.0% for the three months ended March 31, 1996 as compared to 65.2% for the first quarter of 1995. Improved net loss experience in the Company's core ocean and aviation lines contributed to the overall decline in the loss ratio. The inland loss ratio in 1996 was beset by storm losses resulting from the severe weather during the past winter season.

  Policy acquisition costs as a percentage of net premiums earned for the three months ended March 31, 1996 were 17.9% as compared with 19.3% for the same period of the prior year. The decrease in the ratio reflects the decreasing share of expenses relating to the inland marine line of business which has a larger percentage of acquisition costs and the increasing share of the ocean marine line which has a lower percentage of acquisition costs to net premiums earned than other lines of business.

  Interest expense increased to $212,695 for the three months ended March 31, 1996 from $128,300 for the same period of the prior year as a result of an increase in loan principal outstanding.

  Net investment income for the three months ended March 31, 1996 increased by 3% over the same period of 1995 as a result of a larger invested asset base offset by a decrease in investment yield in the Company's fixed maturity portfolio resulting from lower rates obtained on securities purchased in 1995.


  General and administrative expenses increased by 7% in 1996 over the first quarter of 1995 primarily as a result of the increasing costs associated with the Company's self-insured medical plan and increases in bad debt write-offs.

  Realized investment gains of $1,509,676 for the three months ended March 31, 1996 mainly result from the sale of appreciated equity securities.

  The Company reported net income of $5,792,587 or $.54 per share for the three months ended March 31, 1996 as compared to net income of $4,563,088 or $.40 per share for the same period of 1995.

                        NYMAGIC, INC.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS CONTINUED



  The   Company  believes  that  short-term  investments   of
$15,283,999 together with its line of credit will enable the Company to meet its current cash requirements.

  Premiums   and   other  receivables,   net   decreased   to
$33,806,164 as of March 31, 1996. Improved cash flows at the MMO pool level, declines in premium writings and increases in ceded reinsurance payable contributed to the overall decline in receivables.

  Unrealized appreciation of investments, net of deferred income taxes, at March 31, 1996 decreased to $6,472,385 from an unrealized depreciation of investments of $9,865,486 at December 31, 1995. Declines were recorded in fixed maturities available for sale resulting from the weak bond market in 1996.

  The Company adheres to investment guidelines as prescribed by the finance committee of the board of directors. Such guidelines were conservatively designed to provide the Company with adequate capital growth and sufficient liquidity to meet existing obligations. In addition, the guidelines provide for a portfolio of investment grade securities.

  The Company repurchased 7,000 shares of common stock, pursuant to the Company's common stock repurchase plan, during the first quarter of 1996 at market prices ranging from $20.63 and $21.38.


  The insurance pools participated in the issuance of umbrella casualty insurance for various Fortune 1,000 companies in the period from 1978 to 1983. Depending on the accident year, the insurance pools' maximum net retention per occurrence ranged from $250,000 to $500,000. The Company's effective pool participation on such risks varied from 11% in 1978 to 30% in 1983. At March 31, 1996 and December 31, 1995, the Company's net loss and loss adjustment expense reserves for Asbestos/Pollution policies amounted to $7.2 million and $7.1 million, respectively. As of March 31, 1996, the Company had approximately 1,000 policies which had at least one claim relating to Asbestos/Pollution exposures with an insignificant number of claims filed or resolved in 1996. Net loss and loss adjustment expense payments on Asbestos/Pollution policies amounted to $127,000 and $326,000 for the three months ended March 31, 1996 and March 31, 1995, respectively. The Company believes that the uncertainty surrounding Asbestos/Pollution exposures, including issues as to insureds' liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions, all affect the estimation of ultimate losses. Under such circumstances, it is impossible to determine the ultimate loss for Asbestos/Pollution related claims and, as of March 31, 1996, no meaningful range of ultimate loss can be determined. Given the uncertainty in this area, losses from Asbestos/Pollution related claims are likely to adversely impact the Company's results from operations in future years and may vary materially from such reserves reported as of March 31, 1996. However, as of March 31, 1996, the Company believes that, in aggregate, the unpaid loss and loss adjustment expense reserves as of March 31, 1996, allow for an adequate provision and that the ultimate resolution of Asbestos/Pollution claims will not have a material impact on the Company's financial position.

                 PART II - OTHER INFORMATION




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)Exhibits
   None

(b)Reports on Form 8-K
   There were no reports on Form 8-K filed for the three months ended March 31, 1996.





                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        NYMAGIC, INC.
                        (Registrant)



Date:May 13, 1996                            /s/ Mark W.
     Blackman
                                             Mark W.
     Blackman
                                           (Chief Executive
     Officer)


                                             /s/ Thomas J.
     Iacopelli
                                             Thomas J.
     Iacopelli
                                           (Chief Financial
     Officer)














