Form 10-Q
period 1996-06-30
NYMAGIC INC
filed 1996-08-15
CIK 847431

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                                        June 30,1996

Commission file number                                   33-27665

NYMAGIC, INC.
(Exact name of registrant as specified in its charter)

New York                   13-3534162

(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                           Identification No.)

330 Madison Avenue, NewYork, New York  10017
(Address of principal executive offices) (zip code)

(212)  551-0600
(Registrants telephone number, includingarea code)


                          (Former name, former address and formerfiscal years,
                                    if changed since last report.)


Indicate by check mark whether the registrant (1) has filed allreports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during thepreceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X      No


Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

On July 1, 1996 there were 10,506,242 shares of common stock,$1.00 per value outstanding.








NYMAGIC, INC.
INDEX



Part I.         FINANCIAL INFORMATION:             PAGE NO.

    Consolidated Balance Sheets
      June 30, 1996 and December 31, 1995             2

    Consolidated Statements of Income
      June 30, 1996 and June 30, 1995                 3

    Consolidated Statements of Cash Flows
      June 30, 1996 and June 30, 1995                 5

    Notes to Consolidated Financial Statements        6

    Managements Discussion And Analysis of Financial
      Condition and Results of Operations             7

Part II.        OTHER INFORMATION                     10















1
CONSOLIDATED BALANCE SHEETS
(unaudited)

          June 30,            December 31,

                   1996               1995
                                         ASSETS
Investments:
Fixed maturities held for sale,
  at market value (amortized cost
  $341,134,857 and $319,279,410) $341,647,439           $328,649,365
Equity securities at market (cost  $34,712,954 and $27,986,694)
40,477,552             33,794,413
Short-term investments 24,910,453             40,862,313
  Total investments   407,035,444            403,306,091
Cash                   401,562              1,175,024
Accrued investment income 5,787,177              6,110,402
Premiums and other receivables, net 39,805,938             53,254,864
Reinsurance receivables 202,669,643            197,395,689
Deferred policy acquisition costs 10,571,796             11,660,903
Prepaid reinsurance premiums 16,497,683             16,956,441
Deferred income taxes        13,097,331             10,264,908
Property, improvements and equipment, net  2,208,002              2,273,538
Other assets                       3,603,427              3,425,983
  Total assets                 $701,678,003           $705,823,843

LIABILITIES & SHAREHOLDERS EQUITY

Unpaid losses and loss adjustment expenses$416,600,206           $417,794,525
Reserve for unearned premiums         69,645,461             79,568,955
Notes payable                         15,226,941             12,726,941
Other liabilities
Dividends payable                 1,059,600              1,069,181
  Total liabilities               519,586,777            523,107,239

Common stock                      14,785,492             14,749,192
Paid-in capital                   24,452,873             23,933,587
Unrealized appreciation of investments (net of deferred income taxes)
                    4,080,165              9,865,486
Retained earnings  161,475,141            152,646,915
                   204,793,671            201,195,180
Treasury stock, at cost, 4,279,250 and  4,057,380 shares
      (22,702,445)           (18,478,576)

Total shareholders equity        182,091,226            182,716,604
Total liabilities and shareholders equity $701,678,003           $705,823,843

The accompanying notes are an integral part of these consolidatedfinancial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
Six months ended    June 30,1996                   1995
Revenues:

Net premiums earned $49,558,082            $53,117,932
Commission income      352,698                694,501
Net investment income  10,511,488             10,557,490
Realized investment gains 2,039,696                850,520
Other income  266,204                260,832
  62,728,168             65,481,275

Expenses:

Losses and loss adjustment expenses incurred  29,934,683             35,446,137
Policy acquisition expenses                 9,919,182             10,155,872
General and administrative expenses         7,688,121              7,531,892
Interest expense                            445,361                279,698

        Total expenses                    47,987,347             53,413,599

Income before income taxes                14,740,821             12,067,676
Income taxes:
   Current                           3,500,764              2,230,240
   Deferred                            282,750                360,188
   Total income taxes                  3,783,514              2,590,428

   Net income                        $ 10,957,307             $9,477,248

   Net income per share $          1.02         $          .83

Weighted average shares of common stock outstanding
 10,740,082             11,379,120

   Dividends declared per share $             .20       $ .20

The accompanying notes are an integral part of these consolidatedfinancial statements.








NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
 Three months ended June 30,1996                   1995
Revenues:

Net premiums earned    $26,583,683            $26,460,135
Commission income        120,140                448,624
Net investment income   5,134,314              5,313,598
Realized investment gains  530,020                995,192
Other income              104,195                125,623

Total revenues           32,472,352             33,343,172

Expenses:
Losses and loss adjustment expenses incurred 15,920,749             18,061,226
Policy acquisition expenses             5,802,725              5,011,860
General and administrative expenses     3,750,362              3,844,911
Interest expense                         232,666                151,398

Total expenses                          25,706,502             27,069,395

Income before income taxes             6,765,850              6,273,777
Income taxes:
   Current                      1,810,089              1,036,397
   Deferred                       (208,959)                323,220
   Total income taxes            1,601,130              1,359,617


  Net income                 $  5,164,720             $4,914,160
  Net income per share       $           .48       $            .43

Weighted average shares of common stock outstanding
     10,734,183             11,379,134

   Dividends declared per share  $           .10            $          .10

The accompanying notes are an integral part of these consolidatedfinancial statements.






4
NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
Six months ended   June 30,    1996                   1995
Cash flows from operating activities:
Net income                   $ 10,957,307        $   9,477,248
Adjustments to reconcile net income to
net cash provided by operating activities:
   Provision for deferred taxes       282,750              360,188
   Realized investment gains        (2,039,696)            (850,520)
   Net bond amortization            1,002,247              689,865
   Depreciation                     220,441              241,421

Changes in:
   Premiums and other receivables    17,991,526           14,561,069
   Reinsurance receivables          (2,877,141)           16,492,234
   Accrued investment income           323,225            (105,413)
   Deferred policy acquisition costs  1,089,107            1,508,944
   Prepaid reinsurance premiums       4,974,196            3,738,989
   Other assets                     (5,177,444)            (112,078)
   Unpaid losses and loss adjustment expenses(2,716,132)         (12,473,525)
   Reserve for unearned premiums         (14,438,932)         (13,419,492)
   Other liabilities                    4,689,332               90,015
     Total adjustments                  3,323,479           10,721,697

Net cash provided by operating activities  14,280,786           20,198,945

Cash flows from investing activities:
   Fixed maturities acquired            (121,428,358)        (124,348,828)
   Equity securities acquired            (17,740,939)         (11,809,102)
   Fixed maturities held for sale, matured
 Fixed maturities held for sale, sold    82,703,008           93,288,476
 Fixed maturities held for investment, matured ----              6,242,466
   Equity securities sold               13,358,144           11,312,719
   Net sale of short-term investments   15,939,024            4,695,064
   Acquisition of property, equipment
    and improvements                     (154,905)             (82,380)
Net cash used in investing activities  (11,747,303)         (15,178,756)

Cash flows from financing activities:
   Proceeds from stock options exercised 555,586                1,378
   Cash dividends paid                (2,138,662)          (2,275,816)
   Net repurchase of common stock    (4,223,869)             ----
   Proceeds from borrowings            5,000,000            5,000,000
   Loan principal repayments           (2,500,000)          (7,941,176)
Net cash used in financing activities  (3,306,945)          (5,215,614)

Net decrease in cash                  (773,462)            (195,425)
Cash at beginning of period           1,175,024              367,713
Cash at end of period         $      401,562       $      172,288

The accompanying notes are an integral part of these consolidatedfinancial statements.


NYMAGIC, INC.

Notes to Consolidated financial Statements




1) The interim consolidated financial statements are unauditedbut, in the opinion of management, reflect to financial statements consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the fullyear. These financial statements should be read in conjunction with the financial statements and notesthereto contained in the Company Annual Report on Form 10-K for the year ended December
 31,1995.


































NYMAGIC, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   Net premiums earned were $26,583,683 in the second quarter endedJune 30, 1996 and were flat when compared to the second quarter of 1995. For the six months endedJune 30, 1996, net premiums earned decreased 7% when compared to the prior years period. The decrease in premiums earned resulted mainly from declines in the inland marine and other liability lines ofbusiness.
Inland marine premium decreased 67% in 1996 which is consistent with the Companys decision in theprior year to withdraw from writing property business of the larger multilocation assureds. The otherliability line decreased as a result of the soft casualty market which allowed for a decline in premium production. Although gross aviation premiums written decreased year to date in 1996, approximately 14%due to a softening of rates, net premiums earned only decreased by 3% which in large part was due toa restructuring of the Companys aviation reinsurance program. This contributed to an overall 20%increase in aviation earned premiums for the quarter ended June 30, 1996. Ocean marine premiums grew 8%mainly as a result of additional production in the hull and cargo classes and changes in the ocean marinereinsurance program.

   Losses and loss adjustment expenses incurred as a percentage ofnet premiums earned were 59.9% for the three months ended June 30, 1996 as compared to 68.3% for thesecond quarter of 1995. For the six months ended June 30, 1996, such ratio was 60.4% as compared to 66.7% forthe same period of the prior year. Improved net loss experience in the Companys core ocean andaviation lines contributed to the overall decline in the loss ratio, however, the inland loss ratio in 1996was beset by storm losses resulting from the severe weather during the past winter season.

   Commission income for the second quarter of 1996 was $120,140 ascompared to $448,624 for the same period of 1995 and was $352,698 for the six months ended June 30,1996 as compared to $694,501 for the same period of the prior year. Commission income includes managementand contingent commissions charged by MMO for operating the insurance pools. In 1996, management commissionfrom non-affiliated members of the insurance pools declined overall in proportion to the decline inthe pools premium writings. Contingent reinsurance commissions were recorded in the second quarter of theprior year resulting from profitable results in the hull and cargo war classes of business.

   Interest expense increased to $445,361 for the six months ended period of the prior year as a result of an increase in loanprincipal outstanding.
   Net investment income for the six months ended June 30, 1996 was flat with the same period of 1995,however, net investment income decreased 3% in the second quarterof 1996 when compared to the prior years comparable period as a result of a decrease in investment yield inthe Companys fixed maturity portfolio and a greater investment in tax-exempt securities.






NYMAGIC, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS CONTINUED


   Policy acquisition costs as a percentage of net premiums earnedfor the six months ended June 30, 1996 were 20.0% as compared with 19.1% for the same period of the prioryear. The same ratio was 21.8% and 18.9% for the three months ended June 30, 1996 and 1995,respectively. The increase in the ratios reflects the increasing share of expenses relating to the ocean marine lineof business which, as a result of changes in the reinsurance program to an excess of loss basis, hadthe effect of increasing policy acquisition costs. Also, as aviation earned premium grew in thesecond quarter of 1996, so did the related acquisition costs which as a percentage of net premiums earned aregreater than other lines of business.
   General and administrative expenses increased by 2% in 1996 overthe first six months of 1995 primarily as a result of the increasing costs associated with the
 Companys self-insured medical plan and increases in bad debt write-offs.

   Realized investment gains of $2,039,696 for the six months endedJune 30, 1996 mainly resulted from the sale of appreciated equity securities.
   as compared to net income of $9,477,248 or $.83 per share for thesame period of 1995. Net income was $5,164,720 or $.48 per share for the three months ended June 30,1996 as compared with $4,914,160 or $.43 per share for the same period of the prior year.

   Short-term investments of $24,910,453 amount to 4% of theCompanys total assets as of June 30, 1996.
The Company believes these liquid assets together with the Companys line of credit will enable the Company to meet its current cash requirements. The Company borrowed $5,000,000 in the second quarter of 1996 to assist the Company in the payment of losses and reinsurance premiums.

   Premiums and other receivables, net decreased to $39,805,938 as of June 30, 1996. Declines in premium writings and increases in ceded reinsurance payable contributed tothe overall reduction in receivables.

   Unrealized appreciation of investments, net of deferred incometaxes, at June 30, 1996 decreased to $4,080,165 from $9,865,486 at December 31, 1995.
Declines wererecorded in fixed maturities available for sale resulting from increased interest rates in 1996.

   The Company repurchased 221,870 shares of common stock, pursuantto the Companys common stock repurchase plan, during the first six months of 1996 at market prices ranging from $18.38 to $21.38.


NYMAGIC, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS CONTINUED


   The insurance pools participated in the issuance of umbrellacasualty insurance for various Fortune 1,000 companies in the period from 1978 to 1983. Depending on theaccident year, the insurance pools maximum net retention per occurrence ranged from $250,000 to participation on such risks varied from 11% in 1978 to 30% in 1983. At June 30, 1996 and December 31, 1995, the
Companys net loss and loss adjustment expense reservesfor Asbestos/Pollution policies amounted to $7.6 million, and $7.1 million, respectively. As of June 30,1996, the Company had approximately 1,000 policies which had at least one claim relating toAsbestos/Pollution exposures with an insignificant number of claims filed or resolved in 1996. Net loss and loss adjustmentexpense payments on Asbestos/Pollution policies amounted to $190,000 and $309,000 for the six months endedJune 30, 1996 and June 30, 1995, respectively. The Company believes that the uncertaintysurrounding Asbestos/Pollution exposures, including issues as to insureds liabilities, ascertainment of lossdate, definitions of occurrence, scope of coverage, policy limits and application and interpretation ofpolicy terms, including exclusions, all affect the estimation of ultimate losses. Under suchcircumstances, it is impossible to determine the ultimate loss for Asbestos/Pollution related claims and, as of June30, 1996, no meaningful range of ultimate loss can be determined. Given the uncertainty in thisarea, losses from Asbestos/Pollution related claims are likely to adversely impact the Companys resultsfrom operations in future years and may vary materially from such reserves reported as of June 30,1996. However, as of June 30, 1996, the Company believes that, in aggregate, the unpaid loss and loss adjustment expense reserves as of June 30,1996, allow for an adequate provision and that the ultimateresolution of Asbestos/Pollution claims will not have a material impact on the Companys financial position.





















ITEM 4 - Submission of Matters to a Vote of Security Holders


The Company held its Annual Meeting of Shareholders on May 14,1996. The following matters were voted upon by the Companys shareholders:

(1) Class I Directors. The following were elected as Class Idirectors of the Board of Directors, each to hold office for the following three years:

       John N. Blackman, Jr.
       Thomas J. Condon
       Michael S. Shaffet
       William A. Thorne
       Sergio B. Tobia

       The following is a list of the other directors whose termsof office as directors continued after the meeting:

       Mark W. Blackman
       Jean H. Goulding
       James A. Lambert
       John Kean, Jr.
       Charles A. Mitchell
       Felix Salgado, Jr.
       William R. Scarbrough
       Richard T. Soper
       Louise B. Tollefson

(2) Election of Independent Public Accountants. KPMG PeatMarwick LLP were elected the Companys independent public accountants for the current fiscal year of the Company.



















ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)    Exhibits
       None

(b)    Reports on Form 8-K
       There were no reports on Form 8-K filed for the three monthsended June 30, 1996.





SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereuntoduly authorized.


NYMAGIC, INC.
(Registrant)



Date:         August 8, 1996    /s/ Mark W. Blackman
                                    Mark W. Blackman
                                  (Chief Executive Officer)


                                /s/ Thomas J. Iacopelli
                                    Thomas J. Iacopelli
                                    (Chief Financial Officer)












11