Form 10-Q/A
period 1996-06-30
NYMAGIC INC
filed 1996-10-08
CIK 847431

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


NYMAGIC, INC.
(Registrant)



Date:         October 7, 1996    /s/ Mark W. Blackman
                                    Mark W. Blackman
                                  (Chief Executive Officer)


                                /s/ Thomas J. Iacopelli
                                    Thomas J. Iacopelli
                                    (Chief Financial Officer)