Form 10-Q
period 1996-09-30
NYMAGIC INC
filed 1996-11-13
CIK 847431

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                                      September 30, 1996

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

On October 1, 1996 there were 10,386,842 shares of common stock, $1.00 par value outstanding.

NYMAGIC, INC.
INDEX



Part I.	FINANCIAL INFORMATION:	PAGE NO.

Consolidated Balance Sheets
September 30, 1996 and December 31, 1995	2

Consolidated Statements of Income
Nine months ended September 30, 1996 and September 30, 1995	3

Consolidated Statements of Income
Three months ended September 30, 1996 and September 30, 1995	4

Consolidated Statements of Cash Flows
Nine months ended September 30, 1996 and September 30, 1995	5

Notes to Consolidated Financial Statements	6

Management's Discussion and Analysis of Financial
Condition and Results of Operations	7

Part II.	OTHER INFORMATION	10



1
NYMAGIC, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,           	December 31,
	1996	1995
	ASSETS
Investments:
Fixed maturities held for sale,
at fair value (amortized cost
$333,478,978 and $319,279,410)	$335,229,417	$328,649,365
Equity securities at fair value (cost
$35,567,444 and $27,986,694)	42,161,283	33,794,413
Short-term investments	   25,561,241	   40,862,313
Total investments	 402,951,941	 403,306,091
Cash	114,994	1,175,024
Accrued investment income	5,802,054	6,110,402
Premiums and other receivables, net	34,703,006	53,254,864
Reinsurance receivables	219,252,996	197,395,689
Deferred policy acquisition costs	9,013,994	11,660,903
Prepaid reinsurance premiums	10,128,245	16,956,441
Deferred income taxes	12,842,380	10,264,908
Property, improvements and equipment, net	2,172,456	2,273,538
Other assets	      3,363,288	      3,425,983
Total assets	$700,345,354	$705,823,843

	LIABILITIES
Unpaid losses and loss adjustment expenses	$434,941,522	$417,794,525
Reserve for unearned premiums	56,295,397	79,568,955
Notes payable	16,226,941	12,726,941
Other liabilities	7,230,623	11,947,637
Dividends payable	     1,038,684	    1,069,181
Total liabilities	  515,733,167	523,107,239

	SHAREHOLDERS' EQUITY
Common stock	14,910,492	 14,749,192
Paid-in capital	26,204,323	23,933,587
Unrealized appreciation
of investments (net of deferred income taxes)	5,423,778	9,865,486
Retained earnings	  165,392,889	  152,646,915
	211,931,482	201,195,180
Treasury stock, at cost,
4,523,650 and 4,057,380 shares	     (27,319,295)	    (18,478,576)

Total shareholders' equity	  184,612,187	  182,716,604
Total liabilities and shareholders' equity	$700,345,354	$705,823,843

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
Nine months ended
	                    September 30,
	1996	1995
Revenues:

Net premiums earned	$73,973,258	$77,912,558
Commission income	1,062,269	1,934,168
Net investment income	15,982,959	16,031,606
Realized investment gains	2,623,115	2,160,976
Other income	      355,569	       458,480

	Total revenues	  93,997,170	  98,497,788

Expenses:

Losses and loss adjustment expenses incurred	45,487,523	53,487,386
Policy acquisition expenses	15,021,954	15,760,244
General and administrative expenses	11,774,130	11,687,027
Interest expense	      741,474	     347,068

	Total expenses	 73,025,081	81,281,725

Income before income taxes	20,972,089	17,216,063
Income taxes:
Current	5,244,134	3,420,234
Deferred	     (185,784)	     280,537
Total income taxes	   5,058,350	     3,700,771

Net income	$ 15,913,739	$13,515,292

Net income per share	$           1.50	$          1.19

Weighted average shares of common stock outstanding  10,608,104      11,360,843

Dividends declared per share	$             .30	$            .30

The accompanying notes are an integral part of these consolidated financial statements.


NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
Three months ended
                    September 30,
	1996	1995
Revenues:

Net premiums earned	$24,415,176	$24,794,626
Commission income	709,571	1,239,667
Net investment income	5,471,471	5,474,116
Realized investment gains	583,419	1,310,456
Other income	         89,365	        197,648

	Total revenues	  31,269,002	  33,016,513

Expenses:

Losses and loss adjustment expenses incurred	15,552,840	18,041,249
Policy acquisition expenses	5,102,772	5,604,372
General and administrative expenses	4,086,009	4,155,107
Interest expense	      296,113	      67,398

	Total expenses	 25,037,734	27,868,126

Income before income taxes	6,231,268	5,148,387
Income taxes:
Current	1,743,370	1,189,994
Deferred	     (468,534)	     (79,651)
Total income taxes	   1,274,836	   1,110,343


Net income	$  4,956,432	$  4,038,044

Net income per share	$            .48	$            .36

Weighted average shares of common stock outstanding  10,419,725   11,325,034

Dividends declared per share	$            .10	$            .10

The accompanying notes are an integral part of these consolidated financial statements.


4
NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
Nine months ended
	                      September 30,
	1996	1995
Cash flows from operating activities:
Net income	$ 15,913,739	$  13,515,292
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for deferred taxes	(185,784)	280,537
Realized investment gains	(2,623,115)	(2,160,976)
Net bond amortization	1,434,448	1,060,426
Depreciation	337,819	383,027

Changes in:
Premiums and other receivables, net	18,551,858	11,932,322
Reinsurance receivables	(21,857,307)	25,714,522
Accrued investment income	308,348	(112,772)
Deferred policy acquisition costs	2,646,909	2,860,853
Other assets	62,695	(3,780)
Unpaid losses and loss adjustment expenses	17,146,997	(9,010,825)
Prepaid reinsurance premiums	6,828,196	6,160,497
Reserve for unearned premiums	(23,273,558)	(19,029,754)
Other liabilities	   (4,717,014)	       (175,469)
Total adjustments	   (5,339,508)	   17,898,608

Net cash provided by operating activities	10,574,231	31,413,900

Cash flows from investing activities:
Fixed maturities acquired	(164,173,362)	(213,409,359)
Equity securities acquired	(27,085,562)	(16,101,836)
Fixed maturities held for sale, matured	28,656,035	16,408,749
Fixed maturities held for sale, sold	119,234,369	159,024,470
Fixed maturities held for investment, matured	---0---	8,256,420
Fixed maturities held for investment, sold	---0---	1,243,939
Equity securities sold	22,788,587	14,857,463
Short-term investments acquired	(548,918,745)      	(613,807,889)
Short-term investments sold or matured	564,208,099	620,350,325
Acquisition of property, equipment
and improvements, net	      (236,737)	      (130,390)
Net cash used in investing activities	(5,527,316)	(23,308,108)

Cash flows from financing activities:
Proceeds from stock options exercised	2,432,036	25,558
Cash dividends paid	(3,198,262)	    (3,413,730)
Net repurchase of common stock	(8,840,719) 	(1,625,218)
Proceeds from borrowings	10,000,000	6,100,000
Loan principal repayments	  (6,500,000)	  (9,411,764)
Net cash used in financing activities	(6,106,945)	(8,325,154)

Net decrease in cash	(1,060,030)	   (219,362)
Cash at beginning of period	     1,175,024	       367,713
Cash at end of period	$      114,994	$      148,351

The accompanying notes are an integral part of these consolidated financial statements.


NYMAGIC, INC.

Notes to Consolidated Financial Statements

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary for a fair presentation of results for such periods. Adjustments to financial statements consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


NYMAGIC, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Net premiums earned were $24,415,176 in the third quarter ended September 30, 1996 and decreased 2% when compared to the third quarter of 1995. For the nine months ended September 30, 1996, net premiums earned decreased 5% when compared to the prior year's period. The decrease in premiums earned resulted mainly from declines in the inland marine and other liability lines of business. Inland marine premiums earned decreased 76% in 1996 which is consistent with the Company's decision in the prior year to withdraw from writing property business of the larger multilocation assureds. The other liability line decreased as a result of the soft casualty market which allowed for a decline in premium production. Gross aviation premiums written decreased year to date in 1996, approximately 25%, due to a competitive rate environment and non-renewals of certain accounts. However, net earned aviation premiums year to date increased by 4% due in large part to a restructuring of the Company's aviation reinsurance program and prior year rate increases which have now become earned in 1996.
This contributed to a 22% increase in aviation earned premiums for the quarter ended September 30, 1996. Ocean marine earned premiums grew 11% in 1996 mainly as a result of additional production in the hull and cargo classes and changes in the ocean marine reinsurance program. Gross ocean marine premiums written declined 3% primarily as a result of competitive markets.

Losses and loss adjustment expenses incurred as a percentage of net premiums earned were 63.7% for the three months ended September 30, 1996 as compared to 72.8% for the third quarter of 1995. For the nine months ended
September 30, 1996, such ratio fell to 61.5% from 68.7% for the same period of the prior year. Improved net loss experience in the Company's core ocean and aviation lines contributed to the overall decline in the loss ratios. The inland marine loss ratio in 1996 was beset by storm losses resulting from the severe weather during the past winter season, and the other liability line deteriorated from adverse loss development in 1996.

Commission income for the third quarter of 1996 was $709,571 as compared to $1,239,667 for the same period of 1995 and was $1,062,269 for the nine months ended September 30, 1996 as compared to $1,934,168 for the same period of the prior year. Commission income includes management and contingent commissions charged by MMO for operating the insurance pools. In 1996, management commission from non-affiliated members of the insurance pools declined overall in proportion to the decline in the pool's premium writings. Also, larger reinsurance contingent commissions were recorded in the prior year as a result of greater profitability in various marine war classes of business.

Interest expense increased to $741,474 for the nine months ended
September 30, 1996 from $347,068 for the same period of the prior year as a result of an increase in loan principal outstanding.

Net investment income for the nine months ended and the quarter ended
September 30, 1996 was flat with the same respective periods of 1995 as a result of a decrease in investment yield in the Company's fixed maturity portfolio and a greater investment in tax-exempt securities which was however applied to a larger asset base.

NYMAGIC, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


Policy acquisition costs as a percentage of net premiums earned for the nine months ended September 30, 1996 were 20.3% as compared with 20.2% for the same period of the prior year. The same ratio was 20.9% and 22.6% for the three months ended September 30, 1996 and 1995, respectively. Although the year to date ratio is up slightly in 1996, the third quarter ratio decreased due to declines in earned premium in the inland marine line whose acquisition costs as a percentage of net premiums earned are greater than other lines of business.

General and administrative expenses increased by 1% in 1996 over the first nine months of 1995 primarily as a result of the increased costs associated with the Company's self-insured medical plan and increases in bad debt write-offs, but offset by reductions in administrative expenses.

Realized investment gains of $2,623,115 for the nine months ended
September 30, 1996 resulted mainly from the sale of appreciated equity securities.

The Company reported net income of $15,913,739 or $1.50 per share for the nine months ended September 30, 1996 as compared to net income of $13,515,292 or $1.19 per share for the same period of 1995. Net income was $4,956,432 or $.48 per share for the three months ended September 30, 1996 as compared with $4,038,044 or $.36 per share for the same period of the prior year.

Short-term investments of $25,561,241 amount to 4% of the Company's total assets as of September 30, 1996. The Company believes these liquid assets, together with the Company's line of credit, will enable the Company to meet its current cash requirements. The Company borrowed $10,000,000 in 1996 to assist the Company in the financing of stock repurchases. The Company repurchased 466,270 shares of common stock, pursuant to the Company's common stock repurchase plan, during the first nine months of 1996 at market prices ranging from $17.00 to $21.38.

Premiums and other receivables, net decreased to $34,703,006 as of September 30, 1996. Declines in premium writings and increases in ceded reinsurance payable contributed to the overall reduction in receivables.

Unrealized appreciation of investments, net of deferred income taxes, at September 30, 1996, decreased to $5,423,778 from $9,865,486 at
December 31, 1995. Declines were recorded in fixed maturities available for sale resulting from increased interest rates in 1996.


NYMAGIC, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


The insurance pools participated in the issuance of umbrella casualty insurance for various Fortune 1,000 companies in the period from 1978 to 1983. Depending on the accident year, the insurance pools' maximum net retention per occurrence ranged from $250,000 to $500,000. The Company's effective pool participation on such risks varied from 11% in 1978 to 30% in 1983. At September 30, 1996 and December 31, 1995, the Company's net loss and loss adjustment expense reserves for Asbestos/Pollution policies amounted to $8.3 million, and $7.1 million, respectively. As of September 30, 1996, the Company had approximately 1,000 policies which had at least one claim relating to Asbestos/Pollution exposures with an insignificant number of claims filed or resolved in 1996. Net loss and loss adjustment expense payments on Asbestos/Pollution policies amounted to $665,000 and $427,000 for the nine months ended September 30, 1996 and September 30, 1995, respectively. The Company believes that the uncertainty surrounding Asbestos/Pollution exposures, including issues as to insureds' liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions, all affect the estimation of ultimate losses. Under such circumstances, it is impossible to determine the ultimate loss for Asbestos/Pollution related claims and, as of September 30, 1996, no meaningful range of ultimate loss can be determined. Given the uncertainty in this area, losses from Asbestos/Pollution related claims are likely to adversely impact the Company's results from operations in future years and may vary materially from such reserves reported as of September 30, 1996. However, as of September 30, 1996, the Company believes that, in aggregate, the unpaid loss and loss adjustment expense reserves as of September 30, 1996, allow for an adequate provision and that the ultimate resolution of Asbestos/Pollution claims will not have a material impact on the Company's financial position.


PART II - OTHER INFORMATION




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)	Exhibits
	None

(b)	Reports on Form 8-K
	There were no reports on Form 8-K filed for the three months ended September 30, 1996.





SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NYMAGIC, INC.
(Registrant)


Date:	    November 12, 1996
	Mark W. Blackman
	(Chief Executive Officer)



	Thomas J. Iacopelli
	(Chief Financial Officer)


PART II - OTHER INFORMATION




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)	Exhibits
	None

(b)	Reports on Form 8-K
	There were no reports on Form 8-K filed for the three months ended September 30, 1996.





SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NYMAGIC, INC.
(Registrant)



Date:	    November 12, 1996
	    /s/ Mark W. Blackman
	Mark W. Blackman
	(Chief Executive Officer)


	    /s/ Thomas J. Iacopelli
	Thomas J. Iacopelli
	(Chief Financial Officer)


