Form 10-K
period 1996-12-31
NYMAGIC INC
filed 1997-03-31
CIK 847431



                                                             1




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 1O-K
(Mark One)
[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended December 31, 1996
                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For     the     transition     period     from ______________    to ___________________________
                         Commission file number 1-11238.

                                  NYMAGIC, INC.
             (Exact name of registrant as specified in its charter)
           New York                                                                                      13-3534162
(State or other jurisdiction of                                                                           (I.R.S. Employer
incorporation or organization)                                                                            Identification No.)

330 Madison Avenue, New York, NY                                                                          10017
(Address of principal executive offices)                                                                 (Zip Code)

                               Registrant's telephone number, including area code: (212) 551-0600
                                                           ---------
                                  Securities   registered  pursuant  to  Section
12(b) of the Act:

         Title of each class:                                                                     Name  of  each   exchange   on
which registered:
Common Stock, $1.00 par value                                                     New York Stock Exchange

                                  Securities   registered  pursuant  to  Section
12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant, as of March 1, 1997, was approximately $85,887,845.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 1997, was 10,143,052 shares of common stock, $1.00 par value.
                       DOCUMENTS INCORPORATED BY REFERENCE

Portions  of the  Company's  Proxy  Statement  for the 1997  Annual  Meeting  of
Shareholders are incorporated by reference in Part III.




                                     Part I

Item 1.  Business.

General

         NYMAGIC, INC., a New York corporation (the "Company" or "NYMAGIC"), is a holding company which owns and operates the following insurance companies and insurance underwriters and managers:

         Insurance Companies:

         New York Marine And General Insurance Company - ("New York Marine")
         Gotham Insurance Company - ("Gotham")

The Company's insurance company subsidiaries, New York Marine and Gotham, each maintain an A.M. Best insurance rating of A+.

         Other:
         Mutual Marine Office, Inc. - ("MMO")
         Pacific Mutual Marine Office, Inc. - ("PMMO")
         Mutual Marine Office of the Midwest, Inc. - ("Midwest") all of which are collectively referred to hereinafter as the "Company."

         NYMAGIC, through its subsidiaries, specializes in underwriting ocean marine, inland marine, aviation and other liability insurance through insurance pools managed by MMO, PMMO, and Midwest ("MMO and affiliates") since 1964. MMO and affiliates were acquired by NYMAGIC in January 1991. In addition to managing the insurance pools, NYMAGIC participates in the risks underwritten for the pools through two insurance company subsidiaries, New York Marine and Gotham.
All premiums, losses and expenses are pro-rated among pool members in accordance with their pool participation percentages. Effective January 1, 1994, the Company increased to 81.47% its participation in the ocean marine, inland marine and aviation business produced by the pools. Effective April 1, 1994, the Company increased to 90.00% its participation in the inland marine business produced by the pools and effective July 1, 1994, the Company increased to 90.00% its participation in the ocean marine and aviation business produced by the pools and to 100% its participation in the other liability and inland marine business produced by the pools. Substantially all of the Company's premiums for the last three years have resulted from participation in the insurance pools managed by MMO and affiliates.

         The  Company  has   approximately   121   employees   of  whom  19  are
underwriters.

The Pools

         MMO, located in New York, PMMO, located in San Francisco and Midwest, located in Chicago (the "Manager" or the "Managers"), manage the insurance pools in which the Company participates.

         The Manager accepts, on behalf of the pools, insurance risks brought to the pools by brokers and others. All premiums, losses and expenses are prorated among the pool members in accordance with their percentage participations in the pools. Pursuant to the pool management agreements, the pool members have agreed not to accept ocean marine insurance (other than ocean marine reinsurance) unless received through the Manager and have authorized the Manager to accept risks on behalf of the pool members and to effect all transactions in connection with such risks, including the issuance of policies and endorsements and the adjustment of claims. As compensation for its services, the Manager receives a fee of 5.5% of gross premiums written by the pools and a contingent commission of 10% on net underwriting profits, subject to adjustment.




         Inception to date underwriting results for various reinsurance treaties are used to calculate reinsurance  contingent  commissions on an earned basis in the period in which the related  profit  commission  is billed.  Adjustments  to
commissions,   resulting  from  revisions  in  coverage,  retroactive  or  audit adjustments,  are recorded in the period when realized. Subject to review by the
reinsurers,   the  Managers   determine  the  profitability  of  all  contingent
commission agreements placed with various reinsurance companies.

         New York Marine was substituted for another member of the pools in existence in 1979, and Pennsylvania National Mutual Casualty Insurance Company
("Pennsylvania  National") was admitted to each of the pools in 1981.  Arkwright
Mutual Insurance Company ("Arkwright") increased its participation in the pools effective December 31, 1985, by assuming the percentage participation of Employers Mutual Casualty Company ("Employers") and Mutual Fire, Marine and
Inland Insurance Company ("Mutual Fire"), both of which withdrew from the pools effective December 31, 1985. In addition, the Arkwright-Boston Insurance Company transferred its entire interest in the pools to its affiliate, Arkwright, effective December 31, 1985.

         In the case of Employers and Arkwright-Boston Insurance Company, all loss and unearned premium reserves as of December 31, 1985, were transferred to Arkwright and any loss run-off related to such reserves are to be fully absorbed by Arkwright. In the case of Mutual Fire, all loss and unearned premium reserves incurred through policy year 1985 were assumed by all members of the pools in proportion to their respective interests in the pools at the time such reserves were incurred.

         Mutual Fire was a member of the pools from 1964 through 1985, with a participation percentage of 3.71% at the time of its withdrawal from the pools.
In 1986,  Mutual  Fire was  placed  under the  supervision  of the  Pennsylvania
Department of Insurance and it has ceased to meet its obligations under the pool agreements. Under the terms of the pool agreements, if any member is unable to meet its obligations with respect to business written by the pools while it was a member, the remaining pool members must assume their pro-rata share of the defaulting member's obligations.

         Effective December 31, 1990, Lumber Mutual Insurance Company ("Lumber") ceased to participate in the pools and its 6.82% participation was assumed by New York Marine as to policies incepting on or after January 1, 1991. In the case of Lumber, all loss and unearned premium reserves incurred through policy year 1990 were transferred to New York Marine. Effective December 31, 1991,
Pennsylvania National ceased to participate in the pools and its participation was assumed by New York Marine as to policies incepting on or after January 1, 1992. In the case of Pennsylvania National, all loss and unearned premium reserves incurred through policy year 1991 were transferred to New York Marine.

         Effective  January  1,  1994,  the  Company  increased  to  81.47%  its participation in the ocean marine,  inland marine and aviation business produced by the  pools.  The  Company's  participation  in the other  liability  business produced by the pools remained at 91.47%.
         Effective April 1, 1994, the Company  increased to 90.00% its  participation in the inland marine business  produced by the pools.
         Effective   July  1,  1994,   the  Company   increased  to  90.00%  its
participation  in the ocean marine and aviation  business  produced by the pools and to 100% its  participation in the other liability and inland marine business produced by the pools.

         The Company's increase in pool  participations  effective July 1, 1994, followed the assumption of Utica Mutual  Insurance  Company's  ("Utica  Mutual")
pool share and Utica Mutual's  withdrawal  from the pools.  In the case of Utica
Mutual,  all loss  reserves,  including  incurred but not reported  ("IBNR") and
unearned  premium  reserves,   incurred  on  policies  effective  prior  to  its
withdrawal from the pools, remain as obligations of Utica Mutual.

         The Company is not aware of any uncertainties with respect to any possible defaults by either Arkwright or Utica Mutual with respect to their pool obligations which might impact liquidity or results of operations.




         The pool managed by MMO, the largest when measured by premiums written, was formed in 1964.  The pools  managed by PMMO and Midwest  were formed in 1975 and 1980, respectively.  Effective January 1, 1996, each pool is composed of the following members:
                                                                                                 Inland Marine,
Pool Member                                                            Ocean Marine,             Other Liability
                                                                       Aviation Pools                            Pools
New York Marine And General Insurance Company..          90.00%                                 100%
Arkwright Mutual Insurance Company ..........................     10.00%                                    --

         The 1995 A.M. Best ratings for Arkwright and Utica Mutual, the most recent period for which such ratings are available, were A+ and A, respectively.

         Assets and liabilities resulting from the insurance pools are allocated to the members of the insurance pools based upon the pro-rata participation of each member of each pool which is set forth in the management agreement entered into by and between the pool participants and the Managers. An examination is made of the insurance pools by the Pool's independent auditors to ensure the method of allocation among pool participants is reasonable and accurate. The allocation of premiums and losses is not subject to the Managers' discretion and the Managers do not believe there exist any conflicts of interest in connection with this aspect of the pools.

Investment Policy
         The Company follows an investment policy which is reviewed quarterly and revised periodically. For the years ended December 31, 1996 and 1995, the yield on the Company's investment portfolio (computed on the basis of average monthly cost of investment and statutory investment income) was 5.8% and 6.1%, respectively. At December 31, 1996, the weighted average maturity of fixed maturity investments was 7.3 years.

         The investment policy for New York Marine as of December 31, 1996, was as follows:
         1. Liquid Funds - Minimum 7-1/2% of Investable Funds. In cash, certificates of deposit, prime bankers acceptances, prime commercial paper, tax-exempts rated AA/AA or MIG 2 or better, tax-exempts rated AA by one service and unrated by the other, not to exceed $5,000,000 par value in any one institution;
                  obligations of the U.S. Government and its agencies due one year or less; tax-exempt notes with a split A/AA or AA/A rating not to exceed $500,000 in any one institution.

         2.       Bond Funds

                  A) Tax-exempt securities and obligations of private corporations rated A or better by each service which provides a rating, not to exceed $5,000,000 maturity value per issuing entity; maturities not to exceed
                           December 31 of the 20th year from the purchase date, to include:

                           1)Pollution - control bonds  guaranteed by industrial
corporations rated A or better.

                           2)Pre-refunded bonds.

                           3)Housingissues sponsored by the U.S.  Government and
                                    its agencies secured by underlying mortgage securities with maturities not in excess of 30 years and average maturities not in excess of 20 years.

                  B)       Preferred  stocks with sinking funds,  rated A/A or better,  limited to $500,000 par value per issuer for new issues; to $500,000 purchase price for outstanding issues.

                  C)       Obligations of the U.S. Government and its agencies.




         3.                A)       Equities (including convertible  securities) - Not more than 25% of policyholders'  surplus, and investment in any one  institution is not to exceed five percent (5%) of  policyholders'  surplus at the time of purchase as last reported to the New York State Insurance Department.

                  B)       Subsidiaries - the Company's  investments in subsidiary  companies are excluded from the requirements of the Company's Investment Program.

         The investment policy of Gotham is similar to that of New York Marine except that Gotham is limited to $2,000,000 maturity value for its bond investments and $1,000,000 for short-term investments.

         The investments of the Company's subsidiaries must also conform to the requirements contained in the New York State Insurance Law and Regulations.

         The Company's investments are monitored by the Finance Committee of the Board of Directors.  New
York  Marine's  fixed income  portfolio is managed by J.P.  Morgan  Investment  Management,  Inc.  ("JPMIM").  New York Marine's
equity portfolio is managed by JPMIM and, in part, by Sorema Asset  Management.  Gotham has its fixed income  portfolio  managed by JPMIM and its equity portfolio managed by Rorer Asset Management.  See "Subsidiaries".

         As of December 31, 1996, New York Marine's invested assets were invested as follows:

         Bonds Rated A or better                  $276,090,031
         Bonds Rated below A                        -0-
         Equities$  35,035,480


         As of December 31, 1996, Gotham's invested assets were invested as follows:

         Bonds Rated A or better                  $ 69,393,098
         Bonds Rated below A                       -0-
         Equities$ 10,313,256

Lines of Insurance

         The Company writes ocean marine, inland marine, aircraft and non-marine liability  lines of insurance.  Ocean marine  insurance  covers a broad range of classes, including marine hull, primary and excess marine liabilities,  drilling rig, marine cargo,  war risks and assumed  reinsurance.  Inland marine insurance includes, among other things,  differences in condition ("DIC"), excess property
packages,   miscellaneous  property  insurance  and  assumed  reinsurance.   DIC
insurance  covers those perils not  included  with a fire and extended  coverage policy, including burglary,  collapse, flood, volcano and earthquake. In 1995, a decision  was made to reduce the  Company's  exposure  to  natural  catastrophes through the inland  marine line.  This  resulted in a reduction in the gross and net  inland  marine  premiums  written  for 1995 and  1996.  Aircraft  insurance includes hull and engine  insurance as well as liability  insurance.  Non-marine liability  insurance  includes,  among other things,  umbrella (excess casualty)
insurance, and excess and surplus line risks written primarily through Gotham.

         The  following  tables  set forth  the  pools'  gross  and net  written
premiums.   Insurance   premiums  written  on  a  calendar  year  basis  may  be
attributable to various policy years. Thus, some of the 1996 premium written may arise from policies incepting in 1995 and prior when the Company had a different participation  in the pools.  Therefore,  the  Company's  gross and net  written premiums  cannot be obtained by  multiplying  the amounts below by the Company's percentage  participation in each year. However, the tables below do reflect the size and mix of business produced by the Managers for the years so indicated.




Gross Premium Written by
    Line of Business                                                                       Year Ended December 31,
                                                   1996                        1995                             1994
                                                                                  (In thousands)
Ocean marine..............                       $  87,519     56%          $ 93,892      50%          $ 93,670      45%
Inland marine...............                         1,651      1%            14,380       8%            36,724      18%
Aircraft............................                61,067     39%            70,707      38%            65,320      32%
Other liability.................                     5,309      4%             7,111       4%            10,868       5%
Other...............................                   358   --                  290    --                  232    --
Total..............................               $155,904    100%          $186,380     100%          $206,814     100%
Net Premium Written by
    Line of Business                                                                       Year Ended December 31,
                                                   1996                          1995                           1994
                                                                                     (In thousands)
Ocean marine.............                         $ 58,771     59%         $  55,749      52%          $ 48,453      42%
Inland marine................                  (    2,087  ) ( 2% )            1,227       1%            15,339      13%
Aircraft............................                37,682     38%            42,339      40%            41,053      36%
Other liability.................                     5,325      5%             6,954       7%            10,467       9%
Other...............................                   374   --                  290   ---                  232   --
Total.............................                $100,065    100%          $106,559     100%          $115,544     100%
Reinsurance Ceded
         A  reinsurance  transaction  takes  place  when  an  insurance  company transfers (cedes) a portion or all of its exposure on insurance written by it to another insurer.  The reinsurer  assumes the exposure in return for a portion or all of the premium.  The ceding of  reinsurance  does not legally  discharge the insurer from its primary liability for the full amount of the policies,  and the ceding company is required to pay the loss if the assuming company fails to meet its obligations under the reinsurance agreement. The Company, through the pools, cedes the greater part of its reinsurance through annual reinsurance  agreements
(treaties) with other insurance  companies.  These treaties,  which are drawn by lines or classes of insurance, allow the Company to automatically reinsure risks without having to cede insurance on a risk by risk (facultative) basis, although facultative reinsurance is utilized on occasion.
         Generally,  the Managers place reinsurance with companies which have an
A.M. Best rating greater than B+ or which have sufficient financial strength, in management's  opinion,  to warrant being used for reinsurance  protections.  The
Managers  also  examine  financial  statements  of  reinsurers  and review  such statements  for  profitability,  reasonable  leverage and adequate  surplus.  In addition, the Company, through the pools, withholds funds and may obtain letters of credit  under  reinsurance  treaties.  The Company  continues  to monitor the financial  status of all  reinsurers on an annual  basis,  as well as the timely receipt of cash, to assess the ability of reinsurers to pay reinsurance claims.
         The Company,  through the pools,  attempts to limit its  exposure  from losses on any one occurrence  through the use of various  excess of loss,  quota share and  facultative  reinsurance  arrangements  and to  minimize  the risk of default by a reinsurer by reinsuring risks with many different  reinsurers.  The
Company utilizes approximately 80 to 100 separate reinsurance treaties each year with a range of 8 to 20 reinsurers participating on each treaty. Many reinsurers participate on multiple  treaties.  The Company utilizes quota share reinsurance treaties in which the reinsurers participate on a set proportional basis in both the  premiums  and losses.  Additionally,  the Company  utilizes  excess of loss reinsurance treaties in which the reinsurers, in exchange for a minimum premium, subject to upward  adjustment  based upon premium volume,  agree to pay for that part of each loss in excess of an agreed upon amount. The Company's retention of exposure,  net of these  treaties,  varies  between  its  different  classes  of business  and from year to year,  depending  on several  factors  including  the pricing  environment  on both the  direct  and ceded  book of  business  and the availability of reinsurance.  In general,  reinsurance is obtained for each line of business when  necessary to reduce the Company's  exposure to a maximum of $2 million  for any one  insured on any one  occurrence.  The Company can and does, from time to time,  carry a maximum exposure in excess of $2 million for any one insured  on any one  occurrence.  Such  instances,  when they  occur,  generally reflect a business  decision  regarding  the cost of further  reductions  in the
Company's exposure and/or the availability of reinsurance.




         The Company attempts to limit its exposure from catastrophes through the purchase of general excess of loss reinsurance which provides coverage in the event that multiple insureds incur losses arising from the same occurrence.
These coverages require the Company to pay a minimum premium, subject to upward adjustment based upon premium volume. The treaties, which extend, in general, for a twelve month period, obligate the reinsurers to pay for the portion of the Company's aggregate losses (net of specific reinsurance) which fall within each treaty's layer or exposure. The Company's retention on any one catastrophic occurrence, after it obtains the benefit of its excess of loss reinsurance, has not exceeded $4 million during the past three years. In the event of a catastrophe loss, the Company would incur additional reinstatement premium charges for its excess of loss reinsurance, to the extent that such treaties incur a portion of the loss and in an amount not greater than the original cost of the reinsurance.

         The  Company   reinsures  risks  with  several   domestic  and  foreign
reinsurers as well as syndicates  including Lloyd's of London  ("Lloyd's").  The
Company's  largest  reinsurers as of December 31, 1996, were Arkwright,  Lloyd's and Utica Mutual,  with aggregate net  recoverables of $55 million,  $17 million and $21 million,  respectively.  The 1995 A.M.  Best ratings for  Arkwright  and
Utica  Mutual are A+ and A,  respectively.  Lloyd's of London  maintains a trust fund  which  was  established  for  the  benefit  of all  United  States  ceding companies.  In 1995,  as part of a  reconstruction  process,  the trust fund was expanded to include certain  obligations on a gross basis. In 1996,  Equitas was formed to handle the run-off of years 1992 and prior for Lloyd's.  For the three most recent years for which Lloyd's has reported  results,  1993, 1992 and 1991,
Lloyd's  reported  gains of 2.25  billion  pounds  for 1993 and  losses  of 1.02 billion  pounds and 2.05 billion  pounds for 1992 and 1991.  The Company has not experienced  difficulties in collecting  amounts due from Lloyd's and the timing of cash  receipts  has not  materially  affected  the  Company's  liquidity.  At
December  31,  1996,  the  Company's  net  exposure  to  reinsurers,  other than
Arkwright,  Lloyd's and Utica Mutual,  was approximately $85 million,  including amounts  recoverable  for paid  losses,  outstanding  losses,  IBNR and unearned premium reserves. This amount is recoverable collectively from approximately 700 reinsurers or  syndicates,  no single one of which was liable to the Company for an unsecured amount in excess of approximately $3.0 million.

Operating Ratios
         Premium to Surplus Ratio.  The following  table shows,  for the periods indicated,  the Company's  consolidated statutory ratios of net premiums written
(gross premiums less premiums ceded) to policyholders' surplus:
                                                                                 Year          Ended           December
31,
                                                 1996           1995            1994              1993             1992
                                                                          (Dollars in thousands)
Net premiums written.......                  $ 90,513          $ 97,817         $100,907          $ 79,034         $ 60,872
Policyholders' surplus......                  160,929           148,785          133,813           131,375          127,060
Ratio...............................         .56 to 1          .66 to 1         .75 to 1          .60 to 1         .48 to 1

While there are no statutory requirements applicable to the Company which establish permissible premium to surplus ratios, guidelines established by the National Association of Insurance Commissioners provide that the statutory net premium written to surplus ratio should be no greater than 3 to 1. The Company is well within those guidelines.

Combined Loss and Expense Ratios. The underwriting  experience of the Company is indicated by its  "combined  ratio," which is the sum of (l) the ratio of losses and loss adjustment  expenses incurred to net premiums earned (the "loss ratio")
and (2) the ratio of policy acquisition costs and other underwriting expenses to net premiums  written (the "expense  ratio").  The Company's  consolidated  loss ratios,  expense ratios and combined ratios,  on a statutory basis, are shown in the following table:
                                                                                 Year Ended December 31,
                                                 1996              1995             1994              1993         1992

Loss Ratio......................                62.6%             69.0%            80.2%             80.3%           77.7%
Expense Ratio..............                     31.9%             30.3%            28.5%             26.6%           28.2%
Combined Ratio.........                         94.5%             99.3%           108.7%            106.9%         105.9%




         The ratios set forth above have been  calculated  on a statutory  basis
which  reflect  the  operating   results  of  NYMAGIC's  two  insurance  company
subsidiaries, New York Marine and Gotham.
         GAAP Combined Loss and Expense Ratios.  The underwriting  experience of the Company is indicated by its  "combined  ratio,"  which is the sum of (1) the ratio of losses and loss  adjustment  expenses  incurred to net premiums  earned
(the  "loss  ratio")  and (2) the  ratio of policy  acquisition  costs and other underwriting expenses to net premiums earned (the "expense ratio").
         The Company's  consolidated  loss ratios,  expense  ratios and combined ratios, on a GAAP basis, are shown in the following table:
                                                                                          Year Ended December 31,
                                        1996              1995              1994             1993              1992
Loss Ratio.......................      61.2%             67.4%             78.1%            77.8%             84.6%
Expense Ratio...............           32.3%             31.9%             34.4%            28.2%             20.0%
Combined Ratio..........               93.5%             99.3%            112.5%           106.0%            104.6%

         The ratios set forth above have been calculated on a GAAP basis which reflect the operating results of NYMAGIC's two insurance company subsidiaries, New York Marine and Gotham.

         The GAAP loss ratio differs from the statutory loss ratio mainly as a result of accruals for salvage and subrogation in years 1992 and 1993, amortization of the deferred income in connection with the assumption of loss reserves from Pennsylvania National and Lumber Mutual, and, in 1993 and subsequent, an accrual on a statutory basis for unallocated loss adjustment expenses which are based on management commissions charged by the pool and, therefore, eliminated on a GAAP consolidated basis. The GAAP expense ratio differs from the statutory expense ratio primarily as a result of amortization of deferred policy acquisition costs for GAAP and receivable write-offs which are reflected in income for GAAP. In 1992, the assumption of loss reserves from two former pool members, Pennsylvania National and Lumber, served to increase the GAAP loss ratio and decrease the GAAP expense ratio inasmuch as there were no expenses associated with the assumption of the losses and the funds received were recorded as premiums. Reserves

         The applicable insurance laws under which the Company operates require that reserves be maintained for the payment of losses and loss adjustment expenses with respect to both reported and incurred but not reported ("IBNR") claims under its insurance policies. IBNR claims are those losses, based upon historical experience and other relevant data, that the Company estimates will be reported or ultimately develop on risks undertaken by the Company. The
Company maintains a conservative policy in establishing reserves, especially in the year the policy is written. Case loss reserves are determined by evaluating reported claims on the basis of the type of loss involved, knowledge of the circumstances surrounding the claim, and the policy provisions relating to the type of loss. IBNR claims are estimated on the basis of statistical information with respect to the probable number and nature of claims arising from occurrences which have not yet been reported. The establishment of reserves acts to reduce income while the downward adjustment or reduction of reserves increases income.

         The loss settlement period on insurance claims may be many years and during this period it often becomes necessary to adjust the estimate of liability on a claim either upward or downward. Among the classes of marine, aviation and non-marine liability insurance written by the Company are liability classes which historically have had long lead times between occurrence of an insurable event, reporting of the claim to the Company and final settlement. In such cases, the Company is forced to estimate reserves over long periods of time, with the possibility of several adjustments. Other classes of insurance, such as property and claims-made non-marine liability classes, historically have had shorter lead times between occurrence of an insurable event, reporting of the claim to the Company and final settlement. The reserves with respect to such classes are less likely to be readjusted.

         The Company, from time to time, has increased its participation in the pools. The effect of each such increase is prospective in nature and does not affect the loss reserves herein set forth for the years prior to the effective date of any such change in participation percent.




         The insurance pools  participated in the issuance of umbrella  casualty insurance  for various  Fortune 1000  companies in the period from 1978 to 1983.
Depending on the accident  year,  the  insurance  pools'  maximum  retention per occurrence  ranged from  $250,000 to  $500,000.  The  Company's  effective  pool participation  on such risks varied from 11% in 1978 to 30% in 1983. At December
31, 1996 and 1995, the Company's  gross,  ceded and net loss and loss adjustment expense  reserves for  Asbestos/Pollution  policies  amounted to $23.5  million,
$15.0  million  and $8.5  million,  and $20.6  million,  $13.6  million and $7.0 million,  respectively.  As of December 31, 1996, the Company had  approximately
1,000  policies  which  had at least one claim  relating  to  Asbestos/Pollution
exposures.    The   Company   believes   that   the   uncertainty    surrounding
Asbestos/Pollution  exposures,  including  issues as to  insureds'  liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions, all affect the estimation of ultimate losses.  Under such  circumstances,  it is difficult to determine the ultimate loss for Asbestos/Pollution  related claims.
Given the  uncertainty  in this area,  losses  from  Asbestos/Pollution  related claims are likely to adversely  impact the Company's  results from operations in future years and may vary materially from such reserves  reported as of December
31, 1996.  However,  as of December  31, 1996,  the Company  believes  that,  in aggregate,  the unpaid loss and loss adjustment  expense reserves as of December
31, 1996,  allow for an adequate  provision and that the ultimate  resolution of the  Asbestos/Pollution  claims will not have a material impact on the Company's financial position.
         The following  table sets forth  NYMAGIC's net case reserve  experience for Asbestos/Pollution policies for each of the past three years:
                                                                            1996          1995                 1994
                                                                                               (In
Thousands)
Asbestos
Case Reserves at beginning of period                                   $ 1,307             $1,367          $  1,158
Incurred loss and loss adjustment expenses                               (  186)                7               274
Payments                                                               (      8)         (     67)         (     65)
Case Reserves at end of period                                           1,103              1,307             1,367

Pollution
Case Reserves at beginning of period                                      $2,141           $1,977          $  1,799
Incurred loss and loss adjustment expenses                                   975              642               713
Payments                                                                    (793)        (    478)        (     535)
Case Reserves at end of period                                             2,323            2,141             1,977

The following table sets forth  NYMAGIC's net loss and loss  adjustment  expense experience for Asbestos/Pollution policies for each of the past three years.
                                                                            1996             1995              1994
                                                                                               (In
Thousands)
Asbestos/Pollution
Unpaid loss and loss adjustment expenses
 (Including IBNR) at beginning of period                                  $7,041           $6,150          $  4,954
Incurred loss and loss adjustment expenses                                 2,270            1,436             1,796
Payments                                                                (    811)        (    545)        (     600)
Unpaid loss and loss adjustment expenses
 (Including IBNR) at end of period                                         8,500            7,041             6,150

The   loss   and   loss   adjustment   payments   related   to   the   Company's
Asbestos/Pollution exposures have not been material in relation to the Company's total loss and loss adjustment expense payments as shown in the table below:
                                                                            1996          1995              1994
                                                                                               (In
Thousands)
Total loss and loss adjustment expense
 payments for the year ended December 31,                                $61,524          $51,719           $57,356
Asbestos/Pollution loss and loss adjustment expense
 payments for the year ended December 31,                                    811              545               600





         The insurance pools have written primary insurance relating to products liability since 1985. The insurance pools' maximum loss per risk is generally limited to $1,000,000 and the Company's participation percentage ranges from 59% to 100% based upon policy year. The Company believes that, based upon the maximum amount per risk and the Company's conservative reserving posture, the reserves currently established are adequate to cover the ultimate resolution of all product liability claims.

         The following table shows changes in reserves in subsequent years (the development) from the prior loss estimates based upon experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of losses for individual years. A redundancy means the original estimate of the Company's consolidated liability was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate.

         The first line of the table presents, for each of the last ten years, the estimated liability for unpaid losses and loss adjustment expenses at the end of the year, including the reserve for incurred but not reported losses.
These reserves include reserves assumed from Pennsylvania National and Lumber pursuant to the assumption of their pool obligations. The first section of the table shows, by year, the cumulative amounts of losses and loss adjustment expenses paid as of the end of each succeeding year, expressed as a percentage of the estimated liability for such amounts.

         The second section sets forth the re-estimates in later years of incurred losses, including payments, as a percentage of the estimate for the years indicated. The cumulative redundancy represents as of December 31, 1996, the aggregate change in the estimates over all prior years. The redundancies have been reflected in income over the periods shown.

              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]







         The Company  makes no specific  provision  for  inflation in connection
with  reserve  estimates,   but  does  each  year  consider  the  adjustment  of
outstanding  case reserves and current  inflationary  indices in determining the adequacy of the overall  loss  reserve.  The Company  monitors  historical  loss payments to determine the sufficiency of this provision.

         The  following  table  provides a  reconciliation  of the  consolidated liability  for losses and loss  adjustment  expenses at the beginning and end of
1996, 1995 and 1994:
                                                                                    Year ended December 31,
                                                                            1996          1995             1994
                                                                                                  (In Thousands)
Net liability for losses and loss adjustment
  expenses at beginning of year....................                     $229,916         $212,377          $208,366
Provision for losses and loss adjustment
  expenses occurring in current year.............                         71,731           75,618            64,061
Decrease in estimated losses and loss
  adjustment expenses for claims occurring
  in prior years (1)...............................................  (    12,753)      (    6,360)        (   2,694)
Deferred income-loss portfolio
  assumption(2)...................................................           381              458               533
Total losses and loss adjustment expenses
  incurred                                                                59,359           69,716            61,900
Less:
Losses and loss adjustment expense payments
  for claims occurring during:
      current year...............................................         15,012           10,043            11,185
      prior years...................................................      46,512           41,676            46,171
                                                                          61,524           51,719            57,356
Plus:
Deferred income-loss portfolio assumption(2)                          (      381)    (        458)       (      533)
Net liability for losses and loss adjustment
  expenses at year end.............................                      227,370          229,916           212,377
Ceded unpaid losses and loss adjustment
  expenses.......................................................        184,467          187,879           222,695
Gross unpaid losses and loss adjustment
  expenses at year end                                                  $411,837         $417,795          $435,072

         (1) The adjustment to the consolidated liability for losses and loss adjustment expenses for losses occurring in prior years reflects the net effect of the resolution of losses for other than full reserve value and subsequent readjustments of loss values.
         (2) Deferred income-loss portfolio assumption represents the difference between cash received and unpaid loss reserves assumed as a result of the buyout of Pennsylvania National's and Lumber's net pool obligations which was initially capitalized and will be amortized over the payout period of the related losses.

         The principal differences between the consolidated liability for unpaid losses and loss adjustment expenses as reported in the Annual Statement filed with state insurance departments in accordance with statutory accounting principles and the liability based on generally accepted accounting principles shown in the above tables is due to the reserve for the Company's pro rata share of the pool obligations of Mutual Fire, a former pool member, the assumption of Pennsylvania National's and Lumber's loss reserves arising from their former participation in the MMO insurance pools and unpaid unallocated loss adjustment expenses based upon management commissions payable to the Managers which are eliminated on a consolidated basis. The loss reserves shown in the above tables reflect in each year salvage and subrogation accruals of approximately 1% to 6%.
The estimated accrual for salvage and subrogation is based on the line of business and historical salvage and subrogation recovery data. In neither statutory nor generally accepted accounting principles are loss and loss adjustment expense reserves discounted.




         The following table sets forth the  reconciliation  of the consolidated net  liability  for  losses  and loss  adjustment  expenses  based on  statutory accounting  principles and based on generally accepted accounting  principles as of December 31, 1996, 1995 and 1994:
                                                                                              Year ended December 31,
                                                                                        1996             1995             1994
                                                                                                      (In Thousands)
Liability for losses and loss adjustment expenses
  reported based on statutory accounting principles...................                $222,953         $225,260          $207,178
Liability for losses and loss adjustment expenses assumed
  from Lumber Mutual and Pennsylvania National........................                   4,508            4,615             5,287
  (excludes $6,653,075, $8,173,000 and $9,907,000 at
  December 31, 1996, 1995 and 1994, accounted for in the
  statutory liability for losses and loss adjustment expenses.)
Estimated share of Mutual Fire, Marine and Inland
  Insurance Company's pool obligations.........................................             61              114               183
Unpaid unallocated loss adjustment expenses.............................           (      152 )       (     73 )         (    271)
Net liability for losses and loss adjustment expenses
  reported based on generally accepted accounting
  principles..............................................................................................227,370         229,916
212,377
Ceded liability for unpaid losses and loss adjustment expenses                         184,467          187,879           222,695
Gross liability for unpaid losses and loss adjustment expenses                        $411,837         $417,795          $435,072
Regulation
         The Company is regulated by the  insurance  regulatory  agencies of the states in which it is authorized to do business.  New York Marine is licensed to engage in the insurance business in all states.

         Gotham is permitted to write excess and surplus lines insurance on a non-admitted basis in all of the states except Arkansas, Massachusetts, Nevada, New Jersey, New Hampshire and Vermont. Gotham is licensed to engage in the insurance business in the state of New York and, as such, cannot write excess and surplus business in that state.

         Many aspects of the Company's insurance business are subject to regulation. For example, minimum capitalization must be maintained; certain forms of policies must be approved before they may be offered; reserves must be established in relation to the amounts of premiums earned and losses incurred;
and, in some cases, schedules of premium rates must be approved.

         The insurance company subsidiaries also file statutory financial statements with each state in the format requested by the National Association of Insurance Commissioners (the "NAIC"). The NAIC provides accounting guidelines for companies to report and is seeking to provide minimum solvency standards for all companies in the form of risk-based capital requirements. Such standards have been established, and the Company believes that the surplus of each of the insurance companies are above the minimum amount required by the NAIC.

         The Company is subject to an examination by the Insurance Department of the State of New York. The insurance companies' most recent examination was for the year ended December 31, 1990. There were no significant adjustments which resulted from that examination.

         The insurance company subsidiaries are limited under New York law in the amount of dividends they can pay to the parent company, NYMAGIC, without prior approval of the New York State Insurance Department. NYMAGIC's principal source of income is dividends from its subsidiaries, which is used for payment of operating expenses, including interest expense, loan repayments and payment of dividends to NYMAGIC's shareholders. The maximum amount of dividends that may be paid to NYMAGIC by the insurance company subsidiaries is limited to the lesser of 10% of statutory surplus or 100% of net investment income, as defined under New York insurance law. The maximum amount which could be paid to the Company out of December 31, 1996, surplus was approximately $16,093,000.




         Insurance companies are being regulated more strictly by the various states in recent years. The state of California is seeking to regulate premiums more strictly under Proposition 103. The California Insurance Department has advised the Company that it has no rate rollback liability under Proposition
103. Many states have also increased regulation of surplus lines insurance thereby requiring stricter standards for authorization. Several states have established guaranty funds which serve to provide the assured with payment due under policies issued by insurance companies that have become insolvent.
Insurance companies that are authorized to write in states are assessed a fee, normally based on direct writings in a particular state, to cover any payments drawn from insolvency funds. The Company is subject to such assessments in the various states. Subsidiaries
         NYMAGIC's largest  insurance company  subsidiary is New York Marine And
General Insurance Company which was formed in 1972. NYMAGIC was formed in 1989 to serve as a holding company for the subsidiary insurance companies. Prior thereto, New York Marine And General Insurance Company was the parent company and shares of its common stock, $1.00 par value, were traded publicly. NYMAGIC became the holding company, and New York Marine its subsidiary, effective
October 2, 1989, following regulatory and shareholder approval.

         NYMAGIC's other insurance company subsidiary, Gotham Insurance Company, was organized in 1986 as a means of expanding into the excess and surplus lines marketplace. New York Marine and Gotham entered into a Reinsurance Agreement, effective January 1, 1987, under terms of which Gotham will cede 100% of its gross direct writings to New York Marine and assume 15% of New York Marine's total retained business, beginning with the 1987 policy year. Accordingly, for policy year 1987 and subsequent, Gotham's underwriting statistics are expected to be similar to New York Marine's. As of December 31, 1996, 75% and 25% of
Gotham's common stock is owned by New York Marine and NYMAGIC, respectively.

         Gotham does not assume or cede business to or from other insurance companies. Gotham had certain operating expenses of its own, however, for policy year 1987 and subsequent, and Gotham's underwriting statistics are expected to be similar to New York Marine's. As of December 31, 1996, New York Marine had aggregate recoverables due from Gotham of approximately $37 million or 25% of New York Marine's statutory surplus. Gotham had aggregate recoverables due from New York Marine as of December 31, 1996, of approximately $32 million or 66% of
Gotham's statutory surplus.

         New York Marine's and Gotham's combined net income on a GAAP basis represented substantially all of the consolidated net income of the Company for each of the years ended December 31, 1996, 1995 and 1994.
         Mutual Marine Office, Inc. was acquired in 1991 and was formed in 1964 to underwrite a book of ocean marine insurance. MMO's activities expanded over the years and it now underwrites a book of ocean marine, inland marine, aviation and other liability insurance.

         Mutual  Marine  Office of the Midwest,  Inc. was acquired in 1991 and was formed in 1978 to underwrite a varied book of business located in the Midwest region.

         Pacific  Mutual  Marine  Office,  Inc.  was  acquired  in 1991 and was formed in 1975 to  underwrite  a varied  book of business in the West Coast region.
Competition
         The insurance  industry is highly  competitive and the companies,  both domestic and foreign,  against which the Company  competes are often larger with greater capital  resources than the Company and the pools. The principal methods of  competition  are  pricing and  responsiveness  to the  individual  insured's coverage requirements.  The competitive nature of the business reached a peak in
1990 after several major catastrophes forced the withdrawal of several insurance companies  from various  markets.  As a result,  the aviation,  ocean and inland marine market hardened in 1991 and remained favorable through 1994.  However, in
1995 and 1996 as  competition  intensified,  rates  softened in the aviation and ocean marine lines.  Competition  remains intense as a result of excess capacity in the casualty market. Accordingly,  the Company is not planning to renew those policies which would result in an underwriting loss.




         Sufficient capacity currently exists in the catastrophe reinsurance market which the Company relies upon to purchase reinsurance to protect its net retention per occurrence or event. As a consequence, such reinsurance is more costly and adversely impacts the Company's net income.

         The  Company  believes  it  can  successfully   compete  against  other
companies in the insurance market due to its philosophy of underwriting  quality insurance,  its  reputation as a conservative  well-capitalized  insurer and its willingness to forego unprofitable business.

Employees

         The Company currently employs approximately 121 persons, of whom 19 are insurance underwriters.

Item 2.  Properties.

         The Company does not own, directly or indirectly,  any real estate. The
Company leases office space for day to day operations in the following cities:
                           New York         -        37,000 square feet
                           Chicago          -          3,500 square feet
                           San Francisco            -           4,050 square feet

         The Company's principal executive offices are approximately  37,000 sq.
ft. in size and are located in New York City. In 1993 the Company moved into its location at 330 Madison Avenue, New York, New York, which was renovated and is in excellent condition. The lease for the Company's principal executive offices expires December 30, 2003. The minimum annual rent under the lease is $1,074,000 until 1998 and $1,184,000 from 1999 until the expiration of the lease. The lease included a cash payment by the lessor to the Company of $1,853,000 of which the benefit was deferred and amortized over the lease term.

Item 3.   Legal Proceedings.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.





                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.

         The Company's  common stock trades on the New York Stock  Exchange (NYSE Symbol:  NYM). The following  table sets forth representative high and low closing prices for the periods indicated.
                                                          1996                                     1995

                                                High         Low                            High         Low

First Quarter..................                $22.00       $16.38                         $18.88       $17.88

Second Quarter..........                        19.88        18.38                          17.88        15.38

Third Quarter...............                    19.13        17.00                          17.88        15.88

Fourth Quarter............                      19.00        17.25                          17.25        15.38


         As of March 1, 1997, there were 73 shareholders of record. However, management believes there are in excess of 2,500 beneficial owners of NYMAGIC's common stock.

Dividend Policy

         A cash dividend of ten (10) cents per share was declared and paid to shareholders of record as of March 31, June 30, September 30, and December 31,
1996 and 1995. For a description of restrictions on the ability of the Company's insurance subsidiaries to transfer funds to the Company in the form of dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 6. Selected Financial Data.
OPERATING                    DATA                   Year                    Ended                    December
31,
                                                      1996        1995           1994              1993          1992
                                                                          (In thousands, except per share amounts)
Revenues:

Net premiums earned.............                  $ 97,036       $103,461       $ 79,255          $ 65,276     $ 78,639
Net investment income..........                     21,270         21,659         18,854            17,746       17,856
Commission income................                    1,981          3,438          2,052             2,498        6,780
Realized investment gains ....                       4,589          4,111          2,992             6,458        6,277
Other income.........................                  690            661            420               275          249

Total revenues..........................          $125,566       $133,330       $103,573         $ 92,253      $109,801

Expenses:

Losses and loss adjustment
  expenses incurred.................              $ 59,359       $ 69,716       $ 61,900          $ 50,816     $ 66,550
Policy acquisition expenses...                      18,828         21,017         14,260            10,429        8,037
General and administrative
  expenses.................................         16,168         16,236         16,742            14,749       17,658
Interest expense......................               1,035           438             495               661          996

Total expenses..........................           $95,390       $107,407        $93,397           $76,655      $93,241
Selected Financial Data (continued)
                                                                             Year Ended December 31,
                                                      1996        1995            1994             1993          1992
                                                                          (In thousands, except per share amounts)
Income before income taxes                          30,176        25,923          10,176            15,598       16,560
Income taxes
  Current............................................   7,495       5,393          2,306             2,236        5,398
Deferred.........................................       56            410       (  1,827)       (       66)   (   4,023)
Total income taxes..........................         7,551          5,803            479             2,170        1,375
Income before
  cumulative effect.........................        22,625         20,120          9,697            13,428       15,185
Cumulative effect of change
  in accounting for income taxes.                  --            --             ---                  1,221      --
Net income.......................................  $22,625        $20,120       $  9,697          $ 14,649     $ 15,185
Average shares outstanding.........                 10,524         11,341         11,392            11,449       11,429

PER SHARE DATA:
Income before
  cumulative effect..........................        $2.15          $1.77        $   .85           $  1.17      $  1.33
Cumulative effect of change
  in accounting for income taxes                    --             --            ---                   .11     ---
Net income.......................................    $2.15          $1.77        $   .85           $  1.28      $  1.33
Dividends declared........................          $  .40         $  .40        $   .40          $    .40     $    .40

BALANCE SHEET DATA
 AT PERIOD END:
                                                                                 Year Ended December 31,
                                                      1996        1995           1994              1993           1992
                                                                                (In thousands)
Total investments.............................    $409,209(2)    $403,306 (2)     $341,643  (2)   $334,722       $303,608
Total assets........................................695,195(1)    705,824 (1)      705,986  (1)    663,268(1)     419,200
Unpaid losses and loss
  adjustment  expenses...................          411,837(1)     417,795 (1)     435,072 (1)     407,321 (1)     203,735
Notes payable..................................     20,438         12,727            7,020          10,294         16,176
Total shareholders' equity...............         $188,852       $182,717         $164,313        $166,482       $158,115
-----------------------------
(1)      Includes  reserve  liabilities  reported gross of  reinsurance  credits  pursuant to Statement of Financial  Accounting
         Standards No. 113.
(2)      Fixed  maturities held for sale are carried at fair value pursuant to Statement of Financial  Accounting  Standards No.
         115.

         For a description of factors that materially affect the comparability of the information reflected in the Selected Financial Data, see "Management's
Discussion and Analysis of Financial Condition and Results of Operations" below.

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

         Results of Operations
         The Company participates in pools of insurance covering ocean marine, inland marine, aircraft and non-marine liability insurance managed by MMO and affiliates. The Company's participation in the ocean marine, inland marine and aviation business produced by the pools increased to 81.47% effective January 1, 1994. The Company's participation in the inland marine pool increased to 100% effective July 1, 1994, and its participation in the ocean marine and aviation pools increased to 90% at the same time. Effective July 1, 1994, the Company's participation in the other liability business produced by the pools increased to 100% from 91.47% effective July 1, 1994.




NYMAGIC Net Premiums Written
    by Line of Business                                                                 Year Ended December 31,
                                                      1996                        1995                      1994
                                                                                    (In thousands)
Ocean Marine................                  $54,093        60%           $48,944        50%         $ 41,437        41%
Inland Marine.................               ( 1,658)       (2%)             2,803         3%           13,847        14%
Aircraft.............................          32,482        36%            38,962        40%           35,389        35%
Other liability..................               5,238         6%             6,818         7%           10,002        10%
Other................................             358       -                  290      --                 232       ---
Total..................................       $90,513       100%           $97,817       100%         $100,907       100%
NYMAGIC Net Premiums Earned
    by             Line             of             Business             Year             Ended             December
31,
                                                      1996                        1995                      1994
                                                                                    (In thousands)
Ocean Marine................                  $52,483        54%           $48,110        47%          $38,006        48%
Inland Marine.................                  2,408         3%            11,563        11%            5,231         7%
Aircraft.............................          35,416        36%            35,496        34%           24,584        31%
Other liability..................               6,355         7%             8,022         8%           12,203        14%
Other................................             374       -                  270      --                 231      ---
Total..................................       $97,036       100%          $103,461       100%         $ 79,255       100%
-----------------------------
         Unlike many types of property and  casualty  insurance,  ocean  marine, inland  marine,  aviation  and other  liability  premium  rates are not strictly regulated  by  governmental  authorities.  Consequently,  the Company is able to adjust premium rates quickly in response to competition, varying degrees of risk and other  factors.  In  addition,  the Company,  by virtue of its  underwriting flexibility,  is able to  emphasize  specific  lines of  business in response to advantageous  premium  rates  and  the  anticipation  of  positive  underwriting results.
         The Company's general and administrative  expenses consist primarily of
compensation   expense,   employee   benefits  and  rental  expense  for  office
facilities. The Company's policy acquisition costs include brokerage commissions and premium taxes and are primarily  based on a percentage of premiums  written.
Such costs have generally  changed in proportion with changes in premium volume.
Losses and loss adjustment expenses incurred in connection with insurance claims in any  particular  year depend upon a variety of factors  including the rate of inflation,  accident or claim frequency,  the occurrence of natural catastrophes and the number of policies written.

         The Company estimates  reserves each year based upon, and in conformity with, the factors discussed under  "Business-Reserves".  The Company maintains a conservative policy for establishing  reserves,  especially in the year a policy is written.  Changes in estimates of reserves are reflected in operating results in the year in which the change occurs. 1996 as Compared to 1995
         The Company's net premiums  earned  decreased by 6% in 1996 as compared to 1995. The decline  primarily  relates to the inland marine and other liability lines of business.

         The inland marine line recorded the largest decline in earned premiums at 79%. This is consistent with the Company's plan in 1996 to withdraw from writing the larger multi-location assureds. After several years of unprofitable results caused by large catastrophe losses and expensive reinsurance, the Company limited its 1996 writings to those that are ancillary to its ocean marine risks. Negative premiums written for 1996 occurred as a consequence of purchasing reinsurance to cover the run-off of the prior year's catastrophe oriented business still in force in 1996. In 1997, the Company's strategy in this line should remain consistent with 1996.
         The other liability earned premiums decreased 21% as compared the prior year. Due to fierce competition in this line, casualty market rates remain soft.
The Company will continue to selectively underwrite in this line, as it has over the past several years, and premiums in 1997 are expected to further decline.




         The ocean marine line recorded the largest growth in written and earned premiums among the Company's various lines of business. An 11% and 9% increase over the prior year's written and earned premium, respectively, was achieved by additional production in the hull and cargo classes of business coupled with changes in the ocean marine reinsurance program. Gross premiums are down slightly as rate reductions in various marine classes have outweighed the additional production in the hull and cargo classes. Rates in the ocean marine line have softened as competition intensifies. Reinsurance changes in the Company's hull, cargo and energy classes have enabled it to retain more premium income without sustaining much additional exposure. The 1997 premiums could decrease as a result of this underwriting climate.
         Although net earned premiums in the aviation line remained flat when compared to 1995, gross and net writings decreased 14% and 16%, respectively.
1995 was a peak year for aviation rates after insurers suffered several years of losses. As industry gross losses improved in 1995, competition intensified and rates subsequently softened. As a casualty of this competitive rate environment, certain accounts were not renewed in 1996 and thereby contributed to the overall decline. The Company expects this competitive environment to remain in 1997.
         Losses and loss adjustment expenses as a percentage of premiums earned were 61.2% in 1996 as compared to 67.4% in 1995. Improved net loss experience in the Company's core ocean and aviation lines contributed to the overall decline.

         Although the inland loss ratio in 1996 was adversely affected by severe weather experienced during the past winter season, such ratio improved as compared to the prior year. The 1995 year included large property catastrophe losses from various hurricanes.

         The  other  liability  line  deteriorated  in 1996  from  adverse  loss development  in both  the  umbrella  and  the  non-marine  liability  occurrence classes.
         Commission   income,   consisting   primarily  of  reinsurance   profit
commissions  and insurance  pool profit and  management  commissions  charged to members of the insurance  pools other than New York Marine,  decreased by 42% in
1996.  Larger  reinsurance  contingent  commissions  were  recorded in 1995 as a result of greater profitability in various marine war classes of business. Also, management  commission  from a  non-affiliated  member  of the  insurance  pools decreased  overall in proportion to the decline in the pool's gross  writings in
1996.
         Net investment  income for the year ended December 31, 1996,  decreased by 2% from the prior year.  Investment  yields  decreased on the Company's fixed maturity  portfolio due to both market  conditions  and a greater  investment in tax-exempt securities which was applied against a larger investment asset base.
         Policy acquisition costs as a percentage of net premiums earned for the year ended  December 31, 1996 was 19.4% as compared to 20.3% for the prior year.
The inland  marine line has the largest  acquisition  ratio among the  Company's various lines of business. Reductions in inland premium writings in 1996 had the effect of decreasing policy acquisition costs and the overall ratio.

         Interest expense  increased by 137% in 1996 primarily as a result of an increase in loan  principal  outstanding.  General  and  administrative expenses  remained  flat as compared with the prior year as a result of continuing efforts
to contain personnel costs and cost effective reductions in administrative expenses.

         Realized  investment  gains for the year ended December 31, 1996 amounted to $4,589,133  and result  primarily from the sale of appreciated equity securities.

         Net income  increased by 12% to $22,624,618 for the year ended December
31, 1996, from $20,119,862 for the prior year. Net income per share increased to $2.15 in 1996 as compared to $1.77 in 1995.
         Unrealized appreciation of investments as of December 31, 1996 included gross unrealized gains and losses on equity securities of $8,754,704 and $567,677 respectively, and gross unrealized gains and losses on fixed maturities held for sale of $5,537,330 and $1,184,493, respectively. Declines in unrealized gains were recorded in the Company's fixed maturities resulting from increases in interest rates in 1996.




         Premiums and other receivables, net decreased 19% as of December 31, 1996. Declines in premium writings and increases in ceded balances payable contributed to the overall decline.

         Notes  payable  increased to  $20,438,413  as of December 31, 1996 and resulted from loans  obtained to repurchase  the
Company's common stock.

         Prepaid   reinsurance   premiums  and  reserve  for  unearned  premiums
decreased in 1996 by 38% and 16%, respectively. The decline in gross writings in
1996 is consistent with the change in the reserve for unearned  premiums.  Also, as the Company retained additional premium with modifications in its reinsurance program,  further  reductions  in  ceded  premiums  occurred  in 1996  which  is consistent with the change in prepaid reinsurance premiums.

1995 as Compared to 1994

         The  Company's  net  premiums  earned  increased  by 31% in 1995 as compared to 1994.  Increases  were  recorded in the aviation, ocean and inland line of business.

         The ocean marine line recorded the largest growth in written premiums among the Company's various lines of business with an 18% increase over the prior year. Additional accounts within the marine liability class of this line contributed to the overall increase. Rates in this line have started to soften as competition intensifies.

         The aviation line recorded a 44% increase in earned premiums primarily as a result of rates remaining firm on those accounts with poor loss records. As
1995 saw an improvement in industry gross losses, rates softened on those accounts with good records. In addition, certain unprofitable accounts were not renewed.

          The inland marine line recorded the largest growth in earned  premiums at 121%  despite an 80% drop in  premiums  written.  During  1995,  the  Company
curtailed   inland  marine   production  to  reduce  its  exposure  to  property
catastrophe  losses.  As a result  of  unprofitable  underwriting  results,  the
Company  decided to withdraw  from writing the larger  multi-location  assureds.
Rate  increases  obtained in the latter half of 1994,  a large  portion of which remained  unearned in 1994,  became  earned in 1995 and  accounted for the large increase in earned premiums over the prior year.

         The other liability earned premiums decreased 34% when compared to the prior year. The casualty market remains soft from excess capacity.

         Losses and loss adjustment expenses as a percentage of premiums earned were 67.4% in 1995 as compared to 78.1% in 1994. Improvements were noted in the aviation and inland marine loss ratios in 1995 as severity losses decreased.

         The 1994 year included the Company's worst loss in history resulting from the Northridge earthquake where net losses and reinstatement costs amounted to $5.8 million. In 1995, the Company also sustained another large property catastrophe loss from Hurricane Luis amounting to gross losses of $5.5 million and net losses of $3.5 million.

         The aviation line improved as severity  losses  decreased from the record levels in 1994 and premiums  remained  strong for most of 1995.

         Commission   income,   consisting   primarily  of  reinsurance   profit
commissions  and insurance  pool profit and  management  commissions  charged to members of the  insurance  pools other than New York  Marine,  increased  68% in
1995. Increases in reinsurance  contingent commissions resulting from profitable underwriting  in various  ocean  marine and  aviation  classes of  business  was offset,  in part, by a decrease in  management  commission  from  non-affiliated members of the insurance pools as a result of their declining  participation and a decline in gross premiums in the pools.

         Net investment income for the year ended December 31, 1995 increased by 15% over the prior year. Additional cash flow from operations contributed to a larger asset base and increased investments in taxable securities accounted for the overall increase.




         Policy acquisition costs as a percentage of net premiums earned for the year ended December 31, 1995 was 20.3% as compared to 18.0% for the prior year.
In 1995 premiums earned included large increases in the aviation and inland marine lines of business. These lines of business utilize excess of loss reinsurance which has the effect of reducing premiums without a corresponding reduction in policy acquisition costs. Consequently, this ratio increased since both the aviation and inland marine lines have greater acquisition costs as a percentage of net premiums earned than other lines of business.

         Interest expense decreased by 12% in 1995 primarily as a result of a decrease in average loan principal outstanding, however offset by increases in short term interest rates.

         General and  administrative  expenses  decreased  by 3% from the prior year as a result of a decline in  personnel  and reductions in bad debt write-offs.

         Realized  investment  gains as of  December  31, 1995  amounted to  $4,110,000  and result  primarily  from the sale of appreciated equity securities.

         Net income  increased to  $20,120,000  for the year ended  December 31, 1995 from  $9,697,000  and net income per share increased to  $1.77 in 1995 compared to $.85 in 1994.

         Unrealized appreciation of investments as of December 31, 1995 included gross  unrealized  gains and  losses  on equity  securities  of  $6,158,237  and
$350,518,   respectively,  and  gross  unrealized  gains  and  losses  on  fixed maturities held for sale of $9,607,383 and $237,438, respectively.  Increases in unrealized gains were recorded in the Company's  investments resulting from both the strong stock and bond markets in 1995.

         Reinsurance  receivables  decreased  17  %  as  of  December  31,  1995 primarily as a result of gross losses on the 1994 earthquake  being paid in 1995 and reinsurance on those losses being collected.

         Deferred  income  taxes  as of  December  31,  1995  decreased  by  43%
primarily as a result of an increase in  unrealized  appreciation  in both fixed maturities held for sale and equity securities.

         Notes  payable  increased  to  $12,727,000  as  of  December  31,  1995 resulting  from a loan  obtained to buy back  approximately  $ 9,000,000  of the
Company's common stock.

Liquidity and Capital Resources

         The Company monitors cash and short-term investments in order to have an adequate level of funds available to satisfy claims and expenses as they become due. As of December 31, 1996, the Company's assets included approximately
$19,078,000 in cash and short-term investments. The primary sources of the Company's liquidity are funds generated from insurance premiums, investment income and maturing or liquidating investments.

         Historically, cash provided by operating activities was used in investing and financing activities. Cash flows from operating activities increased in 1995, but declined in 1996. Cash outflows from increased loss payments on the Company's maturing book of casualty business and catastrophe losses in 1996, 1995 and 1994 were offset by increased cash received on premiums written in 1995 and 1994. As premiums declined in 1996, so did cash from operations. Investment income which declined in 1996, increased in 1994 and 1995, thereby contributing to cash received from operating activities in 1995 and 1994.

         Investing and financing activities increased further as a result of the Company borrowing $25,000,000 from a bank in 1990. This amount was invested in its principal insurance subsidiary, New York Marine, to further bolster its surplus in order to support larger participation interests in the insurance pools. Repayments of the loan started in 1991 and continued through 1995. In
1994, the Company entered into a $10,000,000 revolving credit agreement which increased to $25,000,000 in 1996 with the same bank. The Company borrowed approximately $2,608,000 under this facility in 1994 to assist the Company in short-term liquidity needs and borrowed approximately $9,000,000 in 1995 to repurchase 540,000 shares of the Company's Common Stock. Additional borrowings of approximately $9,200,000 were made in 1996 mainly to repurchase stock.




         The  Company  adheres  to  investment  guidelines  set by  the  Finance
Committee  of  the  Board  of   Directors.   The   investment   guidelines   are
conservatively  designed to provide the Company with adequate capital growth and sufficient liquidity to meet existing obligations. Such guidelines consider many factors including anticipated tax position and regulatory requirements.

         The Company's largest investments are in bonds from various states and municipalities. Such securities receive favorable tax treatment under existing tax laws, and our position is monitored regularly as the Company is effected by the alternative minimum tax. As interest rates increased in 1994 and unrealized gains evaporated, sales of fixed maturities slowed to further increase the taxable investment position. As the Company's tax position changed with improved earnings in 1996, additional investments were made in tax-exempt securities.

         The Company has an unsecured credit facility with a bank that allows for a maximum credit of $10,000,000. The use of this credit facility will assist the Company as a source of short-term liquidity. In 1994, 1995 and 1996, amounts were borrowed under this credit facility to assist the insurance pools managed by the Company in the payment of gross losses. The amounts borrowed under the line of credit were fully repaid after collecting recoverables due from reinsurers on such losses.

         Under the common stock Repurchase Plan, the Company may purchase up to $45,000,000 of the Company's issued and outstanding shares of common stock on the open market. As of December 31, 1996, the Company had repurchased a total of 1,552,982 shares of common stock at a total cost of approximately $27,639,768 at market prices ranging from $16.50 to $24.25 per share.

         NYMAGIC's principal source of cash flow is dividends from its insurance company subsidiaries which is used to fund operating expenses, including interest expense, loan repayments and payment of dividends to shareholders. The
Company's insurance company subsidiaries are limited by statute in the amount of dividends that may be declared or paid during a year. The limitation restricts dividends paid or declared to the lower of 10% of policyholders' surplus or 100% of net investment income as defined under New York insurance law. The limitations on dividends from the insurance company subsidiaries are not expected to have an impact on the Company's ability to meet current cash obligations or materially limit the current payment of dividends to the Company's shareholders.

         In October, 1995, the FASB issued its Statement of Financial Accounting
Standards  No.  123,  "Accounting  for  Stock-Based  Compensation."  SFAS 123 is
effective  for years  beginning  after  December  15, 1995 and  establishes  new accounting  standards and reporting  requirements  for stock-based  compensation arrangements.  Companies may choose between valuation method based on fair value or the existing  accounting may be used under the Accounting  Principles Board's
(APB)  Opinion  No. 25. The Company  has  elected to remain  under the  existing
accounting   requirements  of  APB  Opinion  No.  25.,  however,  the  necessary disclosure requirements under SFAS 123 are included in 1996.

Inflation

         Periods of inflation have prompted the pools, and consequently the Company, to react quickly to actual or potential imbalances between costs, including claim expenses, and premium rates. These imbalances have been corrected mainly through improved underwriting controls, responsive management information systems and frequent review of premium rates and loss experience.

         Inflation also affects the final settlement costs of claims which may not be paid for several years. The longer a claim takes to settle, the more significant the impact of inflation on final settlement costs. The Company periodically reviews outstanding claims and adjusts reserves for the pools based on a number of factors, including inflation.

Item 8.  Financial Statements and Supplementary Data.

                  The  consolidated  financial  statements  required in response to this item are included as part of Item 14(a)
of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  None.




                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The information required by this Item is incorporated by reference herein from the "Compensation and Other Information" section of the Company's
Proxy Statement for the 1996 Annual Meeting of Shareholders, except for information with respect to Directors and Executive Officers which is set forth below.

         NYMAGIC's charter and by-laws provide for a Board of Directors consisting of not fewer than thirteen nor more than nineteen Directors divided into three classes as nearly equal as possible. NYMAGIC presently has thirteen
Directors.  The three year terms of  classes  III,  II and I expire in the years
1998, 1997 and 1996 respectively. References to the Company include, as the context requires, NYMAGIC and its predecessor, New York Marine And General
Insurance Company. The Executive Officers and Directors of the Company are as follows:

                                                                   Class of
                           Name                   Age              Directors              Position(s)
         Mark W. Blackman(1)                       45                II         President, Chief Executive Officer and
                                                                                   Director
         John N. Blackman, Jr. (1)(2)              50                 I         Chairman of the Board, Director
         Thomas J. Condon (2)                      52                 I         Director
         Jean H. Goulding                          55               III         Director
         James A. Lambert (1)                      41               III         General Counsel, Chief Operating Officer,
                                                                                   Secretary and Director
         John Kean, Jr. (4)                        72               III         Director
         Charles A. Mitchell                       48                II         Vice-President, Director
         William R. Scarbrough                     68                II         Director
         Michael S. Shaffet (3)                    61                 I         Director
         Richard T. Soper(1)(2 )                   71                II         Director
         William A. Thorne (1)(2)(4)               71                 I         Director
         Sergio B. Tobia (4)                       58                 I         Director
         Louise B. Tollefson (4)                   73                II         Director
         Thomas J. Iacopelli                       36                           Chief Financial Officer

         (1) Member of Executive Committee.
         (2) Member of Finance Committee.
         (3) Member of Audit Committee.
         (4) Member of Stock Option & Compensation Committee.

         Mark W. Blackman has been a Director  since 1979 and was appointed  President in 1988.  Mr.  Blackman has been employed by the Company or its  subsidiaries  since 1977. Mr. Blackman is the son of Louise B. Tollefson and brother of John N. Blackman,
Jr.

         John N.  Blackman,  Jr. has been a Director since 1975 and was appointed  Chairman of the Board in 1988.  Mr.  Blackman has been  employed by MMO and  affiliates  since 1973 and in  December,  1988 became  Chairman  of the Board of MMO,  PMMO,  and
Midwest. Mr. Blackman is the son of Louise B. Tollefson and brother of Mark W. Blackman.

         Thomas J.  Condon was  elected to the Board of  Directors  in June 1987.  He is a  Vice-President  of  Investments  and
Investment  Advisor with A.G.  Edwards & Sons,  Inc.  which he joined in September  1993. Mr. Condon  formerly  served as Senior
Vice President at Peoples Westchester Savings Bank from 1981 through September 1993.

         Jean H. Goulding has been a Director  since 1976.  Ms.  Goulding was employed by the Company or its  subsidiaries  from
1965 to 1992 and served as Executive Vice President-Underwriting from 1988 until her retirement in 1992.




         James A. Lambert has been a Director  since 1986.  Mr. Lambert was appointed  Chief  Operating  Officer in 1989 and has served as General Counsel and Secretary since 1986.

         John Kean,  Jr. has been a Director  since 1991.  Until his  retirement in 1991,  Mr. Kean was a Senior Vice  President and Director of Guy Carpenter & Co., Inc.

         Charles A. Mitchell has been a Director and Vice President  since 1981.
He has been employed by the Company or its subsidiaries since 1976.

         William R.  Scarbrough  became a Director in June,  1995.  Until his  retirement  in 1993,  Mr.  Scarbrough  was a Vice
President and Director of Wm. H. McGee & Co, Inc.

         Michael S. Shaffet has been a Director since September  1990. Mr. Shaffet is the Treasurer and Chief Financial  Officer
of M.  Fabrikant  & Sons,  Inc.  Prior to assuming  that  position in 1989,  he was a partner in Berman,  Shaffet & Schain,  the accountants for MMO and affiliates.

         Richard T. Soper has been a Director  since 1972.  Mr. Soper is Vice Chairman of Argent Marine  Operations,  Inc. Prior
to assuming  that  position in 1990,  Mr. Soper served from 1986 as Chairman and  President of the American  Bureau of Shipping.
From 1978 to 1986, he was Executive  Vice President of Sea Land Service,  Inc. and from 1983 to 1986,  served as Chairman of the
Board of Intersea Operations, Ltd., Inc.

         William A. Thorne has been a Director since 1972. Mr. Thorne has been employed by Hydrocarbon  Products  Company,  Inc.
as its Treasurer and has been its Chairman of the Board since March 1983.

         Sergio B. Tobia has been a Director  since 1981.  Mr.  Tobia was a Senior Vice  President  and Director of Sorema North
America Reinsurance Co. from 1989 until his retirement in 1996.

         Louise B. Tollefson has been a Director since 1986. Mrs. Tollefson owns approximately 18.0% of the Company's Common
Stock and is the mother of John N. Blackman, Jr. and Mark W. Blackman.

         Thomas J.  Iacopelli  joined the Company in 1985 as its  Assistant  Controller.  In 1987,  Mr.  Iacopelli was appointed
Controller of the Company and in 1989 he was appointed  Chief  Financial  Officer of the Company.  Prior to joining the Company,
Mr.  Iacopelli was employed by the accounting  and consulting  firm of Coopers & Lybrand.  Mr.  Iacopelli is a Certified  Public
Accountant.

         The Board of Directors, as well as its Audit, Finance and Stock Option and Compensation Committees meet on a quarterly basis. In 1996, all Directors attended at least 75% of the meetings of the Board and the Committees on which they sit.

Item 11.  Executive Compensation.

         The information set forth under "Compensation and Other Information" in the Company's Proxy Statement for the Annual Meeting of Shareholders is incorporated herein by reference.

Stock Option Plans

         In 1986, the Company's Board of Directors and Shareholders approved the
Company's 1986 Stock Option Plan (the "1986 Plan"), to provide a means whereby the Company, through the grant of non-qualified stock options to key officers, may attract and retain persons of ability as officers. The 1986 Plan authorizes the issuance of options to purchase up to 500,000 shares of the Company's common stock at not less than 95 percent of the fair market value at the date of grant.
The 1986 Plan is administered by a committee appointed by the Board of Directors of the Company.

         On January 12, 1987 and October 21,  1987,  options for the purchase of
6,000 and 75,500 common shares, respectively, were granted to officers of the Company, with an exercise price of $14.50 and $13.78, respectively. The market value of the common stock on each of these days was $15.25 and $14.50, respectively.




         On January 14, 1988, options for the purchase of 69,000 common shares were granted to officers of the Company, with an exercise price of $13.78. The market value of the common stock on that day was $14.50.

         On June 14, 1989,  and September 13, 1989,  options for the purchase of
2,000 and 1,000 common shares, respectively, were granted to an officer of the Company with an exercise price of $17.10 and $18.41, respectively. The market value of the common stock on each of these days was $18.00 and $19.38, respectively.

         On June 13, 1991, options for the purchase of 58,500 common shares, respectively, were granted to officers of the Company with an exercise price of $25.48. The market value of the common stock on the date of the grant was $26.82.

         In 1991,  the Company's  Board of Directors and  Shareholders  approved the Company's 1991 Stock Option Plan (the "1991
Plan").

         On September 2, 1992, options for the purchase of 172,500 common shares were granted to officers and employees of the Company with an exercise price of $22.33. The market value of the common stock on that day was $23.50.

         In December, 1993, options for the purchase of $116,000 common shares were granted to officers and employees of the Company with an exercise price of $22.92. The market value of the common stock on the date of the grant was $24.13 per share.

         In September, 1994, options for the purchase of 12,500 common shares were granted to an officer of the Company with an exercise price of $17.34. The market value of the common stock on the date of the grant was $18.25 per share.

         In December, 1994, options for the purchase of 68,500 common shares were granted to officers and employees of the Company with an exercise price of $15.56. The market value of the common stock on the date of the grant was $16.38 per share.

         In December, 1995, options for the purchase of 210,500 common shares were granted to officers and employees of the Company with an exercise price of $15.79. The market value of the common stock on the date of the grant was $16.625 per share. The grant of these options was made in connection with the surrender by the option holders of options of equal amounts which had previously been granted at higher exercise prices.

         In September, 1996, options for the purchase of 10,000 common shares were granted to officers and employees of the Company with an exercise price of $17.58. The market value of the common stock on the date of the grant was $18.50 per share.

         In December, 1996, options for the purchase of 10,000 common shares were granted to officers and employees of the Company with an exercise price of $17.22. The market value of the common stock on the date of the grant was $18.12 per share.

Retirement Plans

         The  Company   maintains  two  retirement  plans  for  the  benefit  of
employees. Both plans provide for 100% vesting upon completion of three years of service.  The Money  Purchase Plan provides for a yearly  contribution  equal to
7-1/2% of an employee's cash compensation, for each year of service during which the employee has completed 1000 hours of service and is employed on the last day of the plan year.  The Profit  Sharing  Plan does not provide for any  specified level of contribution but any  contribution  made is subject to the restrictions set forth above for the Money  Purchase  Plan.  For the most recent plan year, a contribution  equal to 7-1/2%  of cash  compensation,  was made to all  eligible participants in the Profit Sharing Plan.





Item 12.  Security Ownership of Certain
            Beneficial Owners and Management.

         The following  table sets forth  information as of March 1, 1997,  with respect to beneficial  ownership of NYMAGIC  Common Stock by  beneficial  owners known by the Company to own more than 5% of such stock,  directors  and nominees and directors  and officers as a group.  Except as described in the notes below, all owners listed have power to vote and dispose of the shares held by them.
                                                                                                          Percent of
                                                                       Amount and Nature              Common Stock
                  Name                                             of  Ownership                        Outstanding
         The Capital Group Companies, Inc.                         846,500(5)                               8.35%
           333 South Hope Street
           Los Angeles, Ca. 90071
         David L. Babson & Co.                                     577,500(6)                               5.69%
            One Memorial Drive
            Cambridge, MA  02142
         John N. Blackman, Jr.                                    2,010,996(1)                            19.83%
         Mark W. Blackman                                         1,962,674(2)                            19.35%
         Thomas J. Condon                                               100
         Jean H. Goulding                                            26,600                                    *
         James A. Lambert                                            40,944(3)                                 *
         Charles A. Mitchell                                          5,700(3)                                 *
         William R. Scarbrough                                          100                                    *
         Michael S. Shaffet                                           1,150(4)                                 *
         William A. Thorne                                           32,400(4)                                 *
         Sergio B. Tobia                                              3,220                                    *
         Louise B. Tollefson                                      1,914,211                               18.87%
         All directors and officers as a
         group (14 persons)                                      6,001,845                                58.89%

         * Less than 1% of issued and outstanding Common Stock.

         (1) Mr. Blackman is also the Trustee of trusts for the benefit of his minor children which own, in total, 92,822 shares of the Company's Common Stock, which shares are included herein.

         (2) Trusts for the benefit of Mr. Blackman's children own, in total, 54,876 shares of the Company's Common Stock, which shares are included herein.

         (3)             Of the shares shown as  beneficially  owned by the  following  individuals,  the amount  listed next to each name are shares with respect to which options are  currently  exercisable  by that person:  Mr.  Mitchell - 5,000,  and Mr.
Lambert - 39,944.

         (4)      Of the shares shown as  beneficially  owned by Mr.  Thorne,  16,200  shares are held by him  individually  and
16,200 shares are held by Mr. Thorne and his wife as joint tenants.  Of the shares shown as  beneficially  owned by Mr. Shaffet,
400 are held individually by his wife.

         (5)      Capital Guardian Trust Company,  a bank and an operating  subsidiary of The Capital Group Companies,  Inc. has filed a report on Schedule 13G disclosing beneficial ownership of 846,500 shares.

         (6)      David L. Babson & Co.,  Inc. has filed a report on Schedule  13G  disclosing  beneficial  ownership of 577,500 shares.

         (7) Of the  6,001,845  shares  indicated as  beneficially  owned by all directors  and  officers  as a group,  48,444 are shares  with  respect to which options are currently exercisable. See "Compensation and Other Information-Stock
Option  Plans".  These shares are  included in the total  number of  outstanding
shares  for  the  purpose  of   determining   the  percentage  of  Common  Stock
beneficially owned by all directors and officers as a group.





Item 13.   Certain Relationships and Related Transactions.

             The Company made annual  charitable  donations to the John N. Blackman,  Sr.  Foundation (the  "Foundation") in the
amount of  approximately  $480,000 in 1996,  1995 and 1994.  The Foundation  was  established by Mr. John N. Blackman,  Sr., the founder of the Company,  shortly before his death in 1988. The Foundation  supports  numerous  charities with a primary emphasis on those charities assisting the indigent,  disabled or disadvantaged.  The Foundation is managed by Mr. John N. Blackman,  Jr.,
Mr. Mark W.  Blackman  and Mr. James A.  Lambert,  all of whom donate  their time and receive no form of  remuneration  from the
Foundation.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)      1.       Financial Statements

                           The  list  of  financial  statements  appears  in the
accompanying index on page 41.

                  2.       Financial Statement Schedules

                                            The  list  of  financial   statement
                                            schedules     appears     in     the
                                            accompanying index on page 41.

                  3.       Exhibits

                  3.1.     Charter.  (Incorporated  by reference to Exhibit 3-1 to the Registrant's  Registration  Statement No.
33-27665).

                  3.3.     By-laws.  (Incorporated by reference to Exhibit 3.3. of the Registrant's  Registration  Statement No.
33-27665).

                  4.0.     Specimen  Certificate  of common stock  (Incorporated  by reference to Exhibit 4 to the  Registrant's
Registration Statement No. 33-27665).

                  10.2.  Restated  Management  Agreement  dated as of January 1,
1986, by and among Mutual Marine Office, Inc. and Arkwright-Boston Manufacturers
Mutual  Insurance  Company,  Utica  Mutual  Insurance  Company,   Lumber  Mutual
Insurance  Company,  the Registrant and  Pennsylvania  National  Mutual Casualty
Insurance Company (Incorporated by reference to Exhibit 10.2 of the Registrant's
Annual Report Form 1O-K for the fiscal year ended December 31, 1986.)

                           10.2.2.  Amendment to Restated Management Agreement,  dated as of December 30, 1988, and among Mutual
Marine Office,  Inc. and Arkwright Mutual Insurance Company,  Utica Mutual Insurance  Company,  Lumber Mutual Insurance Company,
the Registrant and Pennsylvania  National Mutual Casualty  Insurance  Company.  (Incorporated by reference to Exhibit 10.2.2. of the Registrant's Report on Form 8-K dated January 6, 1989.)

                           10.2.3.  Amendment to Restated Management Agreement,  dated as of December 31, 1990, and among Mutual
Marine Office,  Inc. and Arkwright Mutual Insurance  Company,  Utica Mutual Insurance  Company,  the Registrant and Pennsylvania
National Mutual Casualty  Insurance  Company.  (Incorporated by reference to Exhibit 10.2.3.  of the Registrant's  Annual Report
on Form 10-K for the fiscal year ended December 31, 1992.)

                  10.4.  Restated  Management  Agreement  dated as of January 1,
1986,  by and among Mutual  Inland  Marine  Office,  Inc.  and  Arkwright-Boston
Manufacturers Mutual Insurance Company,  Utica Mutual Insurance Company,  Lumber
Mutual  Insurance  Company,  the Registrant  and  Pennsylvania  National  Mutual
Casualty  Insurance  Company  (Incorporated  by reference to Exhibit 10.4 of the
Registrant's  Annual  Report  Form 10-K for the fiscal year ended  December  31,
1986.)





                           10.4.2.  Amendment to Restated Management Agreement,  dated as of December 30, 1988, and among Mutual
Inland Marine Office,  Inc. and Arkwright Mutual Insurance  Company,  Utica Mutual  Insurance  Company,  Lumber Mutual Insurance
Company,  the Registrant and  Pennsylvania  National Mutual Casualty  Insurance  Company  (Incorporated  by reference to Exhibit
10.4.2 of the Registrant's Report on Form 8-K, dated January 6, 1989.)

                           10.4.3.  Amendment to Restated  Management  Agreement,  dated as of December  31, 1990,  by and among
Mutual Inland Marine Office,  Inc. and Arkwright Mutual Insurance Company,  Utica Mutual Insurance  Company,  the Registrant and
Pennsylvania  National Mutual Casualty  Insurance  Company.  (Incorporated  by reference to Exhibit 10.4.3.  of the Registrant's
Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

                  10.6.  Restated  Management  Agreement  dated as of January 1,
1986,   by  and  among  Mutual   Marine   Office  of  the   Midwest,   Inc.  and
Arkwright-Boston  Manufacturers Mutual Insurance Company, Utica Mutual Insurance
Company,  Lumber Mutual  Insurance  Company,  the  Registrant  and  Pennsylvania
National  Mutual  Casualty  Insurance  Company.  (Incorporated  by  reference to
Exhibit 10.6 of the Registrant's  Annual Report on Form 10-K for the fiscal year ended December 31, 1986.)

                           10.6.2.  Amendment to Restated  Management  Agreement  dated as of December  30,  1988,  by and among
Mutual  Marine  Office of the  Midwest,  Inc.  and  Arkwright  Mutual  Insurance
Company,  Utica Mutual Insurance Company,  Lumber Mutual Insurance Company,  the
Registrant  and  Pennsylvania   National  Mutual  Casualty   Insurance  Company.
(Incorporated by reference to Exhibit 10.6.2 of the Registrant's  Report on Form
8-K, dated January 6, 1989.)

                           10.6.3.  Amendment to Restated  Management  Agreement  dated as of December  31,  1990,  by and among
Mutual  Marine  Office of the Midwest,  Inc. and  Arkwright  Mutual  Insurance  Company,  Utica Mutual  Insurance  Company,  the
Registrant and Pennsylvania  National Mutual Casualty  Insurance  Company.  (Incorporated by reference to Exhibit 10.6.3. of the
Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

                  10.8.  Restated  Management  Agreement  dated as of January 1,
1986,  by and among  Pacific  Mutual Marine  Office,  Inc. and  Arkwright-Boston
Manufacturers Mutual Insurance Company,  Lumber Mutual Insurance Company,  Utica
Mutual  Insurance  Company,  the Registrant  and  Pennsylvania  National  Mutual
Casualty  Insurance  Company.  (Incorporated by reference to Exhibit 10.8 of the
Registrant's  Annual Report on Form 10-K for the fiscal year ended  December 31,
1986.)

                           10.8.2.  Amendment to Restated  Management  Agreement  dated as of December  30,  1988,  by and among
Pacific Mutual Marine Office,  Inc. and Arkwright  Mutual  Insurance  Company,  Lumber Mutual  Insurance  Company,  Utica Mutual
Insurance Company,  the Registrant and Pennsylvania  National Mutual Casualty  Insurance Company.  (Incorporated by reference to
Exhibit 10.8.2 of the Registrant's Report on Form 8-K, dated January 6, 1989.)

                           10.8.3.  Amendment to Restated  Management  Agreement  dated as of December  31,  1990,  by and among
Pacific Mutual Marine Office,  Inc. and Arkwright Mutual Insurance Company,  Utica Mutual Insurance Company,  the Registrant and
Pennsylvania  National Mutual Casualty  Insurance  Company.  (Incorporated  by reference to Exhibit 10.8.3.  of the Registrant's
Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

                  21.  Subsidiaries of the Registrant.

                  23.  Consent of KPMG Peat Marwick LLP.

                  28.   Schedule P as of December 31, 1996.

         (b)      Reports on Form 8-K

                  None.





                                   SIGNATURES


         Pursuant to the  requirements  of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                                                NYMAGIC, INC.
                                                                                (Registrant)


                                                                                By:  /s/ Mark W. Blackman
                                                                                       Mark W. Blackman
                                                                                       Chief Executive Officer


                                                                                Date: March 5, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name                                        Title                                              Date

/s/ John N. Blackman, Jr.                   Chairman of the Board                       March 5, 1997
John N. Blackman, Jr.                          and Director


/s/ Mark W. Blackman                        President, Chief Executive                  March 5, 1997
Mark W. Blackman                              Officer and Director


/s/ Thomas J. Condon                        Director                                    March 5, 1997
Thomas J. Condon


/s/ Jean H. Goulding                        Director                                    March 5, 1997
Jean H. Goulding


/s/ James A. Lambert                        Director, General Counsel,                  March 5, 1997
James A. Lambert                              Chief Operating Officer
                                              and Secretary


/s/ John Kean, Jr.                          Director                                    March 5, 1997
John Kean, Jr.







Name                                        Title                                              Date

/s/ Charles A. Mitchell                     Director and Vice President                 March 5, 1997
Charles A. Mitchell


/s/ Michael S. Shaffet                      Director                                    March 5, 1997
Michael S. Shaffet


/s/ William R. Scarbrough                   Director                                    March 5, 1997
William R. Scarbrough


/s/ Richard T. Soper                        Director                                    March 5, 1997
Richard T. Soper


/s/ William A. Thorne                       Director                                    March 5, 1997
William A. Thorne


/s/ Sergio B. Tobia                         Director                                    March 5, 1997
Sergio B. Tobia


/s/ Louise B. Tollefson                     Director                                    March 5, 1997
Louise B. Tollefson


/s/ Thomas J. Iacopelli                     Principal Accounting Officer                March 5, 1997
Thomas J. Iacopelli                           and Chief Financial Officer










                                                                NYMAGIC, INC.
                                                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





Independent Auditors' Report......................................................                        34

Consolidated Balance Sheets.......................................................                        35

Consolidated Statements of Income...........................................                              36

Consolidated Statements of Shareholders' Equity.......................                             37

Consolidated Statements of Cash Flows.....................................                         38

Notes to Consolidated Financial Statements.............................                            39

Financial Statement Schedule II...................................................                        57

Financial Statement Schedule V..................................................                          59

Financial Statement Schedule VI..................................................                         60







                                                        INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders NYMAGIC, INC.:


We have audited the accompanying  consolidated  balance sheets of NYMAGIC,  INC.
and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1996. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We  conducted  our  audits  in  accordance  with  generally   accepted  auditing
standards.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the  accounting  principles  used and  significant  estimates  made by management,  as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NYMAGIC, INC. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in
Debt and Equity Securities," effective January 1, 1994.





KPMG Peat Marwick LLP
New York, New York
February 14, 1997












                                  NYMAGIC, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                     December 31,
                                                                              1996                    1995

                                     ASSETS
Investments:  (Note 2)
Fixed maturities available for sale at fair value
   (amortized cost $341,130,292 and $319,279,410).................          $  345,483,129           $  328,649,365
Equity securities at fair value
   (cost $37,161,709 and $27,986,694).......................................     45,348,736              33,794,413
Short-term investments.................................................................    18,377,180    40,862,313
   Total investments.......................................................................             409,209,045
403,306,091
Cash................................................................................................         701,086
        1,175,024
Accrued investment income......................................................       5,960,197           6,110,402
Premiums and other receivables, net (less
   allowance for doubtful accounts of $750,000 and $775,000)                    43,285,450               53,254,864
Reinsurance receivables (less allowance for doubtful
   accounts of $4,075,000 and $2,250,000) ..................                   197,988,073              197,395,689
Deferred policy acquisition costs ..................................            10,904,241               11,660,903
Prepaid reinsurance premiums .....................................              10,562,213               16,956,441
Deferred income taxes (Note 6)................................................     11,131,603            10,264,908
Property, improvements & equipment, net (Note 5).............                    2,107,087                2,273,538
Other assets...................................................................................           3,345,826
      3,425,983
   Total assets.................................................................................       $695,194,821
$705,823,843

                                   LIABILITIES
Unpaid losses and loss adjustment expenses
   (Note 4)...........................................................................$411,836,981     $417,794,525
Reserve for unearned premiums ..................................                66,651,933               79,568,955
Notes payable (Note 9)..............................................................20,438,413           12,726,941
Other liabilities..............................................................................           6,401,463
11,947,637
Dividends payable......................................................................    1,014,305      1,069,181
         Total liabilities.................................................................             506,343,095
523,107,239
Commitments and contingent liabilities (Notes 4 and 10)

                              SHAREHOLDERS' EQUITY
Common stock............................................................................     14,911,992    14,749,192
Paid-in capital..............................................................................            26,258,259
23,933,587
Unrealized appreciation of investments
   (net of deferred income taxes).............................................      8,150,910             9,865,486
Retained earnings....................................................................... 171,089,462    152,646,915
                                                                               220,410,623              201,195,180
Treasury stock, at cost, 4,768,940 and 4,057,380
   shares (Note 11).......................................................................  (31,558,897)  (18,478,576)

         Total shareholders' equity...........................................  188,851,726             182,716,604
         Total liabilities and shareholders' equity...................        $695,194,821             $705,823,843

The accompanying notes are an integral part of these consolidated financial statements.





                                                   NYMAGIC, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME


                                                                              Year ended December
31,
                                                                  1996                1995                1994

Revenue:
   Net premiums earned  ............................          $ 97,036,021          $103,461,499       $ 79,255,390
   Commission income ................................            1,980,632             3,438,418          2,052,132
   Net investment income (Note 2).......................        21,270,194            21,658,931         18,854,067
   Realized investment gains (Note 2)..................          4,589,133             4,110,515          2,992,259
   Other income.......................................................         689,641         660,924        419,742
     Total revenues...................................................  125,565,621  133,330,287        103,573,590

Expenses:
   Losses and loss adjustment expenses
    incurred (Note  4).....................................     59,358,857            69,716,186         61,900,419
   Policy acquisition expenses (Note 4).....                    18,827,794            21,017,503         14,260,494
   General and administrative expenses.............             16,168,162            16,236,323         16,741,824
   Interest expense..................................................     1,035,058       437,653           494,730
     Total expenses..................................................95,389,871      107,407,665         93,397,467

Income before income taxes...............................       30,175,750            25,922,622         10,176,123
   Income tax provision (Note 6):
   Current..................................................................           7,494,593          5,392,637
       2,306,264
   Deferred................................................................               56,539            410,123
    (1,827,394)
     Total income taxes...........................................   7,551,132         5,802,760            478,870

   Net income...........................................................$22,624,618  $20,119,862       $  9,697,253

Weighted average number of shares of
   common stock outstanding..............................       10,523,996            11,341,370         11,392,064

Net income per share ............................                    $2.15                 $1.77              $ .85


         The accompanying notes are an integral part of these consolidated financial statements.




                                                   NYMAGIC, INC.
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                  Year ended December
31,
                                                                                 1996 1995 1994

Common stock, authorized shares,
par value $1 each.......................................................  30,000,000  30,000,000         30,000,000
Balance, beginning of year...................................   $14,749,192          $14,747,292        $14,742,192
Shares issued................................................................            162,800              1,900
           5,100
         Balance, end of year................................    14,911,992           14,749,192         14,747,292
Paid-in capital:
Balance, beginning of year...................................    23,933,587           23,736,024         23,623,113
Shares issued................................................................          2,324,672            197,563
       112,911
         Balance, end of year...............................     26,258,259           23,933,587         23,736,024
Unrealized appreciation (depreciation) of investments:
Balance, beginning of year..................................      9,865,486          (4,132,749)          2,648,444
Cumulative effect, as of January 1, 1994, of
   change in accounting principle, net (Note 1)...                   -----                -----           4,640,331
Net change during year........................................  (2,637,810)           21,439,413       (17,305,340)
Applicable deferred income taxes on the
change........................................................................           923,234        (7,441,178)
    5,883,816
         Balance, end of year..............................       8,150,910            9,865,486        (4,132,749)
Retained earnings:
Balance, beginning of year.................................     152,646,915          137,000,454        131,857,815
Net income.................................................................           22,624,618         20,119,862
9,697,253
Dividends declared..................................................  (4,182,071)    (4,473,401)        (4,554,614)
         Balance, end of year.............................      171,089,462          152,646,915        137,000,454
Treasury stock:
Balance, beginning of year.................................    (18,478,576)          (7,037,640)        (6,389,105)
Net repurchase of common stock.........................        (13,080,321)         (11,440,936)          (648,535)
         Balance, end of year..............................   ($31,558,897)        $(18,478,576)      $ (7,037,640)


                                                    Number of Shares

Common stock, par value $1 each:
   Issued, beginning of year................................     14,749,192           14,747,292         14,742,192
   Shares Issued.........................................................     162,800         1,900           5,100

   Issued, end of year...........................................14,911,992           14,749,192         14,747,292

   Common stock, shares outstanding................              10,143,052           10,691,812         11,379,034

   Dividends declared per share..........................   $           .40      $           .40    $           .40




         The accompanying notes are an integral part of these consolidated financial statements.





                                  NYMAGIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year ended December
31,
                                                                  1996                   1995
1994
Cash flows from operating activities:
  Net income                                                  $ 22,624,618         $  20,119,862        $  9,697,253
Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Provision for deferred taxes                                     56,539               410,123         (1,827,394)
   Realized investment gains                                   (4,589,133)           (4,110,515)         (2,992,259)
   Net bond amortization                                         1,933,151             1,492,577           1,662,500
   Depreciation and other, net                                     442,945               520,011             547,686
Changes in:
   Premiums and other receivables                                9,969,414             5,213,463         (7,133,570)
   Reinsurance receivables                                       (592,384)            41,589,294        (22,403,089)
   Accrued investment income                                       150,205             (359,831)           (217,004)
   Deferred policy acquisition costs                               756,662             1,797,197         (4,711,678)
   Prepaid reinsurance premiums                                  6,394,228             6,202,940           1,569,185
   Other assets                                                     80,157              (59,531)           1,239,278
   Unpaid losses and loss adjustment
     expenses                                                  (5,957,544)          (17,277,135)          27,750,472
   Reserve for unearned premiums                              (12,917,022)          (11,847,234)          20,082,034
   Other liabilities                                           (5,546,174)             4,920,993             331,982
       Total adjustments                                       (9,818,956)            28,492,352          13,898,143

Net cash provided by operating activities                       12,805,662            48,612,214          23,595,396
Cash flows from investing activities:
   Fixed maturities acquired                                 (231,515,433)         (272,053,730)        (50,377,503)
   Equity securities acquired                                 (37,880,911)          (21,224,924)        (22,794,461)
   Short-term investments sold or matured                      631,722,760           835,378,875         501,112,681
   Short-term investments acquired                           (609,264,339)         (844,049,317)       (492,460,664)
   Fixed maturities matured                                     36,302,944            33,726,487          11,997,585
   Fixed maturities sold                                       171,112,392           209,230,556          13,053,400
   Equity securities sold                                       33,637,805            21,385,913          23,603,258
   Acquisition of property & equipment, net                      (276,494)             (121,852)           (508,966)

Net cash used in investing activities                          (6,161,276)          (37,727,992)        (16,374,670)
Cash flows from financing activities:
   Proceeds from stock issuance                                  2,487,472               199,463             118,011
   Cash dividends paid to stockholders                         (4,236,947)           (4,542,123)         (4,557,814)
   Net repurchase of common stock                             (13,080,321)          (11,440,936)           (648,535)
   Proceeds from borrowings                                     14,211,472            15,118,449           7,608,491
   Loan principal payments                                     (6,500,000)           (9,411,764)        (10,882,353)

   Net cash used in financing activities                       (7,118,324)          (10,076,911)         (8,362,200)
Net (decrease) increase in cash                                  (473,938)               807,311         (1,141,474)
   Cash at beginning of year                                     1,175,024               367,713           1,509,187
   Cash at end of year                                     $       701,086         $   1,175,024      $      367,713



         The accompanying notes are an integral part of these consolidated financial statements.




                                                   NYMAGIC, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Summary Of Significant Accounting Policies:

Nature of Operations

         NYMAGIC,  through its subsidiaries,  specializes in underwriting  ocean marine, inland marine,  aviation and other liability insurance through insurance pools managed by Mutual Marine  Office,  Inc. - ("MMO"),  Pacific  Mutual Marine
Office,  Inc.  -  ("PMMO"),  and Mutual  Marine  Office of the  Midwest,  Inc. -
("Midwest").  MMO,  located  in New York,  PMMO  located in San  Francisco,  and
Midwest,  located in Chicago,  manage the insurance pools in which the Company's insurance  subsidiaries,  New York Marine and General  Insurance Company - ("New
York  Marine")  and  Gotham  Insurance  Company  ("Gotham"),   participate.  All
premiums, losses and expenses are prorated among pool members in accordance with their pool  participation  percentages.  Effective  January 1, 1994, the Company increased to 81.47% its  participation  in the ocean  marine,  inland marine and aviation  business  produced by the pools.  Effective April 1, 1994, the Company increased to 91.47% its  participation in the inland marine business produced by the pools,  and  effective  July 1, 1994,  the Company  increased  to 90.00% its participation  in the ocean marine and aviation  business  produced by the pools and to 100% its  participation in the other liability and inland marine business produced by the pools.  Substantially all of the Company's premiums for the last three years have resulted from  participation  in the insurance pools managed by
MMO and affiliates.

Basis of Reporting

         The consolidated  financial  statements have been prepared on the basis of generally  accepted  accounting  principles  which differ in certain material respects  from  the  accounting  practices  prescribed  or  permitted  by  state insurance regulatory  authorities for the Company's two insurance  subsidiaries.
The  principal   differences   recorded  under  generally  accepted   accounting
principles  are deferred  policy  acquisition  costs,  an allowance for doubtful accounts,  fixed  maturities  available  for sale are  carried at market  value, reinsurance receivables and prepaid reinsurance premiums are reflected as assets and deferred income taxes.

         Management is required to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from those amounts previously estimated.

Consolidation

         The  consolidated  financial  statements  include  the  accounts of the
Company,  two  insurance  subsidiaries,  New York Marine and  Gotham,  and three agency subsidiaries  collectively referred to as ("MMO"). Gotham is owned 25% by the Company and 75% by New York Marine. All other subsidiaries are wholly owned.
All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

Investments

         Fixed maturities are classified as available for sale and are carried at fair value. Fair value is generally based upon quoted market value. Equity securities (common stocks and non-redeemable preferred stocks) are carried at fair value. Short-term investments are carried at cost which approximates fair value.

         Realized  investment  gains  and  losses  (determined  on the  basis of specific  identified  cost),  also  include  any  declines  in value  which  are considered to be other than temporary.  Unrealized  appreciation or depreciation
of  investments,   net  of  related  deferred  income  taxes,  is  reflected  in shareholders' equity.




                                                   NYMAGIC, INC.
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


Premium and policy acquisition cost recognition

         Premiums and policy acquisition costs are reflected in income and expense on a monthly pro rata basis over the terms of the respective policies.
Accordingly, unearned premium reserves are established for the portion of premiums written applicable to unexpired policies in force, and acquisition costs, consisting mainly of net brokerage commissions and premium taxes, relating to these unearned premiums are deferred to the extent recoverable. The determination of acquisition costs to be deferred considers historical and current loss and loss adjustment expense experience. Consideration is also given to anticipated investment income in measuring the carrying value of deferred policy acquisition costs.

Revenue recognition

         Management commission income on policies written by the MMO insurance pools is recognized primarily as of the effective date of the policies issued.
Adjustments to the policies, resulting principally from changes in coverage and audit adjustments, are recorded in the period reported.

         Contingent profit commission revenue derived from the reinsurance transactions of the insurance pools is recognized when such amount becomes reasonably estimable.

Reinsurance

         The Company's insurance subsidiaries participate in various reinsurance agreements on both an assumed and ceded basis through the MMO insurance pools.
The Company uses various types of reinsurance including quota-share, excess of loss and facultative agreements to spread the risk of loss among several reinsurers and to limit its exposure from losses on any one occurrence. Any recoverable due from reinsurers is recorded in the period in which the related gross liability is established.

Depreciation

         Property, equipment and leasehold improvements are depreciated using both straightline and accelerated methods over their useful lives.

Income Taxes

         The Company provides deferred income taxes on temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

Fair Values of Financial Instruments

         The fair value of the Company's fixed maturity investments is disclosed in Note 2. The Company's other financial instruments include short-term receivables, notes payable and other payables which are recorded at the underlying transaction value and approximate fair value.




                                                   NYMAGIC, INC.
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

Effects of recent accounting pronouncements

         In 1993, the Financial  Accounting  Standards Board ("FASB") issued its
Statement of Financial  Accounting  Standards No. 115,  "Accounting  for Certain
Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 was effective for years beginning after December 15, 1993 and required companies to report debt and equity securities into one of three categories. The held to maturity category is valued at amortized cost and includes those securities where the company has both the intent and ability to hold those securities to maturity.
The trading category is valued at fair value and includes those securities purchased with the intent of selling them shortly thereafter. The available for sale category is valued at fair value and includes those securities not categorized as held to maturity nor as trading. Unrealized gains and losses for trading securities are recorded in the income statement and unrealized gains and losses for available for sale securities are recorded in shareholders' equity.

         The Company  adopted SFAS 115 as of January 1, 1994.  The effect on the
Company's financial statements was to increase shareholders' equity by the unrealized gain in the available for sale account net of applicable income taxes which amounted to $4,640,331.

         In November, 1995, the FASB issued a report entitled "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," which allowed companies to reassess the classifications of all securities held and permitted transfers among classifications, prior to December 31, 1995, without tainting the securities' previous classification.
Accordingly, the Company transferred the entire fixed maturities held for investment portfolio at December 1, 1995 at a fair value of $89.6 million into the available for sale account. The effect of the transfer at December 1, 1995 was to increase shareholders' equity by $2.7 million without an effect on net income.

         In October, 1995, the FASB issued its Statement of Financial Accounting
Standards No. 123, "Accounting for Stock-Based Compensation." SFAS 123 is effective for years beginning after December 15, 1995 and establishes new accounting standards and reporting requirements for Stock-Based Compensation arrangements. SFAS 123 allows companies to choose between a valuation method based on fair value or the existing accounting may be used under the Accounting
Principles Board's (APB) Opinion No. 25. The Company has elected to remain under the existing accounting requirements of APB Opinion No. 25., however, the necessary disclosure requirements under SFAS 123 are included in footnote 12, Stock Options.

Incurred losses
         Unpaid losses are based on individual case estimates for losses reported. A provision is also included, based on past experience, for losses incurred but not reported, salvage and subrogation recoveries and for loss adjustment expenses. The method of making such estimates and for establishing the resulting reserves is continually reviewed and updated and any changes resulting therefrom are reflected in operating results currently.

Net income per share

         Net income per share is based on the weighted average number of common shares outstanding during the year and common stock equivalents.




                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


(2)      Investments:

         A summary of investment components at December 31, 1996 consists of the following:

                                                                                                          Amount at which
                                                                                         Fair             shown in the
Type of Investment                                                Cost                   Value            balance sheet
Fixed maturities available for sale
   Bonds:
     United States Government and
         government agencies and
         authorities....................................     $   91,871,356          $   91,552,024        $   91,552,024
     States, municipalities and
         political subdivisions..................               188,150,708             192,309,500           192,309,500
     Public utilities......................................      28,607,218              28,816,150            28,816,150
     All other corporate bonds...............                    32,501,010              32,805,455            32,805,455
         Total fixed maturities
              available for sale.........................       341,130,292             345,483,129           345,483,129
Equity securities:
   Common stocks:
     Public utilities......................................       2,218,763               2,347,180             2,347,180
     Banks, trusts and insurance
         companies...................................             4,437,836               5,770,115             5,770,115
     Industrial, miscellaneous and
         all other........................................       30,326,510              37,052,841            37,052,841
     Non-redeemable preferred stock..                               178,600                 178,600               178,600
         Total equity securities................                 37,161,709              45,348,736            45,348,736
Short term investments.........................                  18,377,180              18,377,180            18,377,180
         Total investments.......................             $ 396,669,181           $ 409,209,045         $ 409,209,045



         Unrealized   depreciation  or   appreciation  of  investments   (before
applicable income taxes) at December 31, 1996 and 1995 included gross unrealized gains on equity securities of $8,754,704 and $6,158,237, respectively; and gross unrealized losses on equity  securities of $567,677 and $350,518,  respectively;
and gross unrealized gains on fixed maturities  available for sale of $5,537,330 and $9,607,383 at December 31, 1996 and 1995, respectively; and gross unrealized losses on fixed  maturities  available for sale of $1,184,493 and $237,428 as of
December 31, 1996 and 1995, respectively.

         Included in investments at December 31, 1996 are bonds on deposit with various regulatory authorities as required by law with a fair value of $8,383,750.

         There were no non-income producing fixed maturity investments for each of the years ended December 31, 1996, 1995 and 1994.

         All mortgage backed securities held as of December 31, 1996 and 1995 are obligations of various U.S. Government agencies and consist of GNMA, FHLMC or FNMA pass through securities. These securities are readily marketable.




                                                   NYMAGIC, INC.
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


         The gross unrealized gains and losses on debt securities as of December
31, 1996 and 1995 are as follows:



                                                                                               1996
                                                                           Gross            Gross
Amortized                                            Unrealized        Unrealized          Fair
                                                         Cost              Gains            Losses          Value


Fixed maturities available for sale:

US Treasury securities and
   obligations of US government
   corporations and agencies...................     $  91,871,356     $     314,995     $  (634,327)      $ 91,552,024

Obligations of states and
   political subdivisions................................188,150,708      4,458,433        (299,641)       192,309,500

Corporate securities...................................    61,108,228       763,902        (250,525)        61,621,605

         Totals.................................................$341,130,292$  5,537,330$(1,184,493)      $345,483,129




                                                                                               1995
                                                                           Gross            Gross
                                                     Amortized         Unrealized       Unrealized           Fair
                                                         Cost              Gains            Losses          Value


Fixed maturities available for sale:

US Treasury securities and
   obligations of US government
   corporations and agencies...................   $   102,411,229      $  1,802,616   $     (41,038)    $  104,172,807

Obligations of states and
   political subdivisions................................155,606,844      6,301,839        (196,390)       161,712,293

Corporate securities...................................     61,261,337    1,502,928          -0-            62,764,265

         Totals.................................................$  319,279,410$  9,607,383$  (237,428)   $ 328,649,365






                                                   NYMAGIC, INC.
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


         The amortized cost and fair value of debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          Fixed maturities available
                                                                          for sale

                                                 Amortized                      Fair
                                                     Cost                      Value


Due in one year or less.....................       $12,236,656               $12,306,960

Due after one year
     through five years......................      124,394,664               126,605,945

Due after five years
     through ten years.......................       84,055,847                86,070,650

Due after ten years..........................       56,716,006                56,982,500

                                                  $277,403,173              $281,966,055

Mortgage backed securities........                  63,727,119                63,517,074


       Totals......................................$341,130,292             $345,483,129




                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


         Proceeds from sales of investments in debt securities during 1996, 1995 and 1994 were $171,112,392, $209,230,556 and $13,053,400, respectively. Gross gains of  $1,121,305,  $2,324,039  and $409,990 and gross losses of  $1,437,369,
$1,330,386 and $117,644 were realized on those sales in 1996, 1995 and 1994, respectively.

         Realized and unrealized investment appreciation (depreciation) on fixed maturities and equity securities for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                                             Year ended December
31,
                                                                   1996                1995
1994

Realized gains (losses) on sale of investments:
       Fixed maturities.........................................$  (316,064)      $      993,653          $    292,346
       Equity securities.........................................4,931,909             3,089,104             2,699,913
       Short-term investments............................        (26,712)                 27,758           -----
       Realized investments gains....................           4,589,133              4,110,515             2,992,259
       Less: applicable income taxes..............             (1,606,197)            (1,438,680)           (1,017,368)
Net realized investment gains..........................       $ 2,982,936          $   2,671,835         $   1,974,891

Change in unrealized investment appreciation (depreciation) of securities:

       Fixed maturities.........................................$(5,017,118)        $ 15,368,821         $(21,372,055)
       Equity securities.........................................    2,379,308         5,059,901            (3,264,978)
         Net unrealized investment
           gains (losses)......................................$(2,637,810)         $ 20,428,722         $(24,637,033)

Net investment income from each major category of investments for the years indicated is as follows:

                                                                                   Year ended December
31,
                                                                   1996                1995
1994

Fixed maturities............................................. $19,938,840            $19,933,777           $17,454,307
Short-term investments................................          1,316,992              1,779,497             1,476,386
Equity securities.............................................       734,939             678,038               604,346
         Total investment income..............                 21,990,771             22,391,312            19,535,039
Investment expenses...................................           (720,577)              (732,381)             (680,972)
         Net investment income................                $21,270,194            $21,658,931           $18,854,067





                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


(3)      Fiduciary Funds:

         The  Company's   insurance  agency   subsidiaries   maintain   separate
underwriting accounts which record all the underlying insurance  transactions of the insurance  pools which they manage.  These  transactions  primarily  include
collecting  premiums  from  the  insured,   collecting  paid  recoverables  from
reinsurers,  paying claims as losses become payable, paying reinsurance premiums to reinsurers and remitting net account balances to member  insurance  companies in the pools which MMO manages.  Unremitted  amounts to members of the insurance pools are held in a fiduciary  capacity and interest income earned on such funds inure to the  benefit  of the  members  of the  insurance  pools  based on their pro-rata participation in the pool.

         A summary of the underwriting accounts as of December 31, 1996 and 1995 is as follows:

                                                                                                   December
31,
                                                                                   1996                            1995


Cash and short-term investments..............................................$   3,554,109               $   10,880,183
Premiums receivable...................................................................50,372,575             54,317,375
Reinsurance and other recoverables.......................................     34,366,554                     23,308,691

Total Assets.....................................................................................         $  88,293,238    $
88,506,249

Due to insurance pool members...............................................$  69,698,410                 $  70,890,247
Reinsurance payable...................................................................11,108,853              8,952,834
Funds withheld from reinsurers....................................................2,756,157                   3,521,286
Other liabilities................................................................................             4,729,818
      5,141,882

Total Liabilities.................................................................................        $  88,293,238    $
88,506,249


         The underwriting accounts above were not included in the accompanying consolidated balance sheets.





                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


(4)      Insurance Operations:

Reinsurance Transactions

         Approximately 42%, 47% and 50% of the Company's insurance subsidiaries' direct and assumed gross premiums written for the years ended December 31, 1996, 1995 and 1994, respectively, have been reinsured by the pools with other companies on both a treaty and a facultative basis.

         In the event that all or any of the pool companies might be unable to meet their obligations to the pools, the remaining companies would be liable for such defaulted amounts on a pro rata pool participation basis. A contingent liability also exists with respect to reinsurance ceded since such transactions generally do not relieve the Company of its primary obligation to the policyholder and such reinsurance ceded would become a liability of the Company's insurance subsidiaries in the event that any reinsurer might be unable to meet the obligations assumed under the reinsurance agreements. All reinsurers must meet certain minimum standards of financial condition as established by the pools. The Company's largest reinsurers at December 31, 1996, were Arkwright
Mutual Insurance Company ("Arkwright"),  Lloyd's of London ("Lloyd's") and Utica
Mutual Insurance Company ("Utica Mutual"), with aggregate recoverables of $55 million, $17 million and $21 million, respectively. The 1996 A.M. Best ratings for Arkwright and Utica Mutual are A+ and A, respectively. Lloyd's of London maintains a trust fund which was established for the benefit of all United
States ceding companies. Lloyd's has reported substantial losses over the past several years; however, the Company has not experienced difficulty in collecting amounts due from Lloyd's and the settlement of recoverables due the Company has not materially impacted its liquidity. The Company's exposure to reinsurers, other than Arkwright, Lloyds and Utica Mutual include reinsurance recoverables collectively from approximately 700 reinsurers or syndicates, and as of December
31, 1996, no single one of which was liable to the Company for an unsecured amount in excess of approximately $3.0 million.

         Funds withheld and letters of credit obtained under various reinsurance treaties amounted to approximately $50 million as of December 31, 1996.
Reinsurance receivables as of December 31, 1996 and 1995 included an allowance for bad debts of $4,075,000 and $2,250,000 respectively.

         Unpaid losses are based on individual case estimates for losses reported and include a provision for losses incurred but not reported and for loss adjustment expenses.






                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

         Reinsurance ceded and assumed relating to premiums written were as follows:

                                            Gross               Ceded           Assumed
                                          (direct)              to other        from other
Year Ended                                amount              companies         companies        Net amount
December 31, 1996                        $113,566,184          $64,752,583       $41,699,626       $90,513,227
December 31, 1995                         150,647,712           87,527,861        34,697,354        97,817,205
December 31, 1994                         169,101,502           99,208,294        31,013,401       100,906,609

         Reinsurance ceded and assumed relating to premiums earned were as follows:

                                           Gross                Ceded           Assumed                           Percentage
                                          (direct)              to other        from other                        of assumed
Year Ended                                amount              companies         companies        Net amount           to net

December 31, 1996                        $128,483,112        $  71,146,813     $  39,699,722      $ 97,036,021         41%
December 31, 1995                         164,713,618           93,730,801        32,478,682       103,461,499         31
December 31, 1994                         156,631,239          100,777,505        23,401,656        79,255,390         30

         Losses  and  loss  adjustment   expenses  incurred  are  net  of  ceded
reinsurance  recoveries  amounting to $62,516,373,  $22,138,211 and $119,827,995 for the years  ended  December  31,  1996,  1995 and 1994,  respectively.  Ceded reinsurance payable at December 31, 1996 and 1995 included in premiums and other receivables, net amounted to $19,753,943 and $16,426,347, respectively.

Unpaid Losses
         The following table provides a reconciliation of the consolidated liability for losses and loss adjustment expenses at the beginning and end of 1996, 1995 and 1994:

                                                                         Year ended December 31,
                                                            1996                     1995                 1994
                                                                                (In Thousands)
Net liability for losses and loss adjustment
  expenses at beginning of year...................        $ 229,916                 $ 212,377          $ 208,366
Provision for losses and loss adjustment
 expenses occurring in current year............              71,731                    75,618             64,061
Decrease in estimated losses and loss
  adjustment expenses for claims occurring
  in prior years (1).............................................(    12,753)   (      6,360)      (      2,694)
Deferred income-loss portfolio
  assumption(2).................................................         381              458                533
Total losses and loss adjustment expenses incurred      59,359                            69,716          61,900
Less:
Losses and loss adjustment expense payments for claims occurring during:
      current year...............................................15,012                10,043             11,185
      prior years..................................................                    46,512             41,676
     46,171
                                                             61,524                    51,719             57,356
Add:
Deferred income-loss portfolio assumption (2)         (        381)             (        458)      (        533)
Net liability for losses and loss adjustment
  expenses at year end.............................         227,370                   229,916            212,377
Ceded unpaid loss and loss adjustment
 expenses.....................................................   184,467              187,879            222,695
Gross unpaid losses and loss adjustment
  expenses at year end                                    $ 411,837                 $ 417,795          $ 435,072




                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


         (1) The adjustment to the consolidated liability for losses and loss adjustment expenses for losses occurring in prior years reflects the net effect of the resolution of losses for other than full reserve value and subsequent readjustments of loss values.

         (2) Deferred income loss portfolio assumption represents the difference between cash received and unpaid loss reserves assumed as a result of the buyout of Pennsylvania National's and Lumber Mutual's net pool obligations which was initially capitalized and will be amortized over the payout period of the related losses.

         Substantially  all of the Company's  exposure to umbrella losses result from the  insurance  pools  participating  in the issuance of umbrella  casualty insurance  for various  Fortune 1000  companies in the period from 1978 to 1983.
Depending on the accident  year,  the  insurance  pools'  maximum  retention per occurrence  ranged from  $250,000 to  $500,000.  The  Company's  effective  pool participation  on such risks varied from 11% in 1978 to 30% in 1983. At December
31, 1996 and 1995, the Company's  gross,  ceded and net loss and loss adjustment expense  reserves for  Asbestos/Pollution  policies  amounted to $23.5  million,
$15.0  million  and $8.5  million,  and $20.6  million,  $13.6  million and $7.0 million,  respectively. Net paid losses resulting from Asbestos/Pollution losses during  1996,  1995  and 1994  amounted  to  $811,000,  $545,000  and  $600,000, respectively.  As of December  31,  1996,  the Company had  approximately  1,000 policies which had at least one claim relating to Asbestos/Pollution  exposures.
Unpaid  losses and loss  adjustment  expenses are  recorded for reported  claims
regarding  Asbestos/Pollution  exposures,   including  the  cost  of  litigation
expenses,  when sufficient information is present to indicate the involvement of a specific  insurance  policy  and the  Company  can  reasonably  estimate  this
liability.    The   Company   believes   that   the   uncertainty    surrounding
Asbestos/Pollution  exposures,  including  issues as to  insureds'  liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions, all affect the  estimation of ultimate  losses.  Given the  uncertainty  in this area,  losses from  Asbestos/Pollution  related  claims are likely to  adversely impact  the  Company's  results  from  operations  in future  years and may vary materially  from such  reserves  reported as of December  31,  1996.  Under such
circumstances,   it  is   difficult  to   determine   the   ultimate   loss  for
Asbestos/Pollution related claims. However, as of December 31, 1996, the Company believes  that, in aggregate,  the net unpaid loss and loss  adjustment  expense reserves as of December 31, 1996,  allow for an adequate  provision and that the ultimate  resolution of the  Asbestos/Pollution  claims will not have a material impact on the Company's financial position.

Salvage and Subrogation

         Estimates of salvage and subrogation recoveries on paid and unpaid losses have been recorded as a reduction of unpaid losses amounting to $6,888,733 and $6,910,449 at December 31, 1996 and 1995, respectively.

Deferred Policy Acquisition Costs

         Deferrable  acquisition  costs amortized to income amounted to $18,827,794,  $21,017,503,  and $14,260,494 for the years ended December 31, 1996, 1995 and 1994, respectively.





                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


(5)      Property, Improvements and Equipment, Net:

         Property improvements and equipment, net at December 31, 1996 and 1995 include the following.


                                                                             1996                    1995

Office furniture and equipment................................          $  1,335,519            $  1,268,027
Computer equipment.................................................        1,346,960               1,137,958
Leasehold improvements...........................................          2,255,928               2,255,928
                                                                           4,938,407               4,661,913

Less:  accumulated depreciation
     and amortization...................................................  (2,831,320)            (2,388,375)

Property, improvements and equipment, net........                      $   2,107,087           $   2,273,538

         Depreciation  and  amortization  expense for the years ended December 31, 1996,  1995 and 1994 amounted to
$442,945, $520,011 and $547,686, respectively.

(6)      Income Taxes:


         The  components of deferred tax assets and  liabilities  as of December
31, 1996 and 1995 are as follows:

                                                                                          December 31,
                                                                                  1996                             1995

Deferred Tax Assets:

Loss reserve discounting...................................................$  14,390,810           $  14,775,310
Unearned premiums..........................................................    3,926,280               4,382,876
State and local income tax carryforward.....................                      68,748                  48,187
Deferred rent liability..........................................................446,258                 462,841
Bad debt reserve................................................................1,688,750              1,058,750
Alternative minimum tax credit carryforward...............                         -----                 267,132
Other.....................................................................................               331,643
470,722
Total deferred tax assets...................................................    20,852,489            21,465,818





                                                   NYMAGIC, INC.
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued




Deferred Tax Liabilities:                                                                December 31,

                                                                                  1996                             1995

Deferred policy acquisition costs...........................................   3,816,484               4,081,316
Unrealized appreciation of investments...............................          4,388,952               5,312,186
Deferred income-loss portfolio assumption..........................              352,409                 485,898
Discount on accrued salvage and subrogation.................                     376,987                 386,525
Other..........................................................................................          269,338
         222,279
Total deferred tax liabilities......................................................      9,204,170     10,488,204
                                                                              11,648,319              10,977,614
Less:  Valuation allowance......................................................         516,716         712,706

Net deferred tax assets................................................... $  11,131,603           $  10,264,908


         The state and local income tax  carryforward  of $68,748 as of December
31, 1996 can be carried forward against future state and local tax liabilities until the year 2011.

         The Company's valuation allowance account with respect to deferred tax assets and the change in the account is as follows:

                                                         1996                    1995

Balance, beginning of year                             $ 712,706               $ 767,083
Change in valuation allowance                          (195,990)                 (54,377)
Balance, end of year                                   $ 516,716               $ 712,706


         The Company believes that the total deferred tax asset net of the recorded valuation allowance account as of December 31, 1996 will more likely than not be fully realized.

         Income tax provisions differ from the amounts computed by applying the Federal statutory rate to income before income taxes as follows:

                                                                            Year ended December 31

                                                                        1996             1995              1994

Income taxes at the Federal statutory rate........................       35.0%             35.0%             34.0%
Tax exempt interest................................................................      (12.8)            (15.2)   (41.4)
State income taxes................................................................          0.2               1.3  1.9
Net bond amortization..........................................................             1.8               1.7     5.1
Investment income proration...............................................1.7               2.1               5.4
Effect of change in tax rates..................................................           ----              (1.7)  ----
Other, net.................................................................................  (0.9)          (0.8)    (0.3)
Income tax provisions............................................................          25.0%             22.4% 4.7%






                                                   NYMAGIC, INC.
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


         The  Company's  Federal  statutory  income  tax rate  increased  to 35% in 1996 and 1995 as a result of an increase in taxable income.

         Federal  income tax  payments  amounted  to  $7,339,913,  $4,332,559  and  $1,200,000  for the years ended
December 31, 1996, 1995 and 1994, respectively.

         Federal  income taxes  payable at December  31, 1996 and 1995  included in other  liabilities  amounted to
$640,336 and $820,088, respectively.


(7)      Statutory Income and Surplus:

         The Company's insurance subsidiaries are limited, based on the lesser of 10% of statutory basis surplus or 100% of net investment income, as defined under New York Insurance Law, in the amount of dividends they could pay without regulatory approval. The maximum amount which may be paid to the holding company out of December 31, 1996 surplus is approximately $16,093,000.

         Consolidated   statutory  net  income  and  surplus  of  the  Company's
insurance subsidiaries were as follows for the years indicated:

                                                              Consolidated              Consolidated
                                                                  Statutory                Statutory
                                                               net income                  surplus

December 31, 1996                                              $  26,541,561               $160,929,000
December 31, 1995                                                 20,476,000                148,785,000
December 31, 1994                                                  7,902,000                133,813,000





                                                   NYMAGIC, INC.
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


(8)      Employee Retirement Plans:

         The  Company   maintains  two  retirement  plans  for  the  benefit  of
substantially all employees. Both plans provide for 100% vesting upon completion of three years of service.  The Money  Purchase Plan provides for a contribution equal to 7-1/2% of an employee's cash compensation,  including bonuses, for each year of service  during which the employee has  completed  1000 hours of service and is employed on the last day of the plan year.  The Profit  Sharing plan does not require any specific  contribution but any  contribution  made is subject to the restrictions  set forth above for the Money Purchase Plan.  Contribution and related administration  expenses for the years ended December 31, 1996, 1995 and
1994 amounted to $991,469, $1,038,633 and $1,019,913, respectively.


(9)      Debt:

         In 1994 the Company and a bank entered into a $10,000,000 credit agreement which was subsequently amended in 1996 to $25,000,000. The interest rate on the loan is fixed, at the Company's option, for a period of one to six months. The Company has elected to pay interest at an effective rate of 6.30625% on the outstanding principal balance of the loan at December 31, 1996 of $20,438,413. The interest rate was equal to the bank's Adjusted London Interbank
Offered Rate at the time of the interest rate adjustment period, plus .65 of 1%.
Principal repayments are required to be paid quarterly in equal installments of $1,250,000 commencing on September 30, 1997 and ending on June 30, 2002. The
Company has the option to prepay  amounts in excess of the required  repayments.
At the Company's option, the interest rate may be based on either the rate chosen above or (a) the higher of the bank's prime rate or the applicable
Federal Funds Rate, plus 1/2 of 1% or (b) the bank's adjusted certificate of deposit rate, plus .775 of 1%.

         The bank loan agreement requires the Company to maintain a minimum net worth of $125,000,000 plus 50% of net profits earned during each year on a cumulative basis. In addition, other significant covenants include limitations on total indebtedness, investment purchases, pledging and sales of assets and requires the Company's insurance subsidiaries to maintain a certain statutory surplus, gross and net premiums written to surplus ratios and total liabilities to surplus ratio. The Company was in compliance with all financial covenants as stipulated in the bank loan agreement as of December 31, 1996. The credit agreement provides for a facility fee of .15 of 1% on the outstanding balance.

         The Company has an unsecured credit facility with the same bank that allows the Company to borrow up to $10,000,000. Interest is based on the bank's international short-term lending rate. The credit facility provides for a commitment fee of 1/8 of 1% on the average unused available credit balance. No amounts were outstanding under this credit facility as of December 31, 1996 and 1995, respectively.

         Interest paid amounted to $1,020,737,  $437,653 and $531,413 for the years ended  December 31, 1996,  1995 and 1994.





                                                   NYMAGIC, INC.
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued



(10)     Commitments:

         The Company maintains various non-cancelable operating leases to occupy office space. The lease terms expire on various dates through December 30, 2003.

         The aggregate minimum annual rental payments under various operating leases for office facilities as of December 31, 1996 are as follows:




1997.......................................................................................................
1,182,247

1998.......................................................................................................
1,139,247

1999.......................................................................................................
1,205,122

2000.......................................................................................................
1,184,832

2001.......................................................................................................
1,184,832

thereafter through December 30, 2003.........................................      2,369,664

Total                                                                 $    8,265,944


         The operating leases also include provisions for additional payments based on certain annual cost increases. Rent expense for the years ended
December  31,  1996,  1995 and  1994  amounted  to  $1,001,295,  $1,017,380  and
$1,028,963.

         As of December 31, 1996, the Company is not involved in any litigation, except in the ordinary course of business in connection with insurance, which would require disclosure in the financial statements or would have a material effect on the Company's financial statements.





                                                   NYMAGIC, INC.
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


(11)     Common Stock Repurchase Plan and Shareholders' Equity:

         The Company has a common stock repurchase plan which authorizes the repurchase of up to $45,000,000, at prevailing market prices, of the Company's issued and outstanding shares of common stock on the open market. As of December
31, 1996, the Company had repurchased a total of 1,552,982 shares of common stock under this plan at a total cost of $27,639,768 at market prices ranging from $16.50 to $24.25 per share.

         In connection with the acquisition of MMO in 1991, the Company also acquired 3,215,958 shares of its own common stock held by MMO and recorded such shares as treasury stock at MMO's original cost of $3,919,129.


(12)     Stock Option Plans:

         The Company has two stock option plans.

         The first plan, approved by shareholders in 1986, and the second plan, approved by shareholders in 1991, provide a means whereby the Company, through the grant of non-qualified stock options to key officers, may attract and retain persons of ability as officers to exert their best efforts on behalf of the Company. Each plan authorizes the issuance of options to purchase up to 500,000 shares of the Company's common stock at not less than 95 percent of the fair market value at the date of grant. Options are exercisable over a period as determined in each option agreement and expire at a maximum term of ten years.





                                                   NYMAGIC, INC.
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


         A summary of activity  under the stock  option  plans for the years ended  December 31, 1996 1995 and 1994 follows:

                                     1996                            1995
1994
                           Number         Option            Number       Option           Number        Option
Shares Under               of             Price                 of       Price                of        Price
    Option                 Shares         Per Share         Shares       Per Share        Shares        Per Share


Outstanding,
     beginning of
     year                   528,500      $13.00-$22.92      623,400    $ 13.00-$23.87      557,500     $  4.00-$23.87

Granted                      20,000      $17.22-$17.58      210,500            $15.79       81,000      $15.56-$17.34

Exercised                  (162,800)     $13.00-$15.56      (1,900)    $ 13.00-$13.78      (5,100)     $  4.00-$13.00

(Forfeited)                 (12,500)     $15.79-$22.33    (303,500)     $22.92-$23.87     (10,000)             $22.33

Outstanding,
     end of year            373,200      $13.78-$22.92      528,500     $13.00-$22.92     623,400      $ 13.00-$23.87

Exercisable,
     end of year            135,389      $13.78-$22.92      240,533     $13.00-$22.92      300,061     $ 13.00-$23.87


         In 1995,  certain  options  granted in prior years with option  prices  ranging from $22.33 to $23.87 were repriced at $15.79.

         The Company has elected to measure compensation expense for employee stock options under APB No. 25 as permitted by SFAS 123, "Accounting for Stock
Based Compensation." Under SFAS 123, the Company is required to disclose the pro forma effects on net income of applying a fair value method of measuring compensation expense.

         The pro forma effect for the years ended December 31, 1996 and 1995 is as follows:

                                                                                1996                      1995
Net income - as reported                                                 $ 22,624,618              $ 22,119,862


Net income - pro forma                                                   $ 22,513,184              $ 20,114,511
Net income per share - as reported                                             $ 2.15                    $ 1.77

Net income per share - pro forma                                               $ 2.14                    $ 1.77

         In  determining  the pro forma effect on net income,  the fair value of options  granted  in 1996 and 1995 was  estimated  at the grant  date  using the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions  in 1996 and 1995,  respectively;  dividend  yield of 2.2% and 2.4%;
expected  volatility of 25% and 28%; expected lives of 5 years for each year and a risk-free interest rate of 6% and 5.38%.

         The full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because options granted prior to January 1, 1995 are not considered in the determination of the compensation expense.




                                           FINANCIAL STATEMENT SCHEDULES
                             SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                                   NYMAGIC, INC.

                                                  Balance Sheets
                                                 (Parent Company)


                                                                                        December 31,

1996                               1995

Assets:
     Cash.................................................................................      $         17,000
$         19,203
     Short Term Investments.................................................   5,000,000                   -----
     Investment in subsidiaries............................................. 201,367,648             192,416,574
     Due from subsidiaries.................................................... 2,227,007               2,754.875
     Other assets....................................................................      1,829,191      1,469,788
              Total assets........................................................$210,440,846      $196,660,440

Liabilities:
     Notes payable...............................................................$  20,438,413    $   12,726,941
     Dividends payable.......................................................  1,014,305               1,069,181
     Other liabilities...............................................................         136,402        147,714
         Total Liabilities.........................................................    21,589,120     13,943,836

Shareholders' equity:
     Common stock.............................................................14,911,992              14,749,192
     Paid in capital...............................................................26,258,259         23,933,587
     Unrealized appreciation of  investments
       (net of deferred income taxes)............                              8,150,910               9,865,486
     Retained earnings........................................................171,089,462            152,646,915
     Treasury stock................................................................  (31,558,897)   (18,478,576)
              Total shareholders' equity.............................        188,851,726             182,716,604
              Total liabilities and shareholders' equity.....               $210,440,846            $196,660,440


                                               Statements of Income
                                                 (Parent Company)

                                                             Year Ended           Year Ended         Year Ended
                                                             December 31,         December 31,       December 31,
                                                                 1996                   1995
     1994
Income:
     Cash dividends from subsidiary..............................$12,950,071        $ 12,357,008         $ 5,650,527
     Net investment income............................................  676                ----                  129
Expenses:
     Operating expenses.................................................1,552,852      2,604,577             778,026
     Income tax benefit...................................................    (561,073)     (955,981)      (187,222)
                                                                    991,779            1,648,596             590,804

Income before equity income......................................11,958,968           10,708,412           5,059,852
Equity in undistributed earnings
     of subsidiaries.............................................................     10,665,650           9,411,450
    4,637,401
Net income.......................................................................... $22,624,618       $  20,119,862
$  9,697,253





                             SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                                   NYMAGIC, INC.

                                             Statements of Cash Flows
                                                 (Parent Company)


                                                             Year Ended           Year Ended         Year Ended
                                                             December 31,         December 31,       December 31,
                                                                 1996                   1995
     1994

Cash flows from operating activities:
Net income ..................................................................       $ 22,624,618        $ 20,119,862
$ 9,697,253

Adjustments to reconcile net income
     to cash provided by operating activities:
     Equity in undistributed earnings of
         subsidiaries.....................................................(10,665,650)(9,411,450)        (4,637,401)
     (Increase) in other assets....................................(359,403)           (222,715)           (293,087)
     (Increase)decrease in due from subsidiaries.                   527,868            (429,902)          3,497,833
     (Decrease) Increase in other liabilities.............         (11,312)               6,586              18,374
Net cash provided by operating activities............            12,116,121           10,062,381           8,282,972

Cash flows from investing activities:
     Short term investments acquired                            (5,000,000)           ----                 ----

Cash flows from financing activities:
     Proceeds from stock options exercised..........              2,487,472              199,463             118,011
     Cash dividends paid to stockholders..............          (4,236,947)          (4,542,123)         (4,557,814)
     Repurchase of common stock.........................       (13,080,321)         (11,440,936)           (648,535)
     Proceeds from borrowings................................    14,211,472           15,118,449           7,608,491
     Loan principal payments...................................  (6,500,000)         (9,411,764)        (10,882,353)

Net cash used in
     financing activities.............................................(7,118,324)   (10,076,911)         (8,362,200)

Net (decrease) in cash............................                  (2,203)             (14,530)            (79,228)

Cash at beginning of year .................................          19,203               33,733             112,961

Cash at end of year.............................................$       17,000    $       19,203      $       33,733





                                                   NYMAGIC, INC.
                                   SCHEDULE V-VALUATION AND QUALIFYING ACCOUNTS

                                      YEARS ENDED DECEMBER 31, 1996 AND 1995


COLUMN A                       COLUMN B            COLUMN C              COLUMN D                COLUMN E

DESCRIPTION                    Balance at                                                        Balance
                               beginning                                                         close of
                               of year             Additions             Deductions              year


December 31, 1996:
   Allowance for
      doubtful accounts.....     $3,025,000         $2,155,271             ($355,271)               $4,825,000

December 31, 1995:
   Allowance for
     doubtful accounts.......     3,845,000          1,540,006            (2,360,006)                3,025,000








         NYMAGIC, INC.
         SCHEDULE VI - SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS.
         (In Thousands)
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------

CLAIMS AND
------------------------------------------------------------------------------------------------------------------------------------
                       DEFERRED        RESERVE FOR                                                                     EXPENSES
INCURRED            OF DEFERRED
------------------------------------------------------------------------------------------------------------------------------------
                        POLICY       UNPAID CLAIMS                     UNEARNED              NET              NET
         RELATED TO                      POLICY                        PAID CLAIMS
------------------------------------------------------------------------------------------------------------------------------------
   AFFILIATION WITH ACQUISITION        AND CLAIMS                       PREMIUM           EARNED         INVESTMENT    CURRENT
   PRIOR            ACQUISITION      AND CLAIMS                        PREMIUMS
   REGISTRANT           COSTS            EXPENSES       DISCOUNT        RESERVE         PREMIUMS          INCOME       YEAR
   YEAR                  COSTS       EXPENSES           WRITTEN
------------------------------------------------------------------------------------------------------------------------------------


   DECEMBER 31, 1996     $10,904  $411,837   ------   $66,652    $ 97,036  $21,270   $71,731 ($12,753)    $18,828   $61,524  $90,513
   CONSOLIDATED SUBSIDIARIES

   DECEMBER 31, 1995      11,661   417,795   ------    79,569     103,461   21,659    75,618   (6,360)     21,018    51,719   97,817
   CONSOLIDATED SUBSIDIARIES

   DECEMBER 31, 1994      13,458   435,072   ------    91,416      79,255   18,854    64,061   (2,694)     14,260    57,356  100,907
   CONSOLIDATED SUBSIDIARIES


                                      NYMAGIC, INC.
                                        FORM 10-K
                         For Fiscal Year Ended December 31, 1996


                                         Exhibit Index


      Exhibit                                               Sequentially
      Number      Description                               Numbered Page


      3.1         Charter                                   Incorporated herein by reference

      3.3         By-laws                                   Incorporated herein by reference

      4.0         Specimen Certificate of Common Stock      Incorporated herein by reference

      10.2        Restated Management Agreement dated as    Incorporated herein by reference
                  of  January  1,  1986,  by and among
                  Mutual  Marine   Office,   Inc.  and
                  Arkwright-Boston       Manufacturers
                  Mutual  Insurance   Company,   Utica
                  Mutual  Insurance  Company,   Lumber
                  Mutual   Insurance   Company,    the
                  Registrant     and      Pennsylvania
                  National Mutual  Casualty  Insurance
                  Company

      10.2.2      Amendment to Restated Management          Incorporated herein by reference
                   Agreement,  dated  as  of  December
                  30, 1988,  and among  Mutual  Marine
                  Office,  Inc. and  Arkwright  Mutual
                  Insurance   Company,   Utica  Mutual
                  Insurance  Company,   Lumber  Mutual
                  Insurance  Company,  the  Registrant
                  and  Pennsylvania   National  Mutual
                  Casualty Insurance Company

       10.2.3     Amendment to Restated Management          Incorporated herein by reference
                   Agreement,  dated  as  of  December
                  31, 1990,  and among  Mutual  Marine
                  Office,  Inc. and  Arkwright  Mutual
                  Insurance   Company,   Utica  Mutual
                  Insurance  Company,  the  Registrant
                  and  Pennsylvania   National  Mutual
                  Casualty Insurance Company

      10.4        Restated Management Agreement dated       Incorporated herein by reference
                   as of January 1, 1986, by and among
                  Mutual Inland Marine Office, Inc. and
                  Arkwright-Boston Manufacturers Mutual
                  Insurance Company, Utica Mutual Insurance
                  Company, Lumber Mutual Insurance Company,
                  the Registrant and Pennsylvania National
                  Mutual Casualty Insurance Company






      10.4.2      Amendment to Restated Management          Incorporated herein by reference
                  Agreement, dated as of December 30, 1988,
                  and among Mutual Inland Marine Office, Inc.
                  and Arkwright Mutual Insurance Company,
                  Utica Mutual Insurance Company, Lumber
                  Mutual Insurance Company, the Registrant
                  and Pennsylvania National Mutual Casualty
                   Insurance Company

      10.4.3      Amendment to Restated Management          Incorporated herein by reference
                  Agreement, dated as of December 31, 1990,
                  by and among Mutual Inland Marine Office, Inc.
                  and Arkwright Mutual Insurance Company, Utica
                  Mutual Insurance Company, the Registrant
                  and Pennsylvania National Mutual Casualty
                  Insurance Company


      10.6        Restated Management Agreement dated       Incorporated herein by reference
                   as of January 1, 1986, by and among Mutual
                   Marine Office of the Midwest, Inc. and
                   Arkwright-Boston Manufacturers Mutual
                   Insurance Company, Utica Mutual Insurance
                   Company, Lumber Mutual Insurance

      10.6.2      Amendment to Restated Management          Incorporated herein by reference
                   Agreement dated as of December 30, 1988,
                   by and among Mutual Marine Office of the
                   Midwest, Inc. and Arkwright Mutual Insurance
                   Company, Utica Mutual Insurance Company,
                   Lumber Mutual Insurance Company, the
                   Registrant and Pennsylvania National Mutual
                   Casualty Insurance Company

      10.6.3      Amendment to Restated Management          Incorporated herein by reference
                  Agreement  dated as of December 31, 1990,
                  by and among Mutual  Marine  Office of the
                  Midwest, Inc. and Arkwright Mutual
                  Insurance Company, Utica Mutual
                  Insurance  Company,  the Registrant and
                  Pennsylvania     National    Mutual Casualty
                  Insurance Company

       10.8       Restated Management Agreement             Incorporated herein by reference
                  dated as of January 1, 1986, by and
                  among Pacific Mutual Marine Office,
                  Inc. and Arkwright-Boston Manufacturers
                  Mutual Insurance Company, Lumber Mutual
                  Insurance Company, Utica Mutual Insurance
                  Company, the Registrant and Pennsylvania
                  National Mutual Casualty Insurance Company






      10.8.2      Amendment to Restated Management          Incorporated herein by reference
                   Agreement dated as of December 30, 1988, by
                   and  among  Pacific  Mutual  Marine  Office,
                  Inc.
                   and Arkwright Mutual Insurance Company,
                   Lumber Mutual Insurance Company, Utica
                   Mutual Insurance Company, the Registrant
                   and Pennsylvania National Mutual Casualty
                   Insurance Company.

      10.8.3      Amendment to Restated Management          Incorporated herein by reference
                  Agreement dated as of December 31, 1990, by
                  and among Pacific Mutual Marine Office, Inc. and
                  Arkwright Mutual Insurance Company, Utica
                  Mutual Insurance Company, the Registrant and
                  Pennsylvania National Mutual Casualty Insurance
                  Company

      21          Subsidiaries of the Registrant.

      23          Consent of KPMG Peat Marwick LLP.

      28          Schedule P as of December 31, 1996.





