Form 10-K/A
period 1996-12-31
NYMAGIC INC
filed 1997-04-07
CIK 847431

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-K/A
(Mark One)
[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended December 31, 1996
                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ______________    to ________________

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

                                     Part I
                                     ------

Item 1.  Business.
         ---------

General

         NYMAGIC, INC., a New York corporation (the "Company" or "NYMAGIC"), is a holding company which owns and operates the following insurance companies and insurance underwriters and managers:

         Insurance Companies:
         --------------------

         New York Marine And General Insurance Company - ("New York Marine") Gotham Insurance Company - ("Gotham")

The Company's insurance company subsidiaries, New York Marine and Gotham, each maintain an A.M. Best insurance rating of A+.

         Other:
         ------

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

         The pool managed by MMO, the largest when measured by premiums written, was formed in 1964. The pools managed by PMMO and Midwest were formed in 1975 and 1980, respectively. Effective January 1, 1996, each pool is composed of the following members:
                                                                  Inland Marine,
Pool Member                                     Ocean Marine,    Other Liability
-----------                                     Aviation Pools        Pools
                                                --------------   ---------------
New York Marine And General Insurance Company..     90.00%            100%
Arkwright Mutual Insurance Company ............     10.00%             --

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

         2.       Bond Funds

                    A) Tax-exempt securities and obligations of private corporations rated A or better by each service which provides a rating, not to exceed $5,000,000 maturity value per issuing entity; maturities not to exceed December 31 of the 20th year from the purchase date, to include:

                         1) Pollution - control bonds guaranteed by industrial corporations rated A or better.

                         2)   Pre-refunded bonds.

                         3) Housing issues sponsored by the U.S. Government and its agencies secured by underlying mortgage securities with maturities not in excess of 30 years and average maturities not in excess of 20 years.

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

         As of December 31, 1996, New York Marine's invested assets were invested as follows:

         Bonds Rated A or better          $276,090,031
         Bonds Rated below A                    -0-
         Equities                         $ 35,035,480


         As of December 31, 1996, Gotham's invested assets were invested as follows:

         Bonds Rated A or better         $ 69,393,098
         Bonds Rated below A                   -0-
         Equities                        $ 10,313,256

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


Gross Premium Written by
    Line of Business                                                  Year Ended December 31,
------------------------                          ----------------------------------------------------------------------
                                                         1996                        1995                      1994
                                                         ----                        ----                      ----
                                                                                  (In thousands)
Ocean marine........................             $  87,519     56%          $ 93,892      50%          $ 93,670      45%
Inland marine.......................                 1,651      1%            14,380       8%            36,724      18%
Aircraft............................                61,067     39%            70,707      38%            65,320      32%
Other liability.....................                 5,309      4%             7,111       4%            10,868       5%
Other...............................                   358      --               290       --               232       --
                                                    ------     ---            ------      ---            ------      ---
Total...............................              $155,904    100%          $186,380     100%          $206,814     100%

Net Premium Written by
    Line of Business                                                  Year Ended December 31,
----------------------                           ----------------------------------------------------------------------
                                                         1996                        1995                      1994
                                                         ----                        ----                      ----
                                                                                  (In thousands)
Ocean marine........................              $ 58,771     59%         $  55,749      52%          $ 48,453      42%
Inland marine.......................              (  2,087)   ( 2%)            1,227       1%            15,339      13%
Aircraft............................                37,682     38%            42,339      40%            41,053      36%
Other liability.....................                 5,325      5%             6,954       7%            10,467       9%
Other...............................                   374      --               290       --               232       --
                                                    ------     ---            ------      ---            ------      ---
Total...............................              $100,065    100%          $106,559     100%          $115,544     100%


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

Operating Ratios

         Premium to Surplus Ratio. The following table shows, for the periods indicated, the Company's consolidated statutory ratios of net premiums written (gross premiums less premiums ceded) to policyholders' surplus:

                                                                         Year Ended December 31,
                                              --------------------------------------------------------------------------------
                                                 1996              1995             1994              1993             1992
                                                 ----              ----             ----              ----             ----
                                                                         (Dollars in thousands)
Net premiums written................         $ 90,513          $ 97,817         $100,907          $ 79,034         $ 60,872
Policyholders' surplus..............          160,929           148,785          133,813           131,375          127,060
                                              -------           -------          -------           -------          -------
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

Combined Loss and Expense Ratios. The underwriting experience of the Company is indicated by its "combined ratio," which is the sum of (l) the ratio of losses and loss adjustment expenses incurred to net premiums earned (the "loss ratio") and (2) the ratio of policy acquisition costs and other underwriting expenses to net premiums written (the "expense ratio"). The Company's consolidated loss ratios, expense ratios and combined ratios, on a statutory basis, are shown in the following table:
                                                                         Year Ended December 31,
                                              --------------------------------------------------------------------------------
                                                 1996              1995             1994              1993            1992
                                                 ----              ----             ----              ----            ----
Loss Ratio......................                62.6%             69.0%            80.2%             80.3%           77.7%
Expense Ratio...................                31.9%             30.3%            28.5%             26.6%           28.2%
                                                ----              ----            -----             -----           -----
Combined Ratio..................                94.5%             99.3%           108.7%            106.9%          105.9%

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

         The Company's consolidated loss ratios, expense ratios and combined ratios, on a GAAP basis, are shown in the following table:

                                                                         Year Ended December 31,
                                      --------------------------------------------------------------------------------
                                        1996              1995             1994              1993              1992
                                        ----              ----             ----              ----              ----
Loss Ratio.......................      61.2%             67.4%             78.1%            77.8%             84.6%
Expense Ratio....................      32.3%             31.9%             34.4%            28.2%             20.0%
                                       ----              ----              ----             ----              ----
Combined Ratio...................      93.5%             99.3%            112.5%           106.0%            104.6%

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

         The following table sets forth NYMAGIC's net case reserve experience for Asbestos/Pollution policies for each of the past three years:

                                                               1996         1995         1994
                                                                       (In Thousands)
                                                             -----------------------------------
Asbestos
--------
Case Reserves at beginning of period                         $1,307       $1,367       $1,158
Incurred loss and loss adjustment expenses                   (  186)           7          274
Payments                                                     (    8)      (   67)      (   65)
                                                               ----         ----         ----
Case Reserves at end of period                                1,103        1,307        1,367

Pollution
---------
Case Reserves at beginning of period                          $2,141      $1,977        $1,799
Incurred loss and loss adjustment expenses                       975         642           713
Payments                                                        (793)     (  478)       (  535)
                                                                ----        ----          ----
Case Reserves at end of period                                 2,323       2,141         1,977

The following table sets forth NYMAGIC's net loss and loss adjustment expense experience for Asbestos/Pollution policies for each of the past three years.

                                                               1996         1995         1994
                                                                       (In Thousands)
                                                             -----------------------------------
Asbestos/Pollution
------------------
Unpaid loss and loss adjustment expenses
 (Including IBNR) at beginning of period                     $7,041       $6,150       $4,954
Incurred loss and loss adjustment expenses                    2,270        1,436        1,796
Payments                                                     (  811)      (  545)      (  600)
                                                               ----         ----         ----
Unpaid loss and loss adjustment expenses
 (Including IBNR) at end of period                            8,500        7,041        6,150

The   loss   and   loss   adjustment   payments   related   to   the   Company's
Asbestos/Pollution exposures have not been material in relation to the Company's total loss and loss adjustment expense payments as shown in the table below:

                                                               1996         1995         1994
                                                                       (In Thousands)
                                                             -----------------------------------
Total loss and loss adjustment expense
payments for the year ended December 31,                    $61,524      $51,719      $57,356
Asbestos/Pollution loss and loss adjustment expense
payments for the year ended December 31,                        811          545          600

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

              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]


                                                                Year Ended December 31,
                            --------------------------------------------------------------------------------------------------------
                            1986      1987      1988      1989     1990     1991     1992     1993     1994       1995        1996
                            ----      ----      ----      ----     ----     ----     ----     ----     ----       ----        ----
                                                                 (Dollars in thousands)
Estimated Liability
for Net Unpaid Losses and
Loss Adjustment Expenses  67,430    91,099   116,089   138,920  156,533  170,744  203,735  208,366   212,377   229,916     227,370


Cumulative Amount of Net
Liability Paid As a Percentage
of Estimate Through:

     1  Year Later           17%       18%       17%       17%      18%      19%      20%      22%       20%       20%
     2  Years Later          30%       31%       27%       32%      36%      37%      37%      37%       34%
     3  Years Later          41%       38%       39%       46%      49%      52%      48%      49%
     4  Years Later          46%       45%       49%       57%      62%      61%      58%
     5  Years Later          51%       52%       55%       66%      69%      69%
     6  Years Later          56%       56%       61%       72%      75%
     7  Years Later          58%       59%       65%       75%
     8  Years Later          60%       62%       68%
     9  Years Later          62%       64%
    10  Years Later          64%



Net  Liability  Reestimated  including  Cumulative  Net  Paid  Losses  and  Loss
Adjustment Expenses As a Percentage of Estimate As of:

     1  Year Later           95%       97%       96%       96%     100%      99%      99%      99%       97%       94%
     2  Years Later          92%       93%       90%       98%     100%      99%      97%      96%       95%
     3  Years Later          90%       88%       89%       96%      98%      99%      95%      95%
     4  Years Later          85%       84%       86%       94%      98%      97%      95%
     5  Years Later          83%       79%       83%       91%      96%      98%
     6  Years Later          78%       77%       80%       90%      96%
     7  Years Later          76%       74%       79%       91%
     8  Years Later          73%       73%       80%
     9  Years Later          73%       74%
    10  Years Later          75%


Net Cumulative Redundancy 16,733    23,343    23,245    13,088    6,253    4,208    9,639    9,605    10,961    12,753


Gross Unpaid Losses an Loss Adjustment Expenses                                           $407,321  $435,072  $417,795    $411,837
Reinsurance Recoverable on Unpaid Losses and Loss Adjustment Expenses                      198,955   222,695   187,879     184,467
Reserve Re-estimated Gross                                                                 379,045   416,175   420,075
Reserve Re-estimated Reinsurance Recoverable                                               179,242   210,158   202,912
Gross Cumulative Redundancy (Deficiency)                                                    28,276    18,897   (2,280)


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

         The following table provides a reconciliation of the consolidated liability for losses and loss adjustment expenses at the beginning and end of 1996, 1995 and 1994:

                                                                   Year ended December 31,
                                                          ------------------------------------------
                                                           1996             1995              1994
                                                           ----             ----              ----
                                                                      (In Thousands)
Net liability for losses and loss adjustment
  expenses at beginning of year.............           $229,916         $212,377          $208,366
                                                       --------         --------          --------
Provision for losses and loss adjustment
  expenses occurring in current year........             71,731           75,618            64,061
Decrease in estimated losses and loss
  adjustment expenses for claims occurring
  in prior years (1)........................           ( 12,753)        (  6,360)         (  2,694)
Deferred income-loss portfolio
  assumption(2).............................                381              458               533
                                                       --------         --------          --------
Total losses and loss adjustment expenses
  incurred                                               59,359           69,716            61,900
                                                       --------         --------          --------
Less:
Losses and loss adjustment expense payments for claims occurring during:
      current year..........................             15,012           10,043            11,185
      prior years...........................             46,512           41,676            46,171
                                                       --------         --------          --------
                                                         61,524           51,719            57,356
Plus:
Deferred income-loss portfolio assumption(2)         (      381)    (        458)       (      533)
                                                       --------         --------          --------
Net liability for losses and loss adjustment
  expenses at year end......................            227,370          229,916           212,377
                                                       --------         --------          --------
Ceded unpaid losses and loss adjustment
  expenses..................................            184,467          187,879           222,695
                                                       --------         --------          --------
Gross unpaid losses and loss adjustment
  expenses at year end                                 $411,837         $417,795          $435,072
                                                       --------         --------          --------

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

         The following table sets forth the reconciliation of the consolidated net liability for losses and loss adjustment expenses based on statutory accounting principles and based on generally accepted accounting principles as of December 31, 1996, 1995 and 1994:

                                                                               Year ended December 31,
                                                                      ------------------------------------------
                                                                       1996             1995              1994
                                                                       ----             ----              ----
                                                                                    (In Thousands)
Liability for losses and loss adjustment expenses
  reported based on statutory accounting principles...........        $222,953         $225,260          $207,178
Liability for losses and loss adjustment expenses assumed
  from Lumber Mutual and Pennsylvania National................           4,508            4,615             5,287
  (excludes $6,653,075, $8,173,000 and $9,907,000 at
  December 31, 1996, 1995 and 1994, accounted for in the
  statutory liability for losses and loss adjustment expenses.)
Estimated share of Mutual Fire, Marine and Inland
  Insurance Company's pool obligations........................              61              114               183
Unpaid unallocated loss adjustment expenses...................       (     152)        (     73)         (    271)
                                                                     ---------         --------          --------
Net liability for losses and loss adjustment expenses
  reported based on generally accepted accounting
  principles..................................................         227,370          229,916           212,377
Ceded liability for unpaid losses and loss adjustment expenses         184,467          187,879           222,695
                                                                     ---------         --------          --------
Gross liability for unpaid losses and loss adjustment expenses        $411,837         $417,795          $435,072

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
         -----------

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

Item 3.  Legal Proceedings.
         ------------------

          None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          None.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.
         ---------------------------------------------------------------------

          The Company's common stock trades on the New York Stock Exchange (NYSE
Symbol: NYM). The following table sets forth representative high and low closing prices for the periods indicated.
                                           1996                        1995
                                   ------------------         ------------------
                                     High        Low            High        Low
                                     ----        ---            ----        ---
First Quarter.............         $22.00     $16.38          $18.88     $17.88

Second Quarter............          19.88      18.38           17.88      15.38

Third Quarter.............          19.13      17.00           17.88      15.88

Fourth Quarter............          19.00      17.25           17.25      15.38


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

Item 6. Selected Financial Data.
        ------------------------

OPERATING DATA                                                                       Year Ended December 31,
                                                       ----------------------------------------------------------------------------
                                                           1996              1995             1994             1993           1992
                                                           ----              ----             ----             ----           ----
                                                                          (In thousands, except per share amounts)
Revenues:

Net premiums earned .........................          $ 97,036          $103,461          $79,255          $65,276        $78,639
Net investment income .......................            21,270            21,659           18,854           17,746         17,856
Commission income ...........................             1,981             3,438            2,052            2,498          6,780
Realized investment gains ...................             4,589             4,111            2,992            6,458          6,277
Other income ................................               690               661              420              275            249
                                                         ------            ------           ------           ------         ------
Total revenues ..............................          $125,566          $133,330          $103,573         $92,253       $109,801

Expenses:

Losses and loss adjustment
  expenses incurred .........................          $ 59,359          $ 69,716          $61,900          $50,816        $66,550
Policy acquisition expenses .................            18,828            21,017           14,260           10,429          8,037
General and administrative
  expenses ..................................            16,168            16,236           16,742           14,749         17,658
Interest expense ............................             1,035               438              495              661            996
                                                         ------            ------           ------           ------         ------
Total expenses ..............................          $ 95,390          $107,407          $93,397          $76,655        $93,241

Selected Financial Data (continued)
-----------------------------------
                                                                                     Year Ended December 31,
                                                       ----------------------------------------------------------------------------
                                                           1996              1995             1994             1993           1992
                                                           ----              ----             ----             ----           ----
                                                                          (In thousands, except per share amounts)
Income before income taxes ..................            30,176            25,923           10,176           15,598         16,560
                                                         ------            ------           ------           ------         ------
Income taxes
  Current ...................................             7,495             5,393            2,306            2,236          5,398
Deferred ....................................                56               410         (  1,827)         (    66)        ( 4,023)
                                                         ------            ------           ------           ------         ------
Total income taxes ..........................             7,551             5,803              479            2,170          1,375
                                                         ------            ------           ------           ------         ------
Income before
  cumulative effect .........................            22,625            20,120            9,697           13,428         15,185
Cumulative effect of change
  in accounting for income taxes ............              --                --               --              1,221           --
                                                         ------            ------           ------           ------         ------
Net income ..................................          $ 22,625          $ 20,120          $ 9,697          $14,649        $15,185
                                                         ======            ======           ======           ======         ======
Average shares outstanding ..................            10,524            11,341           11,392           11,449         11,429

PER SHARE DATA:

Income before
  cumulative effect .........................          $   2.15          $   1.77          $   .85          $  1.17        $  1.33
Cumulative effect of change
  in accounting for income taxes ............              --                --               --                .11           --
                                                         ------            ------           ------           ------         ------
Net income ..................................          $   2.15          $   1.77          $   .85          $  1.28        $  1.33
                                                         ======            ======           ======           ======         ======
Dividends declared ..........................          $    .40          $    .40          $   .40          $   .40        $   .40
                                                         ======            ======           ======           ======         ======

BALANCE SHEET DATA
 AT PERIOD END:
                                                                                    Year Ended December 31,
                                                       ----------------------------------------------------------------------------
                                                           1996              1995             1994             1993           1992
                                                           ----              ----             ----             ----           ----
                                                                                         (In thousands)
Total investments.............................         $409,209 (2)      $403,306 (2)      $341,643 (2)     $334,722      $303,608
Total assets.................................           695,195 (1)       705,824 (1)       705,986 (1)      663,268 (1)   419,200
Unpaid losses and loss
  adjustment  expenses ......................           411,837 (1)       417,795           435,072          407,321       203,735
Notes payable ...............................            20,438            12,727             7,020           10,294        16,176
Total shareholders' equity ..................          $188,852          $182,717          $164,313         $166,482      $158,115

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

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.
          ----------------------------------------------

         Results of Operations
         ---------------------

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

NYMAGIC Net Premiums
Written
    by Line of Business                                            Year Ended December 31,
----------------------------                 -----------------------------------------------------------------------------
                                                      1996                        1995                      1994
                                                      ----                        ----                      ----
                                                                             (In thousands)
Ocean Marine .................                $54,093        60%           $48,944        50%          $41,437        41%
Inland Marine.................                ( 1,658)       (2%)            2,803         3%           13,847        14%
Aircraft......................                 32,482        36%            38,962        40%           35,389        35%
Other liability...............                  5,238         6%             6,818         7%           10,002        10%
Other.........................                    358        --                290        --               232        ---
                                              -------       ----           -------       ----         --------       ----
Total.........................                $90,513       100%           $97,817       100%         $100,907       100%

NYMAGIC Net Premiums Earned
    by Line of Business                                            Year Ended December 31,
----------------------------                 -----------------------------------------------------------------------------
                                                      1996                        1995                      1994
                                                      ----                        ----                      ----
                                                                             (In thousands)
Ocean Marine................                  $52,483        54%           $48,110        47%          $38,006        48%
Inland Marine...............                    2,408         3%            11,563        11%            5,231         7%
Aircraft....................                   35,416        36%            35,496        34%           24,584        31%
Other liability.............                    6,355         7%             8,022         8%           12,203        14%
Other.......................                      374        --                270        --               231       ---
                                              -------       ----           -------       ----         --------       ----
Total.......................                  $97,036       100%          $103,461       100%         $ 79,255       100%

---------------------------

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

Item 8.  Financial Statements and Supplementary Data.
         --------------------------------------------

          The consolidated financial statements required in response to this item are included as part of Item 14(a) of this report.

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure.
         ---------------------------------------------

          None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
          ---------------------------------------------------

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

                                  Class of
       Name                   Age Directors        Position(s)
       ----                   --- ---------        -----------
Mark W. Blackman(1)            45    II     President, Chief Executive Officer
                                                and Director
John N. Blackman, Jr. (1)(2)   50     I     Chairman of the Board, Director
Thomas J. Condon (2)           52     I     Director
Jean H. Goulding               55   III     Director
James A. Lambert (1)           41   III     General Counsel, Chief Operating
                         Officer, Secretary and Director
John Kean, Jr. (4)             72   III     Director
Charles A. Mitchell            48    II     Vice-President, Director
William R. Scarbrough          68    II     Director
Michael S. Shaffet (3)         61     I     Director
Richard T. Soper(1)(2 )        71    II     Director
William A. Thorne (1)(2)(4)    71     I     Director
Sergio B. Tobia (4)            58     I     Director
Louise B. Tollefson (4)        73    II     Director
Thomas J. Iacopelli            36           Chief Financial Officer
--------------------------
 (1) Member of Executive Committee.
 (2) Member of Finance Committee.
 (3) Member of Audit Committee.
 (4) Member of Stock Option & Compensation Committee.

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

Item 11.  Executive Compensation.
          -----------------------

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

Item 12.  Security Ownership of Certain
          Beneficial Owners and Management.
          ---------------------------------

         The following table sets forth information as of March 1, 1997, with respect to beneficial ownership of NYMAGIC Common Stock by beneficial owners known by the Company to own more than 5% of such stock, directors and nominees and directors and officers as a group. Except as described in the notes below, all owners listed have power to vote and dispose of the shares held by them.

                                                        Amount       Percent of
                                                      and Nature    Common Stock
                  Name                               of  Ownership   Outstanding
                  ----                               -------------  ------------
          The Capital Group Companies, Inc.               846,500(5)       8.35%
           333 South Hope Street
           Los Angeles, Ca. 90071
          David L. Babson & Co.                           577,500(6)       5.69%
           One Memorial Drive
           Cambridge, MA  02142
          John N. Blackman, Jr                          2,010,996(1)      19.83%
          Mark W. Blackman                              1,962,674(2)      19.35%
          Thomas J. Condon                                    100
          Jean H. Goulding                                 26,600            *
          James A. Lambert                                 40,944(3)         *
          Charles A. Mitchell                               5,700(3)         *
          William R. Scarbrough                               100            *
          Michael S. Shaffet                                1,150(4)         *
          William A. Thorne                                32,400(4)         *
          Sergio B. Tobia                                   3,220            *
          Louise B. Tollefson                           1,914,211         18.87%
                                                       -----------         -----
          All directors and officers as a
          group (14 persons)                            6,001,845         58.89%
         ---------------------------------
         * Less than 1% of issued and outstanding Common Stock.

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

Item 13.   Certain Relationships and Related Transactions.
           -----------------------------------------------

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

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
           -----------------------------------------------------------------

     (a)     1.     Financial Statements
                    --------------------

                    The list of financial statements appears in the accompanying index on page 41.

             2.     Financial Statement Schedules
                    -----------------------------

                    The list of financial statement schedules appears in the accompanying index on page 41.

             3.     Exhibits
                    --------

             3.1. Charter. (Incorporated by reference to Exhibit 3-1 to the Registrant's Registration Statement No. 33-27665).

             3.3. By-laws. (Incorporated by reference to Exhibit 3.3. of the Registrant's Registration Statement No.33-27665).

             4.0. Specimen Certificate of common stock (Incorporated by Registrant's Registration Statement No. Registration Statement No. 33-27665).

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

            21.  Subsidiaries of the Registrant.

            23.  Consent of KPMG Peat Marwick LLP.

            28.   Schedule P as of December 31, 1996.

      (b)   Reports on Form 8-K
            -------------------

            None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             NYMAGIC, INC.
                                             (Registrant)


                                             By:  /s/ Mark W. Blackman
                                                ----------------------
                                                Mark W. Blackman
                                                Chief Executive Officer


                                             Date: March 5, 1997
                                                  --------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name                                       Title                      Date
----                                       -----                      ----

/s/ John N. Blackman, Jr          Chairman of the Board          March 5, 1997
------------------------           and Director
John N. Blackman, Jr.


/s/ Mark W. Blackman              President, Chief Executive     March 5, 1997
--------------------               Officer and Director
Mark W. Blackman


/s/ Thomas J. Condon              Director                       March 5, 1997
--------------------
Thomas J. Condon


/s/ Jean H. Goulding              Director                       March 5, 1997
--------------------
Jean H. Goulding


/s/ James A. Lambert              Director, General Counsel,     March 5, 1997
--------------------               Chief Operating Officer
James A. Lambert                   and Secretary



/s/ John Kean, Jr                 Director                       March 5, 1997
--------------------
John Kean, Jr.

Name                                       Title                      Date
----                                       -----                      ----

/s/ Charles A. Mitchell           Director and Vice President    March 5, 1997
--------------------
Charles A. Mitchell


/s/ Michael S. Shaffet            Director                       March 5, 1997
--------------------
Michael S. Shaffet


/s/ William R. Scarbrough         Director                       March 5, 1997
--------------------
William R. Scarbrough


/s/ Richard T. Soper              Director                       March 5, 1997
--------------------
Richard T. Soper


/s/ William A. Thorne             Director                       March 5, 1997
--------------------
William A. Thorne


/s/ Sergio B. Tobia               Director                       March 5, 1997
--------------------
Sergio B. Tobia


/s/ Louise B. Tollefson           Director                       March 5, 1997
-----------------------
Louise B. Tollefson


/s/ Thomas J. Iacopelli           Principal Accounting Officer   March 5, 1997
-----------------------            and Chief Financial Officer
Thomas J. Iacopelli

                                  NYMAGIC, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                   (Page Numbers Omitted in Electronic Filing)


Independent Auditors' Report......................

Consolidated Balance Sheets.......................

Consolidated Statements of Income.................

Consolidated Statements of Shareholders' Equity...

Consolidated Statements of Cash Flows.............

Notes to Consolidated Financial Statements........

Financial Statement Schedule II...................

Financial Statement Schedule V....................

Financial Statement Schedule VI...................

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



                                                  /s/ KPMG Peat Marwick LLP

KPMG Peat Marwick LLP
New York, New York
February 14, 1997

                                  NYMAGIC, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                             December 31,
                                                                                            ----------------------------------------
                                                                                                 1996                     1995
                                                                                               --------                 --------
                                     ASSETS
Investments:  (Note 2)
Fixed maturities available for sale at fair value
(amortized cost $341,130,292 and $319,279,410) ...............................               $345,483,129              $328,649,365
Equity securities at fair value
   (cost $37,161,709 and $27,986,694) ........................................                 45,348,736                33,794,413
Short-term investments .......................................................                 18,377,180                40,862,313
                                                                                             ------------              ------------
   Total investments .........................................................                409,209,045               403,306,091
                                                                                             ------------              ------------
Cash .........................................................................                    701,086                 1,175,024
Accrued investment income ....................................................                  5,960,197                 6,110,402
Premiums and other receivables, net (less
   allowance for doubtful accounts of $750,000 and $775,000) .................                 43,285,450                53,254,864
Reinsurance receivables (less allowance for doubtful
   accounts of $4,075,000 and $2,250,000) ....................................                197,988,073               197,395,689
Deferred policy acquisition costs ............................................                 10,904,241                11,660,903
Prepaid reinsurance premiums .................................................                 10,562,213                16,956,441
Deferred income taxes (Note 6) ...............................................                 11,131,603                10,264,908
Property, improvements & equipment, net (Note 5) .............................                  2,107,087                 2,273,538
Other assets .................................................................                  3,345,826                 3,425,983
                                                                                             ------------              ------------
   Total assets ..............................................................               $695,194,821              $705,823,843
                                                                                             ============              ============
                                   LIABILITIES
Unpaid losses and loss adjustment expenses
   (Note 4) ..................................................................               $411,836,981              $417,794,525
Reserve for unearned premiums ................................................                 66,651,933                79,568,955
Notes payable (Note 9) .......................................................                 20,438,413                12,726,941
Other liabilities ............................................................                  6,401,463                11,947,637
Dividends payable ............................................................                  1,014,305                 1,069,181
                                                                                             ------------              ------------
         Total liabilities ...................................................                506,343,095               523,107,239
                                                                                             ============              ============
Commitments and contingent liabilities (Notes 4 and 10)

                              SHAREHOLDERS' EQUITY
Common stock .................................................................                 14,911,992                14,749,192
Paid-in capital ..............................................................                 26,258,259                23,933,587
Unrealized appreciation of investments
   (net of deferred income taxes) ............................................                  8,150,910                 9,865,486
Retained earnings ............................................................                171,089,462               152,646,915
                                                                                             ------------              ------------
                                                                                              220,410,623               201,195,180
Treasury stock, at cost, 4,768,940 and 4,057,380
   shares (Note 11) ..........................................................                (31,558,897)              (18,478,576)
                                                                                             ------------              ------------

     Total shareholders' equity ..............................................                188,851,726               182,716,604
                                                                                             ------------              ------------
     Total liabilities and shareholders' equity ..............................               $695,194,821              $705,823,843
                                                                                             ============              ============

The  accompanying  notes are an integral  part of these  consolidated  financial statements.


                                  NYMAGIC, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                        Year ended December 31,
                                                                   ----------------------------------------------------------------
                                                                        1996                       1995                     1994
                                                                   ----------------------------------------------------------------
Revenue:
Net premiums earned ...............................               $ 97,036,021               $103,461,499              $ 79,255,390
Commission income .................................                  1,980,632                  3,438,418                 2,052,132
Net investment income (Note 2) ....................                 21,270,194                 21,658,931                18,854,067
Realized investment gains (Note 2) ................                  4,589,133                  4,110,515                 2,992,259
Other income ......................................                    689,641                    660,924                   419,742
                                                                  ------------               ------------              ------------
Total revenues ....................................                125,565,621                133,330,287               103,573,590
                                                                  ------------               ------------              ------------

Expenses:
   Losses and loss adjustment expenses
    incurred (Note  4) ............................                 59,358,857                 69,716,186                61,900,419
   Policy acquisition expenses (Note 4) ...........                 18,827,794                 21,017,503                14,260,494
   General and administrative expenses ............                 16,168,162                 16,236,323                16,741,824
   Interest expense ...............................                  1,035,058                    437,653                   494,730
                                                                  ------------               ------------              ------------
     Total expenses ...............................                 95,389,871                107,407,665                93,397,467
                                                                  ------------               ------------              ------------

Income before income taxes ........................                 30,175,750                 25,922,622                10,176,123
                                                                  ------------               ------------              ------------
   Income tax provision (Note 6):
   Current ........................................                  7,494,593                  5,392,637                 2,306,264
   Deferred .......................................                     56,539                    410,123                (1,827,394)
                                                                  ------------               ------------              ------------
     Total income taxes ...........................                  7,551,132                  5,802,760                   478,870
                                                                  ------------               ------------              ------------

Net income ........................................               $ 22,624,618               $ 20,119,862              $  9,697,253
                                                                  ============               ============              ============

Weighted average number of shares of
   common stock outstanding .......................                 10,523,996                 11,341,370                11,392,064
                                                                  ============               ============              ============

Net income per share ..............................                      $2.15                      $1.77                      $.85
                                                                  ============               ============              ============


         The accompanying notes are an integral part of these consolidated financial statements.




                                  NYMAGIC, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                        Year ended December 31,
                                                                   ----------------------------------------------------------------
                                                                        1996                       1995                     1994
                                                                   ----------------------------------------------------------------
Common stock, authorized shares,
par value $1 each .................................                 30,000,000                 30,000,000                30,000,000
                                                                  ============               ============              ============
Balance, beginning of year ........................               $ 14,749,192               $ 14,747,292              $ 14,742,192
Shares issued .....................................                    162,800                      1,900                     5,100
                                                                  ------------               ------------              ------------
         Balance, end of year .....................                 14,911,992                 14,749,192                14,747,292
                                                                  ------------               ------------              ------------
Paid-in capital:
Balance, beginning of year ........................                 23,933,587                 23,736,024                23,623,113
Shares issued .....................................                  2,324,672                    197,563                   112,911
                                                                  ------------               ------------              ------------
         Balance, end of year .....................                 26,258,259                 23,933,587                23,736,024
                                                                  ------------               ------------              ------------
Unrealized appreciation (depreciation) of investments:
Balance, beginning of year ........................                  9,865,486                 (4,132,749)                2,648,444
Cumulative effect, as of January 1, 1994, of
   change in accounting principle, net (Note 1)....                     -----                    -----                    4,640,331
Net change during year ............................                 (2,637,810)                21,439,413               (17,305,340)
Applicable deferred income taxes on the
change ............................................                    923,234                 (7,441,178)                5,883,816
                                                                  ------------               ------------              ------------
         Balance, end of year .....................                  8,150,910                  9,865,486                (4,132,749)
                                                                  ------------               ------------              ------------
Retained earnings:
Balance, beginning of year ........................                152,646,915                137,000,454               131,857,815
Net income ........................................                 22,624,618                 20,119,862                 9,697,253
Dividends declared ................................                 (4,182,071)                (4,473,401)               (4,554,614)
                                                                  ------------               ------------              ------------
         Balance, end of year .....................                171,089,462                152,646,915               137,000,454
                                                                  ------------               ------------              ------------
Treasury stock:
Balance, beginning of year ........................                (18,478,576)                (7,037,640)               (6,389,105)
Net repurchase of common stock ....................                (13,080,321)               (11,440,936)                 (648,535)
                                                                  ------------               ------------              ------------
         Balance, end of year .....................               ($31,558,897)              $(18,478,576)             $ (7,037,640)
                                                                  ============               ============              ============


                                                    Number of Shares

Common stock, par value $1 each:
   Issued, beginning of year ......................                 14,749,192                 14,747,292                14,742,192
   Shares Issued ..................................                    162,800                      1,900                     5,100
                                                                  ------------               ------------              ------------

   Issued, end of year ............................                 14,911,992                 14,749,192                14,747,292
                                                                  ============               ============              ============

   Common stock, shares outstanding ...............                 10,143,052                 10,691,812                11,379,034
                                                                  ============               ============              ============

   Dividends declared per share ...................               $        .40               $        .40              $        .40
                                                                  ============               ============              ============




         The accompanying notes are an integral part of these consolidated financial statements.





                                  NYMAGIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Year ended December 31,
                                                                   ---------------------------------------------------------------
                                                                        1996                       1995                    1994
                                                                   ---------------------------------------------------------------
Cash flows from operating activities:
  Net income ......................................               $ 22,624,618               $ 20,119,862              $  9,697,253
                                                                  ------------               ------------             ------------
Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Provision for deferred taxes ...................                     56,539                    410,123                (1,827,394)
   Realized investment gains ......................                 (4,589,133)                (4,110,515)               (2,992,259)
   Net bond amortization ..........................                  1,933,151                  1,492,577                 1,662,500
   Depreciation and other, net ....................                    442,945                    520,011                   547,686
Changes in:
   Premiums and other receivables .................                  9,969,414                  5,213,463                (7,133,570)
   Reinsurance receivables ........................                   (592,384)                41,589,294               (22,403,089)
   Accrued investment income ......................                    150,205                   (359,831)                 (217,004)
   Deferred policy acquisition costs ..............                    756,662                  1,797,197                (4,711,678)
   Prepaid reinsurance premiums ...................                  6,394,228                  6,202,940                 1,569,185
   Other assets ...................................                     80,157                    (59,531)                1,239,278
   Unpaid losses and loss adjustment
     expenses .....................................                 (5,957,544)               (17,277,135)               27,750,472
   Reserve for unearned premiums ..................                (12,917,022)               (11,847,234)               20,082,034
   Other liabilities ..............................                 (5,546,174)                 4,920,993                   331,982
                                                                  ------------               ------------              ------------
       Total adjustments ..........................                 (9,818,956)                28,492,352                13,898,143
                                                                  ------------               ------------              ------------

Net cash provided by operating activities .........                 12,805,662                 48,612,214                23,595,396
                                                                  ------------               ------------              ------------
Cash flows from investing activities:
   Fixed maturities acquired ......................               (231,515,433)              (272,053,730)              (50,377,503)
   Equity securities acquired .....................                (37,880,911)               (21,224,924)              (22,794,461)
   Short-term investments sold or matured .........                631,722,760                835,378,875               501,112,681
   Short-term investments acquired ................               (609,264,339)              (844,049,317)             (492,460,664)
   Fixed maturities matured .......................                 36,302,944                 33,726,487                11,997,585
   Fixed maturities sold ..........................                171,112,392                209,230,556                13,053,400
   Equity securities sold .........................                 33,637,805                 21,385,913                23,603,258
   Acquisition of property & equipment, net .......                   (276,494)                  (121,852)                 (508,966)
                                                                  ------------               ------------              ------------

Net cash used in investing activities .............                 (6,161,276)               (37,727,992)              (16,374,670)
                                                                  ------------               ------------              ------------
Cash flows from financing activities:
   Proceeds from stock issuance ...................                  2,487,472                    199,463                   118,011
   Cash dividends paid to stockholders ............                 (4,236,947)                (4,542,123)               (4,557,814)
   Net repurchase of common stock .................                (13,080,321)               (11,440,936)                 (648,535)
   Proceeds from borrowings .......................                 14,211,472                 15,118,449                 7,608,491
   Loan principal payments ........................                 (6,500,000)                (9,411,764)              (10,882,353)
                                                                  ------------               ------------              ------------

   Net cash used in financing activities ..........                 (7,118,324)               (10,076,911)               (8,362,200)
                                                                  ------------               ------------              ------------
Net (decrease) increase in cash ...................                   (473,938)                   807,311                (1,141,474)
   Cash at beginning of year ......................                  1,175,024                    367,713                 1,509,187
                                                                  ------------               ------------              ------------
   Cash at end of year ............................               $    701,086               $  1,175,024              $    367,713
                                                                  ============               ============              ============



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

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


(2)      Investments:

         A summary of investment components at December 31, 1996 consists of the following:

                                                                                                                    Amount at which
                                                                                                Fair                 shown in the
Type of Investment                                                      Cost                    Value                balance sheet
------------------                                                      ----                    -----               ---------------
Fixed maturities available for sale
   Bonds:
     United States Government and
         government agencies and
         authorities ..............................               $ 91,871,356               $ 91,552,024              $ 91,552,024
     States, municipalities and
         political subdivisions ...................                188,150,708                192,309,500               192,309,500
     Public utilities .............................                 28,607,218                 28,816,150                28,816,150
     All other corporate bonds ....................                 32,501,010                 32,805,455                32,805,455
                                                                  ------------               ------------              ------------
         Total fixed maturities
              available for sale ..................                341,130,292                345,483,129               345,483,129
                                                                  ------------               ------------              ------------
Equity securities:
   Common stocks:
     Public utilities .............................                  2,218,763                  2,347,180                 2,347,180
     Banks, trusts and insurance
         companies ................................                  4,437,836                  5,770,115                 5,770,115
     Industrial, miscellaneous and
         all other ................................                 30,326,510                 37,052,841                37,052,841
     Non-redeemable preferred stock ...............                    178,600                    178,600                   178,600
                                                                  ------------               ------------              ------------
         Total equity securities ..................                 37,161,709                 45,348,736                45,348,736
                                                                  ------------               ------------              ------------
Short term investments ............................                 18,377,180                 18,377,180                18,377,180
                                                                  ------------               ------------              ------------
         Total investments ........................               $396,669,181               $409,209,045              $409,209,045
                                                                  ============               ============              ============



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

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


         The gross unrealized gains and losses on debt securities as of December 31, 1996 and 1995 are as follows:



                                                                                   1996
                                               --------------------------------------------------------------------------------
                                                                         Gross                Gross
                                                  Amortized           Unrealized            Unrealized             Fair
                                                    Cost                 Gains                Losses               Value
                                               -------------        --------------        --------------        ------------

Fixed maturities available for sale:

US Treasury securities and
   obligations of US government
   corporations and agencies .............     $ 91,871,356         $    314,995         $   (634,327)         $ 91,552,024

Obligations of states and
   political subdivisions ................      188,150,708            4,458,433             (299,641)          192,309,500

Corporate securities .....................       61,108,228              763,902             (250,525)           61,621,605
                                                 ----------              -------             --------            ----------

         Totals ..........................     $341,130,292         $  5,537,330         $ (1,184,493)         $345,483,129
                                               ============         ============         ============          ============




                                                                                   1995
                                               --------------------------------------------------------------------------------
                                                                         Gross                Gross
                                                  Amortized           Unrealized            Unrealized             Fair
                                                    Cost                 Gains                Losses               Value
                                               -------------        --------------        --------------        ------------

Fixed maturities available for sale:

US Treasury securities and
   obligations of US government
   corporations and agencies ............      $102,411,229         $  1,802,616         $    (41,038)         $104,172,807

Obligations of states and
   political subdivisions ...............       155,606,844            6,301,839             (196,390)          161,712,293

Corporate securities ....................        61,261,337            1,502,928                  -0-            62,764,265
                                                 ----------            ---------              ---------          ----------

         Totals .........................     $ 319,279,410          $ 9,607,383         $   (237,428)         $328,649,365
                                              =============          ===========         ============          ============

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

                                                  Fixed maturities available
                                                          for sale
                                        ----------------------------------------
                                            Amortized                   Fair
                                              Cost                      Value
                                        ----------------------------------------

Due in one year or less .........        $ 12,236,656               $ 12,306,960

Due after one year
     through five years .........         124,394,664                126,605,945

Due after five years
     through ten years ..........          84,055,847                 86,070,650

Due after ten years .............          56,716,006                 56,982,500
                                           ----------                 ----------

                                         $277,403,173               $281,966,055

Mortgage backed securities ......          63,727,119                 63,517,074
                                           ----------                 ----------


       Totals....................        $341,130,292               $345,483,129
                                         ============               ============

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

         Realized and unrealized investment appreciation (depreciation) on fixed maturities and equity securities for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                                                            Year ended December 31,
                                                                      --------------------------------------------------------------
                                                                              1996                     1995                  1994
                                                                      --------------------------------------------------------------

Realized gains (losses) on sale of investments:
       Fixed maturities ....................................            $  (316,064)            $   993,653             $   292,346
       Equity securities ...................................              4,931,909               3,089,104               2,699,913
       Short-term investments ..............................                (26,712)                 27,758                    --
                                                                         ----------              ----------              ----------
       Realized investments gains ..........................              4,589,133               4,110,515               2,992,259
       Less: applicable income taxes .......................             (1,606,197)             (1,438,680)             (1,017,368)
                                                                         ----------              ----------              ----------
Net realized investment gains ..............................            $ 2,982,936             $ 2,671,835             $ 1,974,891
                                                                        ===========             ===========             ===========

Change in unrealized investment appreciation (depreciation) of securities:

  Fixed maturities .........................................            $(5,017,118)            $15,368,821            $(21,372,055)
  Equity securities ........................................              2,379,308               5,059,901              (3,264,978)
                                                                         ----------              ----------              ----------
  Net unrealized investment
    gains (losses) .........................................            $(2,637,810)            $20,428,722            $(24,637,033)
                                                                        ===========             ===========             ===========

Net investment income from each major category of investments for the years indicated is as follows:

                                                                                            Year ended December   31,
                                                                      --------------------------------------------------------------
                                                                            1996                     1995                  1994
                                                                      --------------------------------------------------------------

Fixed maturities ...........................................            $19,938,840             $19,933,777             $17,454,307
Short-term investments .....................................              1,316,992               1,779,497               1,476,386
Equity securities ..........................................                734,939                 678,038                 604,346
                                                                         ----------              ----------              ----------
         Total investment income ...........................             21,990,771              22,391,312              19,535,039
Investment expenses ........................................               (720,577)               (732,381)               (680,972)
                                                                         ----------              ----------              ----------
         Net investment income .............................            $21,270,194             $21,658,931             $18,854,067
                                                                        ===========             ===========             ===========

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

         A summary of the underwriting accounts as of December 31, 1996 and 1995 is as follows:

                                  December 31,
                                                   -----------------------------
                                                       1996              1995
                                                    ----------        ----------


Cash and short-term investments ............       $ 3,554,109       $10,880,183
Premiums receivable ........................        50,372,575        54,317,375
Reinsurance and other recoverables .........        34,366,554        23,308,691
                                                    ----------        ----------

Total Assets ...............................       $88,293,238       $88,506,249
                                                   ===========       ===========

Due to insurance pool members ..............       $69,698,410       $70,890,247
Reinsurance payable ........................        11,108,853         8,952,834
Funds withheld from reinsurers .............         2,756,157         3,521,286
Other liabilities ..........................         4,729,818         5,141,882
                                                    ----------        ----------

Total Liabilities ..........................       $88,293,238       $88,506,249
                                                   ===========       ===========


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

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

         Reinsurance ceded and assumed relating to premiums written were as follows:

                                            Gross                 Ceded            Assumed
                                           (direct)              to other         from other
Year Ended                                  amount              companies         companies         Net amount
----------                                  ------              ---------         ---------         ----------
December 31, 1996                        $113,566,184          $64,752,583       $41,699,626       $90,513,227
December 31, 1995                         150,647,712           87,527,861        34,697,354        97,817,205
December 31, 1994                         169,101,502           99,208,294        31,013,401       100,906,609

         Reinsurance ceded and assumed relating to premiums earned were as follows:

                                            Gross                 Ceded            Assumed                           Percentage
                                           (direct)              to other         from other                        of assumed
Year Ended                                  amount              companies         companies         Net amount        to net
----------                                 -------              ---------         ---------         ----------      ----------
December 31, 1996                        $128,483,112        $  71,146,813     $  39,699,722      $ 97,036,021         41%
December 31, 1995                         164,713,618           93,730,801        32,478,682       103,461,499         31
December 31, 1994                         156,631,239          100,777,505        23,401,656        79,255,390         30

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

Unpaid Losses
         The following table provides a reconciliation of the consolidated liability for losses and loss adjustment expenses at the beginning and end of 1996, 1995 and 1994:

                                                                                           Year ended December 31,
                                                                                           -----------------------
                                                                         1996                      1995                       1994
                                                                         ----                      ----                       ----
                                                                                             (In Thousands)
Net liability for losses and loss adjustment
  expenses at beginning of year ...................               $    229,916               $    212,377              $    208,366
                                                                  ------------               ------------              ------------
Provision for losses and loss adjustment
 expenses occurring in current year ...............                     71,731                     75,618                    64,061
Decrease in estimated losses and loss
  adjustment expenses for claims occurring
  in prior years (1) ..............................               (     12,753)              (      6,360)              (     2,694)
Deferred income-loss portfolio
  assumption(2) ...................................                        381                        458                       533
                                                                  ------------               ------------              ------------
Total losses and loss adjustment expenses incurred                      59,359                     69,716                    61,900
                                                                  ------------               ------------              ------------
Less:
Losses and loss adjustment expense payments for claims occurring during:
      current year ................................                     15,012                     10,043                    11,185
      prior years .................................                     46,512                     41,676                    46,171
                                                                  ------------               ------------              ------------
                                                                        61,524                     51,719                    57,356
Add:
Deferred income-loss portfolio assumption (2) .....               (        381)               (       458)              (       533)
                                                                  ------------               ------------              ------------
Net liability for losses and loss adjustment
  expenses at year end ............................                    227,370                    229,916                   212,377
                                                                  ------------               ------------              ------------
Ceded unpaid loss and loss adjustment
 expenses .........................................                    184,467                    187,879                   222,695
                                                                  ------------               ------------              ------------
Gross unpaid losses and loss adjustment
  expenses at year end ............................               $    411,837               $    417,795              $    435,072
                                                                  ============               ============              ============

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

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


(5)      Property, Improvements and Equipment, Net:

         Property improvements and equipment, net at December 31, 1996 and 1995 include the following.


                                                       1996             1995
                                                       ----             ----

Office furniture and equipment ...............     $ 1,335,519      $ 1,268,027
Computer equipment ...........................       1,346,960        1,137,958
Leasehold improvements .......................       2,255,928        2,255,928
                                                    ----------       ----------
                                                     4,938,407        4,661,913

Less:  accumulated depreciation
     and amortization ........................      (2,831,320)      (2,388,375)
                                                    ----------       ----------

Property, improvements and equipment, net ....     $ 2,107,087      $ 2,273,538
                                                   ===========      ===========

          Depreciation and amortization expense for the years ended December 31, 1996, 1995 and 1994 amounted to $442,945, $520,011 and $547,686, respectively.

(6)      Income Taxes:


         The components of deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

                                                               December 31,
                                                     ---------------------------
                                                         1996           1995
                                                     ---------------------------

Deferred Tax Assets:

Loss reserve discounting .......................     $14,390,810     $14,775,310
Unearned premiums ..............................       3,926,280       4,382,876
State and local income tax carryforward ........          68,748          48,187
Deferred rent liability ........................         446,258         462,841
Bad debt reserve ...............................       1,688,750       1,058,750
Alternative minimum tax credit carryforward ....            --           267,132
Other ..........................................         331,643         470,722
                                                     -----------     -----------
Total deferred tax assets ......................      20,852,489      21,465,818
                                                     ===========     ===========

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued




Deferred Tax Liabilities:                                  December 31,
                                                      --------------------------
                                                          1996            1995
                                                      --------------------------

Deferred policy acquisition costs ..............       3,816,484       4,081,316
Unrealized appreciation of investments .........       4,388,952       5,312,186
Deferred income-loss portfolio assumption ......         352,409         485,898
Discount on accrued salvage and subrogation ....         376,987         386,525
Other ..........................................         269,338         222,279
                                                     -----------     -----------
Total deferred tax liabilities .................       9,204,170      10,488,204
                                                     -----------     -----------
                                                      11,648,319      10,977,614
Less:  Valuation allowance .....................         516,716         712,706
                                                     -----------     -----------

Net deferred tax assets ........................     $11,131,603     $10,264,908
                                                     ===========     ===========


         The state and local income tax carryforward of $68,748 as of December 31, 1996 can be carried forward against future state and local tax liabilities until the year 2011.

         The Company's valuation allowance account with respect to deferred tax assets and the change in the account is as follows:

                                            1996                    1995
                                        --------                 -------

Balance, beginning of year             $ 712,706               $ 767,083
Change in valuation allowance           (195,990)                (54,377)
                                        --------                 -------
Balance, end of year                   $ 516,716               $ 712,706
                                       =========               =========


         The Company believes that the total deferred tax asset net of the recorded valuation allowance account as of December 31, 1996 will more likely than not be fully realized.

         Income tax provisions differ from the amounts computed by applying the Federal statutory rate to income before income taxes as follows:

                             Year ended December 31
                                                        ----------------------
                                                       1996      1995      1994
                                                       ----      ----      ----

Income taxes at the Federal statutory rate ......      35.0%     35.0%     34.0%
Tax exempt interest .............................     (12.8)    (15.2)    (41.4)
State income taxes ..............................       0.2       1.3       1.9
Net bond amortization ...........................       1.8       1.7       5.1
Investment income proration .....................       1.7       2.1       5.4
Effect of change in tax rates ...................       --       (1.7)      --
Other, net ......................................      (0.9)     (0.8)     (0.3)
                                                       ----      ----      ----
Income tax provisions ...........................      25.0%     22.4%      4.7%
                                                       ====      ====       ===

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

         Consolidated   statutory  net  income  and  surplus  of  the  Company's
insurance subsidiaries were as follows for the years indicated:

                                         Consolidated              Consolidated
                                          Statutory                 Statutory
                                          net income                 surplus
                                         ------------              ------------

December 31, 1996                      $  26,541,561               $160,929,000
December 31, 1995                         20,476,000                148,785,000
December 31, 1994                          7,902,000                133,813,000

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

         The aggregate minimum annual rental payments under various operating leases for office facilities as of December 31, 1996 are as follows:




1997............................................................ 1,182,247

1998............................................................ 1,139,247

1999............................................................ 1,205,122

2000............................................................ 1,184,832

2001............................................................ 1,184,832

thereafter through December 30, 2003............................ 2,369,664
                                                               -----------

Total                                                          $ 8,265,944
                                                               ===========


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

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


          A summary of activity under the stock option plans for the years ended December 31, 1996 1995 and 1994 follows:

                                     1996                            1995                      1994
                                --------------------------------------------------------------------------------------------
                                 Number         Option          Number       Option              Number        Option
Shares Under                       of           Price             of         Price                 of          Price
    Option                       Shares         Per Share       Shares       Per Share           Shares        Per Share
----------------------------------------------------------------------------------------------------------------------------

Outstanding,
     beginning of
     year ..................     528,500     $13.00-$22.92     623,400     $13.00-$23.87       557,500     $ 4.00-$23.87

Granted ....................      20,000     $17.22-$17.58     210,500            $15.79        81,000     $15.56-$17.34

Exercised ..................    (162,800)    $13.00-$15.56      (1,900)    $13.00-$13.78        (5,100)    $ 4.00-$13.00

(Forfeited) ................     (12,500)    $15.79-$22.33    (303,500)    $22.92-$23.87       (10,000)           $22.33
                                 -------                      --------                         -------

Outstanding,
     end of year ...........     373,200     $13.78-$22.92     528,500     $13.00-$22.92       623,400     $ 13.00-$23.87
                                 =======                       =======                         =======

Exercisable,
     end of year ...........     135,389     $13.78-$22.92     240,533     $13.00-$22.92       300,061     $ 13.00-$23.87
                                 =======                       =======                         =======


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

         The pro forma effect for the years ended December 31, 1996 and 1995 is as follows:

                                                  1996                  1995
                                                  ----                  ----
Net income - as reported                   $ 22,624,618          $ 22,119,862

Net income - pro forma                     $ 22,513,184          $ 20,114,511

Net income per share - as reported               $ 2.15                $ 1.77

Net income per share - pro forma                 $ 2.14                $ 1.77

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

                          FINANCIAL STATEMENT SCHEDULES
            SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  NYMAGIC, INC.

                                 Balance Sheets
                                (Parent Company)


                                                                       December 31,
                                                           --------------------------------
                                                                 1996             1995
                                                           --------------------------------

Assets:
     Cash ..............................................   $      17,000    $      19,203
     Short Term Investments ............................       5,000,000             --
     Investment in subsidiaries ........................     201,367,648      192,416,574
     Due from subsidiaries .............................       2,227,007        2,754,875
     Other assets ......................................       1,829,191        1,469,788
                                                           -------------    -------------
              Total assets .............................   $ 210,440,846    $ 196,660,440
                                                           =============    =============

Liabilities:
     Notes payable .....................................   $  20,438,413    $  12,726,941
     Dividends payable .................................       1,014,305        1,069,181
     Other liabilities .................................         136,402          147,714
                                                           -------------    -------------
         Total Liabilities .............................      21,589,120       13,943,836
                                                           -------------    -------------

Shareholders' equity:
     Common stock ......................................      14,911,992       14,749,192
     Paid in capital ...................................      26,258,259       23,933,587
     Unrealized appreciation of  investments
       (net of deferred income taxes) ..................       8,150,910        9,865,486
     Retained earnings .................................     171,089,462      152,646,915
     Treasury stock ....................................     (31,558,897)     (18,478,576)
                                                           -------------    -------------
              Total shareholders' equity ...............     188,851,726      182,716,604
                                                           -------------    -------------
              Total liabilities and shareholders' equity   $ 210,440,846    $ 196,660,440
                                                           =============    =============


                              Statements of Income
                                (Parent Company)

                                        Year Ended      Year Ended      Year Ended
                                        December 31,    December 31,    December 31,
                                            1996            1995            1994
                                        ------------    ------------    ------------
Income:
     Cash dividends from subsidiary     $ 12,950,071    $ 12,357,008    $  5,650,527
     Net investment income ........              676            --               129
Expenses:
     Operating expenses ...........        1,552,852       2,604,577         778,026
     Income tax benefit ...........         (561,073)       (955,981)       (187,222)
                                        ------------    ------------    ------------
                                             991,779       1,648,596         590,804
                                        ------------    ------------    ------------

Income before equity income .......       11,958,968      10,708,412       5,059,852
Equity in undistributed earnings
     of subsidiaries ..............       10,665,650       9,411,450       4,637,401
                                        ------------    ------------    ------------
Net income ........................     $ 22,624,618    $ 20,119,862    $  9,697,253
                                        ============    ============    ============





            SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  NYMAGIC, INC.

                            Statements of Cash Flows
                                (Parent Company)


                                                                    Year Ended                 Year Ended               Year Ended
                                                                   December 31,               December 31,             December 31,
                                                                       1996                       1995                     1994
                                                                   ------------               ------------             ------------

Cash flows from operating activities:
Net income ........................................               $ 22,624,618               $ 20,119,862              $  9,697,253
                                                                  ------------               ------------              ------------

Adjustments to reconcile net income
     to cash provided by operating activities:
     Equity in undistributed earnings of
         subsidiaries .............................                (10,665,650)                (9,411,450)               (4,637,401)
     (Increase) in other assets ...................                   (359,403)                  (222,715)                 (293,087)
     (Increase)decrease in due from subsidiaries ..                    527,868                   (429,902)                3,497,833
     (Decrease) Increase in other liabilities .....                    (11,312)                     6,586                    18,374
                                                                  ------------               ------------              ------------
Net cash provided by operating activities .........                 12,116,121                 10,062,381                 8,282,972
                                                                  ------------               ------------              ------------

Cash flows from investing activities:
     Short term investments acquired ..............                 (5,000,000)                      --                        --
                                                                    ----------

Cash flows from financing activities:
     Proceeds from stock options exercised ........                  2,487,472                    199,463                   118,011
     Cash dividends paid to stockholders ..........                 (4,236,947)                (4,542,123)               (4,557,814)
     Repurchase of common stock ...................                (13,080,321)               (11,440,936)                 (648,535)
     Proceeds from borrowings .....................                 14,211,472                 15,118,449                 7,608,491
     Loan principal payments ......................                 (6,500,000)                (9,411,764)              (10,882,353)
                                                                  ------------               ------------              ------------

Net cash used in
     financing activities ..........................                (7,118,324)               (10,076,911)               (8,362,200)
                                                                  ------------               ------------              ------------

Net (decrease) in cash ............................                     (2,203)                   (14,530)                  (79,228)

Cash at beginning of year .........................                     19,203                     33,733                   112,961
                                                                  ------------               ------------              ------------

Cash at end of year ...............................             $       17,000               $     19,203              $     33,733
                                                                ==============               ============              ============





                                  NYMAGIC, INC.
                  SCHEDULE V-VALUATION AND QUALIFYING ACCOUNTS

                                      YEARS ENDED DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------------------------------------
COLUMN A                          COLUMN B           COLUMN C            COLUMN D                 COLUMN E
--------------------------------------------------------------------------------------------------------------
DESCRIPTION                       Balance at                                                       Balance
                                  beginning                                                        close of
                                  of year            Additions          Deductions                 year
--------------------------------------------------------------------------------------------------------------
December 31, 1996:
   Allowance for
      doubtful accounts.....     $3,025,000         $2,155,271           ($355,271)               $4,825,000

December 31, 1995:
   Allowance for
     doubtful accounts.......     3,845,000          1,540,006          (2,360,006)                3,025,000








         NYMAGIC, INC.
         SCHEDULE VI - SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS.
         (In Thousands)
------------------------------------------------------------------------------------------------------------------------------------
                              RESERVE FOR                                      CLAIMS AND CLAIMS  AMORTIZATION
                     DEFERRED   UNPAID                                         EXPENSES INCURRED   OF DEFERRED
                      POLICY   CLAIMS              UNEARNED   NET       NET       RELATED TO          POLICY   PAID CLAIMS
AFFILIATION WITH ACQUISITION  AND CLAIMS           PREMIUM   EARNED  INVESTMENT CURRENT   PRIOR    ACQUISITION  AND CLAIMS PREMIUMS
REGISTRANT           COSTS     EXPENSES   DISCOUNT RESERVE  PREMIUMS   INCOME    YEAR     YEAR        COSTS     EXPENSES   WRITTEN
------------------------------------------------------------------------------------------------------------------------------------


DECEMBER 31, 1996     $10,904  $411,837     ----   $66,652   $ 97,036  $21,270  $71,731 ($12,753)     $18,828   $61,524   $90,513
CONSOLIDATED
      SUBSIDIARIES

DECEMBER 31, 1995      11,661   417,795     ----    79,569    103,461   21,659   75,618   (6,360)      21,018    51,719    97,817
CONSOLIDATED
      SUBSIDIARIES

DECEMBER 31, 1994      13,458   435,072     ----    91,416     79,255   18,854   64,061   (2,694)      14,260    57,356   100,907
CONSOLIDATED
      SUBSIDIARIES

                                  NYMAGIC, INC.
                                    FORM 10-K
                     For Fiscal Year Ended December 31, 1996


                                  Exhibit Index


      Exhibit                                               Document
      Number      Description                               In Sequence
      -------     -----------                               -----------


      3.1         Charter                                   Incorporated herein
                                                               by reference

      3.3         By-laws                                   Incorporated herein
                                                               by reference

      4.0         Specimen Certificate of Common Stock      Incorporated herein
                                                               by reference

      10.2        Restated Management Agreement dated as    Incorporated herein
                  of  January  1,  1986,  by and among         by reference
                  Mutual  Marine   Office,   Inc.  and
                  Arkwright-Boston       Manufacturers
                  Mutual  Insurance   Company,   Utica
                  Mutual  Insurance  Company,   Lumber
                  Mutual   Insurance   Company,    the
                  Registrant     and      Pennsylvania
                  National Mutual  Casualty  Insurance
                  Company

      10.2.2      Amendment to Restated Management          Incorporated herein
                   Agreement,  dated  as  of  December         by reference
                  30, 1988,  and among  Mutual  Marine
                  Office,  Inc. and  Arkwright  Mutual
                  Insurance   Company,   Utica  Mutual
                  Insurance  Company,   Lumber  Mutual
                  Insurance  Company,  the  Registrant
                  and  Pennsylvania   National  Mutual
                  Casualty Insurance Company

       10.2.3     Amendment to Restated Management          Incorporated herein
                   Agreement,  dated  as  of  December         by reference
                  31, 1990,  and among  Mutual  Marine
                  Office,  Inc. and  Arkwright  Mutual
                  Insurance   Company,   Utica  Mutual
                  Insurance  Company,  the  Registrant
                  and  Pennsylvania   National  Mutual
                  Casualty Insurance Company

      10.4        Restated Management Agreement dated       Incorporated herein
                   as of January 1, 1986, by and among         by reference
                  Mutual Inland Marine Office, Inc. and
                  Arkwright-Boston Manufacturers Mutual
                  Insurance Company, Utica Mutual Insurance
                  Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National
                  Mutual Casualty Insurance Company

      10.4.2      Amendment to Restated Management          Incorporated herein
                  Agreement, dated as of December 30, 1988,    by reference
                  and among Mutual Inland Marine Office,
                  Inc. and Arkwright Mutual Insurance
                  Company, Utica Mutual Insurance Company,
                  Lumber Mutual Insurance Company, the
                  Registrant and Pennsylvania National
                  Mutual Casualty Insurance Company

      10.4.3      Amendment to Restated Management          Incorporated herein
                  Agreement, dated as of December 31, 1990,    by reference
                  by and among Mutual Inland Marine Office,
                  Inc. and Arkwright Mutual Insurance
                  Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National
                  Mutual Casualty Insurance Company


      10.6        Restated Management Agreement dated       Incorporated herein
                  as of January 1, 1986, by and among          by reference
                  Mutual Marine Office of the Midwest, Inc.
                  and Arkwright-Boston Manufacturers Mutual
                  Insurance Company, Utica Mutual Insurance
                  Company, Lumber Mutual Insurance

      10.6.2      Amendment to Restated Management          Incorporated herein
                  Agreement dated as of December 30, 1988,    by reference
                  by and among Mutual Marine Office of the Midwest, Inc. and Arkwright Mutual
                  Insurance Company, Utica Mutual
                  Insurance Company, Lumber Mutual
                  Insurance Company, the Registrant
                  and Pennsylvania National Mutual
                  Casualty Insurance Company

      10.6.3      Amendment to Restated Management          Incorporated herein
                  Agreement  dated as of December 31, 1990,    by reference
                  by and among Mutual  Marine  Office of
                  the Midwest, Inc. and Arkwright Mutual
                  Insurance Company, Utica Mutual
                  Insurance  Company,  the Registrant and
                  Pennsylvania National Mutual Casualty
                  Insurance Company

       10.8       Restated Management Agreement             Incorporated herein
                  dated as of January 1, 1986, by and          by reference
                  among Pacific Mutual Marine Office,
                  Inc. and Arkwright-Boston Manufacturers
                  Mutual Insurance Company, Lumber Mutual
                  Insurance Company, Utica Mutual
                  Insurance Company, the Registrant and
                  Pennsylvania National Mutual Casualty
                  Insurance Company

      10.8.2      Amendment to Restated Management          Incorporated herein
                  Agreement dated as of December 30, 1988,     by reference
                  by and among Pacific Mutual Marine
                  Office, Inc. and Arkwright Mutual
                  Insurance Company, Lumber Mutual
                  Insurance Company, Utica Mutual Insurance
                  Company, the Registrant and Pennsylvania
                  National Mutual Casualty Insurance
                  Company.

      10.8.3      Amendment to Restated Management          Incorporated herein
                  Agreement dated as of December 31, 1990,     by reference
                  by and among Pacific Mutual Marine
                  Office, Inc. and Arkwright Mutual
                  Insurance Company, Utica Mutual Insurance
                  Company, the Registrant and Pennsylvania
                  National Mutual Casualty Insurance
                  Company

      21          Subsidiaries of the Registrant.           2

      23          Consent of KPMG Peat Marwick LLP.         3

      28          Schedule P as of December 31, 1996.       4

      27          Article 7 Financial Date Schedule         5