Form 10-Q
period 1997-03-31
NYMAGIC INC
filed 1997-05-15
CIK 847431

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended	                                      March 31, 1997

Commission file number                                   33-27665

                                                             NYMAGIC, INC.
(Exact name of registrant as specified in its charter)

                New York                                     13-3534162
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

                              330 Madison Avenue, New York, New York 10017 (Address of principal executive offices) (zip code)

                                                            (212)  551-0600
	(Registrant's telephone number, including area code)


	(Former name, former address and former fiscal years, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports requiredto be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes      X		No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On April 1, 1997 there were 10,143,052 shares of common stock, $1.00 par value outstanding.









NYMAGIC, INC.
INDEX



Part I.	FINANCIAL INFORMATION:	PAGE NO.

Consolidated Balance Sheets
March 31, 1997 and December 31, 1996	2

Consolidated Statements of Income
March 31, 1997 and March 31, 1996	3

Consolidated Statements of Cash Flows
March 31, 1997 and March 31, 1996	4

Notes to Consolidated Financial Statements	5

Management's Discussion And Analysis of Financial
Condition and Results of Operations	6

Part II.	OTHER INFORMATION	  9


















NYMAGIC, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	      March 31,         December 31,
	1997	1996
	ASSETS
Investments:
Fixed maturities available for sale,
at fair value (amortized cost
$346,739,545 and $341,130,292)	$346,091,639	$345,483,129
Equity securities at fair value (cost
$38,004,981 and $37,161,709)	44,557,289	45,348,736
Short-term investments	   18,242,004	   18,377,180
Total investments	 408,890,932	 409,209,045
Cash	203,798	701,086
Accrued investment income	5,551,428	5,960,197
Premiums and other receivables, net	35,771,753	43,285,450
Reinsurance receivables	191,936,830	197,988,073
Deferred policy acquisition costs	10,188,824	10,904,241
Prepaid reinsurance premiums	9,536,737	10,562,213
Deferred income taxes	13,659,645	11,131,603
Property, improvements and equipment, net	2,189,442	2,107,087
Other assets	      3,621,083	      3,345,826
Total assets	$681,550,472	$695,194,821

	LIABILITIES
Unpaid losses and loss adjustment expenses	$406,333,965	$411,836,981
Reserve for unearned premiums	61,238,085	66,651,933
Notes payable  	15,438,413	20,438,413
Other liabilities 	8,160,055	6,401,463
Dividends payable 	      1,014,305	    1,014,305
Total liabilities	  492,184,823	506,343,095

	SHAREHOLDERS' EQUITY
Common stock	 14,920,992	14,911,992
Paid-in capital	26,399,129	26,258,259
Unrealized appreciation
of investments (net of deferred income taxes)	3,837,859	8,150,910
Retained earnings	  175,946,253	  171,089,462
	221,104,233	220,410,623
Treasury stock, at cost,
4,777,940 and 4,768,940,shares	     (31,738,584)	    (31,558,897)

Total shareholders' equity	  189,356,649	  188,851,726
Total liabilities and shareholders' equity	$681,550,472	$695,194,821

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
 	  Three months ended
	                       March 31,
	1997	1996
Revenues:

Net premiums earned	$21,409,018	$22,974,399
Net investment income	5,376,297	5,377,174
Realized investment gains	2,010,278	1,509,676
Commission and other income	       91,810	         394,567

	Total revenues	  28,887,403	  30,255,816

Expenses:

Losses and loss adjustment expenses incurred	12,048,098	14,013,934
Policy acquisition expenses	4,665,386	4,116,457
General and administrative expenses	4,034,937	3,937,759
Interest expense	      258,127	     212,695

	Total expenses	 21,006,548	22,280,845

Income before income taxes	7,880,855	7,974,971
Income taxes:
Current	2,215,390	1,690,675
Deferred	     (205,631)	491,709
Total income taxes	 2,009,759	 2,182,384

Net income	$  5,871,096	$5,792,587

Net income per share	$            .58	$          .54

Weighted average shares of common stock outstanding	10,168,836	10,752,348

Dividends declared per share	$            .10	$           .10

The accompanying notes are an integral part of these consolidated financial statements.


NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three months ended
	                      March 31,
	1997	1996
Cash flows from operating activities:
Net income	$  5,871,096	$   5,792,587
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for deferred taxes	(205,631)	491,709
Realized investment gains	(2,010,278)	(1,509,676)
Net bond amortization	407,412	505,995
Depreciation	115,944	105,313

Changes in:
Premiums and other receivables	7,513,697	19,448,700
Reinsurance receivables	6,051,243	(8,074,593)
Accrued investment income	408,769	(269,144)
Deferred policy acquisition costs	715,417	94,605
Prepaid reinsurance premiums	1,025,476	1,840,371
Other assets	(275,257)	(256,161)
Unpaid losses and loss adjustment expenses	(5,503,016)	(3,404,384)
Reserve for unearned premiums	(5,413,848)	(6,391,729)
Other liabilities	   1,758,592	   (3,071,158)
Total adjustments	   4,588,520	      (490,152)

Net cash provided by operating activities	10,459,616	5,302,435

Cash flows from investing activities:
Fixed maturities acquired	(70,466,361)                   (80,271,609)
Equity securities acquired	(12,588,032)	(5,948,355)
Fixed maturities  matured	7,569,293	3,209,067
Fixed maturities  sold	56,738,192	47,388,582
Equity securities sold	13,926,382	6,094,817
Net sale of short-term investments	106,043	25,594,337
Acquisition of property, equipment
and improvements	    (198,299)	      (57,223)
Net cash used in investing activities	(4,912,782)	 (3,990,384)

Cash flows from financing activities:
Proceeds from stock options exercised	149,870	156,772
Cash dividends paid	(1,014,305)	    (1,069,181)
Net repurchase of common stock	(179,687)	(146,625)
Loan principal repayments	  (5,000,000)	  (1,250,000)
Net cash used in financing activities	(6,044,122)	(2,309,034)

Net decrease in cash	(497,288)	    (996,983)
Cash at beginning of period	                        701,086	     1,175,024
Cash at end of period	$      203,798	$      178,041

The accompanying notes are an integral part of these consolidated financial statements.


NYMAGIC, INC.

Notes to Consolidated financial Statements




1)	The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary for a fair presentation of results for such periods. Adjustments to financial statements consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's An

2) In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 specifies the computation, presentation and disclosure requirements of earnings per share(EPS) for companies with publicly owned common stock or potential common stock and supersedes the accounting requirements of APB Opinion No. 15, "Earnings Per Share." The Company's stock option plans are considered potential common stock under SFAS 128. SFAS 1

  	SFAS 128 is effective for financial statements for both interim and annual periods ending after December 31, 1997. Earlier application is not permitted. After adoption, all prior period EPS data reported shall be restated to conform with SFAS 128. The adoption of SFAS 128 by the Company is not expected to have a significant impact on the EPS data presented.




NYMAGIC, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Net premiums earned decreased 7% to $21,409,018 in the first quarter ended March 31, 1997 from $22,974,399 for the first quarter of 1996. The decrease in premiums earned resulted mainly from declines in the other liability and inland marine lines of business. Inland marine premium decreased 90% in 1997 which is consistent with the Company's plan to withdraw from writing property risks of the larger multilocation assureds. The other liability line decreased as a result of the soft casualty market which allocates ns intense. Although net aviation premiums written decreased approximately 29% mainly due to a softening of rates, net premiums earned increased 7%.

Premiums earned also benefited from the Company's increased pool participation in the Mutual Marine Office, Inc. ocean marine and aviation pool from 90% to 100% effective for policies incepting on or after January 1, 1997.

Losses and loss adjustment expenses incurred as a percentage of net premiums earned were 56.3% for the three months ended March 31, 1997 as compared to 61.0% for the first quarter of 1996. Favorable net loss experience in the Company's core ocean and aviation lines and improved net loss experience in the other liability line contributed to the overall decline in the loss ratio. The inland marine loss ratio in 1996 was beset by storm losses resulting from the severe weather occurring in the prior year.

Policy acquisition costs as a percentage of net premiums earned for the three months ended March 31, 1997 were 21.8% as compared with 17.9% for the same period of the prior year. The increase in the ratio reflects a decline in aviation gross premiums without a corresponding reduction in ceded premiums that had the effect of increasing the ratio.

Interest expense increased to $258,127 for the three months ended March 31, 1997 from $212,695 for the same period of the prior year as a result of an increase in loan principal outstanding.

Net investment income for the three months ended March 31, 1997 of $5,376,297 remained flat with the same period of 1996 as a result of a larger invested asset base offset by a decrease in investment yield in the Company's fixed maturity portfolio resulting from additional purchases of tax exempt securities.


General and administrative expenses increased by 2% in 1997 over the first quarter of 1996 primarily as a result of efforts to contain personnel and administrative costs.

Realized investment gains of $2,010,278 for the three months ended March 31, 1997 result mainly from the sale of appreciated equity securities.

The Company reported net income of $5,871,096 or $.58 per share for the three months ended March 31, 1997 as compared to net income of $5,792,587 or $.54 per share for the same period of 1996.

NYMAGIC, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS CONTINUED

The Company believes that short-term investments of $18,242,004 together with its available line of credit will enable the Company to meet its current cash requirements.

Premiums and other receivables, net decreased to $35,771,753 as of March 31, 1997. Improved cash flows at the MMO pool level and declines in premium writings contributed to the overall decline in receivables.

Unrealized appreciation of investments, net of deferred income taxes, at March 31, 1997 decreased to $3,837,859 from $8,150,910 at December 31, 1996.
Declines were recorded in both fixed maturities available for sale and equity securities primarily as a result of rising interest rates in 1997.

The Company adheres to investment guidelines as prescribed by the finance committee of the board of directors. Such guidelines were conservatively designed to provide the Company with adequate capital growth and sufficient liquidity to meet existing obligations. In addition, the guidelines provide for a portfolio of investment grade securities.

The Company repurchased 9,000 shares of common stock, pursuant to the Company's common stock repurchase plan, during the first quarter of 1997 at market prices ranging from $18.25 and $20.63.

Positive cash flow from operations enabled the Company to pay down its existing note payable by $5,000,000 in the first quarter of 1997.

In February 1997, the FASB issued SFAS 128 which specifies the computation, presentation and disclosure requirements of earnings per share(EPS) for companies with publicly owned common stock or potential common stock and supersedes the accounting requirements of APB Opinion No. 15, "Earnings Per Share." The Company's stock option plans are considered potential common stock under SFAS 128. SFAS 128 also requires the dual presentation of "basic EPS" and "diluted EPS."

SFAS 128 is effective for financial statements for both interim and annual periods ending after December 31, 1997. Earlier application is not permitted. After adoption, all prior period EPS data reported shall be restated to conform with SFAS 128. The adoption of SFAS 128 by the Company is not expected to have a significant impact on the EPS data presented.

The insurance pools participated in the issuance of umbrella casualty insurance for various Fortune 1,000 companies in the period from 1978 to 1983. Depending on the accident year, the insurance pools' maximum net retention per occurrence ranged from $250,000 to $500,000. The Company's effective pool participation on such risks varied from 11% in 1978 to 30% in 1983. At March 31, 1997 and December 31, 1996, the Company's net loss and loss adjustment expense reserves for Asbestos/Pollution policies for ea
imately 1,000 policies which had at least one claim relating to Asbestos/Pollution exposures with an insignificant number of claims filed or resolved in 1997. Net loss and loss adjustment expense payments on
Asbestos/Pollution    policies amounted to $73,000 and $127,000 for the three
months ended March 31, 1997 and March 31, 1996, respectively. The Company believes that the uncertainty surrounding Asbestos/Pollution
7

NYMAGIC, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS CONTINUED


exposures, including issues as to insureds' liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions, all affect the estimation of ultimate losses. Under such circumstances, it is difficult to determine the ultimate loss for Asbestos/Pollution related claims as of March 31, 1997. Given the uncertainty in this area, losses from Asbestos/Pollution related claims are likely to adversely impact d as of March 31, 1997. However, as of March 31, 1997, the Company believes that, in aggregate, the unpaid loss and loss adjustment expense reserves as of March 31, 1997, allow for an adequate provision and that the ultimate resolution of Asbestos/Pollution claims will not have a material impact on the Company's financial position.
























PART II - OTHER INFORMATION




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)	Exhibits
	None

(b)	Reports on Form 8-K
	There were no reports on Form 8-K filed for the three months ended March 31,
1997.





SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NYMAGIC, INC.
(Registrant)



Date:	May 13, 1997    		    /s/ Mark W. Blackman
		Mark W. Blackman
		(Chief Executive Officer)


		    /s/ Thomas J. Iacopelli
		Thomas J. Iacopelli
		(Chief Financial Officer)













4