Form 10-Q
period 1997-06-30
NYMAGIC INC
filed 1997-08-15
CIK 847431

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended	                                      June 30, 1997

Commission file number                                   33-27665

                                                           NYMAGIC, INC.
(Exact name of registrant as specified in its charter)

                     New York                                 13-3534162
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

              330 Madison Avenue, New York, New York  10017
	(Address of principal executive offices)  (zip code)

              (212)  551-0600
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

On July 1, 1997 there were 9,647,606 shares of common stock, $1.00 par value outstanding.



NYMAGIC, INC.
INDEX



Part I.	FINANCIAL INFORMATION:	PAGE NO.

Consolidated Balance Sheets
June 30, 1997 and December 31, 1996	2

Consolidated Statements of Income
June 30, 1997 and June 30, 1996	3

Consolidated Statements of Cash Flows
June 30, 1997 and June 30, 1996	5

Notes to Consolidated Financial Statements	6

Management's Discussion And Analysis of Financial
Condition and Results of Operations	7

Part II.	OTHER INFORMATION	11

NYMAGIC, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	      June 30,            December 31,
	1997	1996
	ASSETS
Investments:
Fixed maturities available for sale,
at fair value (amortized cost
$345,463,713 and $341,130,292)	$349,308,853	$345,483,129
Equity securities at fair value (cost
$40,503,679 and $37,161,709)	51,784,778	45,348,736
Short-term investments	   22,014,305	   18,377,180
Total investments	 423,107,936	 409,209,045
Cash	291,519	701,086
Accrued investment income	5,829,711	5,960,197
Premiums and other receivables, net	24,605,503	43,285,450
Reinsurance receivables	179,760,693	197,988,073
Deferred policy acquisition costs	8,831,743	10,904,241
Prepaid reinsurance premiums	8,160,438	10,562,213
Deferred income taxes	10,456,369	11,131,603
Property, improvements and equipment, net	2,451,514	2,107,087
Other assets	      4,991,232	      3,345,826
Total assets	$668,486,658	$695,194,821

	LIABILITIES & SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses	$393,325,294	$411,836,981
Reserve for unearned premiums	53,871,251	66,651,933
Notes payable	24,958,413	20,438,413
Other liabilities	4,832,045	6,401,463
Dividends payable	         964,761	    1,014,305
Total liabilities	  477,951,764	506,343,095

Common stock	 14,954,892	 14,911,992
Paid-in capital	26,925,728	26,258,259
Unrealized appreciation
of investments (net of deferred income taxes)	9,832,053	8,150,910
Retained earnings	  180,696,922	  171,089,462
	232,409,595	220,410,623
Treasury stock, at cost, 5,307,286 and
4,768,940 shares	     (41,874,701)	    (31,558,897)

Total shareholders' equity	  190,534,894	  188,851,726
Total liabilities and shareholders' equity	$668,486,658	$695,194,821

The accompanying notes are an integral part of these consolidated financial statements.



NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
 	  Six months ended
	                       June 30,
	1997	1996
Revenues:

Net premiums earned	$41,769,085	$49,558,082
Net investment income	10,680,660	10,511,488
Realized investment gains	3,523,370	2,039,696
Commission and other income	          165,240	        618,902

	Total revenues	  56,138,355	  62,728,168

Expenses:

Losses and loss adjustment expenses incurred	22,663,291	29,934,683
Policy acquisition expenses	9,140,748	9,919,182
General and administrative expenses	8,324,890	7,688,121
Interest expense	      599,823	     445,361

	Total expenses	 40,728,752	47,987,347

Income before income taxes	15,409,603	14,740,821
Income taxes:
Current	4,053,075	3,500,764
Deferred	    (229,998)	      282,750
Total income taxes	  3,823,077	   3,783,514

Net income	$ 11,586,526	$10,957,307

Net income per share	$           1.15	$         1.02

Weighted average shares of common stock outstanding	10,071,332	10,740,082

Dividends declared per share	 $             .20	$           .20

The accompanying notes are an integral part of these consolidated financial statements.


NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
	Three months ended
                     June 30,1997  1996
Revenues:

Net premiums earned	$20,360,067	$26,583,683
Net investment income	5,304,363	5,134,314
Realized investment gains	1,513,092	530,020
Commission and other income	         73,430	        224,335

	Total revenues	  27,250,952	  32,472,352

Expenses:

Losses and loss adjustment expenses incurred	10,615,193	15,920,749
Policy acquisition expenses	4,475,362	5,802,725
General and administrative expenses	4,289,953	3,750,362
Interest expense	      341,696	     232,666

	Total expenses	  19,722,204	25,706,502

Income before income taxes	    7,528,748	  6,765,850
Income taxes:
Current	1,837,685	1,810,089
Deferred (24,367)	   (208,959)
Total income taxes  1,813,318	  1,601,130


Net income	$  5,715,430	$5,164,720

Net income per share	$.57	 $ .48

Weighted average shares of common stock outstanding	9,979,113	10,734,183

Dividends declared per share	$            .10	$          .10

The accompanying notes are an integral part of these consolidated financial statements.


NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six months ended
	                      June 30,
	1997	1996
Cash flows from operating activities:
Net income	$ 11,586,526	$  10,957,307
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for deferred taxes	(229,998)	282,750
Realized investment gains	(3,523,370)	(2,039,696)
Net bond amortization	850,420	1,002,247
Depreciation	255,723	220,441

Changes in:
Premiums and other receivables	18,679,947	17,991,526
Reinsurance receivables	18,227,380	(2,877,141)
Accrued investment income	130,486	323,225
Deferred policy acquisition costs	2,072,498	1,089,107
Prepaid reinsurance premiums	2,401,775	4,974,196
Other assets	(1,645,406)	(5,177,444)
Unpaid losses and loss adjustment expenses	(18,511,687)	(2,716,132)
Reserve for unearned premiums	(12,780,682)	(14,438,932)
Other liabilities	    (1,569,418)	     4,689,332
Total adjustments	     4,357,668	     3,323,479

Net cash provided by operating activities	   15,944,194	   14,280,786

Cash flows from investing activities:
Fixed maturities acquired	(134,252,424)	(121,428,358)
Equity securities acquired	(23,986,060)	(17,740,939)
Fixed maturities matured	8,439,232	15,576,723
Fixed maturities sold	120,185,360	82,703,008
Equity securities sold	24,724,881	13,358,144
Net (purchase) sale of short-term investments	(3,750,555)	15,939,024
Acquisition of property, equipment
and improvements	     (600,150)	      (154,905)
Net cash used in investing activities	  (9,239,716)	 (11,747,303)

Cash flows from financing activities:
Proceeds from stock options exercised	710,369	555,586
Cash dividends paid	(2,028,610)	    (2,138,662)
Net repurchase of common stock	(10,315,804)	(4,223,869)
Proceeds from borrowings	9,520,000	5,000,000
Loan principal repayments	  (5,000,000)	  (2,500,000)
Net cash used in financing activities	  (7,114,045)	  (3,306,945)

Net decrease in cash	(409,567)	    (773,462)
Cash at beginning of period	        701,086	     1,175,024
Cash at end of period	$      291,519	$      401,562

The accompanying notes are an integral part of these consolidated financial statements.


NYMAGIC, INC.

Notes to Consolidated financial Statements




1)	The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary for a fair presentation of results for such periods. Adjustments to financial statements consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual
Report on Form 10-K for the year ended December 31, 1996.




NYMAGIC, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Net premiums earned were $20,360,067 in the second quarter ended June 30, 1997 or a decrease of approximately 23% when compared to the second quarter of 1996. For the six months ended June 30, 1997, net premiums earned decreased 16% when compared to the prior year's period. The decrease in premiums earned resulted mainly from declines in the inland marine, other liability and aviation lines of business. Inland marine premiums decreased by 80% in 1997 which is consistent with the Company's decision in the her liability line decreased by 36% in 1997 as a direct result of the soft casualty market which allowed for a decline in premium production. A softening of rates and the non-renewal of certain accounts accounted for a 46% decline in gross aviation premiums written which contributed to a 19% reduction in net aviation premiums earned. Ocean marine premiums fell approximately 5% as competition remains intense.

Losses and loss adjustment expenses incurred as a percentage of net premiums earned were 52.1% for the three months ended June 30, 1997 as compared to 59.9% for the second quarter of 1996. For the six months ended June 30, 1997, such ratio was 54.3% as compared to 60.4% for the same period of the prior year. Favorable net loss experience in the Company's core ocean and aviation lines and improved net loss experience in the other liability and inland lines contributed to the overall decline in the loss ratios.

Commission and other income for the six months ended June 30, 1997 was $165,240 as compared to $618,902 for the same period of 1996 and was $73,430 for the second quarter of 1997 as compared to $224,335 for the same period of the prior year. Commission income includes management and contingent commissions charged by Mutual Marine Office, Inc. for operating the insurance pools. As the Company increased its MMO pool participation in the ocean marine and aviation pool from 90% to 100% effective for policies incepting on or after January 1, 1997, management commission from non-affiliated members of the insurance pools declined.

Interest expense increased to $599,823 for the six months ended June 30, 1997 from $445,361 for the same period of the prior year as a result of an increase in loan principal outstanding.

Net investment income for the six months and quarter ended June 30, 1997 increased by 2% and 3%, respectively, from the same periods of 1996 as a result of a larger invested asset base offset slightly by a decrease in investment yield in the Company's fixed maturity portfolio resulting from additional purchases of tax-exempt securities.

NYMAGIC, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS CONTINUED


Policy acquisition costs as a percentage of net premiums earned for the six months ended June 30, 1997 were 21.9% as compared with 20.0% for the same period of the prior year. The same ratio was 22.0% and 21.8% for the three months ended June 30, 1997 and 1996, respectively. A decline in aviation gross premiums without a comparable reduction in aviation ceded premiums had the effect of increasing the ratios.

General and administrative expenses increased by 8% in 1997 over the first six months of 1996 primarily as a result of increased personnel and administrative costs to further strengthen support services.

Realized investment gains of $3,523,370 for the six months ended June 30, 1997 mainly resulted from the sale of appreciated equity securities.

The Company reported net income of $11,586,526 or $1.15 per share for the six months ended June 30, 1997 as compared to net income of $10,957,307 or $1.02 per share for the same period of 1996. Net income was $5,715,430 or $.57 per share for the three months ended June 30, 1997 as compared with $5,164,720 or $.48 per share for the same period of the prior year.

The Company believes that short-term investments of $22,014,305 together with its available line of credit will enable the Company to meet its current cash requirements.

The Company borrowed $9,520,000 in the second quarter of 1997 to repurchase approximately 500,000 shares of common stock, pursuant to the Company's common stock repurchase plan, at $19.00 per share. The Company repurchased an additional 38,346 shares during the first six months of 1997 at market prices ranging from $18.25 to $21.00.

Positive cash flow from operations enabled the Company to pay down its existing note payable by $5,000,000 in the first quarter of 1997.

Premiums and other receivables, net decreased to $24,605,503 as of June 30, 1997. Improved cash flows at the MMO pool level and declines in premium writings contributed to the overall decline in receivables.

Unrealized appreciation of investments, net of deferred income taxes, at June 30, 1997 increased to $9,832,053 from $8,150,910 at December 31, 1996.
Increases were recorded in equity securities as a result of the strong stock market in 1997.





NYMAGIC, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS CONTINUED


In February 1997, the FASB issued SFAS 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements of earnings per share (EPS) for companies with publicly owned common stock or potential common stock and supersedes the accounting requirements of APB Opinion No. 15, "Earnings Per Share." The Company's stock option plans are considered potential common stock under SFAS 128. SFAS 128 also requires the dual presentation of "basic EPS" and "diluted EPS."

SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS data reported shall be restated to conform with SFAS 128. The adoption of SFAS 128 by the Company is not expected to have a significant impact on the EPS data presented.

The FASB issued SFAS 130, "Reporting Comprehensive Income," in June 1997 which establishes standards for the reporting and presentation of comprehensive income and its components. Comprehensive income encompasses all changes in shareholders' equity, except those arising from transactions with owners, and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. SFAS 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company is currently evaluating the presentation alternatives permitted by the statement. The adoption of SFAS 130 is not expected to affect the Company's financial position or results of operations.

The FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," in June 1997 which establishes standards for the reporting of information relating to operating segments in annual financial statements, as well as disclosure of selected information in interim financial reports. Operating segments are defined as components of a company for which separate financial information is available and is used by management to allocate resources and assess performance . The statement supercedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise, " which requires reporting segment information by industry and geographic area. This statement is effective for year-end 1998 financial statements and interim financial information will be required beginning in 1999. The Company is currently evaluating the segment information disclosure pursuant to SFAS 131.




NYMAGIC, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS CONTINUED


The insurance pools participated in the issuance of umbrella casualty insurance for various Fortune 1,000 companies in the period from 1978 to 1983. Depending on the accident year, the insurance pools' maximum net retention per occurrence ranged from $250,000 to $500,000. The Company's effective pool participation on such risks varied from 11% in 1978 to 30% in 1983. At June 30, 1997 and December 31, 1996, the Company's net loss and loss adjustment expense reserves for Asbestos/Pollution policies amounted to $8.7 million and $8.5 million, respectively. As of June 30, 1997, the Company had approximately 500 policies which had at least one claim relating to Asbestos/Pollution exposures. In the first half of 1997, the Company effected a change in the methodology employed for tracking the attachment point of insureds' losses. As a result, the Company closed a significant number of claim files which collectively resulted in an amount which was immaterial to the financial statements. Net loss and loss adjustment expense payments on Asbestos/Pollution policies amounted to $190,000 for each of the six month periods ended June 30, 1997 and June 30, 1996, respectively. The Company believes that the uncertainty surrounding Asbestos/Pollution exposures, including issues as to insureds' liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions, all affect the estimation of ultimate losses. Under such circumstances, it is difficult to determine the ultimate loss for Asbestos/Pollution related claims. Given the uncertainty in this area, losses from Asbestos/Pollution related claims are likely to adversely impact the Company's results from operations in future years and may vary materially from such reserves reported as of June 30, 1997. However, the Company believes that, in aggregate, the unpaid loss and loss adjustment expense reserves as of June 30, 1997, allow for an adequate provision and that the ultimate resolution of Asbestos/Pollution claims will not have a material impact on the Company's financial position.


PART II - OTHER INFORMATION



ITEM 4 - Submission of Matters to a Vote of Security Holders


The Company held its Annual Meeting of Shareholders on May 13, 1997. The following matters were voted upon by the Company's shareholders:

(1)	Class I Directors.  The following were elected as Class I directors of the Board of Directors, each to hold office for the following three years:

	Mark W. Blackman
	Charles A. Mitchell
	William R. Scarbrough
	Richard T. Soper
	Louise B. Tollefson

	The following is a list of the other directors whose terms of office as directors continued after the meeting:

	John N. Blackman, Jr.
	Thomas J. Condon
	Jean H. Goulding
	James A. Lambert
	John Kean, Jr.
	Michael S. Shaffet
	William A. Thorne
	Sergio B. Tobia

(2)	Election of Independent Public Accountants.  KPMG Peat Marwick LLP were elected the Company's independent public accountants for the current fiscal year of the Company.

(3)	Declassification of the Board of Directors.  The proposal to declassify the Board of Directors so that all directors are elected to one year terms, instead of the current staggered three-year terms, was defeated by shareholders.












PART II - OTHER INFORMATION




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)	Exhibits
	None

(b)	Reports on Form 8-K
	There were no reports on Form 8-K filed for the three months ended June 30,
1997.


[EQUITIES]      51,785
[MORTGAGE]      0
[REAL-ESTATE]    0
[TOTAL-INVEST]  423,108
[CASH]   292
[RECOVER-REINSURE] 179,761
[DEFERRED-ACQUISITION]  8,832
[TOTAL-ASSETS]  668,487
[POLICY-LOSSES] 0
[UNEARNED-PREMIUMS] 53,871
[POLICY-OTHER]  406,334
[POLICY-HOLDER-FUNDS] 0
[NOTES-PAYABLE]  24,958
[PREFERRED-MANDATORY]  0
[PREFERRED] 0
[COMMON]    14,955
[OTHER-SE]    175,580
[TOTAL-LIABILITY-AND-EQUITY] 668,487
[PREMIUMS]  41,769
[INVESTMENT-INCOME]  10,681
[INVESTMENT-GAINS]  3,523
[OTHER-INCOME]  165
[BENEFITS]    22,663
[UNDERWRITING-AMORTIZATION]  9,141
[UNDERWRITING-OTHER]    8,925
[INCOME-PRETAX]      15,410
[INCOME-TAX]         3,823
[INCOME-CONTINUING]   11,586
[DISCONTINUED]    0
[EXTRAORDINARY]    0
[CHANGES]        0
[NET-INCOME]   11,586
[EPS-PRIMARY]    1.15
[EPS-DILUTED]    1.15
[RESERVE-OPEN]    0
[PROVISION-CURRENT]   0
[PROVISION-PRIOR]     0
[PAYMENTS-CURRENT]    0
[PAYMENTS-PRIOR]      0
[RESERVE-CLOSE]       0
<CUMULATIVE-REDUNDANCY>  0



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NYMAGIC, INC.
(Registrant)



Date:	    August 12, 1997    		    /s/ Mark W. Blackman
		Mark W. Blackman
		(Chief Executive Officer)


		    /s/ Thomas J. Iacopelli
		Thomas J. Iacopelli
		(Chief Financial Officer)













