Form 10-Q
period 1997-09-30
NYMAGIC INC
filed 1997-11-14
CIK 847431

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


     For Quarter Ended September 30, 1997

     Commission file number 33-27665

     NYMAGIC, INC. (Exact name of registrant as specified in its charter)

     New  York  13-3534162  (State  or  other   jurisdiction  of  (IRS  Employer
     incorporation or organization) Identification No.)

     330 Madison Avenue, New York, New York 10017
                            (Address of principal executive offices)  (zip code)

     (212) 551-0600 (Registrants telephone number, including area code)


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

          On October 1, 1997 there were 9,647,606 shares of common stock, $1.00 par value outstanding.




                                 NYMAGIC, INC.
                                     INDEX



          Part I. FINANCIAL INFORMATION: PAGE NO.

          Consolidated Balance Sheets September 30, 1997 and December 31, 1996 2

          Consolidated Statements of Income September 30, 1997 and September 30, 1996 3

          Consolidated Statements of Cash Flows September 30, 1997 and September 30, 1996 5

          Notes to Consolidated Financial Statements 6

          Managements Discussion And Analysis of Financial Condition and Results of Operations 7

          Part II. OTHER INFORMATION 11






                                          1

                                NYMAGIC, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

          September 30, December 31, 1997 1996 ASSETS Investments: Fixed maturities available for sale, at fair value (amortized cost $355,751,689 and $341,130,292) $362,695,920 $345,483,129 Equity securities at fair value
     (cost  $44,389,965  and  $37,161,709)   58,003,460   45,348,736  Short-term
     investments 15,409,389 18,377,180 Total investments 436,108,769 409,209,045
     Cash 379,448 701,086 Accrued investment income 5,288,898 5,960,197 Premiums and other receivables, net 20,128,767 43,285,450 Reinsurance receivables 193,559,176 197,988,073 Deferred policy acquisition costs 7,651,091
     10,904,241 Prepaid reinsurance premiums 8,925,892 10,562,213 Deferred income taxes 8,510,093 11,131,603 Property, improvements and equipment, net 2,438,966 2,107,087 Other assets 5,266,760 3,345,826 Total assets
     $688,257,860 $695,194,821

          LIABILITIES Unpaid losses and loss adjustment expenses $407,324,879 $411,836,981 Reserve for unearned premiums 49,580,944 66,651,933 Notes
     payable  23,708,413   20,438,413  Other  liabilities   6,211,033  6,401,463
     Dividends   payable  964,761   1,014,305  Total   liabilities   487,790,030
     506,343,095

          SHAREHOLDERS  EQUITY  Common  stock  14,969,792   14,911,992  Paid-in
     capital 27,180,142 26,258,259 Unrealized appreciation of investments (net of deferred income taxes) 13,362,520 8,150,910 Retained earnings 187,184,596 171,089,462 242,697,050 220,410,623 Treasury stock, at cost,
     5,322,186 and 4,768,940 shares (42,229,220) (31,558,897)

          Total shareholders equity 200,467,830 188,851,726 Total liabilities and shareholders equity $688,257,860 $695,194,821

          The accompanying notes are an integral part of these consolidated financial statements.

                                                         2



          NYMAGIC, INC. CONSOLIDATED STATEMENTS OF INCOME (unaudited) Nine months ended September 30, 1997 1996 Revenues:

          Net premiums  earned  $64,104,717  $73,973,258  Net investment  income
     15,979,351   15,982,959   Realized  investment  gains  7,756,085  2,623,115
     Commission and other income 1,026,648 1,417,838

          Total revenues 88,866,801 93,997,170

     Expenses:

          Net losses and loss adjustment expenses incurred 36,548,191 45,487,523 Policy acquisition expenses 13,098,879 15,021,954 General and administrative expenses 12,615,842 11,774,130 Interest expense 1,003,255 741,474

          Total expenses 63,266,167 73,025,081

          Income before income taxes 25,600,634 20,972,089 Income taxes: Current
     6,746,416   5,244,134  Deferred  (184,742)  (185,784)  Total  income  taxes
     6,561,674 5,058,350

          Net income $ 19,038,960 $15,913,739

          Net income per share $ 1.92 $ 1.50

          Weighted  average  shares  of  common  stock   outstanding   9,932,583
     10,608,104

          Dividends declared per share $ .30 $ .30

          ThE accompanying notes are an integral part of these consolidated financial statements.











                                                         3






          NYMAGIC, INC. CONSOLIDATED STATEMENTS OF INCOME (unaudited) Three months ended September 30, 1997 1996 Revenues: Net premiums earned $22,335,632 $24,415,176 Net investment income 5,298,691 5,471,471 Realized investment gains 4,232,715 583,419 Commission and other income 861,408 798,936 Total revenues 32,728,446 31,269,002 Expenses: Net losses and loss adjustment expenses incurred 13,884,900 15,552,840 Policy acquisition expenses 3,958,131 5,102,772 General and administrative expenses 4,290,952 4,086,009 Interest expense 403,432 296,113 Total expenses 22,537,415
     25,037,734  Income before income taxes  10,191,031  6,231,268 Income taxes:
     Current  2,693,341  1,743,370  Deferred 45,256 (468,534) Total income taxes
     2,738,597 1,274,836 Net income $ 7,452,434 $ 4,956,432 Net income per share
     $ .77 $ .48 Weighted average shares of common stock outstanding 9,665,921 10,419,725 Dividends declared per share $ .10 $ .10 The accompanying notes are an integral part of these consolidated financial statements. 4

          NYMAGIC, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) Nine months ended September 30, 1997 1996 Cash flows from operating activities:
     Net income $ 19,038,960$ 15,913,739 Adjustments to reconcile net income to net cash provided by operating activities: Provision for deferred taxes (184,742) (185,784) Realized investment gains (7,756,085) (2,623,115) Net bond amortization 1,356,858 1,434,448 Depreciation 409,131 337,819 Changes in: Premiums and other receivables, net 23,156,683 18,551,858 Reinsurance receivables 4,428,897 (21,857,307) Accrued investment income 671,299 308,348 Deferred policy acquisition costs 3,253,150 2,646,909 Other assets (1,920,934) 62,695 Prepaid reinsurance premiums 1,636,321 17,146,997 Unpaid losses and loss adjustment expenses (4,512,102) 6,828,196 Reserve for unearned premiums (17,070,989)(23,273,558) Other liabilities (190,430)
     (4,717,014) Total adjustments 3,277,057 (5,339,508) Net cash provided by operating activities 22,316,017 10,574,231 Cash flows from investing activities: Fixed maturities acquired (183,626,670)(164,173,362) Equity securities acquired (37,818,295)(27,085,562) Fixed maturities, matured 11,969,044 28,656,035 Fixed maturities, sold 155,774,645 119,234,369 Equity securities sold 38,366,994 22,788,587 Net sale of short-term investments 2,851,647 15,289,354 Acquisition of property, equipment and improvements (741,010) (236,737) Net cash used in investing activities (13,223,645) (5,527,316) Cash flows from financing activities: Proceeds from stock options exercised 979,683 2,432,036 Cash dividends paid (2,993,370)
     (3,198,262)  Net  repurchase  of  common  stock  (10,670,323)   (8,840,719)
     Proceeds from borrowings 9,520,000 10,000,000 Loan principal repayments (6,250,000) (6,500,000) Net cash used in financing activities (9,414,010)
     (6,106,945) Net decrease in cash (321,638) (1,060,030) Cash at beginning of period 701,086 1,175,024 Cash at end of period $ 379,448$ 114,994 The accompanying notes are an integral part of these consolidated financial statements.

                                                NYMAGIC, INC.

                                 Notes to Consolidated financial Statements




          1) The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary for a fair presentation of results for such periods. Adjustments to financial statements consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Companys Annual Report on Form 10-K for the year ended December 31, 1996.

                                  NYMAGIC, INC.
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

          Net premiums earned were $22,335,632 for the three months ended September 30, 1997 or a decrease of approximately 9% when compared to the third quarter of 1996. For the nine months ended September 30, 1997, net premiums earned decreased 13% when compared to the prior year. The decrease in premiums earned for the nine months in 1997 occurred in all lines of business. Inland marine premiums decreased by 77% in 1997 which is consistent with the Companys decision in the prior year to withdraw from writing property risks of the larger assureds with multiple locations. The other liability line decreased by 33% in 1997 as a direct result of the soft casualty market which allowed for a decline in premium production. A softening of rates accounted for an overall 19% reduction in gross aviation premiums written in 1997, however, additional accounts were written in the third quarter of 1997 that contributed to both a 53% increase in gross aviation premiums written and a 7% increase in net earned premiums during the quarter. Ocean marine premiums fell approximately 9% in 1997 due to rate reductions as competition remains intense.

          Losses and loss adjustment expenses incurred as a percentage of net premiums earned were 62.2% for the three months ended September 30, 1997 as compared to 63.7% for the third quarter of 1996. For the nine months ended September 30, 1997, such ratio was 57.0% as compared to 61.5% for the same period of the prior year. Improved net loss experience in the other liability and inland lines accounted for the overall decline in the loss ratios. An increase in the frequency of losses in the aviation line and an increase in severity losses in the ocean marine line contributed to higher loss ratios in these lines in the current year.

          Commission and other income for the nine months ended September 30, 1997 was $1,026,648 as compared to $1,417,838 for the same period of 1996 and was $861,408 for the third quarter of 1997 as compared to $798,936 for the same period of the prior year. Commission income includes management and contingent commissions charged by Mutual Marine Office, Inc. for operating the insurance pools. As the Company increased its MMO pool participation in the ocean marine and aviation pools from 90% to 100%, effective for policies incepting on or after January 1, 1997, management commission from non-affiliated members of the insurance pools declined proportionately. The third quarter of 1997 included larger reinsurance profit commissions from the aviation line of business.

          Interest expense increased to $1,003,255 for the nine months ended September 30, 1997 from $741,474 for the same period of the prior year primarily as a result of an increase in loan principal outstanding.

          Net investment income for the nine months ended September 30, 1997 was flat with the prior year. Net investment income for the three months ended September 30, 1997 decreased by 3% from the same period of 1996. A larger invested asset base was offset by a decrease in investment yield in the
     Companys  fixed  maturity   portfolio,   which  resulted  from  additional
     purchases of tax-exempt securities.

                                 NYMAGIC, INC.
          MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS CONTINUED

          Policy acquisition expenses as a percentage of net premiums earned for the nine months ended September 30, 1997 were 20.4% as compared with 20.3% for the same period of the prior year. This ratio was 17.7% and 20.9% for the three months ended September 30, 1997 and 1996, respectively. Although the year to date ratio is comparable to the prior year, the current quarter decline reflects the benefit of lower reinsurance costs in the aviation line of business.

          General and administrative expenses increased by 7% in 1997 over the first nine months of 1996 primarily as a result of increased personnel and administrative costs to further strengthen support services.

          Realized investment gains of $7,756,085 for the nine months ended September 30, 1997 mainly resulted from the sale of appreciated equity securities.

          The Company reported net income of $19,038,960 or $1.92 per share for the nine months ended September 30, 1997 as compared to net income of $15,913,739 or $1.50 per share for the same period of 1996. Net income was $7,452,434 or $.77 per share for the three months ended September 30, 1997 as compared with $4,956,432 or $.48 per share for the same period of the prior year.

          The Company believes that short-term investments of $15,409,389 together with its available line of credit will enable the Company to meet its current cash requirements.

          The Company borrowed $9,520,000 in the second quarter of 1997 to repurchase approximately 500,000 shares of common stock, pursuant to the Companys common stock repurchase plan, at $19.00 per share. The Company repurchased an additional 53,246 shares during the first nine months of 1997 at market prices ranging from $18.25 to $24.75.

          Increases in cash flow from operations enabled the Company to pay down its existing note payable by $6,250,000 during 1997.

          Premiums and other receivables, net decreased to $20,128,767 as of September 30, 1997. Improved cash flows at the MMO pool level and a 15% reduction in net premium writings contributed to the overall decline in receivables.

          Unrealized appreciation of investments, net of deferred income taxes, at September 30, 1997 increased to $13,362,520 from $8,150,910 at December 31, 1996. Increases were recorded in both fixed maturities and equity securities as a result of both the strong bond and stock markets in 1997.

                                  NYMAGIC, INC.
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS CONTINUED


          In February 1997, the FASB issued SFAS 128, Earnings Per Share which specifies the computation, presentation and disclosure requirements of earnings per share (EPS) for companies with publicly owned common stock or potential common stock and supersedes the accounting requirements of APB Opinion No. 15, Earnings Per Share." The Companys stock options are considered potential common stock under SFAS 128. SFAS 128 also requires the dual presentation of basic EPS and diluted EPS.

          SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS data reported shall be restated to conform with SFAS 128. Based upon preliminary calculations, the adoption of SFAS 128 by the Company is not expected to have a significant impact on the EPS data presented.

          The FASB issued SFAS 130, Reporting Comprehensive Income, in June 1997 which establishes standards for the reporting and presentation of comprehensive income and its components. Comprehensive income encompasses all changes in shareholders equity, except those arising from transactions with owners, and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. SFAS 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company is currently evaluating the presentation alternatives permitted by the statement. The adoption of SFAS 130 is not expected to affect the Companys financial position or results of operations.

          The FASB issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information, in June 1997 which establishes standards for the reporting of information relating to operating segments in annual financial statements, as well as disclosure of selected information in interim financial reports. Operating segments are defined as components of a company for which separate financial information is available and is used by management to allocate resources and assess performance. The statement supersedes SFAS 14, Financial Reporting for Segments of a Business Enterprise, which requires reporting segment information by industry and geographic area. This statement is effective for year-end 1998 financial statements and interim financial information will be required beginning in 1999. The Company is currently evaluating the segment information disclosure pursuant to SFAS 131.

                                  NYMAGIC, INC.
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS CONTINUED

     The insurance pools participated in the issuance of umbrella casualty insurance for various Fortune 1,000 companies in the period from 1978 to 1983. Depending on the accident year, the insurance pools maximum net retention per occurrence ranged from $250,000 to $500,000. The Companys effective pool participation on such risks varied from 11% in 1978 to 30% in 1983. At September 30, 1997 and December 31, 1996, the Companys net loss and loss adjustment expense reserves for Asbestos/Pollution policies amounted to $8.6 million and $8.5 million, respectively. As of September 30, 1997, the Company had approximately 430 policies which had at least one claim relating to Asbestos/Pollution exposures. In 1997, the Company effected a change in the methodology employed for tracking the attachment point of insureds losses. As a result, the Company closed a significant number of claim files which, collectively, resulted in an amount which was immaterial to the financial statements. Net loss and loss adjustment expense payments on Asbestos/Pollution policies amounted to $440,000 and $665,000 for the nine months ended September 30, 1997 and September 30, 1996, respectively. The Company believes that the uncertainty surrounding Asbestos/Pollution exposures, including issues as to insureds liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions, all affect the estimation of ultimate losses. Under such circumstances, it is difficult to determine the ultimate loss for
Asbestos/Pollution related claims as of September 30, 1997. Given the uncertainty in this area, losses from Asbestos/Pollution related claims are likely to adversely impact the Companys results from operations in future years and may vary materially from such reserves reported as of September 30, 1997. However, the Company believes that, in aggregate, the unpaid loss and loss adjustment expense reserves, as of September 30, 1997, allow for an adequate provision and that the ultimate resolution of Asbestos/Pollution claims will not have a material impact on the Companys financial position.

                                            PART II - OTHER INFORMATION




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)    Exhibits
       None

          (b) Reports on Form 8-K There were no reports on Form 8-K filed for the three months ended September 30, 1997.





                                                     SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                NYMAGIC, INC.
                                                (Registrant)



     Date:  November  12,  1997
/s/ Mark W.  Blackman
 Mark W.  Blackman  (ChiefExecutive  Officer)
/s/ Thomas J. Iacopelli Thomas J. Iacopelli (Chief Financial
Officer)