Form 10-K
period 1997-12-31
NYMAGIC INC
filed 1998-03-31
CIK 847431

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 1O-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant, as of March 1, 1998, was approximately $113,652,570.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 1998, was 9,676,806 shares of common stock, $1.00 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

     Other:

     Mutual Marine Office, Inc. - ("MMO")
     Pacific Mutual Marine Office, Inc. - ("PMMO")
     Mutual Marine Office of the Midwest, Inc. - ("Midwest")
     MMO Underwriting Agency, Ltd.
     MMO UK, Ltd.
     MMO EU, Ltd.

     all of which are collectively referred to hereinafter as the "Company."

     NYMAGIC, through its subsidiaries, specializes in underwriting ocean marine, inland marine, aviation and other liability insurance through insurance pools managed by MMO, PMMO, and Midwest ("MMO and affiliates") since 1964. MMO and affiliates were acquired by NYMAGIC in January 1991. In addition to managing the insurance pools, NYMAGIC participates in the risks underwritten for the pools through two insurance company subsidiaries, New York Marine and Gotham. All premiums, losses and expenses are prorated among pool members in accordance with their pool participation percentages. Effective January 1, 1994, the Company increased to 81.47% its participation in the ocean marine, inland marine and aviation business produced by the pools. Effective April 1, 1994, the Company increased to 90.00% its participation in the inland marine business produced by the pools and effective July 1, 1994, the Company increased to 90.00% its participation in the ocean marine and aviation business produced by the pools and to 100% its participation in the other liability and inland marine business produced by the pools. Effective January 1, 1997, the Company increased to 100% its participation in the ocean marine and aviation business produced by the pools. Substantially all of the Company's premiums for the last three years have resulted from participation in the insurance pools managed by MMO and affiliates.

     On December 31, 1997, the Company acquired ownership of Highgate Managing Agencies, Ltd. which subsequently changed its name to MMO Underwriting Agency, Ltd. MMO Underwriting Agency Ltd. is a Lloyd's managing agency which will commence underwriting in 1998 for the company's wholly owned subsidiary MMO UK, Ltd. which is a Lloyd's corporate capital vehicle providing 100% of the capital for Syndicate 1265.

     The Company has approximately 115 employees of whom 19 are underwriters.

     This report contains certain forward-looking statements concerning the Company's operations, economic performance and financial condition, including, in particular the likelihood of the Company's success in developing and expanding its business. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company's results.

Such statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings, cash flows, plans for future operations, common stockholders' equity, investments, capital plans, dividends, plans relating to products or services of and estimates concerning the effects of litigation or other disputes, as well as assumptions of any of the foregoing and are generally expressed with words such as "believes," "estimates", "expects," "anticipates," "plans," "projects," "forecasts," "goals", "could have," "may have" and similar expressions.

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

     Effective January 1, 1997, the Company increased to 100% its participation in the ocean marine and aviation business produced by the pools, following the assumption of Arkwright's pool share and Arkwright's withdrawal from the the pools. In the case of Arkwright Mutual, all loss reserves, including IBNR and unearned premium reserves, incurred on policies effective prior to its withdrawal from the pools, remain as obligations of Arkwright Mutual.

     The Company is not aware of any uncertainties with respect to any possible defaults by either Arkwright or Utica Mutual with respect to their pool obligations which might impact liquidity or results of operations.

     The pool managed by MMO, the largest when measured by premiums written, was formed in 1964. The pools managed by PMMO and Midwest were formed in 1975 and 1980, respectively. Effective January 1, 1997, each pool is composed of the following members:

                                                                Inland Marine,
                                           Ocean Marine,        Other Liability
Pool Member                               Aviation Pools            Pools
-----------                               --------------        ---------------
New York Marine And General
  Insurance Company                          100.00%                100%

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

Investment Policy

     The Company follows an investment policy which is reviewed quarterly and revised periodically. For the years ended December 31, 1997 and 1996, the yield on the Company's investment portfolio (computed on the basis of average monthly cost of investment and statutory investment income) was 5.7% and 5.8%, respectively. At December 31, 1997, the weighted average maturity of fixed maturity investments was 6.3 years.

     The investment policy for New York Marine as of December 31, 1997, was as follows:

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

     As of December 31, 1997, New York Marine's invested assets were invested as follows:

     Bonds Rated A or better                             $288,087
     Bonds Rated below A                                      -0-
     Equities                                            $ 45,879

     As of December 31, 1997, Gotham's invested assets were invested as follows:

     Bonds Rated A or better                             $ 73,163
     Bonds Rated below A                                      -0-
     Equities                                            $ 13,380

Lines of Insurance

     The Company writes ocean marine, inland marine, aircraft and non-marine liability lines of insurance. Ocean marine insurance covers a broad range of classes, including marine hull, primary and excess marine liabilities, drilling rig, marine cargo, war risks and assumed reinsurance. Inland marine insurance includes, among other things, differences in condition ("DIC"), excess property packages, miscellaneous property insurance and assumed reinsurance. DIC insurance covers those perils not included with a fire and extended coverage policy, including burglary, collapse, flood, volcano and earthquake. In 1995, a decision was made to reduce the Company's exposure to natural catastrophes through the inland marine line. This resulted in a reduction in the gross and net inland marine premiums written in subsequent years. Aircraft insurance includes hull and engine insurance as well as liability insurance. Non-marine liability insurance includes, among other things, umbrella (excess casualty) insurance, and excess and surplus line risks written primarily through Gotham.

     The following tables set forth the pools' gross and net written premiums. Insurance premiums written on a calendar year basis may be attributable to various policy years. Thus, some of the 1997 premium written may arise from policies incepting in 1996 and prior when the Company had a different participation in the pools. Therefore, the Company's gross and net written premiums cannot be obtained by multiplying the amounts below by the Company's percentage participation in each year. However, the tables below do reflect the size and mix of business produced by the Managers for the years so indicated.

Gross Premium Written by
  Line of Business                        Year Ended December 31,
-------------------------   ----------------------------------------------------------
                                1997               1996                 1995
                                ----               ----                 ----
                                               (In thousands)
Ocean marine ..              $  72,995     59%   $  87,519     56%    $  93,892    50%
Inland marine .                  1,117      1%       1,651      1%       14,380     8%
Aircraft ......                 45,853     37%      61,067     39%       70,707    38%
Other liability                  3,897      3%       5,309      4%        7,111     4%
Other .........                    207     --          358     --           290    --
                             ---------  -----    ---------   ----     ---------  ----
Total .........              $ 124,069    100%   $ 155,904    100%    $ 186,380   100%

Net Premium Written by
    Line of Business                      Year Ended December 31,
-------------------------   ----------------------------------------------------------
                                1997               1996                 1995
                                ----               ----                 ----
                                               (In thousands)
Ocean marine ..              $  49,666     79%   $  58,771     59%    $  55,749    52%
Inland marine .                   (217)    --       (2,087)    (2%)       1,227     1%
Aircraft ......                  9,568     15%      37,682     38%       42,339    40%
Other liability                  3,864      6%       5,325      5%        6,954     7%
Other .........                    207     --          374     --           290    --
                             ---------  -----    ---------   ----     ---------  ----
Total .........              $  63,088    100%   $ 100,065    100%    $ 106,559   100%

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

     The Company, through the pools, attempts to limit its exposure from losses on any one occurrence through the use of various excess of loss, quota share and facultative reinsurance arrangements and to minimize the risk of default by a reinsurer by reinsuring risks with many different reinsurers. The Company utilizes many separate reinsurance treaties each year with a range of 8 to 20 reinsurers participating on each treaty. Many reinsurers participate on multiple treaties. The Company utilizes quota share reinsurance treaties in which the reinsurers participate on a set proportional basis in both the premiums and losses. Additionally, the Company utilizes excess of loss reinsurance treaties in which the reinsurers, in exchange for a minimum premium, subject to upward adjustment based upon premium volume, agree to pay for that part of each loss in excess of an agreed upon amount. The Company's retention of exposure, net of these treaties, varies between its different classes of business and from year to year, depending on several factors including the pricing environment on both the direct and ceded book of business and the availability of reinsurance. In general, reinsurance is obtained for each line of business when necessary to reduce the Company's exposure to a maximum of $2 million for any one insured on any one occurrence. The Company can and does, from time to time, carry a maximum exposure in excess of $2 million for any one insured on any one occurrence. Such instances, when they occur, generally reflect a business decision regarding the cost of further reductions in the Company's exposure and/or the availability of reinsurance.

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

     The Company reinsures risks with several domestic and foreign reinsurers as well as syndicates including Lloyd's of London ("Lloyd's"). The Company's largest reinsurers as of December 31, 1997, were Arkwright, Lloyd's and Utica Mutual, with aggregate net recoverables of $38 million, $15 million and $14 million, respectively. The 1997 A.M. Best ratings for Arkwright and Utica Mutual are A+ and A, respectively. Lloyd's of London maintains a trust fund which was established for the benefit of all United States ceding companies. In 1995, as part of a reconstruction process, the trust fund was expanded to include certain obligations on a gross basis. In 1996, Equitas was formed to handle the run-off of years 1992 and prior for Lloyd's. For the three most recent years for which Lloyd's has reported results, 1994, 1993 and 1992, Lloyd's reported gains for 1994 and 1993 of 1.75 billion pounds and 2.25 billion pounds, respectively, and losses of 1.02 billion pounds for 1992. The Company has not experienced difficulties in collecting amounts due from Lloyd's and the timing of cash receipts has not materially affected the Company's liquidity. However, given the uncertainty surrounding the sufficiency of assets in Equitas to meet its ultimate obligations, there is a reasonable possibility that the Company's collection efforts relating to its Lloyd's recoverables might be adversely affected in the future. At December 31, 1997, the Company's net exposure to reinsurers, other than Arkwright, Lloyd's and Utica Mutual, was approximately $94 million, including amounts recoverable for paid losses, outstanding losses, IBNR and unearned premium reserves. This amount is recoverable collectively from approximately 800 reinsurers or syndicates, no single one of which was liable to the Company for an unsecured amount in excess of approximately $3.0 million.

Operating Ratios

     Premium to Surplus Ratio. The following table shows, for the periods indicated, the Company's consolidated statutory ratios of net premiums written (gross premiums less premiums ceded) to policyholders' surplus:

                                           Year Ended December 31,
                            ----------------------------------------------------
                              1997       1996      1995       1994       1993
                           --------   --------   --------   --------   --------
                                         (Dollars in thousands)

Net premiums written ....   $ 62,221   $ 90,513   $ 97,817   $100,907   $ 79,034
Policyholders' surplus...    181,844    160,929    148,785    133,813    131,375
                            --------   --------   --------   --------   --------
Ratio ...................   .34 to 1   .56 to 1   .66 to 1   .75 to 1   .60 to 1

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

                                   Year Ended December 31,
                           ----------------------------------------
                            1997     1996     1995     1994   1993
                           ------   ------   ------   ------  -----
Loss Ratio ...........      58.7%    62.6%    69.0%    80.2%   80.3%
Expense Ratio ........      31.7%    31.9%    30.3%    28.5%   26.6%
                           ------   ------   ------   ------  -----
Combined Ratio .......      90.4%    94.5%    99.3%   108.7%  106.9%

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

     The Company's consolidated loss ratios, expense ratios and combined ratios, on a GAAP basis, are shown in the following table:

                                   Year Ended December 31,
                           ----------------------------------------
                           1997      1996     1995     1994    1993
                           ------   ------   ------   ------  -----
Loss Ratio ...........      58.0%    61.2%    67.4%    78.1%   77.8%
Expense Ratio ........      31.5%    32.3%    31.9%    34.4%   28.2%
                           ------   ------   ------   ------  -----
Combined Ratio .......      89.5%    93.5%    99.3%   112.5%  106.0%

     The ratios set forth above have been calculated on a GAAP basis which reflect the operating results of NYMAGIC's two insurance company subsidiaries, New York Marine and Gotham.

     The GAAP loss ratio differs from the statutory loss ratio mainly as a result of accruals for salvage and subrogation in year 1993, amortization of the deferred income in connection with the assumption of loss reserves from Pennsylvania National and Lumber Mutual, and, in 1993 and subsequent, an accrual on a statutory basis for unallocated loss adjustment expenses which are based on management commissions charged by the pool and, therefore, eliminated on a GAAP consolidated basis. The GAAP expense ratio differs from the statutory expense ratio primarily as a result of amortization of deferred policy acquisition costs for GAAP and receivable write-offs which are reflected in income for GAAP.

Reserves

     The applicable insurance laws under which the Company operates require that reserves be maintained for the payment of losses and loss adjustment expenses with respect to both reported and IBNR claims under its insurance policies. IBNR claims are those losses, based upon historical experience and other relevant data, that the Company estimates will be reported or ultimately develop on risks undertaken by the Company. The Company maintains a conservative policy in establishing reserves, especially in the year the policy is written. Case loss reserves are determined by evaluating reported claims on the basis of the type of loss involved, knowledge of the circumstances surrounding the claim, and the policy provisions relating to the type of loss. IBNR claims are estimated on the basis of statistical information with respect to the probable number and nature of claims arising from occurrences which have not yet been reported. The establishment of reserves acts to reduce income while the downward adjustment or reduction of reserves increases income.

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

     The insurance pools participated in the issuance of umbrella casualty insurance for various Fortune 1000 companies in the period from 1978 to 1983. Depending on the accident year, the insurance pools' maximum retention per occurrence ranged from $250,000 to $500,000. The Company's effective pool participation on such risks varied from 11% in 1978 to 30% in 1983. At December 31, 1997 and 1996, the Company's gross, ceded and net loss and loss adjustment expense reserves for Asbestos/Pollution policies amounted to $25.0 million, $16.0 million and $9.0 million, and $23.5 million, $15.0 million and $8.5 million, respectively. As of December 31, 1997, the Company had approximately 430 policies which had at least one claim relating to Asbestos/Pollution exposures. The Company believes that the uncertainty surrounding Asbestos/Pollution exposures, including issues as to insureds' liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions, all affect the estimation of ultimate losses. Under such circumstances, it is difficult to determine the ultimate loss for Asbestos/Pollution related claims. Given the uncertainty in this area, losses from Asbestos/Pollution related claims are likely to adversely impact the Company's results from operations in future years and may vary materially from such reserves reported as of December 31, 1997. However, the Company believes that, in aggregate, the unpaid loss and loss adjustment expense reserves as of December 31, 1997, allow for an adequate provision and that the ultimate resolution of the Asbestos/Pollution claims will not have a material impact on the Company's financial position.

         The following table sets forth NYMAGIC's net case reserve experience for Asbestos/Pollution policies for each of the past three years:

                                                   1997        1996       1995
                                                          (In Thousands)
                                                  ------------------------------
Asbestos
--------
Case Reserves at beginning of period              $ 1,103    $ 1,307    $ 1,367
Incurred loss and loss adjustment expenses             52       (186)         7
Payments                                              (88)       (18)       (67)
                                                  -------    -------    -------
Case Reserves at end of period                    $ 1,067    $ 1,103    $ 1,307
                                                  =======    =======    =======

                                                   1997       1996       1995
                                                         (In Thousands)
                                                  ------------------------------
Pollution
---------
Case Reserves at beginning of period              $ 2,323    $ 2,141    $ 1,977
Incurred loss and loss adjustment expenses           (486)       975        642
Payments                                             (420)      (793)      (478)
                                                  -------    -------    -------
Case Reserves at end of period                    $ 1,417    $ 2,323    $ 2,141
                                                  =======    =======    =======

The following table sets forth NYMAGIC's net loss and loss adjustment expense experience for Asbestos/Pollution policies for each of the past three years.

                                                   1997       1996        1995
                                                         (In Thousands)
                                                  ------------------------------
Asbestos/Pollution
------------------
Unpaid loss and loss adjustment expenses
 (Including IBNR) at beginning of period          $ 8,500    $ 7,041    $ 6,150
Incurred loss and loss adjustment expenses          1,037      2,270      1,436
Payments                                             (508)      (811)      (545)
                                                  -------    -------    -------
Unpaid loss and loss adjustment expenses
 (Including IBNR) at end of period                $ 9,029    $ 8,500    $ 7,041
                                                  =======    =======    =======

The   loss   and   loss   adjustment   payments   related   to   the   Company's
Asbestos/Pollution exposures have not been material in relation to the Company's total loss and loss adjustment expense payments as shown in the table below:

                                                      1997      1996      1995
                                                           (In Thousands)
                                                     --------------------------

Total loss and loss adjustment expense
 payments for the year ended December 31,            $55,483   $61,524   $51,719
Asbestos/Pollution loss and loss adjustment
  expense payments for the year ended December 31,       508       811       545

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

     The second section sets forth the re-estimates in later years of incurred losses, including payments, as a percentage of the estimate for the years indicated. The cumulative redundancy represents as of December 31, 1997, the aggregate change in the estimates over all prior years. The redundancies have been reflected in income over the periods shown.

     The Company makes no specific provision for inflation in connection with reserve estimates, but does each year consider the adjustment of outstanding case reserves and current inflationary indices in determining the adequacy of the overall loss reserve. The Company monitors historical loss payments to determine the sufficiency of this provision.

     The following table provides a reconciliation of the consolidated liability for losses and loss adjustment expenses at the beginning and end of 1997, 1996 and 1995:

                                                                                           Year ended December 31,
                                                                             -----------------------------------------------------
                                                                               1997                  1996                  1995
                                                                             ---------             ---------             ---------
                                                                                                (In Thousands)
Net liability for losses and loss adjustment
  expenses at beginning of year ..................................            $ 227,370             $ 229,916             $ 212,377
                                                                              ---------             ---------             ---------
Provision for losses and loss adjustment
  expenses occurring in current year .............................               72,322                71,731                75,618
Decrease in estimated losses and loss
  adjustment expenses for claims occurring
  in prior years (1) .............................................              (21,874)              (12,753)               (6,360)
Deferred income-loss portfolio
  assumption(2) ..................................................                  320                   381                   458
                                                                              ---------             ---------             ---------
Total losses and loss adjustment expenses
  incurred .......................................................               50,768                59,359                69,716
                                                                              ---------             ---------             ---------
Less:
Losses and loss adjustment expense payments
  for claims occurring during:
      current year ...............................................               17,029                15,012                10,043
      prior years ................................................               38,454                46,512                41,676
                                                                              ---------             ---------             ---------
                                                                                 55,483                61,524                51,719
Plus:
Deferred income-loss portfolio assumption(2) .....................                 (320)                 (381)                 (458)
                                                                              ---------             ---------             ---------
Net liability for losses and loss adjustment
  expenses at year end ...........................................              222,335               227,370               229,916
                                                                              ---------             ---------             ---------
Ceded unpaid losses and loss adjustment
  expenses .......................................................              166,067               184,467               187,879
                                                                              ---------             ---------             ---------
Gross unpaid losses and loss adjustment
  expenses at year end ...........................................            $ 388,402             $ 411,837             $ 417,795
                                                                              =========             =========             =========

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

     The following table sets forth the reconciliation of the consolidated net liability for losses and loss adjustment expenses based on statutory accounting principles and based on generally accepted accounting principles as of December 31, 1997, 1996 and 1995:

                                                                                                   Year ended December 31,
                                                                                              --------------------------------------
                                                                                                1997          1996           1995
                                                                                              ---------     ---------      ---------
                                                                                                      (In Thousands)
Liability for losses and loss adjustment expenses
  reported based on statutory accounting principles .....................................     $ 217,016     $ 222,953      $ 225,260
Liability for losses and loss adjustment expenses assumed
  from Lumber Mutual and Pennsylvania National ..........................................         4,469         4,508          4,615
(excludes $5,580, $6,653 and $8,173 at
  December 31, 1997, 1996 and 1995, accounted for in the statutory liability for losses and loss adjustment expenses.)
Other, net ..............................................................................           850           (91)            41
                                                                                              ---------     ---------      ---------
Net liability for losses and loss adjustment expenses reported
  based on generally accepted accounting principles .....................................       222,335       227,370        229,916
Ceded liability for unpaid losses and loss adjustment expenses ..........................       166,067       184,467        187,879
                                                                                              ---------     ---------      ---------
Gross liability for unpaid losses and loss adjustment expenses ..........................     $ 388,402     $ 411,837      $ 417,795
                                                                                              =========     =========      =========

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

     The insurance company subsidiaries also file statutory financial statements with each state in the format requested by the National Association of Insurance Commissioners (the "NAIC"). The NAIC provides accounting guidelines for companies to report and provides minimum solvency standards for all companies in the form of risk-based capital requirements. The Company believes that the surplus of each of the insurance companies are above the minimum amount required by the NAIC.

     The NAIC is engaged in a project to codify statutory accounting principles which will ultimately become the only source of prescribed statutory accounting principles. When the project is completed, it will likely change currently prescribed statutory accounting principles and may result in changes in the accounting policies the Company uses to prepare its statutory financial statements as filed with the various states.

     The Company is subject to an examination by the Insurance Department of the State of New York. The insurance companies' most recent examination was for the year ended December 31, 1995. There were no significant adjustments which resulted from that examination.

     The insurance company subsidiaries are limited under New York law in the amount of dividends they can pay to the parent company, NYMAGIC, without prior approval of the New York State Insurance Department.

NYMAGIC's principal source of income is dividends from its subsidiaries, which is used for payment of operating expenses, including interest expense, loan repayments and payment of dividends to NYMAGIC's shareholders. The maximum amount of dividends that may be paid to NYMAGIC by the insurance company subsidiaries is limited to the lesser of 10% of statutory surplus or 100% of net investment income, as defined under New York insurance law. The maximum amount which could be paid to the Company out of December 31, 1997, surplus was approximately $18,184,000.

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

     NYMAGIC's other insurance company subsidiary, Gotham Insurance Company, was organized in 1986 as a means of expanding into the excess and surplus lines marketplace. New York Marine and Gotham entered into a Reinsurance Agreement, effective January 1, 1987, under terms of which Gotham will cede 100% of its gross direct writings to New York Marine and assume 15% of New York Marine's total retained business, beginning with the 1987 policy year. Accordingly, for policy year 1987 and subsequent, Gotham's underwriting statistics are similar to New York Marine's. As of December 31, 1997, 75% and 25% of Gotham's common stock is owned by New York Marine and NYMAGIC, respectively.

     Gotham does not assume or cede business to or from other insurance companies. As of December 31, 1997, New York Marine had aggregate recoverables due from Gotham of approximately $35 million or 21% of New York Marine's statutory surplus. Gotham had aggregate recoverables due from New York Marine as of December 31, 1997, of approximately $31 million or 59% of Gotham's statutory surplus.

     New York Marine's and Gotham's combined net income on a GAAP basis represented substantially all of the consolidated net income of the Company for each of the years ended December 31, 1997, 1996 and 1995.

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

Competition

     The insurance industry is highly competitive and the companies, both domestic and foreign, against which the Company competes are often larger with greater capital resources than the Company and the pools. The principal methods of competition are pricing and responsiveness to the individual insured's coverage requirements. The competitive nature of the business reached a peak in 1990 after several major catastrophes forced the withdrawal of several insurance companies from various markets. As a result, the aviation, ocean and inland marine market hardened in 1991 and remained favorable through 1994. However, in 1995 through 1997 competition intensified and rates softened in the aviation and ocean marine lines. Competition remains intense as a result of excess capacity in the casualty market. Accordingly, the Company is not planning to renew those policies which would result in an underwriting loss.

     The Company believes it can successfully compete against other companies in the insurance market due to its philosophy of underwriting quality insurance, its reputation as a conservative well-capitalized insurer and its willingness to forego unprofitable business.

Employees

     The Company currently employs approximately 115 persons, of whom 19 are insurance underwriters.

Item 2. Properties.

     The Company does not own, directly or indirectly, any real estate. The Company leases office space for day to day operations in the following cities:

            New York          -      37,000 square feet
            Chicago           -       3,500 square feet
            San Francisco     -       4,050 square feet

     The Company's principal executive offices are approximately 37,000 sq. ft. in size and are located in New York City. In 1993 the Company moved into its location at 330 Madison Avenue, New York, New York, which was renovated and is in excellent condition. The lease for the Company's principal executive offices expires December 30, 2003. The minimum annual rent under the lease is $1,074,000 in 1998 and $1,184,000 from 1999 until the expiration of the lease. The lease included a cash payment by the lessor to the Company of $1,853,000 of which the benefit was deferred and amortized over the lease term.

Item 3. Legal Proceedings.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.

     The  Company's  common  stock trades on the New York Stock  Exchange  (NYSE
Symbol: NYM). The following table sets forth representative high and low closing prices for the periods indicated.

                                         1997                       1996
                                   ------------------        -------------------

                                     High         Low         High         Low
                                     ----         ---         ----         ---
First Quarter ..............       $21.13       $18.00       $22.00       $16.38

Second Quarter .............        20.88        18.38        19.88        18.38

Third Quarter ..............        26.06        20.63        19.13        17.00

Fourth Quarter .............        29.81        25.50        19.00        17.25

     As of March 1, 1998, there were 83 shareholders of record. However, management believes there are in excess of 2500 beneficial owners of NYMAGIC's common stock.

Dividend Policy

     A cash dividend of ten (10) cents per share was declared and paid to shareholders of record as of March 31, June 30, September 30, and December 31, 1997 and 1996. For a description of restrictions on the ability of the Company's insurance subsidiaries to transfer funds to the Company in the form of dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 6. Selected Financial Data.

OPERATING DATA                                                                  Year Ended December 31,
                                                       ---------------------------------------------------------------------------
                                                         1997             1996             1995              1994             1993
                                                         ----             ----             ----              ----             ----
                                                                     (In thousands, except per share amounts)
Revenues:

Net premiums earned ...........................         $ 87,537         $ 97,036         $103,461         $ 79,255         $ 65,276
Net investment income .........................           21,325           21,270           21,659           18,854           17,746
Commission income .............................            1,439            1,981            3,438            2,052            2,498
Realized investment gains .....................           10,425            4,589            4,111            2,992            6,458
Other income ..................................              293              690              661              420              275
                                                        --------         --------         --------         --------         --------

Total revenues ................................         $121,019         $125,566         $133,330         $103,573         $ 92,253
                                                        --------         --------         --------         --------         --------

Expenses:

Losses and loss adjustment
  expenses incurred ...........................         $ 50,768         $ 59,359         $ 69,716         $ 61,900         $ 50,816
Policy acquisition expenses ...................           16,583           18,828           21,017           14,260           10,429
General and administrative
  expenses ....................................           16,763           16,168           16,236           16,742           14,749
Interest expense ..............................            1,450            1,035              438              495              661
                                                        --------         --------         --------         --------         --------

Total expenses ................................         $ 85,564         $ 95,390         $107,407         $ 93,397         $ 76,655
                                                        --------         --------         --------         --------         --------

                                                                               Year Ended December 31,
                                                       -------------------------------------------------------------------------
                                                         1997            1996           1995             1994             1993
                                                       --------        --------        --------        --------         --------
                                                                          (In thousands, except per share amounts)
Income before income taxes                               35,455          30,176          25,923          10,176           15,598
                                                       --------        --------        --------        --------         --------
Income taxes
  Current .....................................           8,962           7,495           5,393           2,306            2,236
Deferred ......................................             125              56             410          (1,827)             (66)
                                                       --------        --------        --------        --------         --------
Total income taxes ............................           9,087           7,551           5,803             479            2,170
                                                       --------        --------        --------        --------         --------
Income before
  cumulative effect ...........................          26,368          22,625          20,120           9,697           13,428
Cumulative effect of change
  in accounting for income taxes ..............              --              --              --              --            1,221(3)
                                                       --------        --------        --------        --------         --------
Net income ....................................        $ 26,368        $ 22,625        $ 20,120        $  9,697         $ 14,649
                                                       ========        ========        ========        ========         ========
Weighted average shares
  outstanding - basic .........................           9,849          10,499          11,299          11,379           11,411
Weighted average shares
  outstanding - diluted .......................           9,872          10,524          11,341          11,392           11,449

BASIC EARNINGS PER SHARE(4):

Income before
  cumulative effect ...........................        $   2.68        $   2.15        $   1.78        $    .85         $   1.17
Cumulative effect of change
  in accounting for income taxes ..............              --              --              --              --              .11(3)
                                                       --------        --------        --------        --------         --------
Basic earnings per share ......................        $   2.68        $   2.15        $   1.78        $    .85         $   1.28
                                                       ========        ========        ========        ========         ========

DILUTED EARNINGS PER SHARE(4):

Income before
  cumulative effect ...........................        $   2.67        $   2.15        $   1.77        $    .85         $   1.17
Cumulative effect of change
  in accounting for income taxes ..............              --              --              --              --              .11(3)
                                                       --------        --------        --------        --------         --------
Diluted earnings per share ....................        $   2.67        $   2.15        $   1.77        $    .85         $   1.28
                                                       ========        ========        ========        ========         ========
Dividends declared ............................        $    .40        $    .40        $    .40        $    .40         $    .40
                                                       ========        ========        ========        ========         ========

BALANCE SHEET DATA
 AT PERIOD END:
                                                                          Year Ended December 31,
                                                 --------------------------------------------------------------------------------
                                                   1997              1996              1995               1994               1993
                                                   ----              ----              ----               ----               ----
                                                                                (In thousands)
Total investments ......................        $438,591(2)        $409,209(2)        $403,306(2)        $341,643(2)        $334,722
Total assets (1) .......................         707,903            714,949            722,250            730,744            680,100
Unpaid losses and loss
  adjustment  expenses(1) ..............         388,402            411,837            417,795            435,072            407,321
Notes payable ..........................          22,458             20,438             12,727              7,020             10,294
Total shareholders' equity .............        $206,519           $188,852           $182,717           $164,313           $166,482

----------
(1) Includes reserve liabilities reported gross of reinsurance credits pursuant to Statement of Financial Accounting Standards No. 113.
(2) Fixed maturities available for sale are carried at fair value pursuant to Statement of Financial Accounting Standards No. 115.
(3) Reflects the cumulative effect of calculating deferred taxes under Statement of Accounting Standards No. 109 "Accounting for Income Taxes."
(4) Earnings per share data prior to 1997 have been restated as required under Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

     For a description of factors that materially affect the comparability of the information reflected in the Selected Financial Data, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

     Results of Operations

     The Company participates in pools of insurance covering ocean marine, inland marine, aircraft and non-marine liability insurance managed by MMO and affiliates. The Company's participation in the ocean marine, inland marine and aviation business produced by the pools increased to 81.47% effective January 1, 1994. The Company's participation in the other liability and inland marine pool increased to 100% effective July 1, 1994, and its participation in the ocean marine and aviation pools increased to 90% at the same time. Effective January 1, 1997, the Company's participation in the ocean marine and aviation pool increased to 100%.

NYMAGIC Net Premiums Written
    by Line of Business                                                Year Ended December 31,
                                       ----------------------------------------------------------------------------
                                                1997                         1996                   1995
                                              --------                     --------               --------
                                                                        (In thousands)
Ocean Marine ..................        $ 48,658         78%        $ 54,093         60%         $ 48,944       50%
Inland Marine .................             146         --           (1,658)        (2%)           2,803        3%
Aircraft ......................           9,354         15%          32,482         36%           38,962       40%
Other liability ...............           3,856          6%           5,238          6%            6,818        7%
Other .........................             207          1%             358         --               290       --
                                       --------        ---         --------        ---          --------      ---
Total .........................        $ 62,221        100%        $ 90,513        100%         $ 97,817      100%
                                       ========        ===         ========        ===          ========      ===

NYMAGIC Net Premiums Earned
    by Line of Business                                                Year Ended December 31,
                                       ----------------------------------------------------------------------------
                                                1997                         1996                   1995
                                              --------                     --------               --------
                                                                        (In thousands)
Ocean Marine ....................      $ 49,984         57%        $ 52,483         54%         $ 48,110       47%
Inland Marine ...................           443          1%           2,408          3%           11,563       11%
Aircraft ........................        32,566         37%          35,416         36%           35,496       34%
Other liability .................         4,328          5%           6,355          7%            8,022        8%
Other ...........................           216         --              374         --               270       --
                                       --------        ---         --------        ---          --------      ---
Total ...........................      $ 87,537        100%        $ 97,036        100%         $103,461      100%
                                       ========        ===         ========        ===          ========      ===

----------

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

     The Company's general and administrative expenses consist primarily of compensation expense, employee benefits and rental expense for office facilities. The Company's policy acquisition costs include both brokerage commissions and premium taxes which are primarily based on a percentage of premiums written. Such costs have generally changed in proportion with changes in premium volume. Losses and loss adjustment expenses incurred in connection with insurance claims in any particular year depend upon a variety of factors including the rate of inflation, accident or claim frequency, the occurrence of natural catastrophes and the number of policies written.

     The Company estimates reserves each year based upon, and in conformity with, the factors discussed under "Business-Reserves". The Company maintains a conservative policy for establishing reserves, especially in the year a policy is written. Changes in estimates of reserves are reflected in operating results in the year in which the change occurs.

1997 as Compared to 1996

     The Company's net premiums earned decreased by 10% in 1997 as compared to 1996. The decrease in premiums earned occurred in all major lines of business.

     Inland marine premiums recorded the largest percentage decline at 82% in 1997. The Company decided in the prior year to withdraw from writing property risks of the larger assureds with multiple locations after years of unprofitable results brought about mainly by large catastrophe losses. In 1997, the Company concentrated on writing risks that are ancillary to its ocean marine risks. This strategy is expected to remain in place for 1998.

     Ocean marine premiums earned fell by 5% in 1997 mainly due to falling premium rates as competition remained intense during the year. All classes within the ocean marine line experienced declines except for the energy class which saw increases in production. Net premium writings did not decline at the same rate as gross premiums primarily due to lower reinsurance costs. Competition should remain intense in 1998. The Company has been writing additional marine liability accounts with assureds that have smaller amounts of exposure. This area of growth may offset expected rate reductions. A source of additional growth in 1998 in this line will be from premiums written through our recently acquired agency and syndicate in Lloyd's of London.

     Although net premiums earned in the aviation decreased by only 8%, gross written and net written premiums decreased by 25% and 71%, respectively. A softening of rates in the aviation line, resulting from excess industry capacity, initially started in 1996 and continued into 1997 and accounted for a reduction in gross aviation premiums written in the current year. During soft underwriting cycles, the Company seeks to reduce overall retention levels in order to avoid the negative impact of any one loss on net income. As a consequence of purchasing additional reinsurance, net writings fell at a greater percentage. The Company expects this environment to remain competitive in 1998.

     Other liability earned premiums decreased by 32%. The casualty market has been severely competitive for many years. Consequently, the Company continues to underwrite this line very selectively. The Company expects the casualty market to remain competitive in1998 with premiums likely to further decline.

     Premiums earned did benefit, however, from the Company's increased pool participation in the Mutual Marine Office, Inc. ocean marine and aviation pool from 90% to 100% effective for policies incepting on or after January 1, 1997.

     Losses and loss adjustment expenses as a percentage of premiums earned were 58.0% in 1997 as compared to 61.2% in 1996. Improved net loss experience in the other liability and inland lines contributed to the overall decline in the loss ratios. In addition, despite an increase in the frequency of losses in the aviation line, this loss ratio actually improved from the prior year as a result of lower retention levels on losses and favorable loss development on prior year reserves. An increase in severity losses in the ocean marine line contributed to a higher loss ratio in the current year.

     Policy acquisition costs as a percentage of net premiums earned for the year ended December 31, 1997 was 18.9% as compared to 19.4% for the prior year. The Company saw an improvement in the acquisition ratio in the aviation line as a result of obtaining ceding override commissions on reinsurance placed. This had the effect of reducing overall net commissions at a greater rate than the decline in premiums.

     Net investment income for the year ended December 31, 1997 was flat as compared to the same period of 1996 as a result of a decrease in the investment yield in the Company's fixed maturity portfolio. The investment income generated from a larger invested asset base was offset by a decrease in investment yield in the Company's fixed maturity portfolio as a result of additional purchases of tax-exempt securities and lower interest rates overall.

     Commission and other income for the year ended December 31, 1997 was $1,438,606 as compared to $1,980,632 for the same period of 1996. Commission income includes management and contingent commissions charged by Mutual Marine Office, Inc. for operating the insurance pools. As gross writings decreased and the Company increased its MMO pool participation in the ocean marine and aviation pool from 90% to 100% effective for policies incepting on or after January 1, 1997, management commission income from a non-affiliated member of the insurance pools declined.

     General and administrative expenses increased by 4% in 1997 primarily as a result of increased personnel and administrative costs to further strengthen support services.

     Interest expense increased to $1,449,770 for the year ended December 31,1997 from $1,035,058 for the same period of the prior year primarily as a result of an increase in average loan principal outstanding.

     The Company was able to realize investment gains of $10,425,133 in 1997 mainly as a result of the sale of appreciated equity securities.

     Net income increased by 17% to $26,367,740 for the year ended December 31, 1997, from $22,624,618 for the prior year. Diluted earnings per share increased to $2.67 in 1997 as compared to $2.15 in 1996.

     Unrealized appreciation of investments as of December 31, 1997 included gross unrealized gains and losses on equity securities of $12,276,631 and $943,821 respectively, and gross unrealized gains and losses on fixed maturities available for sale of $8,601,011 and $47,998, respectively. Unrealized gains were recorded in fixed and equity securities resulting from decreases in interest rates and a strong stock market in 1997, respectively.

     Premiums and other receivables, net decreased to $40,635,164 as of December 31, 1997. Declines in premium writings contributed to the overall decline.

     Ceded reinsurance payable increased to $27,307,129 at December 31, 1997 as a result of lowering the Company's retention level in the aviation line of business.

     Notes payable increased to $22,458,413 as of December 31, 1997 and resulted from loans obtained to repurchase the Company's common stock. This also contributed to the increase in treasury stock, at cost, in 1997.

     Prepaid reinsurance premiums increased 131% to $24,414,620 at December 31, 1997 however the reserve for unearned premiums decreased in 1997 by 17%. The decline in gross writings in 1997 is consistent with the change in the reserve for unearned premiums. The Company, however, reduced its net retention per loss in the aviation line which caused prepaid reinsurance premiums, as well as ceded reinsurance payable balances, to increase accordingly.

1996 as Compared to 1995

     The Company's net premiums earned decreased by 6% in 1996 as compared to 1995. The decline primarily relates to the inland marine and other liability lines of business.

     The inland marine line recorded the largest decline in earned premiums at 79%. This was consistent with the Company's plan in 1996 to withdraw from writing the larger multi-location assureds. After several years of unprofitable results caused by large catastrophe losses and expensive reinsurance, the Company limited its 1996 writings to those that were ancillary to its ocean marine risks. Negative premiums written for 1996 occurred as a consequence of purchasing reinsurance to cover the run-off of the prior year's catastrophe oriented business which was in force in 1996.

     The other liability earned premiums decreased 21% as compared to the prior year. Due to the fierce competition in this line, casualty market rates had remained soft.

     The ocean marine line recorded the largest growth in written and earned premiums among the Company's various lines of business in 1996. An 11% and 9% increase over the prior year's written and earned premium, respectively, was achieved by additional production in the hull and cargo classes of business coupled with changes in the ocean marine reinsurance program. Gross premiums were down slightly as rate reductions in various marine classes outweighed the additional production in the hull and cargo classes. Rates in the ocean marine line softened as competition intensified. Reinsurance changes in the Company's hull, cargo and energy classes enabled those classes to retain more premium income without sustaining much additional exposure.

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

     Although the inland loss ratio in 1996 was adversely affected by severe weather experienced during the 1995-1996 winter season, such ratio improved when compared to the prior year. The 1995 year included large property catastrophe losses from various hurricanes.

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

     Policy acquisition costs as a percentage of net premiums earned for the year ended December 31, 1996 was 19.4% as compared to 20.3% for the prior year. The inland marine line had the largest acquisition ratio among the Company's various lines of business. Reductions in inland premium writings in 1996 had the effect of decreasing policy acquisition costs and the overall ratio.

     Interest expense increased by 137% in 1996 primarily as a result of an increase in loan principal outstanding.

     General and administrative expenses remained flat as compared with the prior year as a result of continuing efforts to contain personnel costs and cost effective reductions in administrative expenses.

     Realized  investment gains for the year ended December 31, 1996 amounted to
$4,589,133  and  resulted   primarily  from  the  sale  of  appreciated   equity
securities.

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

Liquidity and Capital Resources

     The Company monitors cash and short-term investments in order to have an adequate level of funds available to satisfy claims and expenses as they become due. As of December 31, 1997, the Company's assets included approximately
$19,125,000 in cash and short-term investments. The primary sources of the Company's liquidity are funds generated from insurance premiums, investment income and maturing or liquidating investments.

     Historically, cash provided by operating activities was used in investing and financing activities. In 1996 and 1995 cash outflows increased on prior year loss payments as a result of catastrophe losses from the inland marine line and the Company's maturing book of casualty business. Such payments were not as large in 1997, however, increased payments were recorded in the aviation line. As premiums declined in 1997 and 1996, so did cash collected from premiums written.

     Investing and financing activities increased further as a result of the Company borrowing $25,000,000 from a bank in 1990. This amount was invested in its principal insurance subsidiary, New York Marine, to further bolster its surplus in order to support larger participation interests in the insurance pools. Repayments of the loan started in 1991 and continued through 1995. In 1994, the Company entered into a $10,000,000 revolving credit agreement which increased to $25,000,000 in 1996 with the same bank. The Company borrowed approximately $9,000,000 in 1995 to repurchase 540,000 shares of the Company's Common Stock. Additional borrowings of approximately $9,520,000 and $9,200,000 were made in 1997 and 1996, respectively, to repurchase the Company's Common Stock. Repayments were made quarterly generally at $1,250,000 per quarter.

     The Company has an unsecured credit facility with a bank that allows for a maximum credit of $5,000,000. This was reduced in 1997 from a $10,000,000 facility available in 1996. The use of this credit facility will assist the Company as a source of short-term liquidity. In 1996 and 1995, amounts were borrowed to assist the insurance pools managed by the Company in the payment of gross losses . The amounts borrowed under the line of credit were fully repaid after collecting recoverables due from reinsurers on such losses.

     The Company adheres to investment guidelines set by the Finance Committee of the Board of Directors. The investment guidelines are conservatively designed to provide the Company with adequate capital growth and sufficient liquidity to meet existing obligations. Such guidelines consider many factors including anticipated tax position and regulatory requirements.

     The Company's largest investments are in bonds from various states and municipalities. Such securities receive favorable tax treatment under existing tax laws. Our investment position is monitored regularly as the Company has been affected by the alternative minimum tax. As net earnings were affected by several catastrophe losses in the mid 1990's, the Company further bolstered its taxable investment position. As the Company's tax position changed with improved earnings in 1995, additional investments were made in tax-exempt securities through 1997 to improve after tax investment yield.

     Under the Common Stock Repurchase Plan, the Company may purchase up to $55,000,000 of the Company's issued and outstanding shares of common stock on the open market. As of December 31, 1997, the Company had repurchased a total of 2,115,728 shares of common stock at a total cost of approximately $38,562,528 at market prices ranging from $16.50 to $26.88 per share.

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

     The Company is currently modifying its existing computer operating systems in order to be Year 2000 compliant. This problem arises from computers recognizing only the last two digits of the year and may result in errors in processing information. The Company expects to complete all modifications to existing systems in 1998. The cost of this modification is not expected to be material to the financial statements, liquidity and capital resources of the Company.

     The Company is in the process of communicating with its various business relationships to determine the extent of their Year 2000 compliance. The results of this process will serve to reduce the Company's overall exposure to the Year 2000 problem.

     The Company is also in the process of evaluating the insurance risk in connection with the potential for losses arising from Year 2000 failures. Losses resulting from Year 2000 failures may be determined to be covered under insurance contracts depending upon contract wording and specific circumstances. However, the extent of such losses , which the Company may incur, cannot be determined currently.

Effect of recent accounting pronouncements

     The FASB issued SFAS No. 130, "Reporting Comprehensive Income," ("SFAS 130"), in June 1997 which establishes standards for the reporting and presentation of comprehensive income and its components. Comprehensive income encompasses all changes in shareholders' equity, except those arising from transactions with owners, and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. SFAS 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company is currently evaluating the presentation alternatives permitted by the statement.

     The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"), in June 1997 which establishes standards for the reporting of information relating to operating segments in annual financial statements, as well as disclosure of selected information in interim financial reports. Operating segments are defined as components of a company for which separate financial information is available and is used by management to allocate resources and assess performance.

The statement supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," which requires reporting segment information by industry and geographic area. This statement is effective for year-end 1998 financial statements and interim financial information will be required beginning in 1999. The Company is currently evaluating the segment information disclosure pursuant to SFAS 131.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required by this Item is incorporated by reference herein from the "Compensation and Other Information" section of the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, except for information with respect to Directors and Executive Officers which is set forth below.

     NYMAGIC's charter and by-laws provide for a Board of Directors consisting of not fewer than thirteen nor more than nineteen Directors divided into three classes as nearly equal as possible. NYMAGIC presently has thirteen Directors. The three year terms of classes III, I and II expire in the years 1998, 1999, and 2000 respectively. References to the Company include, as the context requires, NYMAGIC and its predecessor, New York Marine And General Insurance Company. The Executive Officers and Directors of the Company are as follows:

                                     Class of
       Name                   Age    Directors       Position(s)
       ----                   ---    ---------       -----------
Mark W. Blackman(1)           46        II      President, Chief Executive
                                                 Officer and Director
John N. Blackman, Jr. (1)(2)  51         I      Chairman of the Board, Director
Thomas J. Condon (2)          53         I      Director
Jean H. Goulding              56       III      Director
John Kean, Jr. (4)            73       III      Director
James A. Lambert (1)          42       III      General Counsel, Chief Operating
                                                 Officer, Secretary and Director
Charles A. Mitchell           49        II      Vice-President, Director
William R. Scarbrough(3)      69        II      Director
Michael S. Shaffet (3)        62         I      Director
Richard T. Soper(1)(3 )       72        II      Director
William A. Thorne (1)(2)(4)   72         I      Director
Sergio B. Tobia (4)           59         I      Director
Louise B. Tollefson (4)       74        II      Director
Thomas J. Iacopelli           37                Chief Financial Officer

----------
(1)  Member of Executive Committee.
(2)  Member of Finance Committee.
(3)  Member of Audit Committee.
(4)  Member of Stock Option & Compensation Committee.

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

     Thomas J. Condon was elected to the Board of Directors in June 1987. He is a Vice-President - Investments and Investment Advisor with A.G. Edwards & Sons, Inc. which he joined in September 1993. Mr. Condon formerly served as Senior Vice President at Peoples Westchester Savings Bank from 1981 through September 1993.

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

     The Board of Directors, as well as its Audit, Finance and Stock Option and Compensation Committees meet on a quarterly basis. In 1997, all Directors attended at least 75% of the meetings of the Board and the Committees on which they sit.

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

     In December, 1993, options for the purchase of 116,000 common shares were granted to officers and employees of the Company with an exercise price of $22.92. The market value of the common stock on the date of the grant was $24.13 per share.

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

Item 12.  Security Ownership of Certain
          Beneficial Owners and Management.

     The following table sets forth information as of March 1, 1998, with respect to beneficial ownership of NYMAGIC Common Stock by beneficial owners known by the Company to own more than 5% of such stock, directors and nominees, each officer named in the Summary Compensation Table in the Company's 1998 Proxy Statement, and all directors and officers as a group. Except as described in the notes below, all owners listed have power to vote and dispose of the shares held by them.

                                                                    Percent of
                                              Amount and Nature    Common Stock
                  Name                         of  Ownership       Outstanding
                  ----                         --  ---------       -----------
Dimensional Fund Advisors, Inc.                   619,800(5)         6.38%
  1299 Ocean Avenue - 7th Floor
  Santa Monica, CA 90401
T. Rowe Price Associates, Inc.                  1,012,000(6)        10.42%
  100 East Pratt Street
   Baltimore, Maryland 21202
John N. Blackman, Jr                            2,010,996(1)        20.70%
Mark W. Blackman                                1,962,674(2)        20.20%
Judith Cohen                                        4,000(3)          *
Thomas J. Condon                                      606             *
Jean H. Goulding                                   22,106             *
John Kean, Jr                                         506             *
James A. Lambert                                   18,055(3)          *
Charles A. Mitchell                                 7,700(3)          *
Robert Palmer                                       7,000(3)          *
William R. Scarbrough                                 606             *
Michael S. Shaffet                                  1,906(4)          *
Richard T. Soper                                      506             *
William A. Thorne                                  32,906(4)          *
Sergio B. Tobia                                     3,726             *
Louise B. Tollefson                                 3,506             *
Howard S. Tuthill, Trustee                      1,911,211(7)        19.68%
                                                ---------           -----
All directors and officers as a
group (15 persons)                              5,988,010(8)        61.65%

----------
* Less than 1% of issued and outstanding Common Stock.

     (1) Mr. Blackman is also the Trustee of trusts for the benefit of his minor children which own, in total, 92,822 shares of the Company's Common Stock, which shares are included herein.

     (2) Trusts for the benefit of Mr. Blackman's children own, in total, 54,876 shares of the Company's Common Stock, which shares are included herein.

     (3) Of the shares shown as beneficially owned by the following individuals, the amount listed next to each name include shares with respect to which options are currently exercisable by that person: Mr. Mitchell - 7,000; Mr. Lambert - 17,055; Mrs. Cohen - 4,000; and Mr. Palmer - 7,000.

     (4) Of the shares shown as beneficially owned by Mr. Thorne, 16,706 shares are held by him individually and 16,200 shares are held by Mr. Thorne and his wife as joint tenants. Of the shares shown as beneficially owned by Mr. Shaffet, 400 are held individually by his wife.

     (5) Dimensional Fund Advisors, Inc. ("Dimensional"), a registered investment advsior, is deemed to have beneficial ownership of 619,800 shares of NYMAGIC, INC. stock as of December 31, 1997, all of which shares are held in portfolios of DFA Investment Dimensions Group, Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors, Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

     (6) T. Rowe Price Associates, Inc. has filed a report on Schedule 13G disclosing beneficial ownership of 1,012,000 shares in total. T. Rowe Price Associates, Inc. beneficially owns 512,000 and T. Rowe Price Small Cap Value Fund, Inc. owns 500,000.

     (7) Howard S. Tuthill, as Trustee of the Louise B. Tollefson Florida Intangible Tax Trust, has filed a report on Schedule 13D disclosing ownership of 1,911,211 shares of Common Stock in connection with certain aspects of estate and tax planning for Louise B. Tollefson.

     (8) Of the 5,988,010 shares indicated as beneficially owned by all directors and officers as a group, 35,055 shares with respect to which options are currently exercisable. See "Compensation and Other Information-Stock Option Plans". These shares are included in the total number of outstanding shares for the purpose of determining the percentage of Common Stock beneficially owned by all directors and officers as a group.

Item 13. Certain Relationships and Related Transactions.

     The Company made annual charitable donations to the John N. Blackman, Sr. Foundation (the "Foundation") in the amount of approximately $480,000 in each of 1997, 1996 and 1995. The Foundation was established by Mr. John N. Blackman, Sr., the founder of the Company, shortly before his death in 1988. The Foundation supports numerous charities with a primary emphasis on those charities assisting the indigent, disabled or disadvantaged. The Foundation is managed by Mr. John N. Blackman, Jr., Mr. Mark W. Blackman and Mr. James A. Lambert, all of whom donate their time and receive no form of remuneration from the Foundation.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  1. Financial Statements

               The list of financial statements appears in the accompanying index on page 34.

          2.   Financial Statement Schedules

               The  list  of  financial   statement  schedules  appears  in  the
               accompanying index on page 34.

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

          28. Schedule P as of December 31, 1997.

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             NYMAGIC, INC.
                                             (Registrant)



                                              By:  /s/ Mark W. Blackman
                                                   -----------------------------
                                                     Mark W. Blackman
                                                     Chief Executive Officer


                                              Date: March 11, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name                                   Title                       Date
----                                   -----                       ----


/s/ John N. Blackman, Jr.       Chairman of the Board             March 11, 1998
-------------------------         and Director
John N. Blackman, Jr.


/s/ Mark W. Blackman            President, Chief Executive        March 11, 1998
-------------------------         Officer and Director
Mark W. Blackman


/s/ Thomas J. Condon            Director                          March 11, 1998
-------------------------
Thomas J. Condon


/s/ Jean H. Goulding            Director                          March 11, 1998
-------------------------
Jean H. Goulding


/s/ John Kean, Jr.              Director                          March 11, 1998
-------------------------
John Kean, Jr.


/s/ James A. Lambert            Director, General Counsel,        March 11, 1998
-------------------------         Chief Operating Officer
James A. Lambert                  and Secretary

Name                              Title                           Date
----                              -----                           ----

/s/ Charles A. Mitchell         Director and Vice President       March 11, 1998
-------------------------
Charles A. Mitchell


/s/ Michael S. Shaffet          Director                          March 11, 1998
-------------------------
Michael S. Shaffet


/s/ William R. Scarbrough       Director                          March 11, 1998
-------------------------
William R. Scarbrough


/s/ Richard T. Soper            Director                          March 11, 1998
-------------------------
Richard T. Soper


/s/ William A. Thorne           Director                          March 11, 1998
-------------------------
William A. Thorne


/s/ Sergio B. Tobia             Director                          March 11, 1998
-------------------------
Sergio B. Tobia


/s/ Louise B. Tollefson         Director                          March 11, 1998
-------------------------
Louise B. Tollefson


/s/ Thomas J. Iacopelli         Principal Accounting Officer      March 11, 1998
-------------------------         and Chief Financial Officer
Thomas J. Iacopelli

                                  NYMAGIC, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report ..............................................   35

Consolidated Balance Sheets ...............................................   36

Consolidated Statements of Income .........................................   37

Consolidated Statements of Shareholders' Equity ...........................   38

Consolidated Statements of Cash Flows .....................................   39

Notes to Consolidated Financial Statements ................................   40

Financial Statement Schedule II ...........................................   59

Financial Statement Schedule V ............................................   61

Financial Statement Schedule VI ...........................................   62

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
NYMAGIC, INC.:

     We have audited the accompanying consolidated balance sheets of NYMAGIC, INC. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NYMAGIC, INC. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


KPMG Peat Marwick LLP
New York, New York
February 17, 1998

                                  NYMAGIC, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                           December 31,
                                                                                               ------------------------------------
                                                                                                   1997                    1996
                                                                                               -------------          -------------
                                                             ASSETS
Investments:
Fixed maturities available for sale at fair value
  (amortized cost $352,696,745 and $341,130,292) .....................................         $ 361,249,758          $ 345,483,129
Equity securities at fair value
  (cost $47,925,798 and $37,161,709) .................................................            59,258,608             45,348,736
Short-term investments ...............................................................            18,082,540             18,377,180
                                                                                               -------------          -------------
  Total investments ..................................................................           438,590,906            409,209,045
                                                                                               -------------          -------------
Cash .................................................................................             1,042,310                701,086
Accrued investment income ............................................................             6,322,370              5,960,197
Premiums and other receivables, net ..................................................            40,635,164             63,039,393
Reinsurance receivables ..............................................................           175,657,952            197,988,073
Deferred policy acquisition costs ....................................................             5,567,488             10,904,241
Prepaid reinsurance premiums .........................................................            24,414,620             10,562,213
Deferred income taxes ................................................................             8,436,768             11,131,603
Property, improvements & equipment, net ..............................................             2,365,653              2,107,087
Other assets .........................................................................             4,869,609              3,345,826
                                                                                               -------------          -------------
  Total assets .......................................................................         $ 707,902,840          $ 714,948,764
                                                                                               =============          =============

                                                      LIABILITIES
Unpaid losses and loss adjustment expenses ...........................................         $ 388,401,548          $ 411,836,981
Reserve for unearned premiums ........................................................            55,188,281             66,651,933
Ceded reinsurance payable ............................................................            27,307,129             19,753,943
Notes payable ........................................................................            22,458,413             20,438,413
Other liabilities ....................................................................             7,062,095              6,401,463
Dividends payable ....................................................................               966,031              1,014,305
                                                                                               -------------          -------------
  Total liabilities ..................................................................           501,383,497            526,097,038
                                                                                               -------------          -------------

                                                   SHAREHOLDERS' EQUITY
Common stock .........................................................................            14,991,992             14,911,992
Paid-in capital ......................................................................            27,529,877             26,258,259
Unrealized appreciation of investments
  (net of deferred income taxes) .....................................................            12,925,785              8,150,910
Foreign currency adjustment ..........................................................                 6,000                   --
Retained earnings ....................................................................           193,547,346            171,089,462
                                                                                               -------------          -------------
                                                                                                 249,001,000            220,410,623
Treasury stock, at cost, 5,331,686 and 4,768,940
shares ...............................................................................           (42,481,657)           (31,558,897)
                                                                                               -------------          -------------

  Total shareholders' equity .........................................................           206,519,343            188,851,726
                                                                                               -------------          -------------
  Total liabilities and shareholders' equity .........................................         $ 707,902,840          $ 714,948,764
                                                                                               =============          =============

   The accompanying notes are an integral part of these consolidated financial statements.

                                                   NYMAGIC, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME

                                                                                          Year ended December 31,
                                                                        ------------------------------------------------------------
                                                                             1997                    1996                   1995
                                                                        ------------------------------------------------------------
Revenue:
   Net premiums earned .....................................            $ 87,536,906            $ 97,036,021            $103,461,499
   Commission income .......................................               1,438,606               1,980,632               3,438,418
   Net investment income ...................................              21,325,065              21,270,194              21,658,931
   Realized investment gains ...............................              10,425,133               4,589,133               4,110,515
   Other income ............................................                 292,918                 689,641                 660,924
                                                                        ------------            ------------            ------------
     Total revenues ........................................             121,018,628             125,565,621             133,330,287

Expenses:
   Losses and loss adjustment expenses
    incurred ...............................................              50,768,248              59,358,857              69,716,186
   Policy acquisition expenses .............................              16,582,623              18,827,794              21,017,503
   General and administrative expenses .....................              16,763,699              16,168,162              16,236,323
   Interest expense ........................................               1,449,770               1,035,058                 437,653
                                                                        ------------            ------------            ------------
     Total expenses ........................................              85,564,340              95,389,871             107,407,665
                                                                        ------------            ------------            ------------

Income before income taxes .................................              35,454,288              30,175,750              25,922,622
                                                                        ------------            ------------            ------------

   Income tax provision:
   Current .................................................               8,962,799               7,494,593               5,392,637

   Deferred ................................................                 123,749                  56,539                 410,123
                                                                        ------------            ------------            ------------
     Total income taxes ....................................               9,086,548               7,551,132               5,802,760
                                                                        ------------            ------------            ------------

   Net income ..............................................            $ 26,367,740            $ 22,624,618            $ 20,119,862
                                                                        ============            ============            ============

Weighted average number of shares of
 common stock outstanding-basic ............................               9,848,959              10,499,366              11,298,746
                                                                        ============            ============            ============

Basic earnings per share ...................................                   $2.68                   $2.15                   $1.78
                                                                        ============            ============            ============

Weighted average number of shares of
   common stock outstanding-diluted ........................               9,871,586              10,523,996              11,341,370
                                                                        ============            ============            ============

Diluted earnings per share .................................                   $2.67                   $2.15                   $1.77
                                                                        ============            ============            ============

     The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                             Year ended December 31,
                                                                              -----------------------------------------------------
                                                                                  1997                1996                1995
                                                                              -------------       -------------       -------------
 Common stock, authorized shares,
 par value $1 each .....................................................         30,000,000          30,000,000          30,000,000
                                                                              =============       =============       =============
 Balance, beginning of period ..........................................      $  14,911,992       $  14,749,192       $  14,747,292
 Shares issued .........................................................             80,000             162,800               1,900
                                                                              -------------       -------------       -------------
         Balance, end of period ........................................         14,991,992          14,911,992          14,749,192
                                                                              -------------       -------------       -------------
 Paid-in capital:
 Balance, beginning of period ..........................................         26,258,259          23,933,587          23,736,024
 Shares issued .........................................................          1,271,618           2,324,672             197,563
                                                                              -------------       -------------       -------------
         Balance, end of period ........................................         27,529,877          26,258,259          23,933,587
                                                                              -------------       -------------       -------------

 Unrealized appreciation (depreciation) of investments:
 Balance, beginning of period ..........................................          8,150,910           9,865,486          (4,132,749)
 Net change during period ..............................................          7,345,961          (2,637,810)         21,439,413
 Applicable deferred income taxes on the
 change ................................................................         (2,571,086)            923,234          (7,441,178)
                                                                              -------------       -------------       -------------
         Balance, end of period ........................................         12,925,785           8,150,910           9,865,486
                                                                              -------------       -------------       -------------
 Retained earnings:
 Balance, beginning of period ..........................................        171,089,462         152,646,915         137,000,454
 Net income ............................................................         26,367,740          22,624,618          20,119,862
 Dividends declared ....................................................         (3,909,856)         (4,182,071)         (4,473,401)
                                                                              -------------       -------------       -------------
      Balance, end of period ...........................................        193,547,346         171,089,462         152,646,915
                                                                              -------------       -------------       -------------
 Treasury stock:
 Balance, beginning of period ..........................................        (31,558,897)        (18,478,576)         (7,037,640)
 Net repurchase of common stock ........................................        (10,922,760)        (13,080,321)        (11,440,936)
                                                                              -------------       -------------       -------------
         Balance, end of period ........................................      $ (42,481,657)      $ (31,558,897)      $ (18,478,576)
                                                                              =============       =============       =============

                                                 Number of Shares

Common stock, par value $1 each:
   Issued, beginning of period .........................................         14,911,992          14,749,192          14,747,292
   Shares Issued .......................................................             80,000             162,800               1,900
                                                                              -------------       -------------       -------------

   Issued, end of period ...............................................         14,991,992          14,911,992          14,749,192
                                                                              =============       =============       =============

   Common stock, shares outstanding ....................................          9,660,306          10,143,052          10,691,812
                                                                              =============       =============       =============

   Dividends declared per share ........................................               $.40                 .40                $.40
                                                                              =============       =============       =============

     The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Year ended December 31,
                                                                     -----------------------------------------------------------
                                                                          1997                  1996                    1995
                                                                     -----------------------------------------------------------
Cash flows from operating activities:
Net income .................................................         $  26,367,740          $  22,624,618          $  20,119,862
                                                                     -------------          -------------          -------------
Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Provision for deferred taxes ............................               123,749                 56,539                410,123
   Realized investment gains ...............................           (10,425,133)            (4,589,133)            (4,110,515)
   Net bond amortization ...................................             1,895,355              1,933,151              1,492,577
   Depreciation and other, net .............................               582,126                442,945                520,011
Changes in:
   Premiums and other receivables ..........................            22,404,229              6,641,818             13,545,283
   Reinsurance receivables .................................            22,330,121               (592,384)            41,589,294
   Ceded reinsurance payable ...............................             7,553,186              3,327,596             (8,331,820)
   Accrued investment income ...............................              (362,173)               150,205               (359,831)
   Deferred policy acquisition costs .......................             5,336,753                756,662              1,797,197
   Prepaid reinsurance premiums ............................           (13,852,407)             6,394,228              6,202,940
   Other assets ............................................            (1,523,783)                80,157                (59,531)
   Unpaid losses and loss adjustment
     expenses ..............................................           (23,435,433)            (5,957,544)           (17,277,135)
   Reserve for unearned premiums ...........................           (11,463,652)           (12,917,022)           (11,847,234)
   Foreign currency adjustment .............................                 6,000                   --                     --
   Other liabilities .......................................               660,632             (5,546,174)             4,920,993
                                                                     -------------          -------------          -------------
       Total adjustments ...................................              (170,430)            (9,818,956)            28,492,352
                                                                     -------------          -------------          -------------

Net cash provided by operating activities ..................            26,197,310             12,805,662             48,612,214
                                                                     -------------          -------------          -------------
Cash flows from investing activities:
   Fixed maturities acquired ...............................          (205,891,607)          (231,515,433)          (272,053,730)
   Equity securities acquired ..............................           (50,578,073)           (37,880,911)           (21,224,924)
   Short-term investments sold or matured ..................           239,532,269            631,722,760            835,378,875
   Short-term investments acquired .........................          (239,353,753)          (609,264,339)          (844,049,317)
   Fixed maturities matured ................................            25,059,072             36,302,944             33,726,487
   Fixed maturities sold ...................................           167,867,245            171,112,392            209,230,556
   Equity securities sold ..................................            49,858,725             33,637,805             21,385,913
   Acquisition of property & equipment, net ................              (840,692)              (276,494)              (121,852)
                                                                     -------------          -------------          -------------
Net cash used in investing activities ......................           (14,346,814)            (6,161,276)           (37,727,992)
                                                                     -------------          -------------          -------------
Cash flows from financing activities:
   Proceeds from stock issuance ............................             1,351,618              2,487,472                199,463
   Cash dividends paid to stockholders .....................            (3,958,130)            (4,236,947)            (4,542,123)
   Net repurchase of common stock ..........................           (10,922,760)           (13,080,321)           (11,440,936)
   Proceeds from borrowings ................................             9,520,000             14,211,472             15,118,449
   Loan principal payments .................................            (7,500,000)            (6,500,000)            (9,411,764)
                                                                     -------------          -------------          -------------
   Net cash used in financing activities ...................           (11,509,272)            (7,118,324)           (10,076,911)
Net increase (decrease) in cash ............................               341,224               (473,938)               807,311
   Cash at beginning of year ...............................               701,086              1,175,024                367,713
                                                                     -------------          -------------          -------------
   Cash at end of year .....................................         $   1,042,310          $     701,086          $   1,175,024
                                                                     =============          =============          =============

     The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (1)  Summary Of Significant Accounting Policies:

     Nature of Operations

     NYMAGIC, through its subsidiaries, specializes in underwriting ocean marine, inland marine, aviation and other liability insurance through insurance pools managed by Mutual Marine Office, Inc. - ("MMO"), Pacific Mutual Marine Office, Inc. - ("PMMO"), and Mutual Marine Office of the Midwest, Inc. -
("Midwest"). MMO, located in New York, PMMO located in San Francisco, and Midwest, located in Chicago, manage the insurance pools in which the Company's insurance subsidiaries, New York Marine and General Insurance Company - ("New York Marine") and Gotham Insurance Company ("Gotham"), participate. All premiums, losses and expenses are prorated among pool members in accordance with their pool participation percentages. Effective July 1, 1994, the Company increased to 90.00% its participation in the ocean marine and aviation business produced by the pools and to 100% its participation in the other liability and inland marine business produced by the pools. Effective January 1, 1997, the Company increased to 100% its participation in the ocean marine and aviation business produced by the pools. Substantially all of the Company's premiums for the last three years have resulted from participation in the insurance pools managed by MMO and affiliates.

     On December 31, 1997, the Company acquired 100% of the stock of Highgate Managing Agency, a Lloyd's of London underwriting agent for a nominal amount and renamed the Company MMO Underwriting Agency Ltd (MMO UA). The acquisition was accounted for under the purchase method of accounting. Pro forma results of operations have been omitted from the statements of income as such amounts are considered immaterial. In 1997 , The Company formed MMO EU Ltd, a holding company, and MMO UK LTD, a Lloyd's of London corporate vehicle for Lloyd's Syndicate 1265. The assets and liabilities of MMO EU, MMO UK and MMO UA are included in the consolidated balance sheet.

   Basis of Reporting

     The consolidated financial statements have been prepared on the basis of generally accepted accounting principles which differ in certain material respects from the accounting principles prescribed or permitted by state insurance regulatory authorities for the Company's two insurance subsidiaries. The principal differences recorded under generally accepted accounting principles are deferred policy acquisition costs, an allowance for doubtful accounts, fixed maturities held for sale are carried at fair value and deferred income taxes.

     Generally accepted accounting principles also require management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from those amounts previously estimated.

   Consolidation

     The consolidated financial statements include the accounts of the Company, two insurance subsidiaries, New York Marine and Gotham, three agency subsidiaries collectively referred to as ("MMO") and the Company's UK operations. Gotham is owned 25% by the Company and 75% by New York Marine. All other subsidiaries are wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.

                                  NYMAGIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Investments

     Fixed maturities held for sale are carried at fair value and include those bonds where the Company's intent to carry such investments to maturity may be affected in future periods by changes in market interest rates or tax position. Equity securities (common stocks and non-redeemable preferred stocks) are carried at fair value. Short-term investments are carried at cost which approximates fair value. Fair value is based upon quotes obtained from independent sources.

     Realized investment gains and losses (determined on the basis of specific identified cost), also include any declines in value which are considered to be other than temporary. Unrealized appreciation or depreciation of investments, net of related deferred income taxes, is reflected in shareholders' equity.

     In November, 1995, the Financial Accounting Standards Board ("FASB") issued a report entitled "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," which allowed companies to reassess the classifications of all securities held and permitted transfers among classifications, prior to December 31, 1995, without tainting the securities' previous classification. Accordingly, the Company transferred the entire fixed maturities held for investment portfolio at December 1, 1995 at a fair value of $89.6 million into the available for sale account. The effect of the transfer at December 1, 1995 was to increase shareholders' equity by $2.7 million without an effect on net income.

   Premium and policy acquisition cost recognition

     Premiums and policy acquisition costs are reflected in income and expense on a monthly pro rata basis over the terms of the respective policies. Accordingly, unearned premium reserves are established for the portion of premiums written applicable to unexpired policies in force, and acquisition costs, consisting mainly of net brokerage commissions and premium taxes, relating to these unearned premiums are deferred to the extent recoverable. The Company has provided an allowance for uncollectible premium receivables of $700,000 and $750,000 as of December 31, 1997 and 1996, respectively. The determination of acquisition costs to be deferred considers historical and current loss and loss adjustment expense experience. Consideration is also given to anticipated investment income in measuring the carrying value of deferred policy acquisition costs.

   Revenue recognition

     Management commission income on policies written by the MMO insurance pools is recognized primarily as of the effective date of the policies issued. Adjustments to the policies, resulting principally from changes in coverage and audit adjustments, are recorded in the period reported.

     Contingent   profit   commission   revenue  derived  from  the  reinsurance
transactions of the insurance pools is recognized when such amount becomes billable to the respective reinsurers.

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

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

     The Company accounts for reinsurance in accordance with Statement of Financial Accounting Standards ("SFAS") No. 113, "Accounting and Reporting for Reinsurance of Short and Long Duration Contracts" (SFAS 113). SFAS 113 defines the requirements for a contract to be considered reinsurance and requires assets and liabilities relating to reinsurance contracts to be reported gross of reinsurance.

   Depreciation

     Property, equipment and leasehold improvements are depreciated using both straightline and accelerated methods over their useful lives.

   Income Taxes

     The Company provides deferred income taxes on temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities in accordance with SFAS No. 109 "Accounting for Income Taxes."

   Fair Values of Financial Instruments

     The fair value of the Company's fixed maturity  investments is disclosed in
Note 2. The Company's other financial instruments include short-term receivables, notes payable and other payables which are recorded at the underlying transaction value and approximate fair value.

   Goodwill

     The excess of purchase price over the fair value of net assets acquired is amortized to income on a straight -line basis over five years.

   Foreign currency translation

     The assets and liabilities of the Company's UK operations, expressed in Pounds Sterling, are translated to U.S. dollars at exchange rates in effect at the balance sheet date and the resulting adjustments are recorded as a separate component of Shareholders' Equity.

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

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


   Basic and diluted earnings per share

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," ("SFAS 128"), which specifies the computation, presentation and disclosure requirements of earnings per share (EPS) for companies with publicly owned common stock or potential common stock and supersedes the accounting requirements of APB Opinion No. 15, "Earnings Per Share." The Company's stock options are considered potential common stock under SFAS 128. SFAS 128 also requires the dual presentation of "basic EPS" and "diluted EPS."

     SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Accordingly, all prior period EPS data reported herein has been restated to conform with SFAS 128.

     Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the year and the dilutive effect of assumed stock option exercises. See Note 11 for a reconciliation of the shares outstanding in determining basic and diluted EPS.

   Reclassification

     Certain accounts in the prior year's financial statements have been reclassified to conform to their 1997 presentation.

   Effects of recent accounting pronouncements

     The FASB issued SFAS No. 130, "Reporting Comprehensive Income," ("SFAS 130"), in June 1997 which establishes standards for the reporting and presentation of comprehensive income and its components. Comprehensive income encompasses all changes in shareholders' equity, except those arising from transactions with owners, and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. SFAS 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company is currently evaluating the presentation alternatives permitted by the statement.

     The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"), in June 1997 which establishes standards for the reporting of information relating to operating segments in annual financial statements, as well as disclosure of selected information in interim financial reports. Operating segments are defined as components of a company for which separate financial information is available and is used by management to allocate resources and assess performance. The statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," which requires reporting segment information by industry and geographic area. This statement is effective for year-end 1998 financial statements, and interim financial information will be required beginning in 1999. The Company is currently evaluating the segment information disclosure pursuant to SFAS 131.

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


(2)  Investments:

     A summary of investment components at December 31, 1997 consists of the following:

                                                                                                                     Amount at which
                                                                                                   Fair                shown in the
Type of Investment                                                          Cost                   Value              balance sheet
------------------                                                      ------------            ------------          -------------
Fixed maturities available for sale:
  Bonds:
    United States Government and
      government agencies and
      authorities ..........................................            $101,491,865            $102,945,945           $102,945,945
    States, municipalities and
      political subdivisions ...............................             219,788,108             226,044,611            226,044,611
      Public utilities .....................................              18,003,038              18,522,005             18,522,005
  All other corporate bonds ................................              13,413,734              13,737,197             13,737,197
                                                                        ------------            ------------           ------------
      Total fixed maturities
        available for sale .................................             352,696,745             361,249,758            361,249,758
                                                                        ------------            ------------           ------------
Equity securities:
Common stocks:
Public utilities ...........................................               2,673,124               3,203,122              3,203,122
Banks, trusts and insurance
  companies ................................................               4,036,308               4,819,806              4,819,806
Industrial, miscellaneous and
  all other ................................................              41,069,366              51,043,305             51,043,305
Non-redeemable preferred stock .............................                 147,000                 192,375                192,375
                                                                        ------------            ------------           ------------
  Total equity securities ..................................              47,925,798              59,258,608             59,258,608
                                                                        ------------            ------------           ------------
Short term investments .....................................              18,082,540              18,082,540             18,082,540
                                                                        ------------            ------------           ------------
  Total investments ........................................            $418,705,083            $438,590,906           $438,590,906
                                                                        ============            ============           ============

     Unrealized depreciation or appreciation of investments (before applicable income taxes) at December 31, 1997 and 1996 included gross unrealized gains on equity securities of $12,276,631 and $8,754,704, respectively; and gross unrealized losses on equity securities of $943,821 and $567,677, respectively; and gross unrealized gains on fixed maturities available for sale of $8,601,011 and $5,537,330 at December 31, 1997 and 1996, respectively; and gross unrealized losses on fixed maturities available for sale of $47,998 and $1,184,493 as of December 31, 1997 and 1996, respectively.

     Included in investments at December 31, 1997 are bonds on deposit with various regulatory authorities as required by law with a fair value of $8,870,200.

     There were no non-income producing fixed maturity investments for each of the years ended December 31, 1997, 1996 and 1995.

     All mortgage backed securities available as of December 31, 1997 and 1996 are obligations of various U.S. Government agencies and consist of GNMA, FHLMC or FNMA pass through securities. These securities are readily marketable.

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


   The gross unrealized gains and losses on debt securities as of December 31, 1997 and 1996 are as follows:

                                                                                               1997
                                                           -------------------------------------------------------------------------
                                                                                  Gross               Gross
                                                             Amortized          Unrealized          Unrealized             Fair
                                                               Cost               Gains               Losses               Value
                                                           ------------        ------------        ------------         ------------
Fixed maturities available for sale:

US Treasury securities and
  obligations of US government
  corporations and agencies .......................        $101,491,865        $  1,483,761        $    (29,681)        $102,945,945

Obligations of states and
  political subdivisions ..........................         219,788,108           6,257,453                (950)         226,044,611

Corporate securities ..............................          31,416,772             859,797             (17,367)          32,259,202
                                                           ------------        ------------        ------------         ------------

    Totals ........................................        $352,696,745        $  8,601,011        $    (47,998)         361,249,758
                                                           ============        ============        ============         ============

                                                                                               1996
                                                           -------------------------------------------------------------------------
                                                                                  Gross               Gross
                                                             Amortized          Unrealized          Unrealized             Fair
                                                               Cost               Gains               Losses               Value
                                                           ------------        ------------        ------------         ------------
Fixed maturities available for sale:

US Treasury securities and
  obligations of US government
  corporations and agencies .......................        $ 91,871,356        $    314,995        $   (634,327)        $ 91,552,024

Obligations of states and
  political subdivisions ..........................         188,150,708           4,458,433            (299,641)         192,309,500

Corporate securities ..............................          61,108,228             763,902            (250,525)          61,621,605
                                                           ------------        ------------        ------------         ------------

    Totals ........................................        $341,130,292        $  5,537,330        $ (1,184,493)        $345,483,129
                                                           ============        ============        ============         ============

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


     The amortized cost and fair value of debt securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   Fixed maturities available
                                                             for sale
                                                --------------------------------
                                                  Amortized             Fair
                                                    Cost               Value
                                                ------------        ------------
Due in one year or less ................        $ 24,563,680        $ 24,653,035

Due after one year
through five years .....................         102,214,605         104,868,192

Due after five years
through ten years ......................         115,972,146         119,296,900

Due after ten years ....................          69,636,609          71,192,336
                                                ------------        ------------

                                                 312,387,040         320,010,463

Mortgage backed securities .............          40,309,705          41,239,295
                                                ------------        ------------


  Totals ...............................        $352,696,745        $361,249,758
                                                ============        ============

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


     Proceeds from sales of investments in debt securities during 1997, 1996 and 1995 were $167,867,245, $171,112,392 and $209,230,556, respectively. Gross gains of  $1,365,460,  $1,121,305  and  $2,324,039  and  gross  losses  of $  868,944,
$1,437,369 and $ 1,330,386 were realized on the those sales in 1997, 1996 and 1995, respectively.

     Realized and unrealized investment appreciation (depreciation) on fixed maturities and equity securities for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                                                          Year ended December 31,
                                                                         ----------------------------------------------------------
                                                                             1997                   1996                  1995
                                                                         ----------------------------------------------------------
Realized gains (losses) on sale
of investments
  Fixed maturities ............................................          $    496,516           $   (316,064)          $    993,653
  Equity securities ...........................................            10,044,741              4,931,909              3,089,104
  Short-term investments ......................................              (116,124)               (26,712)                27,758
                                                                         ------------           ------------           ------------
  Realized investments gains ..................................            10,425,133              4,589,133              4,110,515
  Less: applicable income taxes ...............................            (3,648,797)            (1,606,197)            (1,438,680)
                                                                         ------------           ------------           ------------
Net realized investment gains .................................          $  6,776,336           $  2,982,936           $  2,671,835
                                                                         ============           ============           ============

Change in unrealized investment appreciation
(depreciation) of securities:
  Fixed maturities ............................................          $  4,200,177           $ (5,017,118)          $ 15,368,821
  Equity securities ...........................................             3,145,784              2,379,308              5,059,901
                                                                         ------------           ------------           ------------
  Unrealized investment gains (losses) ........................             7,345,961             (2,637,810)            20,428,722
  Less:  applicable deferred income taxes .....................            (2,571,086)               923,234             (7,150,053)
                                                                         ------------           ------------           ------------
  Net unrealized investment gains (losses) ....................          $  4,774,875           $ (1,714,576)          $ 13,278,669
                                                                         ============           ============           ============

     Net investment income from each major category of investments for the years indicated is as follows:

                                                                                          Year ended December 31,
                                                                         ----------------------------------------------------------
                                                                             1997                   1996                  1995
                                                                         ----------------------------------------------------------
Fixed maturities ...............................................         $ 20,192,031           $ 19,938,840           $ 19,933,777
Short-term investments .........................................            1,089,128              1,316,992              1,779,497
Equity securities ..............................................              814,341                734,939                678,038
                                                                         ------------           ------------           ------------
  Total investment income ......................................           22,095,500             21,990,771             22,391,312
Investment expenses ............................................             (770,435)              (720,577)              (732,381)
                                                                         ------------           ------------           ------------
  Net investment income ........................................         $ 21,325,065           $ 21,270,194           $ 21,658,931
                                                                         ============           ============           ============

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

     A summary of the underwriting accounts as of December 31, 1997 and 1996 is as follows:

                                                            December 31,
                                                   -----------------------------
                                                       1997             1996
                                                   -----------       -----------
Cash and short-term investments ............       $ 3,276,115       $ 3,554,109
Premiums receivable ........................        41,537,562        50,372,575
Reinsurance and other recoverables .........        23,942,068        34,366,554
                                                   -----------       -----------

Total Assets ...............................       $68,755,745       $88,293,238
                                                   ===========       ===========

Due to insurance pool members ..............       $27,251,208       $57,991,694
Reinsurance payable ........................        31,984,380        22,815,569
Funds withheld from reinsurers .............         5,043,576         2,756,157
Other liabilities ..........................         4,476,581         4,729,818
                                                   -----------       -----------

Total Liabilities ..........................       $68,755,745       $88,293,238
                                                   ===========       ===========

     The underwriting accounts above are not included in the accompanying consolidated balance sheets.

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


     (4)  Insurance Operations:

   Reinsurance Transactions

     Approximately 50%, 42% and 47% of the Company's insurance subsidiaries' direct and assumed gross premiums written for the years ended December 31, 1997, 1996 and 1995, respectively, have been reinsured by the pools with other companies on both a treaty and a facultative basis.

     In the event that all or any of the pool companies might be unable to meet their obligations to the pools, the remaining companies would be liable for such defaulted amounts on a pro rata pool participation basis. A contingent liability also exists with respect to reinsurance ceded since such transactions generally do not relieve the Company of its primary obligation to the policyholder and such reinsurance ceded would become a liability of the Company's insurance subsidiaries in the event that any reinsurer might be unable to meet the obligations assumed under the reinsurance agreements. All reinsurers must meet certain minimum standards of financial condition as established by the pools. The Company's largest reinsurers at December 31, 1997, were Arkwright Mutual Insurance Company ("Arkwright"), Lloyd's of London ("Lloyd's") and Utica Mutual Insurance Company ("Utica Mutual"), with aggregate recoverables of $38 million, $15 million and $14 million, respectively. The 1997 A.M. Best ratings for Arkwright and Utica Mutual are A+ and A, respectively. Lloyd's of London maintains a trust fund which was established for the benefit of all United States ceding companies. Lloyd's has reported substantial losses in recent years; however, the Company has not experienced difficulty in collecting amounts due from Lloyd's and the settlement of recoverables due the Company has not materially impacted its liquidity. In 1996 Equitas was formed to handle the run-off of years 1992 and prior for Lloyd's. However, given the uncertainty surrounding the sufficiency of assets in Equitas to meet its ultimate obligations, there is a reasonable possibility that the Company's collection efforts relating to its Lloyd's recoverables might be adversely affected in the future. The Company's exposure to reinsurers, other than Arkwright, Lloyds and Utica Mutual include reinsurance recoverables collectively from approximately 800 reinsurers or syndicates, and as of December 31, 1997, no single one of which was liable to the Company for an unsecured amount in excess of approximately $3.0 million.

     Funds withheld and letters of credit obtained under various reinsurance treaties amounted to approximately $62 million as of December 31, 1997. Reinsurance receivables as of December 31, 1997 and 1996 included an allowance for uncollectible reinsurance recoverables of $5,785,000 and $4,075,000 respectively.

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

     Reinsurance ceded and assumed relating to premiums written were as follows:

                           Gross          Ceded          Assumed
                          (direct)      to other       from other
Year Ended                 amount       companies       companies     Net amount
----------                 ------       ---------       ---------     ----------
December 31, 1997       $89,396,181    $61,728,408     $34,553,074   $62,220,847
December 31, 1996       113,566,184     64,752,583      41,699,626    90,513,227
December 31, 1995       150,647,712     87,527,861      34,697,354    97,817,205

         Reinsurance ceded and assumed relating to premiums earned were as follows:

                           Gross          Ceded          Assumed                  Percentage
                          (direct)      to other       from other                 of assumed
Year Ended                 amount       companies       companies     Net amount     to net
----------                 ------       ---------       ---------     ----------  ----------
December 31, 1997       $97,920,323    $47,875,999     $37,492,582   $87,536,906      43%
December 31, 1996       128,483,112     71,146,813      39,699,722    97,036,021      41
December 31, 1995       164,713,618     93,730,801      32,478,682   103,461,499      31

     Losses and loss adjustment expenses incurred are net of ceded reinsurance recoveries amounting to $26,912,355, $62,516,373 and $22,138,211 for the years ended December 31, 1997, 1996 and 1995, respectively.

   Unpaid Losses

     Unpaid losses are based on individual case estimates for losses reported and include a provision for losses incurred but not reported and for loss adjustment expenses. The following table provides a reconciliation of the consolidated liability for losses and loss adjustment expenses at the beginning and end of 1997, 1996 and 1995:

                                                                                               Year ended December 31,
                                                                                  -------------------------------------------------
                                                                                    1997                1996                1995
                                                                                  ---------           ---------           ---------
Net liability for losses and loss adjustment                                                       (in thousands)
  expenses at beginning of year ........................................          $ 227,370           $ 229,916           $ 212,377
                                                                                  ---------           ---------           ---------
Provision for losses and loss adjustment
 expenses occurring in current year ....................................             72,322              71,731              75,618
Decrease in estimated losses and loss
  adjustment expenses for claims occurring
  in prior years (1) ...................................................            (21,874)            (12,753)             (6,360)
Deferred income-loss portfolio
  assumption(2) ........................................................                320                 381                 458
                                                                                  ---------           ---------           ---------
Total losses and loss adjustment expenses incurred .....................             50,768              59,359              69,716
                                                                                  ---------           ---------           ---------
Less:
Losses and loss adjustment expense payments
 for claims occurring during:
   current year ........................................................             17,029              15,012              10,043
   prior years .........................................................             38,454              46,512              41,676
                                                                                  ---------           ---------           ---------
                                                                                     55,483              61,524              51,719
Add:
Deferred income-loss portfolio assumption (2) ..........................               (320)               (381)               (458)
                                                                                  ---------           ---------           ---------
Net Liability for losses and loss adjustment
  expenses at year end .................................................            222,335             227,370             229,916
                                                                                  ---------           ---------           ---------
Ceded unpaid loss and loss adjustment
 expenses ..............................................................            166,067             184,467             187,879
                                                                                  ---------           ---------           ---------
Gross unpaid losses and loss adjustment
  expenses at year end .................................................          $ 388,402           $ 411,837           $ 417,795
                                                                                  =========           =========           =========

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


     (1)The adjustment to the consolidated liability for losses and loss adjustment expenses for losses occurring in prior years reflects the net effect of the resolution of losses for other than full reserve value and subsequent readjustments of loss values.

     (2)Deferred income loss portfolio assumption represents the difference between cash received and unpaid loss reserves assumed as a result of the buyout of Pennsylvania National's and Lumber Mutual's net pool obligations which was initially capitalized and will be amortized over the payout period of the related losses.

     The insurance pools participated in the issuance of umbrella casualty insurance for various Fortune 1000 companies in the period from 1978 to 1983. Depending on the accident year, the insurance pools' maximum retention per occurrence ranged from $250,000 to $500,000. The Company's effective pool participation on such risks varied from 11% in 1978 to 30% in 1983. At December 31, 1997 and 1996, the Company's gross, ceded and net loss and loss adjustment expense reserves for Asbestos/Pollution policies amounted to $25.0 million, $16.0 million and $9.0 million, and $23.5 million, $15.0 million and $8.5 million, respectively. Net paid losses resulting from Asbestos/Pollution losses during 1997, 1996 and 1995 amounted to $508,000, $811,000 and $545,000, respectively. As of December 31, 1997, the Company had approximately 430 policies which had at least one claim relating to Asbestos/Pollution exposures. Unpaid losses and loss adjustment expenses are recorded for reported claims regarding Asbestos/Pollution exposures, including the cost of litigation expenses, when sufficient information is present to indicate the involvement of a specific insurance policy and the Company can reasonably estimate this liability. The Company believes that the uncertainty surrounding Asbestos/Pollution exposures, including issues as to insureds' liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions, all affect the estimation of ultimate losses. Under such circumstances, it is difficult to determine the ultimate loss for Asbestos/Pollution related claims. Given the uncertainty in this area, losses from Asbestos/Pollution related claims are likely to adversely impact the Company's results from operations in future years and may vary materially from such reserves reported as of December 31, 1997. However, the Company believes that, in aggregate, the unpaid loss and loss adjustment expense reserves as of December 31, 1997, allow for an adequate provision and that the ultimate resolution of the Asbestos/Pollution claims will not have a material impact on the Company's financial position.

   Salvage and Subrogation

     Estimates of salvage and subrogation recoveries on paid and unpaid losses have been recorded as a reduction of unpaid losses amounting to $6,833,720 and $6,888,733 at December 31, 1997 and 1996, respectively.

   Deferred Policy Acquisition Costs

     Deferrable acquisition costs amortized to income amounted to $16,582,623, $18,827,794, and $21,017,503 for the years ended December 31, 1997, 1996 and
1995, respectively.

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


     (5)  Property, Improvements and Equipment, Net:

     Property improvements and equipment, net at December 31, 1997 and 1996 include the following.

                                                      1997              1996
                                                   -----------      -----------
Office furniture and equipment ...............     $ 1,452,923      $ 1,335,519
Computer equipment ...........................       1,916,493        1,346,960
Leasehold improvements .......................       2,409,683        2,255,928
                                                   -----------      -----------
                                                     5,779,099        4,938,407

Less:  accumulated depreciation
    and amortization .........................      (3,413,446)      (2,831,320)
                                                   -----------      -----------

Property, improvements and equipment, net ....     $ 2,365,653      $ 2,107,087
                                                   ===========      ===========

     Depreciation and amortization expense for the years ended December 31, 1997, 1996 and 1995 amounted to $582,126, $442,945 and $520,011, respectively.

     (6)  Income Taxes:

     The components of deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

                                                           December   31,
                                                     ---------------------------
                                                         1997           1996
                                                     ---------------------------
Deferred Tax Assets:

Loss reserve discounting .......................     $13,549,308     $14,390,810
Unearned premiums ..............................       2,154,156       3,926,280
State and local income tax carryforward ........         423,300          68,748
Deferred rent liability ........................         410,237         446,258
Bad debt reserve ...............................       2,269,750       1,688,750
Other ..........................................         319,945         331,643
                                                     -----------     -----------
Total deferred tax assets ......................      19,126,696      20,852,489
                                                     -----------     -----------

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


   Deferred Tax Liabilities:

                                                             December 31,
                                                      --------------------------
                                                         1997            1996
                                                      --------------------------

Deferred policy acquisition costs ..............       1,948,621       3,816,484
Unrealized appreciation of investments .........       6,960,037       4,388,952
Deferred income-loss portfolio assumption ......         240,279         352,409
Discount on accrued salvage and subrogation ....         374,378         376,987
Other ..........................................       1,166,612         786,054
                                                     -----------     -----------

Total deferred tax liabilities .................      10,689,927       9,720,886
                                                     -----------     -----------

Net deferred tax assets ........................     $ 8,436,769     $11,131,603
                                                     ===========     ===========

     The state and local income tax carryforward of $423,300 as of December 31, 1997 can be carried forward against future state and local tax liabilities until the year 2012.

     The Company has no valuation allowance and believes that total deferred tax assets at December 31, 1997 will more likely than not be fully realized.

     Income tax provisions differ from the amounts computed by applying the Federal statutory rate to income before income taxes as follows:

                                                       Year ended December 31
                                                      ------------------------
                                                      1997      1996      1995
                                                      ----      ----      ----

Income taxes at the Federal statutory rate .......    35.0%     35.0%     35.0%
Tax exempt interest ..............................    (12.5)    (12.8)    (15.2)
State income taxes ...............................    (0.5)      0.2       1.3
Net bond amortization ............................     1.9       1.8       1.7
Investment income proration ......................     1.7       1.7       2.1
Effect of change in tax rates ....................      --        --      (1.7)
Other, net .......................................      --      (0.9)     (0.8)
                                                      ----      ----      ----
Income tax provisions ............................    25.6%     25.0%     22.4%
                                                      ====      ====      ====

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


     Federal  income  tax  payments  amounted  to  $9,335,632,   $7,339,913  and
$4,332,559 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Federal income taxes payable at December 31, 1997 and 1996 included in other liabilities amounted to $386,970 and $640,336, respectively.

(7)  Statutory Income and Surplus:

     The Company's insurance subsidiaries are limited, based on the lesser of 10% of statutory basis surplus or 100% of net investment income, as defined under New York Insurance Law, in the amount of dividends they could pay without regulatory approval. The maximum amount which may be paid to the holding company out of December 31, 1997 surplus is approximately $18,184,000.

     Consolidated statutory net income and surplus of the Company's insurance subsidiaries were as follows for the periods indicated:

                                              Consolidated         Consolidated
                                                Statutory           Statutory
                                                net income           surplus
                                              ------------         ------------
December 31, 1997                             $ 36,758,000         $181,844,000
December 31, 1996                               26,542,000          160,929,000
December 31, 1995                               20,476,000          148,785,000

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


(8)  Employee Retirement Plans:

     The Company maintains two retirement plans for the benefit of employees. Both plans provide for 100% vesting upon completion of three years of service. The Money Purchase Plan provides for a contribution equal to 7-1/2% of an employee's cash compensation, including bonuses, for each year of service during which the employee has completed 1000 hours of service and is employed on the last day of the plan year. The Profit Sharing plan does not require any specific contribution but any contribution made is subject to the restrictions set forth above for the Money Purchase Plan. Contribution and related administration expenses for the years ended December 31, 1997, 1996 and 1995 amounted to $978,997, $991,469 and $1,038,633, respectively.

(9)  Debt:

     In 1994 the Company and a bank entered into a $10,000,000 credit agreement which was subsequently amended in 1996 to $25,000,000. The interest rate on the loan is fixed, at the Company's option, for a period of one to six months. The Company has elected to pay interest at an effective rate of approximately 6.62% on the outstanding principal balance of the loan at December 31, 1997 of $22,458,413. The interest rate was equal to the bank's Adjusted London Interbank Offered Rate at the time of the interest rate adjustment period, plus .65 of 1%. Principal repayments are paid quarterly in equal installments of $1,250,000 and end on June 30, 2002. The Company has the option to prepay amounts in excess of the required repayments. At the Company's option, the interest rate may be based on either (a) the higher of the bank's prime rate or the applicable Federal Funds Rate, plus 1/2 of 1% or (b) the bank's adjusted certificate of deposit rate, plus .775 of 1%.

     The bank loan agreement requires the Company to maintain a minimum net worth of $125,000,000 plus 50% of net profits earned during each year on a cumulative basis. In addition, other significant covenants include limitations on total indebtedness, investment purchases, pledging and sales of assets and requires the Company's insurance subsidiaries to maintain a certain statutory surplus, gross and net premiums written to surplus ratios and total liabilities to surplus ratio. The Company was in compliance with all financial covenants as stipulated in the bank loan agreement as of December 31, 1997. The credit agreement provides for a facility fee of .15 of 1% on the outstanding balance.

     The Company has an unsecured credit facility with the same bank that allows the Company to borrow up to $5,000,000. Interest is based on the bank's international short-term lending rate. The credit facility provides for a commitment fee of 1/8 of 1% on the average unused available credit balance. No amounts were outstanding under this credit facility as of December 31, 1997 and 1996, respectively.

     Interest paid amounted to $1,464,240, $1,020,737 and $437,653 for the years ended December 31, 1997, 1996 and 1995.

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


(10) Commitments:

     The Company maintains various non-cancelable operating leases to occupy office space. The lease terms expire on various dates through December 30, 2003.

     The aggregate minimum annual rental payments under various operating leases for office facilities as of December 31, 1997 are as follows:

                                                                        Amount
                                                                      ----------
1998 ................................................                 $1,139,247

1999 ................................................                  1,205,122

2000 ................................................                  1,184,832

2001 ................................................                  1,184,832

2002 ................................................                  1,184,832

thereafter ..........................................                  1,184,832
                                                                      ----------
Total ...............................................                 $7,083,697
                                                                      ==========

     The operating leases also include provisions for additional payments based on certain annual cost increases. Rent expense for the years ended December 31, 1997, 1996 and 1995 amounted to $1,049,119, $1,001,295 and $1,017,380.

     As of December 31, 1997, the Company is not involved in any litigation which would require disclosure in the financial statements or would have a material effect on the Company's financial statements.

     In connection with the formation of MMO UK LTD, in 1997, as corporate capital for Lloyd's Syndicate 1265, the Company obtained an unsecured letter of credit from a bank in pounds sterling with a US dollar equivalent of approximately $17,160,000 as of December 31, 1997.

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


(11) Common Stock Repurchase Plan and Shareholders' Equity:

     The Company has a common stock repurchase plan which authorizes the repurchase of up to $55,000,000, at prevailing market prices, of the Company's issued and outstanding shares of common stock on the open market. As of December 31, 1997, the Company had repurchased a total of 2,115,728 shares of common stock under this plan at a total cost of $38,562,528 at market prices ranging from $16.50 to $26.88 per share.

     In connection with the acquisition of MMO in 1991, the Company also acquired 3,215,958 shares of its own common stock available by MMO and recorded such shares as treasury stock at MMO's original cost of $3,919,129.

     A reconciliation of basic and diluted EPS for each of the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                             (In Thousands except for per share amounts)
                                                1997                             1996                             1995
                                    -----------------------------    -----------------------------    ------------------------------
                                       Net                            Net                              Net
                                     Income    Shares   Per Share    Income     Shares   Per Share    Income      Shares   Per Share
                                    -------    ------   ---------    ------     ------   ---------    ------      ------   ---------
Basic EPS:                          $26,368     9,849     $2.68      $22,625    10,499     $2.15      $20,120     11,299     $1.78

Effect of
Dilutive Securities:

Stock Options                          --          23       .01         --          25      --           --           42       .01
                                    -------   -------     -----      -------   -------     -----      -------    -------     -----

Diluted EPS                         $26,368     9,872     $2.67      $22,625    10,524     $2.15      $20,120     11,341     $1.77
                                    =======   =======     =====      =======   =======     =====      =======    =======     =====

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

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

     A summary of activity under the stock option plans for the years ended December 31, 1997 1996 and 1995 follows:

                                          1997                                1996                             1995
                               ----------------------------------------------------------------------------------------------------
                               Number          Option             Number           Option             Number          Option
Shares Under                   of              Price              of               Price              of              Price
   Option                      Shares          Per Share          Shares           Per Share          Shares          Per Share
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding,
beginning of
year                           373,200         $13.78-$22.92       528,500         $13.00-$22.92       623,400        $13.00-$23.87

Granted                           --                    --          20,000         $17.22-$17.58       210,500               $15.79

Exercised                      (79,900)        $13.78-$15.79      (162,800)        $13.00-$15.56        (1,900)       $13.00-$13.78

(Forfeited)                    (50,200)        $15.56-$22.92       (12,500)        $15.79-$22.33      (303,500)       $22.92-$23.87
                               -------                            --------                            --------
Outstanding,
end of year                    243,100         $13.78-$22.92       373,200         $13.78-$22.92       528,500        $13.00-$22.92
                               =======                            ========                            ========
Exercisable,
end of year                     95,356         $13.78-$22.92       135,389         $13.78-$22.92       240,533        $13.00-$22.92
                               =======                            ========                            ========

     In 1995, 210,500 options granted in prior years with option prices ranging from $22.33 to $23.87 were repriced at $15.79. The effect on net income for the year ended December 31, 1995 was immaterial.

     The Company has elected to measure compensation expense for employee stock options under APB No. 25 as permitted by SFAS 123, "Accounting for Stock Based Compensation." Under, SFAS 123, the Company is required to disclose the pro forma effects on net income of applying a fair value method of measuring compensation expense.

     The pro forma effect on the years ended December 31, 1997, 1996 and 1995 is as follows:

                                    1997              1996             1995
                                    ----              ----             ----
Net income - as reported         $26,367,740       $22,624,618      $22,119,862

Net income - pro forma           $26,261,229       $22,513,184      $20,114,511

Diluted EPS - as reported              $2.67             $2.15            $1.77

Diluted EPS - pro forma                $2.66             $2.14            $1.77

     In determining the pro forma effect on net income, the fair value of options granted in 1996 and 1995 was estimated at the grant date using the
Black-Scholes option-pricing model with the following weighted average assumptions in 1996 and 1995, respectively; dividend yield of 2.2% and 2.4%; expected volatility of 25% and 28%; expected lives of 5 years for each year and a risk-free interest rate of 6% and 5.38%. There were no options granted in 1997.

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

                          FINANCIAL STATEMENT SCHEDULES
            SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  NYMAGIC, INC.

                                 Balance Sheets
                                (Parent Company)

                                                                                 December 31,
                                                                  -----------------------------------------
                                                                       1997                        1996
                                                                  -----------------------------------------
Assets:
Cash ......................................................       $     205,516               $      17,000
Short term investments ....................................           6,000,000                   5,000,000
Investment in subsidiaries ................................         218,563,990                 201,367,648
Due from subsidiaries .....................................           2,666,372                   2,227,007
Other assets ..............................................           2,663,530                   1,829,191
                                                                  -------------               -------------
    Total assets ..........................................       $ 230,099,408               $ 210,440,846
                                                                  =============               =============

Liabilities:
Notes payable .............................................       $  22,458,413               $  20,438,413
Dividends payable .........................................             966,031                   1,014,305
Other liabilities .........................................             155,621                     136,402
                                                                  -------------               -------------
  Total Liabilities .......................................          23,580,065                  21,589,120
                                                                  -------------               -------------

Shareholders' equity:
Common stock ..............................................          14,991,992                  14,911,992
Paid in capital ...........................................          27,529,877                  26,258,259
Unrealized appreciation of
  investments (net of deferred income taxes) ..............          12,925,785                   8,150,910
Foreign currency adjustment ...............................               6,000                        --
Retained earnings .........................................         193,547,346                 171,089,462
Treasury stock ............................................         (42,481,657)                (31,558,897)
                                                                  -------------               -------------
    Total shareholders' equity ............................         206,519,343                 188,851,726
                                                                  -------------               -------------
    Total liabilities and shareholders' equity ............       $ 230,099,408               $ 210,440,846
                                                                  =============               =============

                              Statements of Income
                                (Parent Company)

                                                      Year Ended           Year Ended          Year Ended
                                                     December 31,         December 31,        December 31,
                                                         1997                 1996                1995
                                                     ------------         ------------        ------------
Revenues:
Cash dividends from subsidiary ..................    $ 17,850,262         $ 12,950,071        $ 12,357,008
Net investment income ...........................          21,070                  676                --
                                                     ------------         ------------        ------------
                                                       17,871,332           12,950,747          12,357,008
                                                     ------------         ------------        ------------
Expenses:
Operating expenses ..............................       2,197,039            1,552,852           2,604,577
Income tax benefit ..............................        (754,480)            (561,073)           (955,981)
                                                     ------------         ------------        ------------
                                                        1,442,559              991,779           1,648,596
                                                     ------------         ------------        ------------

Income before equity income .....................      16,428,773           11,958,968          10,708,412
Equity in undistributed earnings
of subsidiaries .................................       9,938,967           10,665,650           9,411,450
                                                     ------------         ------------        ------------

Net income ......................................    $ 26,367,740         $ 22,624,618        $ 20,119,862
                                                     ============         ============        ============

            SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  NYMAGIC, INC.

                            Statements of Cash Flows
                                (Parent Company)

                                                                            Year Ended            Year Ended            Year Ended
                                                                           December 31,          December 31,          December 31,
                                                                               1997                  1996                  1995
                                                                           ------------          ------------          ------------
Cash flows from operating activities:
Net income .......................................................         $ 26,367,740          $ 22,624,618          $ 20,119,862
                                                                           ------------          ------------          ------------

Adjustments to reconcile net income
   to cash provided by operating activities:
   Equity in undistributed earnings of
     subsidiaries ................................................           (9,938,967)          (10,665,650)           (9,411,450)
   Increase in other assets ......................................             (834,339)             (359,403)             (222,715)
   (Increase)decrease in due from subsidiaries ...................             (439,365)              527,868              (429,902)
   (Decrease) Increase in other liabilities ......................               19,219               (11,312)                6,586
                                                                           ------------          ------------          ------------
Net cash provided by operating activities ........................           15,174,288            12,116,121            10,062,381
                                                                           ------------          ------------          ------------

Cash flows from investing activities:
   Short term investments acquired ...............................          (13,800,000)           (5,000,000)                 --
   Short term investments matured ................................           12,800,000                  --                    --
   Investment in subsidiaries ....................................           (2,476,500)                 --                    --
                                                                           ------------          ------------          ------------
   Net cash used in investing activities .........................           (3,476,500)           (5,000,000)                 --
                                                                           ------------          ------------          ------------

Cash flows from financing activities:
   Proceeds from stock options exercised .........................            1,351,618             2,487,472               199,463
   Cash dividends paid to stockholders ...........................           (3,958,130)           (4,236,947)           (4,542,123)
   Repurchase of common stock ....................................          (10,922,760)          (13,080,321)          (11,440,936)
   Proceeds from borrowings ......................................            9,520,000            14,211,472            15,118,449
   Loan principal payments .......................................           (7,500,000)           (6,500,000)           (9,411,764)
                                                                           ------------          ------------          ------------

Net cash used in
   financing activities ..........................................          (11,509,272)           (7,118,324)          (10,076,911)
                                                                           ------------          ------------          ------------

Net increase (decrease) in cash ..................................              188,516                (2,203)              (14,530)

Cash at beginning of period ......................................               17,000                19,203                33,733
                                                                           ------------          ------------          ------------

Cash at end of period ............................................         $    205,516          $     17,000          $     19,203
                                                                           ============          ============          ============

                                  NYMAGIC, INC.
                  SCHEDULE V-VALUATION AND QUALIFYING ACCOUNTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

--------------------------------------------------------------------------------
COLUMN A                   COLUMN B       COLUMN C      COLUMN D      COLUMN E
--------------------------------------------------------------------------------
DESCRIPTION                Balance at                                  Balance
                           beginning                                   close of
                           of period      Additions    Deductions       period
--------------------------------------------------------------------------------
December 31, 1997:
 Allowance for
    doubtful accounts...   $4,825,000    $1,930,261     $(270,261)    $6,485,000

December 31, 1996:
 Allowance for
  doubtful accounts.....    3,025,000     2,155,271      (355,271)     4,825,000

NYMAGIC, INC.
SCHEDULE VI - SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS.
(In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                CLAIMS AND CLAIMS
                                                                                                EXPENSES INCURRED     AMORTIZATION
                     DEFERRED      RESERVE FOR                                                     RELATED TO          OF DEFERRED
AFFILIATION           POLICY       UNPAID CLAIMS           UNEARNED     NET          NET      ---------------------      POLICY
   WITH             ACQUISITION     AND CLAIMS             PREMIUM     EARNED     INVESTMENT  CURRENT       PRIOR      ACQUISITION
REGISTRANT             COSTS         EXPENSES    DISCOUNT  RESERVE    PREMIUMS      INCOME      YEAR         YEAR         COSTS
------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1997     $ 5,567        $388,402       --     $55,188    $ 87,537      $21,325    $72,322     ($21,874)     $16,583
CONSOLIDATED
SUBSIDIARIES

DECEMBER 31, 1996      10,904         411,837       --      66,652      97,036       21,270     71,731      (12,753)      18,828
CONSOLIDATED
SUBSIDIARIES

DECEMBER 31, 1995      11,661         417,795       --      79,569     103,461       21,659     75,618       (6,360)      21,018
CONSOLIDATED
SUBSIDIARIES


----------------------------------------------
AFFILIATION              PAID CLAIMS
   WITH                   AND CLAIMS  PREMIUMS
REGISTRANT                 EXPENSES   WRITTEN
----------------------------------------------
DECEMBER 31, 1997           $55,483   $62,221
CONSOLIDATED
SUBSIDIARIES

DECEMBER 31, 1996            61,524    90,513
CONSOLIDATED
SUBSIDIARIES

DECEMBER 31, 1995            51,719    97,817
CONSOLIDATED
SUBSIDIARIES

                                  NYMAGIC, INC.
                                    FORM 10-K

                     For Fiscal Year Ended December 31, 1997


                                  Exhibit Index

Exhibit                                                           Sequentially
Number             Description                                    Numbered Page
------             -----------                                    -------------
3.1                Charter                                        Incorporated herein by reference

3.3                By-laws

4.0                Specimen Certificate of Common Stock           Incorporated herein by reference

10.2               Restated Management Agreement dated as of      Incorporated herein by reference
                   January  1,  1986,  by and  among  Mutual
                   Marine Office, Inc. and  Arkwright-Boston
                   Manufacturers  Mutual Insurance  Company,
                   Utica Mutual  Insurance  Company,  Lumber
                   Mutual Insurance Company,  the Registrant
                   and Pennsylvania National Mutual Casualty
                   Insurance Company

10.2.2             Amendment    to    Restated    Management      Incorporated herein by reference
                   Agreement, dated as of December 30, 1988,
                   and among Mutual Marine Office,  Inc. and
                   Arkwright Mutual Insurance Company, Utica
                   Mutual Insurance  Company,  Lumber Mutual
                   Insurance  Company,  the  Registrant  and
                   Pennsylvania   National  Mutual  Casualty
                   Insurance Company

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

10.4               Restated Management Agreement dated as of      Incorporated herein by reference
                   January  1,  1986,  by and  among  Mutual
                   Inland    Marine    Office,    Inc.   and
                   Arkwright-Boston   Manufacturers   Mutual
                   Insurance Company, Utica Mutual Insurance
                   Company, Lumber Mutual Insurance Company,
                   the Registrant and Pennsylvania  National
                   Mutual Casualty Insurance Company

Exhibit                                                           Sequentially
Number             Description                                    Numbered Page
------             -----------                                    -------------
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


10.6               Restated Management Agreement dated as of      Incorporated herein by reference
                   January  1,  1986,  by and  among  Mutual
                   Marine  Office of the  Midwest,  Inc. and
                   Arkwright-Boston   Manufacturers   Mutual
                   Insurance Company, Utica Mutual Insurance
                   Company, Lumber Mutual Insurance

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

10.8               Restated Management Agreement dated as of      Incorporated herein by reference
                   January  1,  1986,  by and among  Pacific
                   Mutual    Marine    Office,    Inc.   and
                   Arkwright-Boston   Manufacturers   Mutual
                   Insurance    Company,    Lumber    Mutual
                   Insurance Company, Utica Mutual Insurance
                   Company,  the Registrant and Pennsylvania
                   National   Mutual   Casualty    Insurance
                   Company

Exhibit                                                           Sequentially
Number             Description                                    Numbered Page
------             -----------                                    -------------
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

28                 Schedule P as of December 31, 1997.