Form 10-Q
period 1998-03-31
NYMAGIC INC
filed 1998-05-15
CIK 847431

FORM 10-Q
                                     SECURITIES AND EXCHANGE COMMISSION


                                 Quarterly Report Under Section 13 or 15(d)
                                   of the Securities Exchange Act of 1934


For Quarter Ended                                     March 31, 1998

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

   On April 1, 1998 there were 9,673,406 shares of common stock, $1.00 par value outstanding.

                                               NYMAGIC, INC.
                                                   INDEX



Part I.           FINANCIAL INFORMATION:                                PAGE NO.

    Consolidated Balance Sheets
      March 31, 1998 and December 31, 1997                                    2

    Consolidated Statements of Income
      March 31, 1998 and March 31, 1997                                       3

    Consolidated Statements of Cash Flows
      March 31, 1998 and March 31, 1997                                       4

    Notes to Consolidated Financial Statements                                5

    Management's Discussion And Analysis of Financial
      Condition and Results of Operations                                     6

Part II.          OTHER INFORMATION                                           9

                                               NYMAGIC, INC.
                                        CONSOLIDATED BALANCE SHEETS
                                                (unaudited)

                                                 March 31,         December 31,
                                                   1998                1997
                                                   ----                ----
                                  ASSETS
Investments:
Fixed maturities available for sale,
  at fair value (amortized cost
  $354,885,903 and $352,696,745)           $362,845,683            $361,249,758
Equity securities at fair value (cost
  $48,071,814 and $47,925,798)               64,032,353              59,258,608
Short-term investments                       29,291,801              18,082,540
                                          -------------           -------------
  Total investments                         456,169,837             438,590,906
                                           ------------            ------------
Cash                                          1,197,500               1,042,310
Accrued investment income                     5,331,478               6,322,370
Premiums and other receivables, net          30,054,926              40,635,164
Reinsurance receivables                     185,736,165             175,657,952
Deferred policy acquisition costs             4,603,403               5,567,488
Prepaid reinsurance premiums                 21,766,362              24,414,620
Deferred income taxes                         7,156,198               8,436,768
Property, improvements and equipment, net     2,727,350               2,365,653
Other assets                                  5,800,956               4,869,609
                                        ---------------         ---------------
  Total assets                             $720,544,175            $707,902,840
                                           ============            ============

                               LIABILITIES
Unpaid losses and loss adjustment expenses $391,022,918            $388,401,548
Reserve for unearned premiums                49,983,694              55,188,281
Ceded reinsurance payable                    25,294,233              27,307,129
Notes payable                                21,208,413              22,458,413
Other liabilities                            18,253,884               7,062,095
Dividends payable                               967,341                 966,031
                                          -------------           -------------
  Total liabilities                         506,730,483             501,383,497
                                          -------------             -----------

                      SHAREHOLDERS' EQUITY
Common stock                                 15,008,992              14,991,992
Paid-in capital                              27,855,039              27,529,877
Accumulated other comprehensive income       15,587,207              12,931,785
Retained earnings                           197,956,480             193,547,346
                                          -------------           -------------
                                            256,407,718             249,001,000
Treasury stock, at cost,
  5,335,586 and 5,331,686 shares            (42,594,026)            (42,481,657)
                                       ----------------        ----------------

  Total shareholders' equity                213,813,692             206,519,343
                                          -------------           -------------
  Total liabilities and shareholders'equity $720,544,175           $707,902,840
                                           ============            ============




                          The  accompanying  notes are an integral part of these
consolidated financial statements.

                                               NYMAGIC, INC.
                                     CONSOLIDATED STATEMENTS OF INCOME
                                                (unaudited)
                                                     Three months ended
                                                         March 31,
                                             1998                     1997
                                             ----                     ----
Revenues:

Net premiums earned                         $27,501,492             $21,409,018
Net investment income                         5,384,363               5,376,297
Realized investment gains                     3,730,564               2,010,278
Commission and other income                     340,782                  91,810
                                            ------------        ----------------

         Total revenues                      36,957,201              28,887,403
                                            ------------            ------------

Expenses:

Losses and loss adjustment expenses incurred 20,879,655              12,048,098
Policy acquisition expenses                   2,874,114               4,665,386
General and administrative expenses           5,873,262               4,034,937
Interest expense                                377,811                 258,127
                                           -------------            ------------

         Total expenses                      30,004,842              21,006,548
                                             -----------              ----------

Income before income taxes                    6,952,359               7,880,855
Income taxes:
   Current                                    1,707,388               2,215,390
   Deferred                                    (131,504)               (205,631)
                                               ---------               ---------
     Total income taxes                       1,575,884               2,009,759
                                              ----------              ----------

   Net income                                $5,376,475              $5,871,096
                                              ==========              ==========



Weighted average shares of
common stock outstanding-basic                9,669,102     10,143,052

Basic earnings per share                $            .56         $           .58
                                        ================         ===============


Weighted average shares of common             9,702,134     10,168,836
stock outstanding-diluted

Diluted earnings per share              $            .55         $           .58
                                        ================         ===============


Dividends declared per shares       $            .10             $           .10
                                    ================             ===============




                    The accompanying notes are an integral part of these consolidated financial statements.

                                               NYMAGIC, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (unaudited)
                                                      Three months ended
                                                            March 31,
                                                  1998                     1997
                                                  ----                     ----
Cash flows from operating activities:
   Net income                              $  5,376,475           $   5,871,096
                                           ------------           -------------
Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:
   Provision for deferred taxes                (131,504)               (205,631)
   Realized investment gains                 (3,730,564)             (2,010,278)
   Net bond amortization                        546,274                 407,412
   Depreciation and other, net                  152,560                 115,944

Changes in:
   Premiums and other receivables            10,580,238              10,321,257
   Reinsurance receivables                  (10,078,213)              6,051,243
   Ceded reinsurance payable                 (2,012,896)             (2,807,560)
   Accrued investment income                    990,892                 408,769
   Deferred policy acquisition costs            964,085                 715,417
   Prepaid reinsurance premiums               2,648,258               1,025,476
   Other assets                                (931,347)               (275,257)
   Unpaid losses and loss adjustment expenses 2,621,370              (5,503,016)
   Reserve for unearned premiums             (5,204,587)             (5,413,848)
   Other liabilities                         11,191,789               1,758,592
   Other                                         33,000                ------
                                                ------           ---------------
     Total adjustments                        7,639,355               4,588,520
                                           ------------          --------------

Net cash provided by operating activities    13,015,830              10,459,616
                                             ----------              ----------

Cash flows from investing activities:
   Fixed maturities acquired                (36,035,087)            (70,466,361)
   Equity securities acquired               (11,146,410)            (12,588,032)
   Net (purchase) sale of short-term investments 1,208,656)             106,043
   Fixed maturities  matured                  4,626,118               7,569,293
   Fixed maturities  sold                    29,214,047              56,738,192
   Equity securities sold                    14,189,843              13,926,382
   Acquisition of property & equipment, net    (514,257)               (198,299)
                                            -----------           -------------
Net cash used in investing activities       (10,874,402)             (4,912,782)
                                           ------------            ------------

Cash flows from financing activities:
   Proceeds from stock issuance                 342,162                 149,870
   Cash dividends paid to stockholders         (966,031)             (1,014,305)
   Net repurchase of common stock              (112,369)               (179,687)
   Loan principal repayments                 (1,250,000)             (5,000,000)
                                          -------------           -------------
Net cash used in financing activities        (1,986,238)             (6,044,122)
                                            -----------             -----------

Net increase (decrease) in cash                 155,190                (497,288)
Cash at beginning of period                   1,042,310                 701,086
                                         --------------         ---------------
Cash at end of period                    $    1,197,500          $      203,798
                                         ==============          ==============



                      The accompanying notes are an integral part of these consolidated financial statements.

                                               NYMAGIC, INC.
                                 Notes to Consolidated Financial Statements

1) The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary for a fair presentation of results for such periods. Adjustments to financial statements consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2) Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", ("SFAS 130"), became effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for the reporting and presentation of comprehensive income and its components. Comprehensive income encompasses all changes in shareholders' equity, except for those arising from transactions with owners, and includes net income, net unrealized capital gains or losses on securities and foreign currency translation adjustments.

     The Company's comparative comprehensive income follows:
                                                        Three months ended
                                                             March 31,
                                                 1998                      1997
                                                          (in thousands)

         Net income                              $5,376                  $5,871
         Other comprehensive income (loss), net of tax:
              Unrealized gains (losses) on securities
                     ($4,034 and ($6,635) pretax) 2,622                  (4,313)
              Foreign currency translation adjustment33                     ---
                                       --------------------        -------------
         Other comprehensive income (loss)      2,655                    (4,313)
-----                                      ------------              -----------

         Total comprehensive income            $8,031                    $1,558
                                            =========               ===========




     Amounts reported in net income and other comprehensive income:
                                                         Three months ended
                                                              March 31,
                                                 1998                      1997
                                                           (in thousands)

         Net change in unrealized gain (loss)   $2,622                  $(4,313)
         Net change in foreign currency translation adjustment 33           ---
         Realized gains, net of tax             2,425                     1,307
                                              -------               -----------
         Holding gains (losses) arising during period, net of tax 5,080 (3,006) Reclassification adjustment for realized gains, net of tax
           recorded in income statement        (2,425)                   (1,307)
                                           ----------                 ----------
         Other comprehensive income (loss) for the period,
              net of reclassification adjustment $2,655                 $(4,313)
                                                    =========         =========

                                             NYMAGIC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       AND RESULTS OF OPERATIONS

   Net premiums earned increased 28% to $27,501,492 in the first quarter ended March 31, 1998 from $21,409,018 for the first quarter of 1997. Included in 1998 premiums earned was a one time assumption of premiums, of approximately $14,200,000 of ocean marine business, that emanated from the Company's Lloyd's of London syndicate which commenced operations in the current year. The domestic insurance companies recorded reductions in premiums earned in all major lines of business. An 8% decline in ocean marine premium earned was recorded as competition remains intense and adversely affected premium rates. Aviation premiums earned decreased by 84% in 1998 mainly due to the effects of purchasing additional reinsurance protection. This is consistent with the Company's strategy of minimizing risk as the underwriting climate for gross premiums remain soft. The other liability line decreased 32% as a result of the soft casualty market which allowed for a decline in premium production.


   Losses and loss adjustment expenses incurred as a percentage of net premiums earned were 75.9% for the three months ended March 31, 1998 as compared to 56.3% for the first quarter of 1997. The loss ratio for the assumption of premiums, in the Company's Lloyd's syndicate in 1998, was equal to approximately 100% and had the effect of increasing this ratio significantly. Absent this business, the loss ratio would have been approximately 50%. The domestic insurance companies recorded favorable net loss experience in the Company's core ocean marine line due to lower retention levels per loss. This benefit was offset partially by increases in the aviation loss ratio which was brought by premium rate reductions.

   Policy acquisition costs as a percentage of net premiums earned for the three months ended March 31, 1998 were 10.5% as compared with 21.8% for the same period of the prior year. The reduction in the ratio is primarily attributable to the one time assumption of premiums in 1998 which was written without commission expense. Also, contributing to the overall decline were ceded override commissions in our aviation line. This resulted in reducing net commissions at a greater rate than the decline in premiums.

   Interest expense increased to $377,811 for the three months ended March 31, 1998 from $258,127 for the same period of the prior year as a result of an increase in loan principal outstanding.

   Net investment income for the three months ended March 31, 1998 of $5,384,363 remained flat with the same period of 1997 as a result of a larger invested asset base offset by a decrease in investment yield in the Company's fixed maturity portfolio resulting from additional purchases of tax exempt securities and lower overall interest rates.

   General and administrative expenses increased by 46% in 1998 over the first quarter of 1997.The increase includes operating expenses for our recently acquired Lloyd's of London agency and syndicate. Also, certain one time expenses were incurred in connection with the assumption of premiums in our Lloyd's syndicate. Lastly, contributing to the overall increase were expenses associated with two employee benefit plans adopted by the Board of Directors in the first quarter of 1998.
                                                     6

                                             NYMAGIC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                    AND RESULTS OF OPERATIONS CONTINUED

   Realized investment gains of $3,730,564 for the three months ended March 31, 1998 result mainly from the sale of appreciated equity securities.

   The Company reported net income of $5,376,475 or $.55 per share for the three months ended March 31, 1998 as compared to net income of $5,871,096 or $.58 per share for the same period of 1997.

   The Company believes that short-term investments of $29,291,801 together with its available line of credit will enable the Company to meet its current cash requirements.

   Premiums and other receivables, net decreased to $30,054,926 as of March 31, 1998. Declines in premium writings from the domestic insurance companies contributed to the overall decline in receivables.

   The increase in accumulated other comprehensive income, at March 31, 1998 is mainly attributable to increases in unrealized appreciation of investments, net of deferred income taxes. The favorable stock market in 1998 accounted for most of the increase.

   The Company adheres to investment guidelines as prescribed by the finance committee of the board of directors. Such guidelines were conservatively designed to provide the Company with adequate capital growth and sufficient liquidity to meet existing obligations. In addition, the guidelines provide for a portfolio of investment grade securities.

   The Company repurchased 3,900 shares of common stock, pursuant to the Company's common stock repurchase plan, during the first quarter of 1998, at a market price of approximately $28.81.

   In the first quarter of 1998, the Company entered into an interest rate swap agreement (the "agreement") with a bank for purposes of hedging its interest rate risk on its bank loan. The agreement requires the Company to pay interest to the bank at a rate of 6.50% on the notional amount outstanding of $22,500,000 which is adjusted quarterly by notional reductions of $1,250,000. The bank is required to pay the Company, on the same notional amounts outstanding, an amount equal to the three month US Dollar London Interbank Offered Rate plus .65% which is reset on a quarterly basis.

   The insurance pools participated in the issuance of umbrella casualty insurance for various Fortune 1,000 companies in the period from 1978 to 1983. Depending on the accident year, the insurance pools' maximum net retention per occurrence ranged from $250,000 to $500,000. The Company's effective pool participation on such risks varied from 11% in 1978 to 30% in 1983. At March 31, 1998 and December 31, 1997, the Company's net loss and loss adjustment expense reserves for Asbestos/Pollution policies amounted to $8.9 million and $9.0 million, respectively. As of March 31, 1998, the Company had approximately 430 policies which had at least one claim relating to Asbestos/Pollution exposures with an insignificant number of claims filed or resolved in 1998. Net loss and loss adjustment expense payments on Asbestos/Pollution policies amounted to $730,000 and $73,000 for the three months ended March 31, 1998 and March 31, 1997, respectively. The Company believes that the uncertainty surrounding Asbestos/Pollution

                                             NYMAGIC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                    AND RESULTS OF OPERATIONS CONTINUED


exposures, including issues as to insureds' liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions, all affect the estimation of ultimate losses. Under such circumstances, it is difficult to determine the ultimate loss for Asbestos/Pollution related claims. Given the uncertainty in this area, losses from Asbestos/Pollution related claims are likely to adversely impact the Company's results from operations in future years and may vary materially from such reserves reported as of March 31, 1998. However , the Company believes that, in aggregate, the unpaid loss and loss adjustment expense reserves as of March 31, 1998, allow for an adequate provision and that the ultimate resolution of Asbestos/Pollution claims will not have a material impact on the Company's financial position.

This Form 10-Q contains certain forward-looking statements concerning the Company's operations, economic performance and financial condition, including, in particular the likelihood of the Company's success in developing and expanding its business. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company's results.

Such statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings, cash flows, plans for future operations, common stockholders' equity, investments, capital plans, dividends, plans relating to products or services of and estimates concerning the effects of litigation or other disputes, as well as assumptions of any of the foregoing and are generally expressed with the words such as "believes," "estimates," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have" and similar expressions.

                                     PART II - OTHER INFORMATION




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)    Exhibits
       None

(b)    Reports on Form 8-K
       There were no reports on Form 8-K filed for the three months ended March 31, 1998.





                                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               NYMAGIC, INC.
                                                (Registrant)



Date:     May 14, 1998                                     /s/ Mark W. Blackman
     ---------------------                             ------------------------
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