Form 10-Q
period 1998-06-30
NYMAGIC INC
filed 1998-08-12
CIK 847431

FORM 10-Q
                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                    Quarterly Report Under Section 13 or 15(d)
                                      of the Securities Exchange Act of 1934


For Quarter Ended                                              June 30, 1998

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

   On July 1, 1998 there were 9,682,092 shares of common stock, $1.00 par value outstanding.

                                                   NYMAGIC, INC.
                                                       INDEX



Part I.           FINANCIAL INFORMATION:                               PAGE NO.

    Consolidated Balance Sheets
      June 30, 1998 and December 31, 1997                                    2

    Consolidated Statements of Income
      June 30, 1998 and June 30, 1997                                        3

    Consolidated Statements of Cash Flows
      June 30, 1998 and June 30, 1997                                        5

    Notes to Consolidated Financial Statements                               6

    Management's Discussion And Analysis of Financial
      Condition and Results of Operations                                    8

Part II.          OTHER INFORMATION                                         12

                                                   NYMAGIC, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                                    (unaudited)

                                          June 30,            December 31,
                                               1998                1997
                                               ----                ----
                                            ASSETS
Investments:
Fixed maturities available for sale,
  at fair value (amortized cost
  $332,987,736 and $352,696,745)        $340,690,587            $361,249,758
Equity securities at fair value (cost
  $53,461,097 and $47,925,798)            68,039,142              59,258,608
Short-term investments                    41,805,497              18,082,540
                                        -------------           -------------
  Total investments                      450,535,226             438,590,906
                                         ------------            ------------
Cash                                       1,712,544               1,042,310
Accrued investment income                  6,179,638               6,322,370
Premiums and other receivables, net       33,307,755              40,635,164
Reinsurance receivables                  185,451,842             175,657,952
Deferred policy acquisition costs          4,751,796               5,567,488
Prepaid reinsurance premiums               6,653,287              24,414,620
Deferred income taxes                      7,575,600               8,436,768
Property, improvements and equipment, net  2,615,566               2,365,653
Other assets                               5,646,931               4,869,609
                                            ---------         ---------------
  Total assets                          $714,430,185            $707,902,840
                                         ============            ============

                                          LIABILITIES & SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses $404,282,320            $388,401,548
Reserve for unearned premiums                44,651,812              55,188,281
Ceded reinsurance payable                    17,152,573              27,307,129
Notes payable                                19,958,413              22,458,413
Other liabilities                            10,254,370               7,062,095
Dividends payable                               968,209                 966,031
                                                -------             -----------
  Total liabilities                         497,267,697             501,383,497
                                          -------------             -----------

Common stock                                 15,014,492              14,991,992
Paid-in capital                              27,965,504              27,529,877
Accumulated other comprehensive income       14,521,672              12,931,785
Retained earnings                           202,163,050             193,547,346
                                            -----------           -------------
                                            259,664,718             249,001,000
Treasury stock, at cost, 5,332,400 and
  5,331,686 shares                          (42,502,230)            (42,481,657)
                                      -----------------        ----------------

  Total shareholders' equity                217,162,488             206,519,343
                                          -------------           -------------
  Total liabilities and shareholders'equity$714,430,185            $707,902,840
                                           ============            ============

The accompanying notes are an integral part of these consolidated financial statements.

                                                   NYMAGIC, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (unaudited)
                                                 Six months ended
                                                     June 30,
                                            1998                     1997
                                            ----                     ----
Revenues:

Net premiums earned                         $52,810,800             $41,769,085
Net investment income                        10,478,373              10,680,660
Realized investment gains                     6,937,630               3,523,370
Commission and other incom                      723,893                 165,240
                                      -----------------         ---------------

         Total revenues                      70,950,696              56,138,355
                                           ------------            ------------

Expenses:

Losses and loss adjustment expenses incurred 39,749,740              22,663,291
Policy acquisition expenses                   5,462,701               9,140,748
General and administrative expenses          11,351,202               8,324,890
Interest expense                                731,362                 599,823
                                            -----------            ------------

         Total expenses                      57,295,005              40,728,752
                                            -----------              ----------

Income before income taxes                   13,655,691              15,409,603
                                             ----------              ----------
Income taxes:
   Current                                    3,081,546               4,053,075
   Deferred                                      22,892                (229,998)
                                             ----------           --------------
     Total income taxes                       3,104,438               3,823,077
                                            -----------            ------------

   Net income                              $ 10,551,253             $11,586,526
                                           ============             ===========

Weighted average shares of common
 stock outstanding-basic                      9,673,130              10,049,809

   Basic earnings per share            $           1.09          $         1.15
                                       ================          ==============

Weighted average shares of common
 stock outstanding-diluted                    9,702,965              10,071,332

   Diluted earnings per share          $           1.09          $         1.15
                                       ================          ==============


   Dividends declared per share       $             .20         $           .20
                                      =================         ===============

The accompanying notes are an integral part of these consolidated financial statements.

                                                   NYMAGIC, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (unaudited)
                                                          Three months ended
                                                               June 30,
                                                   1998                   1997
                                                   ----                   ----
Revenues:

Net premiums earned                         $25,309,308             $20,360,067
Net investment income                         5,094,010               5,304,363
Realized investment gains                     3,207,066               1,513,092
Commission and other income                     383,111                  73,430
                                       ----------------        ----------------

         Total revenues                      33,993,495              27,250,952
                                           ------------            ------------

Expenses:

Losses and loss adjustment expenses incurred 18,870,085              10,615,193
Policy acquisition expenses                   2,588,587               4,475,362
General and administrative expenses           5,477,940               4,289,953
Interest expense                                353,551                 341,696
                                          -------------            ------------

         Total expenses                      27,290,163              19,722,204
                                           ------------              ----------

Income before income taxes                    6,703,332               7,528,748
                                          -------------             -----------
Income taxes:
   Current                                    1,374,158               1,837,685
   Deferred                                     154,396                 (24,367)
                                         --------------              -----------
     Total income taxes                       1,528,554               1,813,318
                                           ------------             -----------


   Net income                              $  5,174,778              $5,715,430
                                           ============              ==========

Weighted average shares of common
 stock outstanding-basic                      9,677,114               9,957,590

   Basic earnings per share             $           .53           $         .57
                                        ===============           =============

Weighted average shares of common
 stock outstanding-diluted                    9,707,742               9,979,113

   Diluted earnings per share           $           .53           $         .57
                                        ===============           =============

   Dividends declared per share        $            .10          $          .10
                                       ================          ==============

The accompanying notes are an integral part of these consolidated financial statements.

                                                NYMAGIC, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (unaudited)
                                                             Six months ended
                                                                 June 30,
                                                          1998            1997
                                                          ----            ----
Cash flows from operating activities:
   Net income                                       10,551,253   $  11,586,526
                                                  ------------   -------------
Adjustments to reconcile net income to
net cash provided by operating activities:
   Provision for deferred taxes                         22,892        (229,998)
   Realized investment gains                        (6,937,630)     (3,523,370)
   Net bond amortization                             1,080,306         850,420
   Depreciation and other, net                         309,730         255,723

Changes in:
   Premiums and other receivables                    7,327,409      21,252,857
   Reinsurance receivables                          (9,793,890)     18,227,380
   Ceded reinsurance payable                       (10,154,556)     (2,572,910)
   Accrued investment income                           142,732         130,486
   Deferred policy acquisition costs                   815,692       2,072,498
   Prepaid reinsurance premiums                      7,761,333       2,401,775
   Other assets                                       (777,322)     (1,645,406)
   Unpaid losses and loss adjustment expenses       15,880,772     (18,511,687)
   Reserve for unearned premiums                   (10,536,469)    (12,780,682)
   Other liabilities                                 3,192,275      (1,569,418)
   Other                                                33,090         ----
                                                        ------       ---------
     Total adjustments                              (1,633,636)      4,357,668
                                                   -----------  --------------

Net cash provided by operating activities            8,917,617      15,944,194
                                                     ---------   -------------

Cash flows from investing activities:
   Fixed maturities acquired                       (47,651,361)   (134,252,424)
   Equity securities acquired                      (24,790,478)    (23,986,060)
   Fixed maturities matured                         16,417,078       8,439,232
   Fixed maturities sold                            50,747,197     120,185,360
   Equity securities sold                           25,307,468      24,724,881
   Net purchase of short-term investments          (23,721,827)     (3,750,555)
   Acquisition of property & equipment, net           (559,643)       (600,150)
                                                --------------   -------------
Net cash used in investing activities               (4,251,566)     (9,239,716)
                                                 -------------    ------------

Cash flows from financing activities:
   Proceeds from stock issuance                        458,127         710,369
   Cash dividends paid to stockholders              (1,933,371)     (2,028,610)
   Net repurchase of common stock                      (20,573)    (10,315,804)
   Proceeds from borrowings                          5,000,000       9,520,000
   Loan principal repayments                        (7,500,000)     (5,000,000)
                                                 -------------   -------------
Net cash used in financing activities               (3,995,817)     (7,114,045)
                                                 -------------   -------------

Net increase (decrease) in cash                        670,234        (409,567)
Cash at beginning of period                          1,042,310         701,086
                                                  ------------ ---------------
Cash at end of period                              $ 1,712,544  $      291,519
                                                   ===========  ==============

The accompanying notes are an integral part of these consolidated financial statements.

                                                NYMAGIC, INC.

                                 Notes to Consolidated financial Statements

1) The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary for a fair presentation of results for such periods. Adjustments to financial statements consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company' Annual Report on Form 10-K for the year ended December 31, 1997.

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

     The Company's comparative comprehensive income follows:
                                          Six months ended   Three months ended
                                             June 30,              June 30,
                                          ----------------    -----------------
                                              1998    1997        1998    1997
                                              ----    ----        ----    ----
                                             (in thousands)

Net income                                 $10,551 $11,587       $5,175  $5,716
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities
($2,395, $2,586 and ($1,639), $9,221 pretax) 1,557   1,681       (1,065)  5,994
Foreign currency translation adjustment         33    ---          ---     ---
                                            ------   -----        ------  -----
Other comprehensive income (loss)            1,590   1,681       (1,065)  5,994
                                            ------   -----       -------  -----

  Total comprehensive income               $12,141 $13,268       $4,110 $11,710
                                           ======= =======       ====== =======



Amounts reported in net income and other comprehensive income:

                                                              Six months ended
                                                                   June 30,
                                                              1998        1997
                                                               (in thousands)

Net change in unrealized gain                               1,557        $1,681
Net change in foreign currency translation adjustment          33          ---
Realized gains, net of tax                                  4,509         2,290
                                                       ----------   -----------
  Holding gains arising during period, net of tax           6,099         3,971
Reclassification adjustment for realized gains, net of tax
 recorded in income statement                              (4,509)       (2,290)
                                                       ----------    ----------
Other comprehensive income for the period,
  net of reclassification adjustment                       $1,590        $1,681
                                                        =========     =========

                                                NYMAGIC, INC.

                                 Notes to Consolidated financial Statements

Earnings per share data for 1997 have been restated to reflect the changes required by Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS 128"). SFAS 128 requires presentation of both basic earnings per share and diluted earnings per share in the financial statements.

Statement of Financial  Accounting Standards No. 133, "Accounting for Derivative
     Instruments and Hedging Activities ", ("SFAS 133") was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 requires derivatives to be recorded on the balance sheet at fair value. Derivatives not considered as hedges must be recorded at fair value with adjustments recorded in the income statement. For derivatives that qualify as a hedge, changes in the fair value of the derivative are offset against changes in the fair value of the hedged assets or liabilities and be recognized in the income statement or in other comprehensive income depending on the nature of the hedge. SFAS 133 is effective for years beginning after June 15, 1999.

     The Company uses derivatives, primarily interest rate swaps, for hedging purposes as part of its interest rate management. The Company has not yet determined the effect of SFAS 133 on its financial statements.

                                              NYMAGIC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                        AND RESULTS OF OPERATIONS

   Net premiums earned were $25,309,308 in the second quarter ended June 30, 1998 or an increase of approximately 24% when compared to the second quarter of 1997. For the six months ended June 30, 1998, net premiums earned increased 26% when compared to the prior year's period. The increase in premiums earned resulted mainly from two transactions involving the assumption of premiums. The first transaction occurred in the first quarter of 1998 included a one time assumption of premiums, of approximately $14,200,000 of ocean marine business, that emanated from the Company's Lloyd's of London syndicate which commenced operations in the current year. The second transaction occurred in the second quarter of 1998 and also included a one time assumption of net premiums, of approximately $10,500,000, of miscellaneous casualty business. The domestic insurance companies recorded reductions in premiums earned in all major lines of business. A 6% decline in ocean marine premiums earned was recorded as competition remains intense and adversely affected premium rates. Aviation premiums earned decreased by 73% in 1998 mainly due to the effects of purchasing additional reinsurance protection. This is consistent with the Company's strategy of minimizing risk, as the underwriting climate for gross premiums remains soft. The other liability line decreased 22% as a result of the soft casualty market which allowed for a decline in premium production.

   Losses and loss adjustment expenses incurred as a percentage of net premiums earned were 74.6% for the three months ended June 30, 1998 as compared to 52.1% for the second quarter of 1997. For the six months ended June 30, 1998, such ratio was 75.3% as compared to 54.3% for the same period of the prior year. The loss ratio for the two assumption of premiums in 1998 was approximately 100% and had the effect of increasing this ratio significantly. Absent such business, the loss ratios would have been approximately 56.3% and 53.5% for the second quarter and six months ended June 30 1998, respectively. The domestic insurance companies recorded favorable net loss experience in the Company's core ocean marine line largely due to lower retention levels per loss. This benefit was offset by increases in the aviation loss ratio which was brought by premium rate reductions.

   Commission and other income for the six months ended June 30, 1998 were $723,893 as compared to $165,240 for the same period of 1997 and was $383,111 for the second quarter of 1998 as compared to $73,430 for the same period of the prior year. Contingent profit commissions from reinsurance transactions in our aviation and ocean marine line accounted for most of the increase.

   Interest expense increased to $731,362 for the six months ended June 30, 1998 from $599,823 for the same period of the prior year primarily as a result of an increase in loan principal outstanding.

   Net investment income for the six months and quarter ended June 30, 1998 decreased by 2% and 4%, respectively, from the same periods of 1997 as a result of a larger invested asset base offset slightly by a decrease in investment yield in the Company's fixed maturity portfolio resulting from additional purchases of tax-exempt securities and lower overall interest rates.

                                              NYMAGIC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                     AND RESULTS OF OPERATIONS CONTINUED


   Policy acquisition costs as a percentage of net premiums earned for the six months ended June 30, 1998 were 10.3% as compared with 21.9% for the same period of the prior year. The same ratio was 10.2% and 22.0% for the three months ended June 30, 1998 and 1997, respectively. The reduction in the ratios is due in large part to the two transactions involving assumptions of premiums in 1998. Absent such business, the ratios would have been approximately 19.4% and 17.6% for the six months and second quarter ended June 30 1998, respectively. Contributing to the overall decline in the ratios were ceded override commissions in our aviation line. This resulted in reducing net commissions at a greater rate than the decline in premiums.

   General and administrative expenses increased by 36% in 1998 over the first six months of 1997. The increase included operating expenses from our recently acquired Lloyd's of London agency and syndicate. Also, certain one time expenses were incurred in connection with the assumption of premiums and the formation of our Lloyd's syndicate. Lastly, contributing to the overall increase were expenses associated with two employee benefit plans adopted by the Board of Directors in the first quarter of 1998.

   Realized investment gains of $6,937,630 for the six months ended June 30, 1998 mainly resulted from the sale of appreciated equity securities.

   The Company reported net income of $10,551,253 or $1.09 diluted income per share for the six months ended June 30, 1998 as compared to net income of $11,586,526 or $1.15 diluted income per share for the same period of 1997. Net income was $5,174,778 or $.53 diluted income per share for the three months ended June 30, 1998 as compared with $5,715,430 or $.57 diluted income per share for the same period of the prior year.

   Premiums and other  receivables,  net decreased to $33,307,755 as of June 30,
1998.   Declines  in  premium  writings  in  the  domestic  insurance  companies contributed to the overall reduction in receivables.

   The increase in accumulated other comprehensive income at June 30, 1998 is mainly attributable to increases in unrealized appreciation of investments, net of deferred income taxes. The favorable stock market in 1998 accounted for most of the increase.

   The Company believes that short-term investments of $41,805,497 together with its available line of credit will enable the Company to meet its current cash requirements.

   The Company borrowed $5,000,000 in the second quarter of 1998 to assist in the payment of gross losses and reinsurance premium payments. The amount was fully repaid during the second quarter.


   The Company adheres to investment guidelines as prescribed by the finance committee of the board of directors. Such guidelines were conservatively designed to provide the Company with adequate capital growth and sufficient liquidity to meet existing obligations. In addition, the guidelines provide for a portfolio of investment grade securities.


                                                      9
                                              NYMAGIC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                     AND RESULTS OF OPERATIONS CONTINUED

   The Company repurchased 3,900 shares of common stock, pursuant to the Company's common stock repurchase plan, during the first quarter of 1998, at a market price of approximately $28.81. In addition, 3,186 treasury shares were issued to various members of the Board of Directors.

   In the first quarter of 1998, the Company entered into an interest rate swap agreement (the "agreement") with a bank for purposes of hedging its interest rate risk on its existing bank loan. The agreement requires the Company to pay interest to the bank at a rate of 6.50% on the notional amount outstanding of $22,500,000 which is adjusted quarterly by notional reductions of $1,250,000. The bank is required to pay the Company, on the same notional amounts outstanding, an amount equal to the three month US Dollar London Interbank Offered Rate plus .65% which is reset on a quarterly basis.

   The insurance pools participated in the issuance of umbrella casualty insurance for various Fortune 1,000 companies in the period from 1978 to 1983. Depending on the accident year, the insurance pools' maximum net retention per occurrence ranged from $250,000 to $500,000. The Company's effective pool participation on such risks varied from 11% in 1978 to 30% in 1983. At June 30, 1998 and December 31, 1997, the Company's net loss and loss adjustment expense reserves for Asbestos/Pollution policies amounted to $9.0 million for each period, respectively. As of June 30, 1998, the Company had approximately 400 policies which had at least one claim relating to Asbestos/Pollution exposures. Net loss and loss adjustment expense payments on Asbestos/Pollution policies amounted to $555,000 and $190,000 for the six month periods ended June 30, 1998 and June 30, 1997, respectively. The Company believes that the uncertainty surrounding Asbestos/Pollution exposures, including issues as to insureds' liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions, all affect the estimation of ultimate losses. Under such circumstances, it is difficult to determine the ultimate loss for Asbestos/Pollution related claims. Given the uncertainty in this area, losses from Asbestos/Pollution related claims are likely to adversely impact the Company's results from operations in future years and may vary materially from such reserves reported as of June 30, 1998. However, the Company believes that, in aggregate, the unpaid loss and loss adjustment expense reserves as of June 30, 1998, allow for an adequate provision and that the ultimate resolution of Asbestos/Pollution claims will not have a material impact on the Company's financial position.

   The Company is currently modifying its existing computer operating systems in order to be Year 2000 compliant. This problem arises from computers recognizing only the last two digits of the year and may result in errors in processing information. The Company expects to complete all modifications to existing systems by December 31, 1998. The cost of this modification is not expected to be material to the financial statements, liquidity and capital resources of the Company.

   The Company is in the process of communicating with its various business vendors to determine the extent of their Year 2000 compliance. The results of this process will serve to reduce the Company's overall exposure to the Year 2000 problem.

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

                                                     10

                                              NYMAGIC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                     AND RESULTS OF OPERATIONS CONTINUED


   The Company can make no assurances at this time regarding the ultimate outcome of the efforts described herein nor can it guarantee that the systems of external companies which may impact the Company will be year 2000 compliant. A failure to comply by such external companies could have a material adverse impact on the Company's financial statements.

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

   Such statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings, cash flows, plans for future operations, common stockholders' equity, investments, capital plans, dividends, plans relating to products or services of and estimates concerning the effects of litigation or other disputes, as well as assumptions of any of the foregoing and are generally expressed with the words such as "believes," "estimates," "anticipates," plans," "projects," "forecasts," "goals," "could have," "may have" and similar expressions.

                                                      "

                                                      "
                                                      "
                                                      "
                                                      "
                                                      "
                                                      "
                                                      "
                                                      "
                                                      "
                                                      "
                                                      "
                                                      "
                                                      "
                                                      "
                                                      "
                                                      "
                                                      "
                                                      "
                                                      "
                                                      "
                                                      "
                                                      "
                                                      "
                                                      "
                                               11 "

                                     PART II - OTHER INFORMATION




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)    Exhibits
       None

(b)    Reports on Form 8-K
       There were no reports on Form 8-K filed for the three months ended June 30, 1998.





                                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                NYMAGIC, INC.
                                                (Registrant)



Date:         August 12, 1998                              /s/ Mark W. Blackman
     ----------------------------                      ------------------------
                                                               Mark W. Blackman
                                                     (Chief Executive Officer)

                                                        /s/ Thomas J. Iacopelli
                                                       ------------------------
                                                            Thomas J. Iacopelli
                                                      (Chief Financial Officer)