Form 10-Q/A
period 1998-06-30
NYMAGIC INC
filed 1998-08-17
CIK 847431

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

                                                   NYMAGIC, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                                    (unaudited)

                                          June 30,            December 31,
                                               1998                1997
                                               ----                ----
                                            ASSETS
Investments:
Fixed maturities available for sale,
  at fair value (amortized cost
  $332,987,736 and $352,696,745)        $340,690,587            $361,249,758
Equity securities at fair value (cost
  $53,461,097 and $47,925,798)            68,039,142              59,258,608
Short-term investments                    41,805,497              18,082,540
                                        -------------           -------------
  Total investments                      450,535,226             438,590,906
                                         ------------            ------------
Cash                                       1,712,544               1,042,310
Accrued investment income                  6,179,638               6,322,370
Premiums and other receivables, net       33,307,755              40,635,164
Reinsurance receivables                  185,451,842             175,657,952
Deferred policy acquisition costs          4,751,796               5,567,488
Prepaid reinsurance premiums              16,653,287              24,414,620
Deferred income taxes                      7,575,600               8,436,768
Property, improvements and equipment, net  2,615,566               2,365,653
Other assets                               5,646,931               4,869,609
                                            ---------         ---------------
  Total assets                          $714,430,185            $707,902,840
                                         ============            ============

                                          LIABILITIES & SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses $404,282,320            $388,401,548
Reserve for unearned premiums                44,651,812              55,188,281
Ceded reinsurance payable                    17,152,573              27,307,129
Notes payable                                19,958,413              22,458,413
Other liabilities                            10,254,370               7,062,095
Dividends payable                               968,209                 966,031
                                                -------             -----------
  Total liabilities                         497,267,697             501,383,497
                                          -------------             -----------

Common stock                                 15,014,492              14,991,992
Paid-in capital                              27,965,504              27,529,877
Accumulated other comprehensive income       14,521,672              12,931,785
Retained earnings                           202,163,050             193,547,346
                                            -----------           -------------
                                            259,664,718             249,001,000
Treasury stock, at cost, 5,332,400 and
  5,331,686 shares                          (42,502,230)            (42,481,657)
                                      -----------------        ----------------

  Total shareholders' equity                217,162,488             206,519,343
                                          -------------           -------------
  Total liabilities and shareholders'equity$714,430,185            $707,902,840
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