Form 10-Q
period 1998-09-30
NYMAGIC INC
filed 1998-11-13
CIK 847431

FORM 10-Q
                                     SECURITIES AND EXCHANGE COMMISSION
                                           WASHINGTON, D.C. 20549

                                 Quarterly Report Under Section 13 or 15(d)
                                   of the Securities Exchange Act of 1934


For Quarter Ended                                    September 30, 1998

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

   On October 1, 1998 there were 9,684,592 shares of common stock, $1.00 par value outstanding.

                                                NYMAGIC, INC.
                                                    INDEX



Part I.           FINANCIAL INFORMATION:                               PAGE NO.

    Consolidated Balance Sheets
      September 30, 1998 and December 31, 1997                               2

    Consolidated Statements of Income
      Nine Months Ended September 30, 1998
      and September 30, 1997                                                 3

    Consolidated Statements of Income
      Three Months Ended September 30, 1998
      and September 30, 1997                                                 4

    Consolidated Statements of Cash Flows
      Nine Months Ended September 30, 1998
      and September 30, 1997                                                 5

    Notes to Consolidated Financial Statements                               6

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                    8

Part II.          OTHER INFORMATION                                         14

                                                NYMAGIC, INC.
                                         CONSOLIDATED BALANCE SHEETS
                                                 (unaudited)

                                                 September 30,      December 31,
                                                  1998                     1997
                                                  ----                     ----
                                        ASSETS
Investments:
Fixed maturities available for sale,
  at fair value (amortized cost
  $345,701,585 and $352,696,745)            $358,032,985           $361,249,758
Equity securities at fair value (cost
  $51,263,657 and $47,925,798)                58,240,659             59,258,608
Short-term investments                        21,304,849             18,082,540
                                            -------------          -------------
  Total investments                          437,578,493            438,590,906
                                            ------------           ------------
Cash                                           1,518,267              1,042,310
Accrued investment income                      5,411,978              6,322,370
Premiums and other receivables, net           27,183,654             40,635,164
Reinsurance receivables                      225,080,299            175,657,952
Deferred policy acquisition costs              4,462,825              5,567,488
Prepaid reinsurance premiums                  12,937,481             24,414,620
Deferred income taxes                          9,238,660              8,436,768
Property, improvements and equipment, net      2,509,413              2,365,653
Other assets                                   6,244,692              4,869,609
                                            ------------        ---------------
  Total assets                              $732,165,762           $707,902,840
                                            ============           ============

                                            LIABILITIES
Unpaid losses and loss adjustment expenses  $433,838,286           $388,401,548
Reserve for unearned premiums                 38,771,151             55,188,281
Ceded reinsurance payable                     12,781,454             27,307,129
Notes payable                                 18,708,413             22,458,413
Other liabilities                              9,643,520              7,062,095
Dividends payable                                968,459                966,031
                                       -----------------         --------------
  Total liabilities                          514,711,283            501,383,497
                                          --------------            -----------

                                            SHAREHOLDERS' EQUITY
Common stock                                  15,016,992             14,991,992
Paid-in capital                               28,014,304             27,529,877
Accumulated other comprehensive income        12,652,029             12,931,785
Retained earnings                            204,273,384            193,547,346
                                            -------------          -------------
                                             259,956,709            249,001,000
Treasury stock, at cost,
  5,332,400 and 5,331,686 shares             (42,502,230)          (42,481,657)
                                         -----------------      ----------------

  Total shareholders' equity                 217,454,479            206,519,343
                                           -------------          -------------
  Total liabilities and shareholders' equity$732,165,762           $707,902,840
                                            ============           ============

The accompanying notes are an integral part of these consolidated financial statements.

                                                NYMAGIC, INC.
                                      CONSOLIDATED STATEMENTS OF INCOME
                                                 (unaudited)
                                                             Nine months ended
                                                               September 30,
                                                 1998                     1997
                                                 ----                     ----
Revenues:

Net premiums earned                          $63,605,255            $64,104,717
Net investment income                         15,712,648             15,979,351
Realized investment gains                      7,244,240              7,756,085
Commission and other income                      950,516              1,026,648
                                             -----------         --------------

         Total revenues                       87,512,659             88,866,801
                                            ------------           ------------

Expenses:

Net losses and loss adjustment expenses
 incurred                                     45,771,922             36,548,191
Policy acquisition expenses                    7,975,969             13,098,879
General and administrative expenses           15,900,733             12,615,842
Interest expense                               1,064,038              1,003,255
                                           -------------           ------------

         Total expenses                       70,712,662             63,266,167
                                            ------------             ----------

Income before income taxes                    16,799,997             25,600,634
                                              ----------             ----------
Income taxes:
   Current                                     3,769,746              6,746,416
   Deferred                                     (599,795)              (184,742)
                                           --------------         -------------
     Total income taxes                        3,169,951              6,561,674
                                             ------------           -----------

   Net income                               $ 13,630,046            $19,038,960
                                            ============            ===========

Weighted average shares of common
 stock outstanding-basic                       9,676,749              9,914,268

   Basic earnings per share              $          1.41         $         1.92
                                         ===============         ==============

Weighted average shares of common
 stock outstanding-diluted                     9,704,296              9,932,583

   Diluted earnings per share            $          1.40         $         1.92
                                         ===============         ==============

   Dividends declared per share          $           .30         $          .30
                                       =================        ===============

The accompanying notes are an integral part of these consolidated financial statements.

                                                NYMAGIC, INC.
                                      CONSOLIDATED STATEMENTS OF INCOME
                                                 (unaudited)
                                                            Three months ended
                                                                 September 30,
                                                  1998                     1997
                                                  ----                     ----
Revenues:

Net premiums earned                          $10,794,455            $22,335,632
Net investment income                          5,234,275              5,298,691
Realized investment gains                        306,610              4,232,715
Commission and other income                      226,623                861,408
                                          ---------------        --------------

         Total revenues                       16,561,963             32,728,446
                                            ------------           ------------

Expenses:

Net losses and loss adjustment expenses
 incurred                                      6,022,182             13,884,900
Policy acquisition expenses                    2,513,268              3,958,131
General and administrative expenses            4,549,531              4,290,952
Interest expense                                 332,676                403,432
                                           -------------           ------------

         Total expenses                       13,417,657             22,537,415
                                             -----------             ----------

Income before income taxes                     3,144,306             10,191,031
                                               ---------          -------------
Income taxes:
   Current                                       688,200              2,693,341
   Deferred                                     (622,687)                45,256
                                         ----------------        --------------
     Total income taxes                           65,513              2,738,597
                                                  ------           ------------

   Net income                               $  3,078,793           $  7,452,434
                                            ============           ============

Weighted average shares of common
 stock outstanding-basic                       9,683,869              9,647,606

   Basic earnings per share                 $        .32           $        .77
                                          ==============          =============

Weighted average shares of common
 stock outstanding-diluted                     9,706,841              9,665,921

   Diluted earnings per share               $        .32           $        .77
                                          ==============          =============

   Dividends declared per share             $        .10           $        .10
                                          ==============          =============

The accompanying notes are an integral part of these consolidated financial statements.

                                                NYMAGIC, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (unaudited)
                                                 Nine months ended
                                                   September 30,
                                            1998                     1997
                                            ----                     ----
Cash flows from operating activities:
   Net income                               $ 13,630,046          $  19,038,960
                                            ------------          -------------
Adjustments to reconcile net income to
net cash provided by operating activities:
   Provision for deferred taxes                  (599,795)             (184,742)
   Realized investment gains                   (7,244,240)           (7,756,085)
   Net bond amortization                        1,630,352             1,356,858
   Depreciation and other, net                    478,427               409,131

Changes in:
   Premiums and other receivables              13,451,510            27,174,025
   Reinsurance receivables                    (49,422,347)            4,428,897
   Ceded reinsurance payable                  (14,525,675)           (4,017,342)
   Accrued investment income                      910,392               671,299
   Deferred policy acquisition costs            1,104,663             3,253,150
   Other assets                                (1,375,083)           (1,920,934)
   Prepaid reinsurance premiums                11,477,139             1,636,321
   Unpaid losses and loss adjustment expenses  45,436,738            (4,512,102)
   Reserve for unearned premiums              (16,417,130)          (17,070,989)
   Other liabilities                            2,581,425              (190,430)
   Other                                           95,568              --------
                                                   ------             ---------
     Total adjustments                        (12,418,056)            3,277,057
                                          ---------------         -------------

Net cash provided by operating activities      1,211,990             22,316,017
                                            ------------           ------------

Cash flows from investing activities:
   Fixed maturities acquired                  (68,036,963)         (183,626,670)
   Equity securities acquired                 (36,636,310)          (37,818,295)
   Fixed maturities matured                    22,466,653            11,969,044
   Fixed maturities sold                       51,892,323           155,774,645
   Equity securities sold                      39,576,265            38,366,994
   Net (purchase) sale of
     short-term investments                    (3,213,088)            2,851,647
       Acquisition of property
       & equipment, net                          (622,187)             (741,010)
                                          ---------------       ---------------
Net cash provided from (used in)
 investing activities                           5,426,693           (13,223,645)
                                          ---------------            ----------

Cash flows from financing activities:
   Proceeds from stock issuance                   509,427               979,683
   Cash dividends paid to stockholders         (2,901,580)           (2,993,370)
   Net repurchase of common stock                 (20,573)          (10,670,323)
   Proceeds from borrowings                     5,000,000             9,520,000
   Loan principal repayments                   (8,750,000)           (6,250,000)
                                            -------------         -------------
Net cash used in financing activities          (6,162,726)           (9,414,010)
                                            -------------         -------------

Net increase (decrease) in cash                   475,957              (321,638)
Cash at beginning of period                     1,042,310               701,086
                                            -------------            ----------
Cash at end of period                         $ 1,518,267          $    379,448
                                              ===========          ============

The accompanying notes are an integral part of these consolidated financial statements.
                                                      5

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

     The Company's comparative comprehensive income follows:
                                          Nine months ended   Three months ended
                                            September 30,        September 30,
                          ---------------------------------------------------
                                             1998     1997        1998     1997
                                             ----     ----        ----     ----
                                                       (in thousands)

     Net income                            $13,630 $19,039       $3,079  $7,452
     Other comprehensive income
      (loss), net of tax:
      Unrealized gains (losses) on securities
       (($577), $8,018 and
       ($2,972), $5,432 pretax)              (375)   5,212       (1,932)  3,531
       Foreign currency translation
        adjustment                             95_    ---            62    ---
                                             ------  -----       ------  ------
     Other comprehensive income (loss)       (280)   5,212       (1,870)  3,531
                                             ------  -----       -------  -----

        Total comprehensive income        $13,350  $24,251       $1,209 $10,983
                                          ======= ========       ====== =======


     Amounts reported in net income and other comprehensive income:
                                                             Nine months ended
                                                               September 30,
                                                              1998         1997
                                                               (in thousands)

         Net change in unrealized gain                      $ (375)      $5,212
         Net change in foreign currency translation adjustment  95         ---
         Realized gains, net of tax                          4,709        5,041
                                                            --------  ---------
           Holding gains arising during period, net of tax   4,429       10,253
         Reclassification adjustment for realized gains,
           net of tax recorded in income statement          (4,709)      (5,041)
                                                            --------  ---------
         Other comprehensive income (loss) for the period,
              net of reclassification adjustment             $(280)      $5,212
                                                            ========  =========
                                                  6

                                              NYMAGIC, INC.

                                 Notes to Consolidated Financial Statements

3) Earnings per share data for 1997 has been restated to reflect the changes required by Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires presentation of both basic earnings per share and diluted earnings per share in the financial statements.

4) Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities " ("SFAS 133"), was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 requires derivatives to be recorded on the balance sheet at fair value. Derivatives not considered as hedges must be recorded at fair value with adjustments recorded in the income statement. For derivatives that qualify as hedges, changes in the fair value of the derivative are offset against changes in the fair value of the hedged assets or liabilities and are recognized in the income statement or in other comprehensive income depending on the nature of the hedge. SFAS 133 is effective for years beginning after June 15, 1999.

     The Company uses derivatives, in the form of an interest rate swap, for hedging purposes as part of its interest rate management. The Company has not yet determined the effect of SFAS 133 on its financial statements.

                                              NYMAGIC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                        AND RESULTS OF OPERATIONS

Results of Operations

   Net premiums earned were $63,605,255 for the nine months ended September 30, 1998 or a decrease of approximately 1% when compared to the prior year. For the three months ended September 30, 1998, net premiums earned decreased 52% when compared to the third quarter of the prior year. Premiums earned in 1998 reflect very competitive markets across all lines of business and the effects of two transactions involving the assumption of premiums. The first transaction, which occurred in the first quarter of 1998, included a one time assumption of approximately $14,200,000 of ocean marine premiums from the Company's Lloyd's of London syndicate which commenced operations in the current year. The second transaction occurred in the second quarter of 1998 and also included a one time assumption of approximately $10,500,000 of miscellaneous casualty net premiums. Absent these two assumption of premium transactions, premiums earned would have decreased approximately 40% in 1998. Overall, a 6% decline in ocean marine premiums earned was recorded as competition remained intense and adversely affected premium rates. The aviation line of business was most affected by the competitive market, with gross writings down by 29%. Coupled with the purchase of additional reinsurance protection, this resulted in premiums earned decreasing by 90% in 1998. Obtaining additional reinsurance protection is consistent with the Company's strategy of minimizing risk as the underwriting climate for gross premiums remains soft. In addition, several large aviation gross losses resulted in additional reinsurance reinstatement costs and contributed to the decline in premiums. The other liability line decreased 22% as a result of the soft casualty market, which led to a decline in premium production.

   Losses and loss adjustment expenses incurred as a percentage of net premiums earned were 55.8% for the three months ended September 30, 1998 as compared to 62.2% for the third quarter of 1997. For the nine months ended September 30, 1998, such ratio was 72.0% as compared to 57.0% for the same period of the prior year. The loss ratio for the aforementioned two assumption of premium transactions was approximately 100% and had the effect of increasing the nine-month loss ratio significantly. Absent such business, the loss ratio would have been approximately 56.7% for the nine months ended September 30, 1998. The domestic insurance companies recorded favorable net loss experience in the Company's core ocean marine line largely due to lower retention levels per loss. In addition, favorable net loss development occurred in both the ocean marine and aviation lines.

   Commission and other income for the nine months ended September 30, 1998 were $950,516 as compared to $1,026,648 for the same period of 1997 and were $226,623 for the third quarter of 1998 as compared to $861,408 for the same period of the prior year. The third quarter of the prior year included larger profit commissions from reinsurance transactions in the aviation line of business.

   Net investment income for the nine months and quarter ended September 30, 1998 decreased by 2% and 1%, respectively, from the same periods of 1997 as a result of a larger average invested asset base in 1998 offset slightly by a decrease in investment yield in the Company's fixed maturity portfolio caused by additional purchases of tax-exempt securities and lower overall interest rates.

                                              NYMAGIC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                     AND RESULTS OF OPERATIONS CONTINUED

   Policy acquisition costs as a percentage of net premiums earned for the nine months ended September 30, 1998 were 12.5% as compared with 20.4% for the same period of the prior year. Such ratio was 23.3% and 17.7% for the three months ended September 30, 1998 and 1997, respectively. The reduction in the nine-month ratio is due in large part to the two assumption of premium transactions referred to above. Absent such business, such ratio would have been approximately 20.5% for the nine months ended September 30, 1998. Contributing to the increase in such ratio in the third quarter of 1998 were additional reinsurance reinstatement costs in the aviation line.

   General and administrative expenses increased by 26% in 1998 over the first nine months of 1997. The increase included operating expenses from the Company's recently acquired Lloyd's of London agency and syndicate. In addition, certain one time expenses were incurred in connection with the assumption of premiums and the formation of the Lloyd's syndicate. Also, contributing to the overall increase were expenses associated with two employee benefit plans adopted by the Board of Directors in the first quarter of 1998.

   Realized investment gains of $7,244,240 for the nine months ended September 30, 1998 mainly resulted from the sale of appreciated equity securities.

   The Company reported net income of $13,630,046, or $1.40 diluted income per share for the nine months ended September 30, 1998, as compared to net income of $19,038,960, or $1.92 diluted income per share for the same period of 1997. Net income was $3,078,793, or $.32 diluted income per share for the three months ended September 30, 1998 as compared with $7,452,434, or $.77 per share for the same period of the prior year.

   Unpaid losses and loss adjustment expenses at September 30, 1998 increased to $433,838,286 due in part to the aforementioned two assumption of premium transactions, as well as an increase in gross severity losses in the aviation line. Reinsurance recoverables increased to $225,080,299 due in large part to recoveries on the gross severity losses in the aviation line.

   Declines in gross premium writings in the aviation line contributed to the reduction of both the reserve for unearned premiums and prepaid reinsurance premiums as of September 30, 1998 to $38,771,151 and $12,937,481, respectively.

Liquidity and Capital Resources

   Cash flow from operations has decreased to $1,211,990 for the nine months ended September 30, 1998 as a result of premiums decreasing due to competitive market pressures.

   The Company believes that short-term investments of $21,304,849 as of September 30, 1998 together with its available line of credit will enable the Company to meet its current cash requirements.

   The Company borrowed $5,000,000 under its line of credit facility in the second quarter of 1998 to assist in the payment of gross losses and reinsurance premium payments. The amount was fully repaid during the second quarter.

                                            NYMAGIC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                     AND RESULTS OF OPERATIONS CONTINUED

   The Company adheres to investment guidelines as prescribed by the finance committee of the Board of Directors. Such guidelines were conservatively designed to provide the Company with adequate capital growth and sufficient liquidity to meet existing obligations. In addition, the guidelines provide for maintaining a portfolio of investment grade securities.

   The Company repurchased 3,900 shares of common stock pursuant to the Company's common stock repurchase plan during the first quarter of 1998, at an average market price of $28.81. In addition, 3,186 treasury shares were issued in the second quarter of 1998 to various members of the Board of Directors.

Other Accounting Matters

   In the first quarter of 1998, the Company entered into an interest rate swap agreement (the "agreement") with a bank for purposes of hedging the interest rate risk on its existing bank loan. The agreement requires the Company to pay interest to the bank at a rate of 6.50% on the notional amount outstanding of $22,500,000, which amount is adjusted quarterly by national reductions of $1,250,000. The bank is required to pay the Company, on the same notional amounts outstanding, an amount equal to the three month US Dollar London Interbank Offered Rate plus .65%, which rate is reset on a quarterly basis.

   The insurance pools participated in the issuance of umbrella casualty insurance for various Fortune 1000 companies in the period from 1978 to 1983. Depending on the accident year, the insurance pools' maximum net retention per occurrence ranged from $250,000 to $500,000. The Company's effective pool participation on such risks varied from 11% in 1978 to 30% in 1983. At September 30, 1998 and December 31, 1997, the Company's net loss and loss adjustment expense reserves for Asbestos/Pollution policies amounted to $9.2 million and $9.0, respectively. As of September 30, 1998, the Company had approximately 400 policies each of which had at least one claim relating to Asbestos/Pollution exposures. Net loss and loss adjustment expense payments on Asbestos/Pollution policies amounted to $650,000 and $440,000 for the nine month periods ended September 30, 1998 and September 30, 1997, respectively. The Company believes that the uncertainty surrounding Asbestos/Pollution exposures, including issues as to insureds' liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions, all affect the estimation of ultimate losses. Under such circumstances, it is difficult to determine the ultimate loss for Asbestos/Pollution related claims. Given the uncertainty in this area, losses from Asbestos/Pollution related claims are likely to adversely impact the Company's results from operations in future years and may vary materially from such reserves reported as of September 30, 1998. However, the Company believes that, in aggregate, the unpaid loss and loss adjustment expense reserves as of September 30, 1998, allow for an adequate provision and that the ultimate resolution of Asbestos/Pollution claims will not have a material impact on the Company's financial position.

                                              NYMAGIC, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                     AND RESULTS OF OPERATIONS CONTINUED

Impact of Year 2000

The Company's computer systems and electronic devices which are based on software programs which process dates with two digits rather than four to define the applicable year may assume that all years occur only in the 20th century. This could cause a system failure or miscalculation causing disruptions of operations controlled by such systems or devices, including, among other things, an inability to process transactions, send invoices, engage in actuarial analyses, compute and track payment schedules, control equipment or engage in similar normal business activities. The Company's exposure to this potential phenomenon is concentrated principally in its legacy hardware system, insurance business operations software, financial applications software (accounts payable, general ledger and other packages), business relations, and potential underwriting  losses  arising  from  claims  by  insureds  under  the  Company's
insurance   policies  for  relief  for  losses  resulting  from  the  Year  2000 phenomenon.

The following discussion is based on management's best estimates, which were derived using numerous assumptions of future events, including, without limitation, the continuing availability of basic utilities and other resources, the availability of trained personnel at reasonable cost, and the ability of third parties to replace or upgrade noncompliant software and hardware at reasonable cost. There can be no guarantee that these assumptions will prove accurate, and, accordingly, actual results may materially differ from those anticipated.

Evaluation Efforts

The Company is well along in its assessment of all its systems that could be significantly affected by the Year 2000 problem, including the Company's legacy hardware system, insurance business operations software, and financial applications software. Additionally, the Company is gathering information about the Year 2000 compliance efforts of the Company's significant business relations and continues to monitor their compliance. Lastly, the Company is evaluating its potential underwriting losses arising from claims by insureds under insurance policies written by the Company for alleged coverage of losses arising from Year 2000 problems, as well as considering the Year 2000 phenomenon when making underwriting decisions.

Readiness and Compliance Plan

The Company separated its Year 2000 compliance efforts into three major segments: (1) Information Technology; (2) Compliance by Vendors and Business Relations; and (3) Potential Underwriting Losses.

Information Technology

In 1996, the Company commenced overhauling its existing legacy mainframe computer hardware and software systems in order to improve employee productivity and financial reporting. The Company extended the project to cover Year 2000 concerns.

                                              NYMAGIC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                     AND RESULTS OF OPERATIONS CONTINUED

As of September 30, 1998, the Company switched its computer hardware system to a client-server architecture which is Year 2000 compliant. The Company also successfully upgraded its insurance business operations software so that such software now functions with the new Year 2000 compliant operating system. However, the upgraded operations software is not currently Year 2000 compliant. The Company obtained a Year 2000 compliant version of most of the software used in its insurance business operations. There are costs involved to test and implement this operating system. The Company expects its insurance business operations software to be Year 2000 compliant by December 31, 1998.

The Company expects that its remaining software (which includes financial applications for accounts payable, general ledger and other packages) will be Year 2000 compliant by June 30, 1999. In the event such systems cannot be upgraded or remedied, the Company would purchase and/or license replacement software which is Year 2000 compliant.

Compliance by Vendors and Business Relations

In connection with the Company's Year 2000 plan, the Company is in the process of communicating with its various business relationships and vendors to determine the extent of their Year 2000 compliance. The Company mailed questionnaires to approximately 300 companies which the Company considers to have an important relationship with the Company. To date, the Company received responses from approximately 130 of such companies indicating that they are in the process of becoming Year 2000 compliant before January 1, 2000. The Company is soliciting the non-responding companies to determine the extent of their compliance. The Company believes that it will complete analyzing the Year 2000 compliance of its business relationships by July 1999. In the event that a business relationship does not respond to the Company or does not demonstrate that its own systems are Year 2000 compliant, then such business relationships may need to be terminated which may result in a material and adverse effect on the Company' business, assets, prospects and financial condition.

Potential Underwriting Losses

Property/casualty insurance companies may have an underwriting exposure related to the Year 2000 phenomenon. Although the Company has not received any claims for coverage from insureds based on losses resulting from Year 2000 issues, there can be no assurance that insureds will be free from losses of this type or that the Company will be free from claims made under the Company's insurance policies. If any claims are made, coverage, if any, will depend on the facts and circumstances of the claim and the provisions of the subject insurance policy. At this time, the Company is unable to determine whether the adverse impact and/or extent of underwriting losses, if any, in connection with the foregoing circumstances would be material to the Company.

                                              NYMAGIC, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                     AND RESULTS OF OPERATIONS CONTINUED

Cost of Year 2000 Compliance

The Company estimates, based on its evaluations and actions taken to date, that the aggregate cost of its information technology project, including the cost of achieving Year 2000 compliance, will be approximately $1,400,000 of which approximately $1,000,000 has been expended to date. These costs (excluding internal personnel expenses) are comprised of outside consulting service costs for evaluation and upgrade of systems, acquisition costs for new equipment and componentry, and licensing and purchase fees for new and upgraded software.

Contingency Plan; Actual Results May Differ

Since, assuming that the Company's business relations will themselves timely achieve Year 2000 compliance, the Company believes that its information technology systems will be Year 2000 compliant, it has not developed and does not plan on developing a contingency plan for noncompliant information technology systems (other than purchasing or licensing further Year 2000 hardware and/or software as may be cost efficient and needed).

Actual results may differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of a personnel trained in this area, the ability to locate suitable cost efficient replacements (or upgrades to) computer hardware and software which are Year 2000 compliant, and the ability to correct all relevant computer codes and similar uncertainties. There can be no assurance that the Company will be immune from underwriting losses arising from Year 2000; and such losses may result in a material and adverse effect on the Company's business, assets, prospects, and financial condition.

Forward-Looking Statements

   This Quarterly Report on Form 10-Q contains certain forward-looking statements concerning the Company's operations, economic performance and financial condition, including, in particular the likelihood of the Company's success in developing and expanding its business and Year 2000 compliance. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company's results.

   Such statements are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings, cash flows, plans for future operations, plans for year 2000 compliance, common stockholders' equity, investments, capital plans, dividends, plans relating to products or services of and estimates concerning the effects of litigation or other disputes, as well as assumptions of any of the foregoing and are generally expressed with the words such as "believes," "estimates," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have" and similar expressions.

                                         PART II - OTHER INFORMATION




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)    Exhibits
       None

(b)    Reports on Form 8-K
       There were no reports on Form 8-K filed for the three months ended September 30, 1998.





                                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                NYMAGIC, INC.
                                                (Registrant)



Date:         November 12, 1998                            /s/ Sergio B. Tobia
     ------------------------------                    ------------------------
                                                               Sergio B. Tobia
                                                      (Chief Executive Officer)

                                                       /s/ Thomas J. Iacopelli
                                                       ------------------------
                                                           Thomas J. Iacopelli
                                                      (Chief Financial Officer)