Form 10-K
period 1998-12-31
NYMAGIC INC
filed 1999-04-01
CIK 847431

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 1O-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to ________________

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

                                  Name of each
     Title of each class:                         exchange on which registered:
Common Stock, $1.00 par value                        New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of voting stock held by non-affiliates of the registrant, as of March 1, 1999, was approximately $57,150,292.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 1999, was 9,685,492 shares of common stock, $1.00 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                     Part I

Item 1. Business.

General

      NYMAGIC, INC., a New York corporation (the "Company" or "NYMAGIC"), is a holding company which owns and operates the following insurance companies, risk bearing entities and insurance underwriters and managers:

      Insurance Companies and Lloyd's Corporate Capital Vehicle:

      New York Marine And General Insurance Company - ("New York Marine") Gotham Insurance Company - ("Gotham")
      MMO UK, Ltd.

      Insurance Underwriters and Managers:

      Mutual Marine Office, Inc. - ("MMO")
      Pacific Mutual Marine Office, Inc. - ("PMMO")
      Mutual Marine Office of the Midwest, Inc. - ("Midwest")
      MMO Underwriting Agency, Ltd.

      all of which are collectively referred to hereinafter as the "Company."

      The Company's insurance company subsidiaries, New York Marine and Gotham, each maintain an A.M. Best insurance rating of A+.

NYMAGIC, through its subsidiaries, specializes in underwriting ocean marine, inland marine, aviation and other liability insurance through insurance pools managed by MMO, PMMO, and Midwest (collectively referred to as "MMO and affiliates") since 1964. MMO and affiliates were acquired by NYMAGIC in January 1991. In addition to managing the insurance pools, NYMAGIC participates in the risks underwritten for the pools through two insurance company subsidiaries, New York Marine and Gotham. All premiums, losses and expenses are pro-rated among pool members in accordance with their pool participation percentages.

      On December 31, 1997, the Company acquired ownership of Highgate Managing Agencies, Ltd. which subsequently changed its name to MMO Underwriting Agency, Ltd. MMO Underwriting Agency Ltd. is a Lloyd's managing agency which commenced underwriting in 1998 for the Company's wholly owned subsidiary MMO UK, Ltd. which is a Lloyd's corporate capital vehicle providing 100% of the capital for Syndicate 1265 (collectively referred to as "Syndicate 1265").

      The Company has approximately 119 employees of whom 22 are underwriters.

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

Such statements are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings, cash flows, plans for future operations, common stockholders' equity, investments, capital plans, dividends, plans relating to products or services of, plans for Year 2000 compliance, and estimates concerning the effects of litigation or other disputes, as well as assumptions of any of the foregoing and are generally expressed with words such as "believes," "estimates", "expects," "anticipates," "plans," "projects," "forecasts," "goals", "could have," "may have" and similar expressions.

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

      The Company participation in the business underwritten for the pools by the Manager has increased over the years and, since January 1, 1997, the Company has had a 100% participation in all lines of business produced by the pools.

      Two former pool members, Utica Mutual Insurance Company and Arkwright Mutual Insurance Company withdrew from the pools and retained liability for their effective pool participation for all loss reserves, including IBNR and unearned premium reserves, incurred on policies effective prior to their withdrawal from the pools.

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

Investment Policy

      The Company follows an investment policy which is reviewed quarterly and revised periodically. For the years ended December 31, 1998 and 1997, the yield on the Company's investment portfolio (computed on the basis of average monthly cost of investment and statutory investment income) was 5.4% and 5.7%, respectively. At December 31, 1998, the weighted average maturity of fixed maturity investments was 6.4 years.

      The investment policy for New York Marine as of December 31, 1998, was as follows:

      1. Liquid Funds - Minimum 7-1/2% of Investable Funds. In cash, certificates of deposit, prime bankers acceptances, prime commercial paper, tax-exempts rated Aa3/AA- or MIG 2 or better, tax-exempts rated Aa3 or AA- by one service and unrated by the other, not to exceed $5,000,000 par value in any one institution; obligations of the U.S. Government and its agencies due one year or less; tax-exempt notes with a split A1/AA- or Aa3/A+ rating not to exceed $500,000 in any one institution.

      2.    Bond Funds

            A) Tax-exempt securities and obligations of private corporations rated A3/A- or better by each service which provides a rating, not to exceed $5,000,000 maturity value per issuing entity; maturities not to exceed December 31 of the 20th year from the purchase date, to include:

                  1) Pollution - control bonds guaranteed by industrial corporations rated A3/A- or better.

                  2)    Pre-refunded bonds.

                  3) Housing issues sponsored by the U.S. Government and its agencies secured by underlying mortgage securities with maturities not in excess of 30 years and average maturities not in excess of 20 years.

            B) Preferred stocks with sinking funds, rated A3/A- or better, limited to $500,000 par value per issuer for new issues; to $500,000 purchase price for outstanding issues.

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

      The Company's investments are monitored by the Finance Committee of the Board of Directors. New York Marine's fixed income portfolio is managed by J.P. Morgan Investment Management, Inc. ("JPMIM"). New York Marine's equity portfolio is managed by JPMIM and, in part, by Groupama Asset Management. Gotham has its fixed income portfolio managed by JPMIM and its equity portfolio managed by Rorer Asset Management. The Company's U.K. operations have investments managed by Aberdeen Asset Managers Ltd. See "Subsidiaries".

      As of December 31, 1998, The Company's invested assets were invested as follows:

                                              (In thousands)
                               New York Marine     Gotham     Syndicate 1265
                               ---------------     ------     --------------
    Bonds Rated A- or better ..   $271,501       $ 77,901       $4,001
    Bonds Rated below A- ......        -0-            -0-          -0-
    Equities ..................   $ 56,295       $ 17,123          -0-

Lines of Insurance

      The Company writes ocean marine, inland marine, aircraft and non-marine liability lines of insurance. These lines of business are considered, for operational purposes, as the Company's main segments for analyzing underwriting income. Ocean marine insurance covers a broad range of classes, including marine hull, primary and excess marine liabilities, drilling rig, marine cargo, war risks and assumed reinsurance. Inland marine insurance includes, among other things, differences in condition ("DIC"), excess property packages, miscellaneous property insurance and assumed reinsurance. DIC insurance covers those perils not included with a fire and extended coverage policy, including burglary, collapse, flood, volcano and earthquake. Aircraft insurance includes hull and engine insurance as well as liability insurance. Non-marine liability insurance includes, among other things, umbrella (excess casualty) insurance, and excess and surplus line risks written primarily through Gotham.

      The following tables set forth the pools' gross and net written premiums including business from Syndicate 1265. Insurance premiums written on a calendar year basis may be attributable to various policy years. Thus, some of the calendar year premiums written may arise from policies incepting in 1996 and prior when the Company had a different participation in the pools. Therefore, the Company's gross and net written premiums cannot be obtained by multiplying the amounts below by the Company's percentage participation in each year. However, the tables below, which set forth calendar year premiums, do reflect the size and mix of business produced by the Managers for the years so indicated.


                                         Year Ended December 31,
                        -------------------------------------------------------
Gross Premiums Written by
    Line of Business      1998(a)             1997              1996
----------------------  ---------          ---------          --------
                                              (In thousands)
Ocean marine .........  $  78,768     60%  $  72,995     59%  $  87,519     56%
Inland marine ........      1,321      1%      1,117      1%      1,651      1%
Aircraft .............     36,594     28%     45,853     37%     61,067     39%
Other liability ......      3,176      2%      3,897      3%      5,309      4%
Other.(b) ............     12,337      9%        207     --         358     --
                        ---------    ---   ---------    ---   ---------    ---
Total ................  $ 132,196    100%  $ 124,069    100%  $ 155,904    100%
                        =========    ===   =========    ===   =========    ===


                                         Year Ended December 31,
                        -------------------------------------------------------
Net Premiums Written by
    Line of Business      1998(a)            1997               1996
----------------------  ----------         ---------          --------
                                              (In thousands)
Ocean marine .........  $  58,800     82%  $  49,666     79%  $  58,771     59%
Inland marine ........       (355)    --        (217)    --      (2,087)    (2%)
Aircraft .............       (551)    --       9,568     15%     37,682     38%
Other liability ......      2,977      4%      3,864      6%      5,325      5%
Other.(b) ............     10,587     14%        207     --         374     --
                        ---------    ---   ---------    ---   ---------    ---
Total ................  $  71,954    100%  $  63,088    100%  $ 100,065    100%
                        =========    ===   =========    ===   =========    ===

(a) Includes gross ocean marine premiums written and net ocean marine premiums written from Syndicate 1265 of $17,817 and $16,832, respectively. This represents approximately 23% and 29% of ocean marine premiums on a gross and net basis, respectively.

(b) In 1998, includes a one-time assumption of miscellaneous casualty premiums of $12,313 and $10,563 on a gross and net basis, respectively.

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

      The Company attempts to limit its exposure from catastrophes through the purchase of general excess of loss reinsurance which provides coverage in the event that multiple insureds incur losses arising from the same occurrence. These coverages require the Company to pay a minimum premium, subject to upward adjustment based upon premium volume. The treaties, which extend in general for a twelve month period, obligate the reinsurers to pay for the portion of the Company's aggregate losses (net of specific reinsurance) which fall within each treaty's layer or exposure. The Company's retention on any one catastrophic occurrence, after it obtains the benefit of its excess of loss reinsurance, has not exceeded $4 million during the past three years. In the event of a catastrophe loss, the Company would incur additional reinstatement premium charges for its excess of loss reinsurance, to the extent that such treaties incur a portion of the loss and in an amount not greater than the original cost of the reinsurance.

      The Company reinsures risks with several domestic and foreign reinsurers as well as syndicates including Lloyd's of London ("Lloyd's"). The Company's largest reinsurers as of December 31, 1998, were Arkwright, Lloyd's and Utica Mutual, with aggregate net recoverables of $36 million, $19 million and $13 million, respectively. The 1998 A.M. Best ratings for Arkwright and Utica Mutual are each rated A, respectively. Lloyd's of London maintains a trust fund which was established for the benefit of all United States ceding companies. In 1995, as part of a reconstruction process, the trust fund was expanded to include certain obligations on a gross basis. In 1996, Equitas was formed to handle the run-off of years 1992 and prior for Lloyd's. For the three most recent years for which Lloyd's has reported results, 1995, 1994 and 1993, Lloyd's reported gains for each of those years. The Company has not experienced difficulties in collecting amounts due from Lloyd's and the timing of cash receipts has not materially affected the Company's liquidity. However, given the uncertainty surrounding the sufficiency of assets in Equitas to meet its ultimate obligations, there is a reasonable possibility that the Company's collection efforts relating to its Lloyd's recoverables might be adversely affected in the future. At December 31, 1998, the Company's net exposure to reinsurers, other than Arkwright, Lloyd's and Utica Mutual, was approximately $109 million, including amounts recoverable for paid losses, outstanding losses, IBNR and unearned premium reserves. This amount is recoverable collectively from approximately 800 reinsurers or syndicates, no single one of which was liable to the Company for an unsecured amount in excess of approximately $4.4 million.

Operating Ratios

      Premium to Surplus Ratio. The following table shows, for the periods indicated, the Company's consolidated domestic insurance company's statutory ratios of net premiums written (gross premiums less premiums ceded) to policyholders' surplus:

                                           Year Ended December 31,
                            ----------------------------------------------------
                              1998       1997       1996       1995       1994
                            --------   --------   --------   --------   --------
                                           (Dollars in thousands)
Net premiums written ....   $ 45,333   $ 62,221   $ 90,513   $ 97,817   $100,907
Policyholders' surplus ..    196,745    181,844    160,929    148,785    133,813
                            --------   --------   --------   --------   --------
Ratio ...................    23 to 1   .34 to 1   .56 to 1   .66 to 1   .75 to 1

      While there are no statutory requirements applicable to the Company which establish permissible premium to surplus ratios, guidelines established by the National Association of Insurance Commissioners provide that the statutory net premiums written to surplus ratio should be no greater than 3 to 1. The Company is well within those guidelines. Syndicate 1265 maintained a capacity to write approximately a U.S. dollar equivalent of $24.9 million in 1998.

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

                                           Year Ended December 31,
                            ----------------------------------------------------
                              1998       1997       1996       1995       1994
                            --------   --------   --------   --------   --------
Loss Ratio .............       50.4%      58.7%      62.6%      69.0%      80.2%
Expense Ratio ..........       37.3%      31.7%      31.9%      30.3%      28.5%
                              -----      -----      -----      -----      -----
Combined Ratio .........       87.7%      90.4%      94.5%      99.3%     108.7%

      The ratios set forth above have been calculated on a statutory basis which reflect the operating results of NYMAGIC's two domestic insurance company subsidiaries, New York Marine and Gotham.

      GAAP Combined Loss and Expense Ratios. The underwriting experience of the Company is indicated by its "combined ratio," which is the sum of (1) the ratio of losses and loss adjustment expenses incurred to net premiums earned (the "loss ratio") and (2) the ratio of policy acquisition costs and other underwriting expenses to net premiums earned (the "expense ratio").

      The Company's consolidated loss ratios, expense ratios and combined ratios, on a GAAP basis, are shown in the following table:

                                           Year Ended December 31,
                            ----------------------------------------------------
                              1998       1997       1996       1995       1994
                            --------   --------   --------   --------   --------
Loss Ratio .............       66.4%      58.0%      61.2%      67.4%      78.1%
Expense Ratio ..........       27.1%      31.5%      32.3%      31.9%      34.4%
                              -----      -----      -----      -----      -----
Combined Ratio .........       93.5%      89.5%      93.5%      99.3%     112.5%

      The ratios set forth above have been calculated on a GAAP basis which reflect the operating results of NYMAGIC's insurance company subsidiaries, New York Marine, Gotham and Syndicate 1265's operations.

      The GAAP loss ratio differs from the statutory loss ratio mainly as a result of including the operations of Syndicate 1265 which commenced in 1998, an assumption of premium transaction which was commuted in 1998, amortization of the deferred income in connection with the assumption of loss reserves from Pennsylvania National and Lumber Mutual, reserves for uncollectible reinsurance recoverables and an adjustment for certain management commissions charged as unallocated loss adjustment expenses. The GAAP expense ratio differs from the statutory expense ratio primarily as a result of amortization of deferred policy acquisition costs for GAAP and receivable write-offs which are reflected in income for GAAP. In 1998, two assumption of premium transactions had the effect of reducing the expense ratio for GAAP purposes. In 1998, the expense ratio also includes amounts from Syndicate 1265's operations.

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

      The Company, from time to time, has increased its participation in the pools. The effect of each such increase is prospective in nature and does not affect the loss reserves herein set forth for the years prior to the effective date of any such change in participation percentage.

      The insurance pools participated in the issuance of umbrella casualty insurance for various Fortune 1000 companies in the period from 1978 to 1983. Depending on the accident year, the insurance pools' maximum retention per occurrence ranged from $250,000 to $500,000. The Company's effective pool participation on such risks varied from 11% in 1978 to 30% in 1983. At December 31, 1998 and 1997, the Company's gross, ceded and net loss and loss adjustment expense reserves for Asbestos/Pollution policies amounted to $24.3 million, $15.3 million and $9.0 million, and $25.0 million, $16.0 million and $9.0 million, respectively. As of December 31, 1998, the Company had approximately 400 policies which had at least one claim relating to Asbestos/Pollution exposures. The Company believes that the uncertainty surrounding Asbestos/Pollution exposures, including issues as to insureds' liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions, all affect the estimation of ultimate losses. Under such circumstances, it is difficult to determine the ultimate loss for Asbestos/Pollution related claims. Given the uncertainty in this area, losses from Asbestos/Pollution related claims are likely to develop adversely. However, the Company believes that, in aggregate, the unpaid loss and loss adjustment expense reserves as of December 31, 1998, allow for an adequate provision and that the ultimate resolution of the Asbestos/Pollution claims will not have a material impact on the Company's financial position.

      The following table sets forth NYMAGIC's net case reserve experience for Asbestos/Pollution policies for each of the past three years:

                                                    1998       1997       1996
                                                  -------    -------    -------
                                                          (In thousands)
                                                  ------------------------------
Asbestos
Case Reserves at beginning of period ..........   $ 1,067    $ 1,103    $ 1,307
Incurred loss and loss adjustment expenses ....       (27)        52       (186)
Payments ......................................      (238)       (88)       (18)
                                                  -------    -------    -------
Case Reserves at end of period ................   $   802    $ 1,067    $ 1,103
                                                  =======    =======    =======

                                                    1998       1997       1996
                                                  -------    -------    -------
                                                           (In thousands)
                                                  ------------------------------
Pollution
Case Reserves at beginning of period ..........   $ 1,417    $ 2,323    $ 2,141
Incurred loss and loss adjustment expenses ....       351       (486)       975
Payments ......................................      (613)      (420)      (793)
                                                  -------    -------    -------
Case Reserves at end of period ................   $ 1,155    $ 1,417    $ 2,323
                                                  =======    =======    =======

The following table sets forth NYMAGIC's net loss and loss adjustment expense experience for Asbestos/Pollution policies for each of the past three years:

                                                    1998       1997       1996
                                                  -------    -------    -------
                                                         (In thousands)
                                                  ------------------------------
Asbestos/Pollution
Unpaid loss and loss adjustment expenses
 (Including IBNR) at beginning of period ......   $ 9,029    $ 8,500    $ 7,041
Incurred loss and loss adjustment expenses ....       839      1,037      2,270
Payments ......................................      (851)      (508)      (811)
                                                  -------    -------    -------
Unpaid loss and loss adjustment expenses
 (Including IBNR) at end of period ............   $ 9,017    $ 9,029    $ 8,500
                                                  =======    =======    =======

      The  loss  and  loss   adjustment   payments   related  to  the  Company's
Asbestos/Pollution exposures have not been material in relation to the Company's total loss and loss adjustment expense payments as shown in the table below:

                                                    1998       1997       1996
                                                  -------    -------    -------
                                                         (In thousands)
                                                  ------------------------------
Total loss and loss adjustment expense
 payments for the year ended December 31, .....   $58,983    $55,483    $61,524
Asbestos/Pollution loss and loss
 adjustment expense payments for the
 year ended December 31, ......................       851        508        811

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

      The second section sets forth the re-estimates in later years of incurred losses, including payments, as a percentage of the estimate for the years indicated. The cumulative redundancy represents as of December 31, 1998, the aggregate change in the estimates over all prior years. The redundancies have been reflected in income over the periods shown.

      The Company makes no specific provision for inflation in connection with reserve estimates, but does each year consider the adjustment of outstanding case reserves and current inflationary indices in determining the adequacy of the overall loss reserve. The Company monitors historical loss payments to determine the sufficiency of this provision.

                                                                          Year Ended December 31,
                                               ----------------------------------------------------------------------------
                                                  1988         1989           1990         1991         1992        1993
                                                  ----         ----           ----         ----         ----        ----
                                                                               (Dollars in thousands)
Estimated Liability
for Net Unpaid Losses and
Loss Adjustment Expenses.                      116,089      138,920        156,533      170,744      203,735     208,366

Cumulative Amount of Net Liability
Paid As a Percentage of
Estimate Through:

      1  Year Later                                17%          17%            18%          19%          20%         22%
      2  Years Later                               27%          32%            36%          37%          37%         37%
      3  Years Later                               39%          46%            49%          52%          48%         49%
      4  Years Later                               49%          57%            62%          61%          58%         57%
      5  Years Later                               55%          66%            69%          69%          64%         64%
      6  Years Later                               61%          72%            75%          74%          70%
      7  Years Later                               65%          75%            78%          78%
      8  Years Later                               68%          77%            81%
      9  Years Later                               69%          79%
     10  Years Later                               71%


Net Liability Reestimated including
Cumulative Net Paid Losses and
Loss Adjustment Expenses As
a Percentage of Estimate As of:

      1  Year Later                                96%          96%           100%          99%          99%         99%
      2  Years Later                               90%          98%           100%          99%          97%         96%
      3  Years Later                               89%          96%            98%          99%          95%         95%
      4  Years Later                               86%          94%            98%          97%          95%         93%
      5  Years Later                               83%          91%            96%          98%          94%         94%
      6  Years Later                               80%          90%            96%          96%          95%
      7  Years Later                               79%          91%            95%          97%
      8  Years Later                               80%          90%            97%
      9  Years Later                               80%          92%
     10  Years Later                               82%


Net Cumulative Redundancy                       20,764       11,786          5,201        4,714       10,883      12,128



Gross Unpaid Losses an Loss Adjustment Expenses                                                                 $407,321
Reinsurance Recoverable on Unpaid Losses and
  Loss Adjustment Expenses                                                                                       198,955
Reserve Re-estimated Gross                                                                                       374,966
Reserve Re-estimated Reinsurance Recoverable                                                                     181,142
Gross Cumulative Redundancy                                                                                       32,355

                                                                             Year Ended December 31,
                                             ---------------------------------------------------------------------------------------
                                                        1994           1995            1996           1997          1998
                                                        ----           ----            ----           ----          ----
                                                                              (Dollars in thousands)
Estimated Liability
for Net Unpaid Losses and
Loss Adjustment Expenses...                          212,377        229,916         227,370        222,335       213,589

Cumulative Amount of Net Liability
Paid As a Percentage of
Estimate Through:

      1  Year Later                                       20%            20%             17%            19%
      2  Years Later                                      34%            32%             30%
      3  Years Later                                      44%            42%
      4  Years Later                                      53%
      5  Years Later
      6  Years Later
      7  Years Later
      8  Years Later
      9  Years Later
     10  Years Later


Net Liability Reestimated including
Cumulative Net Paid Losses and
Loss Adjustment Expenses As
a Percentage of Estimate As of:

      1  Year Later                                       97%            94%             90%            91%
      2  Years Later                                      95%            87%             87%
      3  Years Later                                      91%            86%
      4  Years Later                                      91%
      5  Years Later
      6  Years Later
      7  Years Later
      8  Years Later
      9  Years Later
     10  Years Later


Net Cumulative Redundancy                             19,336         32,607          28,868         19,466



Gross Unpaid Losses an Loss Adjustment Expenses     $435,072       $417,795        $411,837       $388,402      $401,584
Reinsurance Recoverable on Unpaid Losses and
  Loss Adjustment Expenses                           222,695        187,879         184,467        166,066       187,995
Reserve Re-estimated Gross                           398,105        384,859         360,676        385,896
Reserve Re-estimated Reinsurance Recoverable         205,873        185,912         155,180        183,026
Gross Cumulative Redundancy                           36,966         32,936          51,161          2,506


      The  following  table  provides  a  reconciliation   of  the  consolidated
liability for losses and loss adjustment expenses at the beginning and end of 1998, 1997 and 1996:

                                                   Year ended December 31,
                                             ---------------------------------
                                               1998        1997         1996
                                              -------    -------       -------
                                                      (In thousands)
Net liability for losses and loss adjustment
  expenses at beginning of year ............ $ 222,335   $ 227,370    $ 229,916

Provision for losses and loss adjustment
  expenses occurring in current year .......    69,703      72,322       71,731
Decrease in estimated losses and loss
  adjustment expenses for claims occurring
  in prior years (1) .......................   (19,466)    (21,874)     (12,753)
Deferred income-loss portfolio
  assumption(2) ............................       275         320          381

Total losses and loss adjustment expenses
  incurred .................................    50,512      50,768       59,359
                                             ---------   ---------    ---------
Less:
Losses and loss adjustment expense payments
   for claims occurring during:
      current year .........................    17,407      17,029       15,012
      prior years ..........................    41,576      38,454       46,512
                                                58,983      55,483       61,524
Plus:
Deferred income-loss portfolio assumption(2)      (275)       (320)        (381)
                                             ---------   ---------    ---------
Net liability for losses and loss adjustment
  expenses at year end .....................   213,589     222,335      227,370
                                             ---------   ---------    ---------
Ceded unpaid losses and loss adjustment
  expenses .................................   187,995     166,067      184,467
                                             ---------   ---------    ---------
Gross unpaid losses and loss adjustment
  expenses at year end ..................... $ 401,584   $ 388,402    $ 411,837
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

      The principal differences between the consolidated liability for unpaid losses and loss adjustment expenses as reported in the Annual Statement filed with state insurance departments in accordance with statutory accounting principles and the liability based on generally accepted accounting principles shown in the above tables is due to the reserve for the Company's pro rata share of the pool obligations of Mutual Fire, a former pool member, the assumption of Pennsylvania National's and Lumber's loss reserves arising from their former participation in the MMO insurance pools, the Company's Syndicate 1265, and unpaid unallocated loss adjustment expenses based upon management commissions payable to the Managers which are eliminated on a consolidated basis. The loss reserves shown in the above tables reflect in each year salvage and subrogation accruals of approximately 1% to 6%. The estimated accrual for salvage and subrogation is based on the line of business and historical salvage and subrogation recovery data. In neither statutory nor generally accepted accounting principles are loss and loss adjustment expense reserves discounted.

      The following table sets forth the reconciliation of the consolidated net liability for losses and loss adjustment expenses based on statutory accounting principles for the domestic insurance companies and based on generally accepted accounting principles as of December 31, 1998, 1997 and 1996:

                                                                                                      Year ended December 31,
                                                                                            ---------------------------------------
                                                                                               1998           1997           1996
                                                                                            ---------      ---------      ---------
                                                                                                         (In thousands)
Liability for losses and loss adjustment expenses
  reported based on statutory accounting principles ..................................      $ 193,680      $ 217,016      $ 222,953
Liability for losses and loss adjustment expenses assumed
  from Lumber Mutual and Pennsylvania National .......................................          4,529          4,469          4,508
 (excludes $4,636, $5,580 and $6,653 at December 31, 1998, 1997 and 1996,
  accounted for in the statutory liability for losses and loss adjustment expenses)
UK operations ........................................................................         13,504             --             --
Other, net ...........................................................................          1,876            850            (91)
                                                                                            ---------      ---------      ---------
Net liability for losses and loss adjustment expenses reported
  based on generally accepted accounting principles ..................................        213,589        222,335        227,370
Ceded liability for unpaid losses and loss adjustment expenses .......................        187,995        166,067        184,467
                                                                                            ---------      ---------      ---------
Gross liability for unpaid losses and loss adjustment expenses .......................      $ 401,584      $ 388,402      $ 411,837
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

      The domestic insurance company subsidiaries also file statutory financial statements with each state in the format requested by the National Association of Insurance Commissioners (the "NAIC"). The NAIC provides accounting guidelines for companies to report and provides minimum solvency standards for all companies in the form of risk-based capital requirements. The Company believes that the surplus of each of the insurance companies are above the minimum amount required by the NAIC.

      The NAIC's project to codify statutory accounting principles, which will ultimately change currently prescribed statutory accounting principles, was approved by the NAIC in March 1998. The approval included a provision for commissioner discretion in determining appropriate statutory accounting for insurers in their state. The NAIC indicated that codification will become effective on January 1, 2001. The Company is examining how implementation will affect its statutory financial statements.

      The Company is subject to an examination by the Insurance Department of the State of New York. The insurance companies' most recent examination was for the year ended December 31, 1995. There were no significant adjustments which resulted from that examination.

      Syndicate 1265 operates in a highly regulated environment within the overall Lloyd's of London market. Lloyd's of London maintains regulatory departments that review the management and operation of all agencies and syndicates to ensure that business is conducted in accordance with Lloyd's standards. Syndicates are required to maintain trust funds for insurance transactions with strict guidelines on withdrawals from such funds. Annual solvency tests are conducted whereby syndicates must maintain minimum capital requirements in accordance with ratios prescribed by Lloyd's.

      The domestic insurance company subsidiaries are limited under New York law in the amount of dividends they can pay to the parent company, NYMAGIC, without prior approval of the New York State Insurance Department.

      NYMAGIC's principal source of income is dividends from its subsidiaries, which is used for payment of operating expenses, including interest expense, loan repayments and payment of dividends to NYMAGIC's shareholders. The maximum amount of dividends that may be paid to NYMAGIC by the domestic insurance company subsidiaries is limited to the lesser of 10% of statutory surplus or 100% of net investment income, as defined under New York insurance law. The maximum amount which could be paid to the Company out of December 31, 1998 domestic insurance companies' surplus was approximately $19,675,000.

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

      NYMAGIC's other domestic insurance company subsidiary, Gotham Insurance Company, was organized in 1986 as a means of expanding into the excess and surplus lines marketplace. New York Marine and Gotham entered into a Reinsurance Agreement, effective January 1, 1987, under terms of which Gotham will cede 100% of its gross direct writings to New York Marine and assume 15% of New York Marine's total retained business, beginning with the 1987 policy year.
Accordingly, for policy year 1987 and subsequent, Gotham's underwriting statistics are similar to New York Marine's. As of December 31, 1998, 75% and 25% of Gotham's common stock is owned by New York Marine and NYMAGIC, respectively.

      Gotham does not assume or cede business to or from other insurance companies. As of December 31, 1998, New York Marine had aggregate recoverables due from Gotham of approximately $33 million or 18% of New York Marine's statutory surplus. Gotham had aggregate recoverables due from New York Marine as of December 31, 1998, of approximately $31 million or 53% of Gotham's statutory surplus.

      New York Marine's and Gotham's combined net income on a GAAP basis represented substantially all of the consolidated net income of the Company for each of the years ended December 31, 1998, 1997 and 1996.

      Mutual Marine Office, Inc. was acquired in 1991 and was formed in 1964 to underwrite a book of ocean marine insurance. MMO's activities expanded over the years and it now underwrites a book of ocean marine, inland marine, aviation and other liability insurance.

      On December 31, 1997, the Company acquired ownership of Highgate Managing Agencies, Ltd. which subsequently changed its name to MMO Underwriting Agency, Ltd. MMO Underwriting Agency Ltd. is a Lloyd's managing agency which commenced underwriting in 1998 for the Company's wholly owned subsidiary MMO UK, Ltd. which is a Lloyd's corporate capital vehicle providing 100% of the capital for Syndicate 1265.

      Mutual Marine Office of the Midwest, Inc. was acquired in 1991 and was formed in 1978 to underwrite a varied book of business located in the Midwest region.

      Pacific Mutual Marine Office, Inc. was acquired in 1991 and was formed in 1975 to underwrite a varied book of business in the West Coast region.

Competition

      The insurance industry is highly competitive and the companies, both domestic and foreign, against which the Company competes are often larger with greater capital resources than the Company and the pools. The principal methods of competition are pricing and responsiveness to the individual insured's coverage requirements. The competitive nature of the business intensified from 1995 through 1998 as rates softened in the aviation and ocean marine lines. Competition remains intense as a result of excess capacity in the casualty market. Accordingly, the Company is not planning to renew those policies which would result in an underwriting loss.

      The Company believes it can successfully compete against other companies in the insurance market due to its philosophy of underwriting quality insurance, its reputation as a conservative well-capitalized insurer and its willingness to forego unprofitable business.

Employees

      The Company currently employs approximately 119 persons, of whom 22 are insurance underwriters.

Item  2. Properties.

      The Company does not own, directly or indirectly, any real estate. The Company leases office space for day to day operations in the following cities:

                  New York            -   37,000 square feet
                  Chicago             -    3,500 square feet
                  San Francisco       -    4,050 square feet
                  London              -    1,450 square feet

      The Company's principal executive offices are approximately 37,000 sq. ft. in size and are located in New York City. In 1993 the Company moved into its location at 330 Madison Avenue, New York, New York, which was renovated and is in excellent condition. The lease for the Company's principal executive offices expires December 30, 2003. The minimum annual rent under the lease is $1,184,000 from 1999 until the expiration of the lease. The lease included an initial cash payment by the lessor to the Company of $1,853,000 of which the benefit was deferred and amortized over the lease term.

Item 3. Legal Proceedings.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

                                     PART II

Item  5. Market for Registrant's Common Stock and Related Stockholder Matters.

      The Company's common stock trades on the New York Stock Exchange (NYSE
Symbol: NYM). The following table sets forth representative high and low closing prices for the periods indicated.

                                 1998                          1997
                           ---------------               ---------------
                            High      Low                 High      Low
First Quarter...........   $30.06   $24.38               $21.13   $18.00

Second Quarter .........    34.25    27.00                20.88    18.38

Third Quarter ..........    28.63    21.75                26.06    20.63

Fourth Quarter .........    25.25    19.75                29.81    25.50


      As of March 1, 1999, there were 83 shareholders of record. However, management believes there are in excess of 2,500 beneficial owners of NYMAGIC's common stock.

Dividend Policy

      A cash dividend of ten (10) cents per share was declared and paid to shareholders of record as of March 31, June 30, September 30, and December 31, 1998 and 1997. For a description of restrictions on the ability of the Company's insurance subsidiaries to transfer funds to the Company in the form of dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 6. Selected Financial Data.

OPERATING DATA                           Year Ended December 31,
                           ----------------------------------------------------
                             1998       1997       1996       1995       1994
                           --------   --------   --------   --------   --------
                                 (In thousands, except per share amounts)
Revenues:
Net premiums earned ...... $ 76,023   $ 87,537   $ 97,036   $103,461   $ 79,255
Net investment income ....   20,803     21,325     21,270     21,659     18,854
Commission income ........      591      1,439      1,981      3,438      2,052
Realized investment gains     8,615     10,425      4,589      4,111      2,992
Other income .............      396        293        690        661        420
                           --------   --------   --------   --------   --------
Total revenues ........... $106,428   $121,019   $125,566   $133,330   $103,573
                           ========   ========   ========   ========   ========

Expenses:
Losses and loss adjustment
  expenses incurred ...... $ 50,512   $ 50,768   $ 59,359   $ 69,716   $ 61,900
Policy acquisition expenses  10,107     16,583     18,828     21,017     14,260
General and administrative
  expenses ...............   21,531     16,763     16,168     16,236     16,742
Interest expense .........    1,374      1,450      1,035        438        495
                           --------   --------   --------   --------   --------
Total expenses ........... $ 83,524   $ 85,564   $ 95,390   $107,407   $ 93,397
                           ========   ========   ========   ========   ========

                                         Year Ended December 31,
                           ----------------------------------------------------
                             1998       1997       1996       1995       1994
                           --------   --------   --------   --------   --------
                                 (In thousands, except per share amounts)

Income before income taxes   22,904     35,455     30,176     25,923     10,176
                           --------   --------   --------   --------   --------
Income taxes
  Current ................    5,250      8,962      7,495      5,393      2,306
  Deferred ...............     (869)       125         56        410     (1,827)
                           --------   --------   --------   --------   --------
Total income taxes .......    4,381      9,087      7,551      5,803        479
                           --------   --------   --------   --------   --------
Net income ............... $ 18,523   $ 26,368   $ 22,625   $ 20,120   $  9,697
                           ========   ========   ========   ========   ========

BASIC EARNINGS PER SHARE(1):

Weighted average shares
  outstanding ............    9,679      9,849     10,499     11,299     11,379
Basic earnings per share .   $ 1.91   $   2.68   $   2.15   $   1.78   $    .85
                             ======   ========   ========   ========   ========

DILUTED EARNINGS PER SHARE(1):

Weighted average shares
  outstanding ............    9,705      9,872     10,524     11,341     11,392
Diluted earnings per share   $ 1.91   $   2.67   $   2.15   $   1.77   $    .85
                             ======   ========   ========   ========   ========

Dividends declared per share $  .40   $    .40   $    .40   $    .40   $    .40
                             ======   ========   ========   ========   ========

BALANCE SHEET DATA
 AT PERIOD END:
                                           Year Ended December 31,
                           ----------------------------------------------------
                             1998       1997       1996       1995       1994
                           --------   --------   --------   --------   --------
                                               (In thousands)

Total investments ........ $443,022   $438,591   $409,209   $403,306   $341,643
Total assets .............  730,320    707,903    714,949    722,250    730,744
Unpaid losses and loss
  adjustment  expenses ...  401,584    388,402    411,837    417,795    435,072
Notes payable ............   17,458     22,458     20,438     12,727      7,020
Total shareholders' equity $228,180   $206,519   $188,852   $182,717   $164,313

      For a description of factors that materially affect the comparability of the information reflected in the Selected Financial Data, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

----------
(1) Earnings per share data prior to 1997 have been restated as required under Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Results of Operations

      The Company participates in pools of insurance covering ocean marine, inland marine, aircraft and non-marine liability insurance managed by MMO and affiliates. The Company's participation in the other liability and inland marine pools increased to 100% effective July 1, 1994, and its participation in the ocean marine and aviation pools increased to 90% at the same time. Effective January 1, 1997, the Company's participation in the ocean marine and aviation pools increased to 100%. These lines of businesses are considered, for operational purposes, as the Company's main segments for purposes of analyzing underwriting income.

                                        Year Ended December 31,
NYMAGIC Net Premiums Written       ----------------------------------
    Line of Business           1998(a)            1997               1996
----------------------  -----------------  -----------------  -----------------
                                              (In thousands)
Ocean marine .........  $  59,231     81%  $  48,658     78%  $  54,093     60%
Inland marine ........       (350)    --         146     --      (1,658)    (2%)
Aircraft .............         82     --       9,354     15%     32,482     36%
Other liability ......      2,969      4%      3,856      6%      5,238      6%
Other (b) ............     10,796     15%        207      1%        358     --
                        ---------   ----   ---------   ----   ---------   ----
Total ................  $  72,728    100%  $  62,221    100%  $  90,513    100%
                        =========   ====   =========   ====   =========   ====

                                        Year Ended December 31,
NYMAGIC Net Premiums Earned        ---------------------------------
    Line of Business           1998(a)            1997               1996
----------------------  -----------------  -----------------  -----------------
                                              (In thousands)
Ocean marine .........  $  60,219     79%  $  49,984     57%  $  52,483     54%
Inland marine ........       (393)    --         443      1%      2,408      3%
Aircraft .............      2,005      3%     32,566     37%     35,416     36%
Other liability ......      3,393      4%      4,328      5%      6,355      7%
Other (b) ............     10,799     14%        216     --         374     --
                        ---------   ----   ---------   ----   ---------   ----
Total ................  $  76,023    100%  $  87,537    100%  $  97,036    100%
                        =========   ====   =========   ====   =========   ====


(a) Includes net ocean marine premiums written and earned from Syndicate 1265 of $16,832 and $14,832, respectively.

(b) In 1998, includes a one-time assumption of miscellaneous casualty net written and earned premiums of $10,563, respectively.

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

1998 as Compared to 1997

      Net income decreased to $18.5 million for the year ended December 31, 1998, from $26.4 million for the prior year. Diluted earnings per share decreased to $1.91 in 1998 as compared to $2.67 in 1997. Operating income, which excludes realized investment gains, was $12.9 million in 1998 compared to $19.6 million in 1997. Operating earnings per share on a diluted basis was $1.33 in 1998 compared with $1.98 in 1997.

      The Company's net premiums earned decreased to $76.0 million in 1998 as compared to $87.5 million in 1997. Premiums earned in 1998 reflect very competitive markets across all lines of business, premiums from Syndicate 1265 and the effects of two transactions involving the assumption of premiums.

      Ocean marine earned premiums for this segment increased by 20% in 1998 compared to 1997. The increase resulted from a reinsurance transaction involving a one-time assumption of approximately $14.2 million of premiums that emanated from Syndicate 1265, which commenced operations in the current year. Syndicate 1265 contributed an additional $3.6 million in gross direct ocean marine writings in 1998. The domestic insurance companies reported a 9% decrease in earned premiums as competition remained intense and adversely affected premium rates. The outlook for 1999 indicates that pricing pressures will remain intact as the over capacity within this market still exists. Syndicate 1265 will also continue to write at a cautious pace.

      Other liability and other premiums earned for this segment were $14.0 million in 1998 compared to $4.3 million in 1997. The increase resulted from the second reinsurance transaction in 1998 that included a one-time assumption of approximately $10.5 million of miscellaneous casualty net premiums. Excluding the effect of this transaction, premiums earned would have decreased approximately 22% in 1998 as a result of the soft casualty market which led to a decline in premium production. The Company expects the casualty market to remain competitive in 1999 with premiums likely to decline further.

      The aviation segment of business was most affected by the competitive market, with gross writings down by 20%, and coupled with the purchase of additional reinsurance protection resulted in premiums earned decreasing to $2.0 million in 1998 compared with $32.6 million in 1997. Obtaining additional reinsurance protection is consistent with the Company's strategy of minimizing risk and preserving capital as the underwriting climate for gross premiums remains soft. In addition, large aviation gross losses resulted in additional reinsurance reinstatement costs of approximately $3.7 million that further contributed to the decline in premiums. The Company expects this underwriting environment to remain competitive in 1999.

      Inland marine gross premium writings for this segment increased 15% to $1.3 million in 1998 due in large part to writing policies that are ancillary to its ocean marine risks. Earned premiums were negative due to reinsurance costs for catastrophe protection, reinstatement costs, and quota share reinsurance which collectively amounted to approximately $1.6 million. This underwriting strategy is expected to remain in place for 1999.

      Losses and loss adjustment expenses incurred as a percentage of net premiums earned were 66.4% for the year ended December 31, 1998 as compared to 58.0% for the prior year.

      The ocean marine loss ratio for Syndicate 1265's assumption of premiums in 1998 was approximately 94% and had the effect of increasing the overall loss ratio significantly. Absent such business, the ocean marine loss ratio for this segment would have been approximately 54% as compared to 57% for the prior year. The domestic insurance companies recorded favorable net loss experience in the Company's core ocean marine line largely due to lower retention levels per loss.

      The other liability loss ratio for this segment increased to 96% from 91% in 1997. The assumption of miscellaneous net casualty premiums in 1998 was subsequently commuted in the fourth quarter of 1998 at a loss ratio of 77%. Excluding this business, the loss ratio would have been approximately 152%. Adverse development from prior year losses contributed to the increase.

      An improvement in the frequency of losses and favorable net loss development contributed to a lower loss ratio in the aviation line in 1998.

      Policy acquisition costs as a percentage of net premiums earned for the year ended December 31, 1998 were 13.3% as compared with 18.9% of the prior year. The reduction in the ratio is due to the two transactions involving an assumption of premiums in 1998. Excluding the effect of such business, the ratio would have been approximately 19.7% for 1998. This ratio approximates the ocean marine line of business ratio as those premiums represent a larger percentage of total premiums in 1998 than in 1997.

      Net investment income in 1998 decreased by 2% to $20.8 million from $21.3 million in 1997 as a result of a decrease in investment yield in the Company's fixed maturity portfolio caused by additional purchases of tax-exempt securities and lower overall interest rates. Although investment yield was lower in 1998, Syndicate 1265's operations contributed to a larger average invested asset base during the current year.

      Commission income in 1998 was $591,448 as compared to $1,438,606 for the same period of 1997. The prior year included larger profit commissions from reinsurance transactions in the aviation and ocean marine lines of business.

      General and administrative expenses increased by 28% in 1998 over 1997. The increase included operating expenses from Syndicate 1265. Also, certain one-time expenses were incurred in connection with the assumption of premiums and the formation of Syndicate 1265. Lastly, contributing to the overall increase were expenses associated with two employee benefit plans adopted by the Board of Directors in 1998.

      Interest expense decreased 5% for the year ended December 31,1998 to $1.4 million primarily as a result of a decrease in average loan principal outstanding.

      The Company was able to realize investment gains of $8.6 million in 1998 mainly as a result of the sale of appreciated equity securities in 1998.

      The Company's effective tax rate at December 31,1998 was 19.1% as compared to 25.6% in 1997. Taxable income was greater in 1997 as a result of larger underwriting profits and realized investment gains. The decrease in the effective rate was also due to increased tax-exempt income as a percentage of pre-tax income in 1998.

      Reinsurance receivables at December 31, 1998 were $199.7 million or 14% greater than the prior year's amount. Large gross aviation losses, which were ceded under various reinsurance agreements, accounted for the increase.

      Accumulated other comprehensive income, which includes unrealized appreciation of investments and foreign currency translation adjustments, at December 31, 1998 was $19.4 million as compared to $12.9 million as of December 31, 1997. Increases in unrealized appreciation of both fixed and equity securities accounted for most of the increase.

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

      Ocean marine premiums earned fell by 5% in 1997 mainly due to falling premium rates as competition remained intense during 1997. All classes within the ocean marine line experienced declines except for the energy class which saw increases in production. In 1997, the Company wrote additional marine liability accounts with assureds that have smaller amounts of exposure. Also, net premium writings did not decline at the same rate as gross premiums primarily due to cheaper reinsurance costs.

      Although net premiums earned in the aviation line decreased by only 8%, gross written and net written premiums decreased by 25% and 71%, respectively. A softening of rates in the aviation line, resulting from excess industry capacity, initially started in 1996 and continued into 1997 and accounted for a reduction in gross aviation premiums written in 1997. During this soft underwriting cycle, the Company sought to reduce overall retention levels in order to avoid the negative impact of any one loss on net income. As a consequence of purchasing additional reinsurance, net writings fell at a greater percentage.

      Other liability earned premiums decreased by 32%. The casualty market has been severely competitive for many years. Consequently, the Company continued to underwrite this line very selectively.

      Premiums earned did benefit, however, from the Company's increased pool participation in the Mutual Marine Office, Inc. ocean marine and aviation pools from 90% to 100% effective for policies incepting on or after January 1, 1997.

      Losses and loss adjustment expenses as a percentage of premiums earned were 58.0% in 1997 as compared to 61.2% in 1996. Improved net loss experience in the other liability and inland lines contributed to the overall decline in the loss ratios. In addition, despite an increase in the frequency of losses in the aviation line, this loss ratio actually improved from the prior year as a result of lower retention levels on losses and favorable loss development on prior year reserves. An increase in severity losses in the ocean marine line contributed to its higher loss ratio in 1997.

      Policy acquisition costs as a percentage of net premiums earned for the year ended December 31, 1997 were 18.9% as compared to 19.4% for the prior year. The Company saw an improvement in the acquisition ratio in the aviation line as a result of obtaining ceding override commissions on reinsurance placed. This had the effect of reducing overall net commissions at a greater rate than the decline in premiums.

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

      Commission income for the year ended December 31, 1997 was $1.4 million as compared to $2.0 million for the same period of 1996. Commission income includes management and contingent commissions charged by Mutual Marine Office, Inc. for operating the insurance pools. As gross writings decreased and the Company increased its MMO pool participation in the ocean marine and aviation pools from 90% to 100% effective for policies incepting on or after January 1, 1997, management commission income from a non-affiliated member of the insurance pools declined.

      General and administrative expenses increased by 4% in 1997 primarily as a result of increased personnel and administrative costs to further strengthen support services.

      Interest expense increased to $1.4 million for the year ended December 31,1997 from $1.0 million for the same period of the prior year primarily as a result of an increase in average loan principal outstanding.

      The Company was able to realize investment gains of $10.4 million in 1997 mainly as a result of the sale of appreciated equity securities.

      Net income increased by 17% to $26.4 million for the year ended December 31, 1997, from $22.6 million for the prior year. Diluted earnings per share increased to $2.67 in 1997 as compared to $2.15 in 1996.

      Accumulated other comprehensive income as of December 31, 1997 included gross unrealized gains and losses on equity securities of $12.3 million and $0.9 million respectively, and gross unrealized gains on fixed maturities available for sale of $8.6 million. Unrealized gains were recorded in fixed and equity securities resulting from decreases in interest rates and a strong stock market in 1997, respectively.

      Notes payable increased to $22.4 million as of December 31, 1997 and resulted from loans obtained to repurchase the Company's common stock. This also contributed to the increase in treasury stock, at cost, in 1997.

      Prepaid reinsurance premiums increased 131% to $24.4 million at December 31, 1997 however the reserve for unearned premiums decreased in 1997 by 17%. The decline in gross writings in 1997 is consistent with the change in the reserve for unearned premiums. The Company, however, reduced its net retention per loss in the aviation line which prompted prepaid reinsurance premiums, as well as ceded reinsurance payable balances, to increase accordingly.


Liquidity and Capital Resources

      The Company monitors cash and short-term investments in order to have an adequate level of funds available to satisfy claims and expenses as they become due. As of December 31, 1998, the Company's assets included approximately $17.8 million in cash and short-term investments. The primary sources of the Company's liquidity are funds generated from insurance premiums, investment income and maturing or liquidating investments.

      Historically, cash provided by operating activities was used in investing and financing activities. In 1997 and 1996 cash inflows increased as premium rates were higher in the ocean marine and aviation lines. Cash was used in operating activities in 1998 as further declines in premium rates and increases in ceded reinsurance premiums negatively affected cash from operations. The Company's maturing book of casualty business also adversely affected cash flows.

      Investing and financing activities increased further as a result of the Company entering into a $10,000,000 revolving credit agreement which increased to $25,000,000 in 1996 with the same bank. Additional borrowings of approximately $9,520,000 and $9,200,000 were made in 1997 and 1996, respectively, to repurchase the Company's Common Stock. Repayments were made quarterly generally at $1,250,000 per quarter.

      The Company has an unsecured credit facility with a bank that allows for a maximum credit of $5,000,000. This facility was reduced in 1997 from a $10,000,000 amount available in 1996. The use of this credit facility will assist the Company as a source of short-term liquidity. In 1998 and 1996, amounts were borrowed to assist the insurance pools managed by the Company in the payment of gross losses. The amounts borrowed under the line of credit were fully repaid after collecting recoverables due from reinsurers on such losses.

      The Company adheres to investment guidelines set by the Finance Committee of the Board of Directors. The investment guidelines are conservatively designed to provide the Company with adequate capital growth and sufficient liquidity to meet existing obligations. Such guidelines consider many factors including anticipated tax position and regulatory requirements.

      The Company's largest investments are in bonds from various states and municipalities. Such securities receive favorable tax treatment under existing tax laws. Our investment position is monitored regularly as the Company has been affected by the alternative minimum tax. As net earnings were affected by several catastrophe losses in the mid 1990's the Company further bolstered its taxable investment position. As the Company's tax position changed with improved earnings in 1995, additional investments were made in tax-exempt securities through 1998 to improve after tax investment yield.

      Under the Common Stock Repurchase Plan, the Company may purchase up to $55,000,000 of the Company's issued and outstanding shares of common stock on the open market. As of December 31, 1998, the Company had repurchased a total of 2,116,442 shares of common stock at a total cost of approximately $38,583,101 at market prices ranging from $16.50 to $26.88 per share.

      NYMAGIC's principal source of cash flow is dividends from its insurance company subsidiaries which is used to fund operating expenses, including interest expense, loan repayments and payment of dividends to shareholders. The Company's domestic insurance company subsidiaries are limited by statute in the amount of dividends that may be declared or paid during a year. The limitation restricts dividends paid or declared to the lower of 10% of policyholders' surplus or 100% of net investment income as defined under New York insurance law. The limitations on dividends from the insurance company subsidiaries are not expected to have an impact on the Company's ability to meet current cash obligations or materially limit the current payment of dividends to the Company's shareholders. Dividends can be paid from Syndicate 1265 to the extent solvency margins are maintained and after the closing of a calendar year, which occurs three years following each calendar year.

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

Readiness and Compliance Plan

      The Company separated its Year 2000 compliance plan into three major phases: (1) Information Technology; (2) Compliance by Vendors and Business Relations; and (3) Potential Underwriting Losses. These three phases are considered the most critical components of the Year 2000 efforts for the Company.

Information Technology

      In 1996, the Company commenced overhauling its existing legacy mainframe computer hardware and software systems in order to improve employee productivity and financial reporting. The Company extended the project to cover Year 2000 concerns.

      In June, 1998, the Company replaced its computer hardware system with client-server architecture which is Year 2000 compliant. The Company also successfully upgraded its insurance business operations software so that such software now functions with the new Year 2000 compliant operating system. The upgraded operations software was modified subsequently to be Year 2000 compliant. The Company is currently testing and evaluating the Year 2000 compliant version of its insurance business operations software. Based upon the status of its testing, which is currently on schedule, the Company expects the testing of its business operations software to be completed by June 30, 1999.

      The Company expects that its remaining software (which includes financial applications for accounts payable, general ledger and other packages) will be Year 2000 compliant by June 30, 1999. The Company has identified Year 2000 compliant systems and is evaluating and testing data to insure compliance of the remaining software systems. The Company is approximately 25% complete with respect to this phase of its Year 2000 evaluation efforts and is currently on schedule with its compliance plans. In the event such systems cannot be upgraded or remedied, the Company would purchase and/or license replacement software which is Year 2000 compliant.

Compliance by Vendors and Business Relations

      In connection with the Company's Year 2000 plan, the Company is in the process of communicating with its various business relationships and vendors to determine the extent of their Year 2000 compliance. The Company mailed questionnaires to approximately 300 companies which the Company considers to have an important relationship with the Company. To date, the Company received responses from approximately 200 of such companies indicating that they are in the process of becoming Year 2000 compliant before January 1, 2000. In 1999, the Company selected the 10 largest producers for the Company, which accounts for approximately 64% of the Company's gross writings for the domestic insurance companies as of December 31, 1998, and requested additional information to evidence their Year 2000 Compliance. Also, the Company is soliciting the non-responding companies to determine the extent of their compliance. The Company is current with its timetable on this phase of its compliance plan and believes that it will complete analyzing the Year 2000 compliance of its business relationships by July 1999. In the event that a business relationship does not respond to the Company or does not demonstrate that its own systems are Year 2000 compliant, then such business relationships may need to be terminated which may result in a material and adverse effect on the Company's business, assets, prospects, liquidity and financial condition.

Potential Underwriting Losses

      Property/casualty insurance companies may have an underwriting exposure related to the Year 2000 phenomenon. Although the Company has not received any claims for coverage from insureds based on losses resulting from Year 2000 issues, there can be no assurance that insureds will be free from losses of this type or that the Company will be free from claims made under the Company's insurance policies. If any claims are made, coverage, if any, will depend on the facts and circumstances of the claim and the provisions of the subject insurance policy. The Company, in certain instances, has been able to include Year 2000 exclusions in its policy forms. Also, the Company is requesting information from certain insureds as to the extent of their Year 2000 compliance. The Company will continue to monitor policies throughout the 1999 year as a result of compliance under this phase of its Year 2000 evaluation efforts. At this time, the Company is unable to determine whether the adverse impact and/or extent of underwriting losses, if any, in connection with the foregoing circumstances would be material to the Company.

Cost of Year 2000 Compliance

      The Company estimates, based on its evaluations and actions taken to date, that the aggregate cost of its information technology project, including the cost of achieving Year 2000 compliance, will be approximately $1,400,000 of which approximately $1,100,000 has been expended through December 31, 1998. These costs (excluding internal personnel expenses) are comprised of outside consulting service costs for evaluation and upgrade of systems, acquisition costs for new equipment and componentry, and licensing and purchase fees for new and upgraded software. This process has not had a material impact on the status of other internal technology projects.

Contingency Plan; Actual Results May Differ

      The Company is in the beginning stages of developing a contingency plan in the event that its insurance business operation software is not placed into use. This plan, which has not been finalized, includes a combination of purchasing personal computers and utilizing manual systems. The contingency plan also addresses Year 2000 issues relating to environmental concerns. This includes telephone and security systems, copiers, electrical availability, etc.

      Actual results may differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate suitable cost efficient replacements (or upgrades to) computer hardware and software which are Year 2000 compliant, and the ability to correct all relevant computer codes and similar uncertainties. There can be no assurance that the Company will be immune from underwriting losses arising from Year 2000; and such losses may result in a material and adverse effect on the Company's business, assets, liquidity and financial condition.

Market risk

      Market risk includes the potential for future losses due to reasonably possible changes in the fair value of financial instruments which relates mainly to the Company's investment portfolio. Those risks associated with the investment portfolio include the effects of exposure to adverse changes in interest rates, credit quality, equity prices and foreign exchange rates.

      The largest market risk to the Company relates to interest rate risk. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. This risk is considered when developing our benchmarks for evaluating our portfolio. Such benchmarks are tied into the overall duration of the Company's loss reserves. Through the matching of cash flows from future maturing investments and the ultimate payout pattern of loss reserves, the Company can minimize the effect of interest rate risk.

      The following tabular presentation outlines the expected cash flows of fixed maturities available for sale for each of the next five years and the aggregate cash flows expected for the remaining years thereafter based upon maturity dates. Fixed maturities include taxable and tax-exempt securities with applicable weighted average interest rates. Taxables also include mortgage backed securities that have prepayment features which may cause actual cash flows to differ from those based on maturity date.

                 Future cash flows of expected principal amounts
                                  (in millions)
                                                                   Total   Total
                                                          There- Amortized  Fair
Fixed maturities          1999   2000   2001   2002   2003 after   Cost    Value
----------------          ----   ----   ----   ----   ----------   ----    -----

Tax-exempt ............. $ 15   $ 11   $ 15   $ 18   $ 32   $161    $252   $260
   Average interest rate  5.9%   6.5%   6.0%   5.7%   5.8%   6.2%     --     --

Taxables ...............   15      3     16     --      9     48      91     93
   Average interest rate  7.0%   7.8%   6.8%    --    5.4%   7.1%     --     --
                         ----   ----   ----   ----   ----------   ----    -----
Total .................. $ 30   $ 14   $ 31   $ 18   $ 41   $209    $343   $353


      Credit quality risk includes the risk of default by issuers of debt securities. The Company's investment guidelines are conservatively designed and prevent the investment in securities below an A rating. Overall, the Company has maintained fixed maturities with an average credit quality rating of AA as of December 31, 1998. The Company's exposure to credit risk is considered minimal.

      Foreign currency risk includes exposure to changes in foreign exchange rates on the market value and interest income of foreign denominated investments. Syndicate 1265 operations maintain an equivalent of $2.9 million in investments in British Pounds Sterling to the extent business is derived from transactions in such currency. The investment of cash flows from business written in Pounds Sterling in securities of the same foreign currency, will ultimately mitigate the risk associated with changes in foreign exchange rates.

      Equity risk includes the potential loss from changes in the fair value of equity securities. The Company's equity securities are traded on major stock exchanges and are highly liquid. These securities are limited by investment guidelines to 25% of statutory surplus in order to minimize the impact of large changes in the stock market.

      The Company monitors market risks on a regular basis through meetings with investment advisors, examining the existing portfolio and reviewing potential changes in investment guidelines. The overall effect of which is to allow management to make informed decisions concerning the impact that market risks have on the portfolio.

Effect of recent accounting pronouncements

      Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133") was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 requires derivatives to be recorded on the balance sheet at fair value. Derivatives not considered as hedges must be recorded at fair value with adjustments recorded in the income statement. For derivatives that qualify as a hedge, changes in the fair value of the derivative are offset against changes in the fair value of the hedged assets or liabilities and are recognized in the income statement or in other comprehensive income depending on the nature of the hedge. SFAS 133 is effective for years beginning after June 15, 1999.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

      The information required by this Item is incorporated by reference herein from the "Compensation and Other Information" section of the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.

Item 11.  Executive Compensation.

      The information required by this Item is incorporated by reference herein from the "Compensation and Other Information" section of the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain
         Beneficial Owners and Management.

      The information required by this Item is incorporated by reference herein from the "Compensation and Other Information" section of the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.

Item 13.   Certain Relationships and Related Transactions.

      The information required by this Item is incorporated by reference herein from the "Compensation and Other Information" section of the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)   1. Financial Statements

                  The list of financial statements appears in the accompanying index on page 31.

            2.    Financial Statement Schedules

                  The list of financial statement schedules appears in the accompanying index on page 31.

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

                  10.9 Employment Agreement between Vincent T. Papa and the Company.

                  21. Subsidiaries of the Registrant.

                  23. Consent of KPMG LLP.

                  27. Financial Data Schedule

                  28. Schedule P as of December 31, 1998.

      (b)   Reports on Form 8-K

            None.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  NYMAGIC, INC.
                                                  (Registrant)



                                                   By: /s/ Sergio B. Tobia
                                                       ------------------------
                                                       Sergio B. Tobia
                                                       Chairman of the Board


                                                       Date: March 31, 1999
                                                       ------------------------



      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Name                                Title                         Date
----                                -----                         ----

                                    Director                      March __, 1999
----------------------------
John N. Blackman, Jr.


                                    Director                      March __, 1999
----------------------------
Mark W. Blackman


/s/ Thomas J. Condon                Director                      March 31, 1999
----------------------------
Thomas J. Condon


/s/ Jean H. Goulding                Director                      March 31, 1999
----------------------------
Jean H. Goulding


/s/ John Kean, Jr.                  Director                      March 31, 1999
----------------------------
John Kean, Jr.


/s/ James A. Lambert                Director, General Counsel,    March 31, 1999
----------------------------        Chief Operating Officer
James A. Lambert                    and Secretary

Name                                Title                         Date
----                                -----                         ----

/s/ Charles A. Mitchell             Director and Vice President   March 31, 1999
----------------------------
Charles A. Mitchell


/s/ Michael S. Shaffet              Director                      March 31, 1999
----------------------------
Michael S. Shaffet


/s/ William R. Scarbrough           Director                      March 31, 1999
----------------------------
William R. Scarbrough


/s/ Richard T. Soper                Director                      March 31, 1999
----------------------------
Richard T. Soper


/s/ William A. Thorne               Director                      March 31, 1999
----------------------------
William A. Thorne


/s/ Sergio B. Tobia                 Chairman of the Board and     March 31, 1999
----------------------------        Director
Sergio B. Tobia


/s/ Louise B. Tollefson             Director                      March 31, 1999
----------------------------
Louise B. Tollefson


/s/ Thomas J. Iacopelli             Principal Accounting Officer  March 31, 1999
----------------------------        and Chief Financial Officer
Thomas J. Iacopelli


/s/ Vincent T. Papa                 President and Chief           March 31, 1999
----------------------------        Executive Officer
Vincent T. Papa

                                  NYMAGIC, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





Independent Auditors' Report ..............................................   32

Consolidated Balance Sheets ...............................................   33

Consolidated Statements of Income .........................................   34

Consolidated Statements of Shareholders' Equity ...........................   35

Consolidated Statements of Cash Flows .....................................   36

Notes to Consolidated Financial Statements ................................   37

Financial Statement Schedule II ...........................................   58

Financial Statement Schedule V ............................................   60

Financial Statement Schedule VI ...........................................   61

                          INDEPENDENT AUDITORS' REPORT



     The Board of Directors and Shareholders
     NYMAGIC, INC.:


     We have audited the accompanying consolidated balance sheets of NYMAGIC, INC. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NYMAGIC, INC. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




     KPMG LLP
     New York, New York
     February 16, 1999

                                  NYMAGIC, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                         December 31,
                                                 ------------------------------
                                                      1998             1997
                                                 -------------    -------------

                                     ASSETS
Investments:
Fixed maturities available for sale at
  fair value (amortized cost
  $342,583,525 and $352,696,745) .............   $ 353,403,303    $ 361,249,758
Equity securities at fair value
   (cost $54,368,172 and $47,925,798) ........      73,418,473       59,258,608
Short-term investments .......................      16,200,606       18,082,540
                                                 -------------    -------------
   Total investments .........................     443,022,382      438,590,906
                                                 -------------    -------------
Cash .........................................       1,583,390        1,042,310
Accrued investment income ....................       6,189,866        6,322,370
Premiums and other receivables, net ..........      41,422,913       40,635,164
Reinsurance receivables ......................     199,730,802      175,657,952
Deferred policy acquisition costs ............       4,277,430        5,567,488
Prepaid reinsurance premiums .................      19,393,546       24,414,620
Deferred income taxes ........................       5,811,741        8,436,768
Property, improvements & equipment, net ......       2,341,021        2,365,653
Other assets .................................       6,547,403        4,869,609
                                                 -------------    -------------
   Total assets ..............................   $ 730,320,494    $ 707,902,840
                                                 =============    =============

                                  LIABILITIES
Unpaid losses and loss adjustment expenses ...   $ 401,584,146    $ 388,401,548
Reserve for unearned premiums ................      46,878,550       55,188,281
Ceded reinsurance payable ....................      23,795,992       27,307,129
Notes payable ................................      17,458,413       22,458,413
Other liabilities ............................      11,454,977        7,062,095
Dividends payable ............................         968,549          966,031
                                                 -------------    -------------
    Total liabilities ........................     502,140,627      501,383,497
                                                 -------------    -------------

                              SHAREHOLDERS' EQUITY
Common stock .................................      15,017,892       14,991,992
Paid-in capital ..............................      28,029,410       27,529,877
Accumulated other comprehensive income .......      19,436,591       12,931,785
Retained earnings ............................     208,198,204      193,547,346
                                                 -------------    -------------
                                                   270,682,097      249,001,000
Treasury stock, at cost, 5,332,400
  and 5,331,686 shares .......................     (42,502,230)     (42,481,657)
                                                 -------------    -------------

    Total shareholders' equity ...............     228,179,867      206,519,343
                                                 -------------    -------------
    Total liabilities and shareholders' equity   $ 730,320,494    $ 707,902,840
                                                 =============    =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                  NYMAGIC, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                            Year ended December 31,
                                                                      --------------------------------------------------------------
                                                                           1998                     1997                     1996
                                                                      -------------             ------------            ------------

Revenue:
  Net premiums earned ....................................            $  76,022,663             $ 87,536,906            $ 97,036,021
  Commission income ......................................                  591,448                1,438,606               1,980,632
  Net investment income ..................................               20,803,433               21,325,065              21,270,194
  Realized investment gains ..............................                8,615,058               10,425,133               4,589,133
  Other income ...........................................                  395,560                  292,918                 689,641
                                                                      -------------             ------------            ------------
    Total revenues .......................................              106,428,162              121,018,628             125,565,621
                                                                      -------------             ------------            ------------

Expenses:
  Losses and loss adjustment expenses
   incurred ..............................................               50,512,063               50,768,248              59,358,857
  Policy acquisition expenses ............................               10,107,327               16,582,623              18,827,794
  General and administrative expenses ....................               21,531,287               16,763,699              16,168,162
  Interest expense .......................................                1,373,408                1,449,770               1,035,058
                                                                      -------------             ------------            ------------
    Total expenses .......................................               83,524,085               85,564,340              95,389,871
                                                                      -------------             ------------            ------------

Income before income taxes ...............................               22,904,077               35,454,288              30,175,750
                                                                      -------------             ------------            ------------
  Income tax provision:
  Current ................................................                5,250,123                8,962,799               7,494,593
  Deferred ...............................................                 (869,462)                 123,749                  56,539
                                                                      -------------             ------------            ------------
    Total income taxes ...................................                4,380,661                9,086,548               7,551,132
                                                                      -------------             ------------            ------------

  Net income .............................................            $  18,523,416             $ 26,367,740            $ 22,624,618
                                                                      =============             ============            ============


Weighted average number of shares of
  common stock outstanding-basic .........................                9,678,802                9,848,959              10,499,366
                                                                      =============             ============            ============

Basic earnings per share .................................            $        1.91             $       2.68            $       2.15
                                                                      =============             ============            ============

Weighted average number of shares of
  common stock outstanding-diluted .......................                9,705,433                9,871,586              10,523,996
                                                                      =============             ============            ============

Diluted earnings per share ...............................            $        1.91             $       2.67            $       2.15
                                                                      =============             ============            ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                  NYMAGIC, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                             Year ended December 31,
                                            ---------------------------------------------------------------------------------------
                                                       1998                          1997                         1996
                                            ---------------------------   ---------------------------   ---------------------------
Retained earnings:
  Balance, beginning of period ...........  $193,547,346                  $171,089,462                  $152,646,915
  Net income .............................    18,523,416   $ 18,523,416     26,367,740   $ 26,367,740     22,624,618   $ 22,624,618
                                                           ------------                  ------------                  ------------
  Dividends declared .....................    (3,872,558)                   (3,909,856)                   (4,182,071)
                                            ------------                  ------------                  ------------
         Balance, end of period ..........   208,198,204                   193,547,346                   171,089,462
                                            ============                  ============                  ============

Accumulated other comprehensive income:
  Balance, beginning of period ...........    12,931,785                     8,150,910                     9,865,486
  Unrealized gain (loss) on securities,
    net of reclassification  adjustment ..                    6,489,767                     4,774,875                    (1,714,576)
  Foreign currency translation adjustments                       15,039                         6,000
                                                           ------------                  ------------                  ------------
  Other comprehensive income (loss) ......     6,504,806      6,504,806      4,780,875      4,780,875     (1,714,576)    (1,714,576)
                                            ------------   ------------   ------------   ------------   ------------   ------------
  Comprehensive income ...................                 $ 25,028,222                  $ 31,148,615                  $ 20,910,042
                                                           ============                  ============                  ============
         Balance, end of period ..........    19,436,591                    12,931,785                     8,150,910
                                            ============                  ============                  ============

Common stock:
  Balance, beginning of period ...........    14,991,992                    14,911,992                    14,749,192
  Shares issued ..........................        25,900                        80,000                       162,800
                                            ------------                  ------------                  ------------
         Balance, end of period ..........    15,017,892                    14,991,992                    14,911,992
                                            ============                  ============                  ============

Paid-in capital:
  Balance, beginning of period ...........    27,529,877                    26,258,259                    23,933,587
  Shares issued ..........................       499,533                     1,271,618                     2,324,672
                                            ------------                  ------------                  ------------
         Balance, end of period ..........    28,029,410                    27,529,877                    26,258,259
                                            ============                  ============                  ============

Treasury stock:
  Balance, beginning of period ...........   (42,481,657)                  (31,558,897)                  (18,478,576)
  Net repurchase of common stock .........       (20,573)                  (10,922,760)                  (13,080,321)
                                            ------------                  ------------                  ------------
         Balance, end of period ..........  $(42,502,230)                 $(42,481,657)                 $(31,558,897)
                                            ============                  ============                  ============

                                                                         Number of Shares
                                                                         ----------------
Common stock, par value $1 each:
  Issued, beginning of period ............    14,991,992                    14,911,992                    14,749,192
  Shares Issued ..........................        25,900                        80,000                       162,800
                                            ------------                  ------------                  ------------
  Issued, end of period ..................    15,017,892                    14,991,992                    14,911,992
                                            ============                  ============                  ============

  Common stock, authorized shares,
  par value $1 each ......................    30,000,000                    30,000,000                    30,000,000
                                            ============                  ============                  ============

  Common stock, shares outstanding .......     9,685,492                     9,660,306                    10,143,052
                                            ============                  ============                  ============

  Dividends declared per share ...........  $        .40                  $        .40                  $        .40
                                            ============                  ============                  ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  NYMAGIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Year ended December 31,
                                                                       ------------------------------------------------------------
                                                                           1998                   1997                     1996
                                                                       ------------           -------------           -------------
Cash flows from operating activities:
 Net income .................................................          $ 18,523,416           $  26,367,740           $  22,624,618
                                                                       ------------           -------------           -------------
Adjustments to reconcile net income to
  net cash (used in) provided by operating
  activities:
  Provision for deferred taxes ..............................              (869,462)                123,749                  56,539
  Realized investment gains .................................            (8,615,058)            (10,425,133)             (4,589,133)
  Net bond amortization .....................................             2,220,565               1,895,355               1,933,151
  Depreciation and other, net ...............................               733,950                 582,126                 442,945
Changes in:
  Premiums and other receivables ............................              (787,749)             22,404,229               6,641,818
  Reinsurance receivables ...................................           (24,072,850)             22,330,121                (592,384)
  Ceded reinsurance payable .................................            (3,511,137)              7,553,186               3,327,596
  Accrued investment income .................................               132,504                (362,173)                150,205
  Deferred policy acquisition costs .........................             1,290,058               5,336,753                 756,662
  Prepaid reinsurance premiums ..............................             5,021,074             (13,852,407)              6,394,228
  Other assets ..............................................            (1,677,794)             (1,523,783)                 80,157
  Unpaid losses and loss adjustment
    expenses ................................................            13,182,598             (23,435,433)             (5,957,544)
  Reserve for unearned premiums .............................            (8,309,731)            (11,463,652)            (12,917,022)
  Foreign currency translation adjustments ..................                15,039                   6,000                      --
  Other liabilities .........................................             4,392,882                 660,632              (5,546,174)
                                                                       ------------           -------------           -------------
      Total adjustments .....................................           (20,855,111)               (170,430)             (9,818,956)
                                                                       ------------           -------------           -------------
Net cash (used in) provided by operating
 activities .................................................            (2,331,695)             26,197,310              12,805,662
                                                                       ------------           -------------           -------------

Cash flows from investing activities:
  Fixed maturities acquired .................................           (77,604,001)           (205,891,607)           (231,515,433)
  Equity securities acquired ................................           (51,440,490)            (50,578,073)            (37,880,911)
  Net sale of short-term investments ........................             1,890,059                 178,516              22,458,421
  Fixed maturities matured ..................................            34,682,127              25,059,072              36,302,944
  Fixed maturities sold .....................................            51,905,388             167,867,245             171,112,392
  Equity securities sold ....................................            52,514,190              49,858,725              33,637,805
  Acquisition of property & equipment, net ..................              (709,318)               (840,692)               (276,494)
                                                                       ------------           -------------           -------------
Net cash provided by (used in) investing
 activities .................................................            11,237,955             (14,346,814)             (6,161,276)
                                                                       ------------           -------------           -------------

Cash flows from financing activities:
  Proceeds from stock issuance ..............................               525,433               1,351,618               2,487,472
  Cash dividends paid to stockholders .......................            (3,870,040)             (3,958,130)             (4,236,947)
  Net repurchase of common stock ............................               (20,573)            (10,922,760)            (13,080,321)
  Proceeds from borrowings ..................................             5,000,000               9,520,000              14,211,472
  Loan principal payments ...................................           (10,000,000)             (7,500,000)             (6,500,000)
                                                                       ------------           -------------           -------------
Net cash used in financing activities .......................            (8,365,180)            (11,509,272)             (7,118,324)
                                                                       ------------           -------------           -------------

Net increase (decrease) in cash .............................               541,080                 341,224                (473,938)
  Cash at beginning of year .................................             1,042,310                 701,086               1,175,024
                                                                       ------------           -------------           -------------
  Cash at end of year .......................................          $  1,583,390           $   1,042,310           $     701,086
                                                                       ============           =============           =============

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

     On December 31, 1997, the Company acquired 100% of the stock of Highgate Managing Agency, a Lloyd's of London underwriting agent for a nominal amount and renamed the Company MMO Underwriting Agency Ltd (MMO UA). The acquisition was accounted for under the purchase method of accounting. In 1997, the Company formed MMO EU Ltd, a holding company, and MMO UK LTD, a Lloyd's of London corporate vehicle for Lloyd's Syndicate #1265. The assets and liabilities and results of operations of MMO EU, MMO UK and MMO UA (collectively referred to as "Syndicate 1265") are included in the consolidated financial statements.

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

     The  preparation  of  financial   statements  require  management  to  make
estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from those amounts previously estimated.

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

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


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

     Realized investment gains and losses (determined on the basis of specific identified cost), also include any declines in value which are considered to be other than temporary. Unrealized appreciation or depreciation of investments, net of related deferred income taxes, is reflected in accumulated other comprehensive income in shareholders' equity.

     Derivatives

     In 1998, an interest rate agreement was entered into for purposes of hedging interest rate risk on the Company's existing note payable. Cash flows as a result of the hedge are recorded as adjustments to interest expense.

     Premium and policy acquisition cost recognition

     Premiums and policy acquisition costs are reflected in income and expense on a monthly pro rata basis over the terms of the respective policies. Accordingly, unearned premium reserves are established for the portion of premiums written applicable to unexpired policies in force, and acquisition costs, consisting mainly of net brokerage commissions, and premium taxes relating to these unearned premiums are deferred to the extent recoverable. The Company has provided an allowance for uncollectible premium receivables of $650,000 and $700,000 as of December 31, 1998 and 1997, respectively. The determination of acquisition costs to be deferred considers historical and current loss and loss adjustment expense experience. Consideration is also given to anticipated investment income in measuring the carrying value of deferred policy acquisition costs.

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

     The  Company   accounts  for  all  reinsurance   recoverables  and  prepaid
reinsurance premiums as assets.

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


     Depreciation

     Property, equipment and leasehold improvements are depreciated using both straightline and accelerated methods over their useful lives.

     Income Taxes

     The Company and its subsidiaries file a consolidated Federal tax return. The Company provides deferred income taxes on temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities based upon enacted tax rates. The effect of a change in tax rates is recognized in income in the period of change.

     Fair Values of Financial Instruments

     The fair value of the Company's fixed maturity  investments is disclosed in
Note 2. The Company's other financial instruments include short-term receivables, notes payable and other payables which are recorded at the underlying transaction value and approximate fair value.

     Goodwill

     The excess of purchase price over the fair value of net assets acquired is amortized to income on a straight-line basis over five years.

     Foreign currency translation

     The assets and liabilities of the Company's UK operations, recorded in Pounds Sterling, are translated to U.S. dollars at exchange rates in effect at the balance sheet date and the resulting adjustments are recorded in accumulated other comprehensive income in shareholders' equity. Revenues and expenses are translated to U.S. dollars using the average exchange rates for the year.

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

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


     Basic and diluted earnings per share

     Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the year and the dilutive effect of assumed stock option exercises. See Note 12 for a reconciliation of the shares outstanding in determining basic and diluted EPS.

     Reclassification

     Certain accounts in the prior year's financial statements have been reclassified to conform to the 1998 presentation.

     Effects of recent accounting pronouncements

     The FASB issued SFAS No. 130, "Reporting Comprehensive Income," ("SFAS 130"), in June 1997 which establishes standards for the reporting and presentation of comprehensive income and its components. Comprehensive income encompasses all changes in shareholders' equity, except those arising from transactions with owners, and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. The Company adopted SFAS 130 in 1998 and has disclosed information pertaining to SFAS 130 in the consolidated statements of shareholders' equity and in Note 11.

     The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"), in June 1997 which establishes standards for the reporting of information relating to operating segments in annual financial statements, as well as disclosure of selected information in interim financial reports. Operating segments are defined as components of a company for which separate financial information is available and is used by management to allocate resources and assess performance. The statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," which requires reporting segment information by industry and geographic area. This statement is effective for year-end 1998 financial statements, and interim financial information will be required beginning in 1999. Information pertaining to the various segments is reported pursuant to SFAS 131 in Note 14.

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

     The Company uses derivatives, in the form of an interest rate swap, for hedging purposes as part of its interest rate management. Management is assessing the impact of SFAS 133 on the Company's consolidated financial position and results of operation.

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


(2)  Investments:

     A summary of investment components at December 31, 1998 consists of the following:

                                                                      Amount
                                                                     at which
                                                        Fair       shown in the
Type of Investment                       Cost          Value       balance sheet
------------------                   ------------   ------------   ------------
Fixed maturities available
    for sale:
  Bonds:
    United States Government and
      government agencies and
      authorities .................. $ 55,934,951   $ 57,451,902   $ 57,451,902
    States, municipalities and
    political subdivisions .........  252,371,231    260,408,800    260,408,800
    Public utilities ...............   15,456,885     16,223,000     16,223,000
    All other corporate bonds ......   18,820,458     19,319,601     19,319,601
                                     ------------   ------------   ------------
    Total fixed maturities
      available for sale ...........  342,583,525    353,403,303    353,403,303
                                     ------------   ------------   ------------
Equity securities:
Common stocks:
Public utilities ...................    3,273,626      4,161,364      4,161,364
Banks, trusts and insurance
  companies ........................    6,708,311      7,354,216      7,354,216
Industrial, miscellaneous and
  all other ........................   44,386,235     61,902,893     61,902,893
                                     ------------   ------------   ------------
  Total equity securities ..........   54,368,172     73,418,473     73,418,473
                                     ------------   ------------   ------------
Short term investments .............   16,200,606     16,200,606     16,200,606
                                     ------------   ------------   ------------
  Total investments ................ $413,152,303   $443,022,382   $443,022,382
                                     ============   ============   ============


     Unrealized depreciation or appreciation of investments (before applicable income taxes) at December 31, 1998 and 1997 included gross unrealized gains on equity securities of $19,915,191 and $12,276,631, respectively; and gross unrealized losses on equity securities of $864,890 and $943,821, respectively; and gross unrealized gains on fixed maturities available for sale of $10,841,711 and $8,601,011 at December 31, 1998 and 1997, respectively; and gross unrealized losses on fixed maturities available for sale of $21,933 and $47,998 as of December 31, 1998 and 1997, respectively.

     Included in investments at December 31, 1998 are bonds on deposit with various regulatory authorities as required by law with a fair value of $9,037,650.

     There were no non-income producing fixed maturity investments for each of the years ended December 31, 1998, 1997 and 1996.

     All mortgage backed securities available as of December 31, 1998 and 1997 are obligations of various U.S. Government agencies and consist of GNMA, FHLMC or FNMA pass through securities. These securities are readily marketable.

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


     The gross unrealized gains and losses on debt securities as of December 31, 1998 and 1997 are as follows:

                                                                                              1998
                                                           -------------------------------------------------------------------------
                                                                                  Gross               Gross
                                                            Amortized           Unrealized          Unrealized             Fair
                                                               Cost               Gains               Losses               Value
                                                           ------------        ------------        ------------         ------------
Fixed maturities available for sale:

US Treasury securities and
  obligations of US government
  corporations and agencies .......................        $ 55,934,951        $  1,521,904        $     (4,953)        $ 57,451,902

Obligations of states and
  political subdivisions ..........................         252,371,231           8,054,549             (16,980)         260,408,800

Corporate securities ..............................          34,277,343           1,265,258                  --           35,542,601
                                                           ------------        ------------        ------------         ------------

         Totals ...................................        $342,583,525        $ 10,841,711        $    (21,933)        $353,403,303
                                                           ============        ============        ============         ============

                                                                                              1997
                                                           -------------------------------------------------------------------------
                                                                                  Gross               Gross
                                                            Amortized           Unrealized          Unrealized             Fair
                                                               Cost               Gains               Losses               Value
                                                           ------------        ------------        ------------         ------------
Fixed maturities available for sale:

US Treasury securities and
  obligations of US government
  corporations and agencies .......................        $101,491,865        $  1,483,761        $    (29,681)        $102,945,945

Obligations of states and
  political subdivisions ..........................         219,788,108           6,257,453                (950)         226,044,611

Corporate securities ..............................          31,416,772             859,797             (17,367)          32,259,202
                                                           ------------        ------------        ------------         ------------

         Totals ...................................        $352,696,745        $  8,601,011        $    (47,998)        $361,249,758
                                                           ============        ============        ============         ============

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


     The amortized cost and fair value of debt securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   Fixed maturities available
                                                            for sale
                                                --------------------------------
                                                 Amortized              Fair
                                                    Cost                Value
                                                ------------        ------------

Due in one year or less ................        $ 30,081,115        $ 30,301,713

Due after one year
through five years .....................         102,721,452         106,139,463

Due after five years
through ten years ......................         102,072,965         105,988,562

Due after ten years ....................          72,345,669          74,705,248
                                                ------------        ------------

                                                 307,221,201         317,134,986

Mortgage backed securities .............          35,362,324          36,268,317
                                                ------------        ------------


  Totals ...............................        $342,583,525        $353,403,303
                                                ============        ============

     The investment portfolio has exposure to market risks which includes the effect of adverse changes in interest rates, credit quality, equity prices and foreign exchange rates on the portfolio. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Foreign currency risk includes exposure to changes in foreign exchange rates on the market value and interest income of foreign denominated investments. Equity risk includes the potential loss from changes in the fair value of equity securities.

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


     Proceeds from sales of investments in debt securities during 1998, 1997 and 1996 were $51,905,388, $167,867,245 and $171,112,392, respectively. Gross gains of $1,105,100, $1,365,460 and $1,121,305 and gross losses of $ 14,246, $ 868,944 and $ 1,437,369 were realized on the those sales in 1998, 1997 and 1996, respectively.

     Realized and unrealized investment appreciation (depreciation) on fixed maturities and equity securities for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                               Year ended December 31,
                                   --------------------------------------------
                                       1998            1997            1996
                                   --------------------------------------------

Realized gains (losses) on sale
of investments
  Fixed maturities .............   $  1,090,854    $    496,516    $   (316,064)
  Equity securities ............      7,516,080      10,044,741       4,931,909
  Short-term investments .......          8,124        (116,124)        (26,712)
                                   ------------    ------------    ------------
  Realized investments gains ...      8,615,058      10,425,133       4,589,133
  Less: applicable income taxes      (3,015,270)     (3,648,797)     (1,606,197)
                                   ------------    ------------    ------------
Net realized investment gains ..   $  5,599,788    $  6,776,336    $  2,982,936
                                   ============    ============    ============

Change in unrealized investment
    appreciation (depreciation)
    of securities:
  Fixed maturities .............   $  2,266,766    $  4,200,177    $ (5,017,118)
  Equity securities ............      7,717,489       3,145,784       2,379,308
                                   ------------    ------------    ------------
  Unrealized investment
    gains (losses) .............      9,984,255       7,345,961      (2,637,810)
  Less:  applicable deferred
         income taxes ..........     (3,494,488)     (2,571,086)        923,234
                                   ------------    ------------    ------------
  Net unrealized investment
    gains (losses) .............   $  6,489,767    $  4,774,875    $ (1,714,576)
                                   ============    ============    ============

Net investment income from each major category of investments for the years indicated is as follows:

                                               Year ended December 31,
                                   --------------------------------------------
                                       1998            1997            1996
                                   --------------------------------------------

Fixed maturities ...............   $ 18,740,628    $ 20,192,031    $ 19,938,840
Short-term investments .........      2,021,670       1,089,128       1,316,992
Equity securities ..............        846,610         814,341         734,939
                                   ------------    ------------    ------------
  Total investment income ......     21,608,908      22,095,500      21,990,771
Investment expenses ............       (805,475)       (770,435)       (720,577)
                                   ------------    ------------    ------------
  Net investment income ........   $ 20,803,433    $ 21,325,065    $ 21,270,194
                                   ============    ============    ============

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


(3)  Fiduciary Funds:

     The Company's insurance agency subsidiaries maintain separate underwriting accounts which record all the underlying insurance transactions of the insurance pools which they manage. These transactions primarily include collecting premiums from the insured, collecting paid recoverables from reinsurers, paying claims as losses become payable, paying reinsurance premiums to reinsurers and remitting net account balances to member insurance companies in the pools which MMO manages. Unremitted amounts to members of the insurance pools are held in a fiduciary capacity and interest income earned on such funds inure to the benefit of the members of the insurance pools based on their pro-rata participation in the pools.

     A summary of the pools' underwriting accounts as of December 31, 1998 and 1997 is as follows:

                                                            December 31,
                                                   -----------------------------
                                                      1998              1997
                                                   -----------------------------


Cash and short-term investments ............       $ 5,264,642       $ 3,276,115
Premiums receivable ........................        36,384,613        41,537,562
Reinsurance and other recoverables .........        27,525,077        23,942,068
                                                   -----------       -----------

Total Assets ...............................       $69,174,332       $68,755,745
                                                   ===========       ===========

Due to insurance pool members ..............       $29,705,029       $27,251,208
Reinsurance payable ........................        26,500,070        31,984,380
Funds withheld from reinsurers .............         6,447,912         5,043,576
Other liabilities ..........................         6,521,321         4,476,581
                                                   -----------       -----------

Total Liabilities ..........................       $69,174,332       $68,755,745
                                                   ===========       ===========

     A portion of the pools' underwriting accounts above have been included in the Company's insurance subsidiaries operations based upon their pro-rata participation in the MMO insurance pools.

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


(4)  Insurance Operations:

     Reinsurance Transactions

     Approximately 45%, 50% and 42% of the Company's insurance subsidiaries' direct and assumed gross premiums written for the years ended December 31, 1998, 1997 and 1996, respectively, have been reinsured by the pools with other companies on both a treaty and a facultative basis.

     In the event that all or any of the pool companies might be unable to meet their obligations to the pools, the remaining companies would be liable for such defaulted amounts on a pro rata pool participation basis. A contingent liability also exists with respect to reinsurance ceded since such transactions generally do not relieve the Company of its primary obligation to the policyholder and such reinsurance ceded would become a liability of the Company's insurance subsidiaries in the event that any reinsurer might be unable to meet the obligations assumed under the reinsurance agreements. All reinsurers must meet certain minimum standards of financial condition as established by the pools. The Company's largest reinsurers at December 31, 1998, were Arkwright Mutual Insurance Company ("Arkwright"), Lloyd's of London ("Lloyd's") and Utica Mutual Insurance Company ("Utica Mutual"), with aggregate recoverables of $36 million, $19 million and $13 million, respectively. The 1998 A.M. Best ratings for
Arkwright and Utica Mutual are each rated A, respectively. Lloyd's of London maintains a trust fund which was established for the benefit of all United States ceding companies. Lloyd's has reported substantial losses in recent years; however, the Company has not experienced difficulty in collecting amounts due from Lloyd's and the settlement of recoverables due the Company has not materially impacted its liquidity. In 1996 Equitas was formed to handle the run-off of years 1992 and prior for Lloyd's. However, given the uncertainty surrounding the sufficiency of assets in Equitas to meet its ultimate obligations, there is a reasonable possibility that the Company's collection efforts relating to its Lloyd's recoverables might be adversely affected in the future. The Company's exposure to reinsurers, other than Arkwright, Lloyds and Utica Mutual include reinsurance recoverables collectively from approximately 800 reinsurers or syndicates, and as of December 31, 1998, no single one of which was liable to the Company for an unsecured amount in excess of approximately $4.4 million.

     Funds withheld and letters of credit obtained under various reinsurance treaties amounted to approximately $89 million as of December 31, 1998. Reinsurance receivables as of December 31, 1998 and 1997 included an allowance for uncollectible reinsurance recoverables of $6,823,000 and $5,785,000 respectively.

     In 1998, the Company entered into a reinsurance transaction involving the assumption of approximately $14.2 million in ocean marine premiums that emanated from the Company's Syndicate 1265. In addition, a second reinsurance transaction involving the assumption of approximately $10.5 million in miscellaneous casualty net premiums was written by the Company's domestic insurance company subsidiary in 1998. The second transaction was subsequently commuted in the fourth quarter of 1998 resulting in total payments of approximately $8.1 million.

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


     Reinsurance ceded and assumed relating to premiums written were as follows:

                        Gross           Ceded         Assumed
                       (direct)        to other      from other
     Year Ended         amount        companies      companies     Net amount
     ----------      ------------   ------------   ------------   ------------
December 31, 1998    $ 85,489,133   $ 59,408,755   $ 46,647,604   $ 72,727,982
December 31, 1997      89,396,181     61,728,408     34,553,074     62,220,847
December 31, 1996     113,566,184     64,752,583     41,699,626     90,513,227

     Reinsurance ceded and assumed relating to premiums earned were as follows:

                         Gross       Ceded     Assumed                Percentage
                       (direct)     to other  from other              of assumed
Year Ended              amount     companies   companies   Net amount   to net
----------             --------    ---------   ---------   ---------- ----------
December 31, 1998   $ 93,908,920 $64,431,374  $46,545,117 $76,022,663    61%
December 31, 1997     97,920,323  47,875,999   37,492,582  87,536,906    43%
December 31, 1996    128,483,112  71,146,813   39,699,722  97,036,021    41%

     Losses and loss adjustment expenses incurred are net of ceded reinsurance recoveries amounting to $83,487,279, $26,912,355, and $62,516,373 for the years ended December 31, 1998, 1997, and 1996, respectively.

     Unpaid Losses

     Unpaid losses are based on individual case estimates for losses reported and include a provision for losses incurred but not reported and for loss adjustment expenses. The following table provides a reconciliation of the consolidated liability for losses and loss adjustment expenses at the beginning and end of 1998, 1997 and 1996:

                                                                                 Year ended December 31,
                                                                           -----------------------------------
                                                                              1998         1997        1996
                                                                           ---------    ---------    ---------
                                                                                      (in thousands)
Net liability for losses and loss adjustment
  expenses at beginning of year ........................................   $ 222,335    $ 227,370    $ 229,916
                                                                           ---------    ---------    ---------
Provision for losses and loss adjustment
 expenses occurring in current year ....................................      69,703       72,322       71,731
Decrease in estimated losses and loss
  adjustment expenses for claims occurring
  in prior years (1) ...................................................     (19,466)     (21,874)     (12,753)
Deferred income-loss portfolio
  assumption(2) ........................................................         275          320          381
                                                                           ---------    ---------    ---------
Total losses and loss adjustment expenses incurred .....................      50,512       50,768       59,359
                                                                           ---------    ---------    ---------
Less:
Losses and loss adjustment expense payments for claims occurring during:
      current year .....................................................      17,407       17,029       15,012
      prior years ......................................................      41,576       38,454       46,512
                                                                           ---------    ---------    ---------
                                                                              58,983       55,483       61,524
Add:
Deferred income-loss portfolio assumption (2) ..........................        (275)        (320)        (381)
                                                                           ---------    ---------    ---------
Net Liability for losses and loss adjustment
  expenses at year end .................................................     213,589      222,335      227,370
                                                                           ---------    ---------    ---------
Ceded unpaid loss and loss adjustment
 expenses ..............................................................     187,995      166,067      184,467
                                                                           ---------    ---------    ---------
Gross unpaid losses and loss adjustment
  expenses at year end .................................................   $ 401,584    $ 388,402    $ 411,837
                                                                           =========    =========    =========

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


     (1) The adjustment to the consolidated liability for losses and loss adjustment expenses for losses occurring in prior years reflects the net effect of the resolution of losses for other than full reserve value and subsequent readjustments of loss values. The decrease in estimated losses is attributable to the ocean marine and aviation lines of business as a result of favorable payout trends in part due to lower retention levels per loss.

     (2) Deferred income loss portfolio assumption represents the difference between cash received and unpaid loss reserves assumed as a result of the buyout of Pennsylvania National's and Lumber Mutual's net pool obligations which was initially capitalized and will be amortized over the payout period of the related losses.

     The insurance pools participated in the issuance of umbrella casualty insurance for various Fortune 1000 companies in the period from 1978 to 1983. Depending on the accident year, the insurance pools' maximum retention per occurrence ranged from $250,000 to $500,000. The Company's effective pool participation on such risks varied from 11% in 1978 to 30% in 1983. At December 31, 1998 and 1997, the Company's gross, ceded and net loss and loss adjustment expense reserves for Asbestos/Pollution policies amounted to $24.3 million, $15.3 million and $9.0 million, and $25.0 million, $16.0 million and $9.0 million, respectively. Net paid losses resulting from Asbestos/Pollution losses during 1998, 1997 and 1996 amounted to $851,000, $508,000 and $811,000, respectively. As of December 31, 1998, the Company had approximately 400 policies which had at least one claim relating to Asbestos/Pollution exposures. Unpaid losses and loss adjustment expenses are recorded for reported claims regarding Asbestos/Pollution exposures, including the cost of litigation expenses, when sufficient information is present to indicate the involvement of a specific insurance policy and the Company can reasonably estimate this liability. The Company believes that the uncertainty surrounding Asbestos/Pollution exposures, including issues as to insureds' liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions, all affect the estimation of ultimate losses. Under such circumstances, it is difficult to determine the ultimate loss for Asbestos/Pollution related claims. Given the uncertainty in this area, losses from Asbestos/Pollution related claims are likely to adversely impact the Company's results from operations in future years and may vary materially from such reserves reported as of December 31, 1998. However, the Company believes that, in aggregate, the unpaid loss and loss adjustment expense reserves as of December 31, 1998, allow for an adequate provision and that the ultimate resolution of the Asbestos/Pollution claims will not have a material impact on the Company's financial position.

     Salvage and Subrogation

     Estimates of salvage and subrogation recoveries on paid and unpaid losses have been recorded as a reduction of unpaid losses amounting to $6,354,281 and $6,833,720 at December 31, 1998 and 1997, respectively.

     Deferred Policy Acquisition Costs

     Deferrable acquisition costs amortized to income amounted to $10,107,327, $16,582,623 and $18,827,794 for the years ended December 31, 1998, 1997 and
1996, respectively.

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


(5)  Property, Improvements and Equipment, Net:

     Property improvements and equipment, net at December 31, 1998 and 1997 include the following.

                                                       1998             1997
                                                   -----------      -----------

Office furniture and equipment ...............     $ 1,492,011      $ 1,452,923
Computer equipment ...........................       2,373,363        1,726,591
Leasehold improvements .......................       2,433,141        2,409,683
                                                   -----------      -----------
                                                     6,298,515        5,589,197

Less:  accumulated depreciation
            and amortization .................      (3,957,494)      (3,223,544)
                                                   -----------      -----------

Property, improvements and equipment, net ....     $ 2,341,021      $ 2,365,653
                                                   ===========      ===========

     Depreciation and amortization expense for the years ended December 31, 1998, 1997 and 1996 amounted to $733,950, $582,126 and $442,945, respectively.

(6)  Income Taxes:

     The components of deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                             December 31,
                                                     ---------------------------
                                                         1998            1997
                                                     -----------     -----------
Deferred Tax Assets:

Loss reserve discounting .......................     $13,128,970     $13,549,308
Unearned premiums ..............................       1,923,950       2,154,156
Equity securities write-down ...................         764,692         198,901
State and local income tax carryforward ........       1,826,839         423,300
Deferred rent liability ........................         374,215         410,237
Bad debt reserve ...............................       2,615,459       2,269,750
Other ..........................................         272,841         121,044
                                                     -----------     -----------
Deferred tax assets ............................      20,906,966      19,126,696
                                                     -----------     -----------

Less: Valuation allowance ......................       1,187,445              --
                                                     -----------     -----------

Total deferred tax assets ......................      19,719,521      19,126,696
                                                     -----------     -----------

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


     Deferred Tax Liabilities:

                                                             December 31,
                                                     ---------------------------
                                                        1998            1997
                                                     -----------     -----------

Deferred policy acquisition costs ..............     $ 1,497,101     $ 1,948,621
Unrealized appreciation of investments .........      10,454,527       6,960,037
Deferred income-loss portfolio assumption ......         144,167         240,279
Discount on accrued salvage and subrogation ....         348,111         374,378
Other ..........................................       1,463,874       1,166,613
                                                     -----------     -----------
Total deferred tax liabilities .................      13,907,780      10,689,928
                                                     -----------     -----------
Net deferred tax assets ........................     $ 5,811,741     $ 8,436,768
                                                     ===========     ===========

     The last year for which the state and local income tax carryforward of $1,826,839 as of December 31, 1998 can be carried forward against future state and local tax liabilities is the year 2018.

     The Company's valuation allowance account with respect to the deferred tax asset and the change in the account is as follows:

                                           1998          1997           1996
                                        ----------    ----------     ----------

Balance, beginning of year .........    $       --    $  516,716     $  712,706
Change in valuation allowance ......     1,187,445      (516,716)      (195,990)
                                        ----------    ----------     ----------
Balance, end of year ...............    $1,187,445    $       --     $  516,716
                                        ==========    ==========     ==========

     The Company believes that the total deferred tax asset net of the recorded valuation allowance account as of December 31, 1998 will more likely than not be fully realized.

     Income tax provisions differ from the amounts computed by applying the Federal statutory rate to income before income taxes as follows:

                                                       Year ended December 31,
                                                  ----------------------------
                                                   1998       1997       1996
                                                  ------     ------     ------
Income taxes at the Federal statutory rate ....     35.0%      35.0%      35.0%
Tax exempt interest ...........................    (21.7)     (12.5)     (12.8)
Valuation allowance ...........................      5.2       (1.5)      (0.7)
State taxes ...................................     (3.9)      (0.5)       0.2
Net bond amortization .........................      3.3        1.9        1.8
Investment income proration ...................      2.9        1.7        1.7
Other, net ....................................     (1.7)       1.5       (0.2)
                                                  ------     ------     ------
Income tax provisions .........................     19.1%      25.6%      25.0%
                                                  ======     ======     ======

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


     Federal  income  tax  payments  amounted  to  $5,328,181,   $9,335,632  and
$7,339,913 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Federal income taxes recoverable at December 31, 1998 included in other assets amounted to $181,667. Federal income tax payable at December 31, 1997 included in other liabilities amounted to $386,970.

(7)  Statutory Income and Surplus:

     The Company's domestic insurance subsidiaries are limited, based on the lesser of 10% of statutory basis surplus or 100% of net investment income, as defined under New York Insurance Law, in the amount of dividends they could pay without regulatory approval. The maximum amount which may be paid to the holding company out of December 31, 1998 surplus is approximately $19,675,000.

     Consolidated statutory net income, surplus and dividends paid of the Company's domestic insurance subsidiaries were as follows for the periods indicated:

                                Consolidated      Consolidated        Dividends
                                  Statutory         Statutory            Paid
                                 net income          surplus          To Parent
                                ------------      ------------      ------------
December 31, 1998 ........      $ 30,223,000      $196,745,000      $ 18,367,000
December 31, 1997 ........        36,758,000       181,844,000        17,850,262
December 31, 1996 ........        26,542,000       160,929,000        12,950,071

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


(8)  Employee Retirement Plans:

     The Company maintains two retirement plans for the benefit of employees. Both plans provide for 100% vesting upon completion of two years of service. The Money Purchase Plan provides for a contribution equal to 7-1/2% of an employee's cash compensation, including bonuses, for each year of service during which the employee has completed 1000 hours of service and is employed on the last day of the plan year. The Profit Sharing plan does not require any specific contribution but any contribution made is subject to the restrictions set forth above for the Money Purchase Plan. Contribution and related administration expenses for the years ended December 31, 1998, 1997 and 1996 amounted to $1,017,551, $978,997 and $991,469, respectively.

     In 1998, management approved two employee benefit plans for bonuses and severance payments which resulted in expenses of $3,533,432 in 1998.

(9)  Debt:

     In 1994 the Company and a bank entered into a $10,000,000 credit agreement which was subsequently amended in 1996 to $25,000,000. The interest rate on the loan is fixed, at the Company's option, for a period of one to six months. The Company has elected to pay interest at an effective rate of approximately 5.9% on the outstanding principal balance of the loan at December 31, 1998 of $17,458,413. The interest rate was equal to the bank's Adjusted London Interbank Offered Rate at the time of the interest rate adjustment period, plus .65 of 1%. Principal repayments are paid quarterly in equal installments of $1,250,000 and end on June 30, 2002. The Company has the option to prepay amounts in excess of the required repayments. At the Company's option, the interest rate may be based on either (a) the higher of the bank's prime rate or the applicable Federal Funds Rate, plus 1/2 of 1%, (b) the bank's adjusted certificate of deposit rate, plus .775 of 1%, or (c) the bank's adjusted London Interbank offered rate, plus
 .65 of 1%.

     The bank loan agreement requires the Company to maintain a minimum net worth of $125,000,000 plus 50% of net profits earned during each year on a cumulative basis. In addition, other significant covenants include limitations on total indebtedness, investment purchases, pledging and sales of assets and requires the Company's insurance subsidiaries to maintain a certain statutory surplus, gross and net premiums written to surplus ratios and total liabilities to surplus ratio. The Company was in compliance with all financial covenants as stipulated in the bank loan agreement as of December 31, 1998. The credit agreement provides for a facility fee of .15 of 1% on the outstanding balance.

     The Company has an unsecured credit facility with the same bank that allows the Company to borrow up to $5,000,000. Interest is based on the bank's international short-term lending rate. The credit facility provides for a commitment fee of 1/8 of 1% on the average unused available credit balance. No amounts were outstanding under this credit facility as of December 31, 1998 and 1997, respectively.

     Interest paid amounted to $1,347,653, $1,464,240 and $1,020,737 for the years ended December 31, 1998, 1997 and 1996.

     In 1998, the Company entered into an interest rate swap agreement (the "agreement") with a bank for purposes of hedging its interest rate risk on its existing bank loan. The agreement requires the Company to pay interest to the bank at a rate of 6.50% on the original notional amount outstanding of $22,500,000 which is subsequently adjusted quarterly by notional reductions of $1,250,000. The bank is required to pay the Company, on the same notional amounts outstanding, an amount equal to the three month US Dollar London Interbank Offered Rate plus .65% which is reset on a quarterly basis. Interest expense recorded under the agreement was $44,719 in 1998.

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


(10) Commitments:

     The Company maintains various non-cancelable operating leases to occupy office space. The lease terms expire on various dates through December 30, 2003.

     The aggregate minimum annual rental payments under various operating leases for office facilities as of December 31, 1998 are as follows:

                                                                    Amount
                                                                 ----------
     1999 .................................................      $1,318,118

     2000 .................................................       1,297,828

     2001 .................................................       1,297,828

     2002 .................................................       1,297,828

     thereafter ...........................................       1,297,828
                                                                 ----------
     Total ................................................      $6,509,430
                                                                 ==========

     The operating leases also include provisions for additional payments based on certain annual cost increases. Rent expense for the years ended December 31, 1998, 1997 and 1996 amounted to $1,131,951, $1,049,119 and $1,001,295.

     As of December 31, 1998, the Company is not involved in any litigation which would require disclosure in the financial statements or would have a material effect on the Company's financial statements.

     In connection with the formation of MMO UK LTD, in 1997, as corporate capital for Lloyd's Syndicate 1265, the Company obtained an unsecured letter of credit from a bank in pounds sterling with a US dollar equivalent of approximately $19,090,000 as of December 31, 1998.

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


(11) Comprehensive Income:

     The accumulated balances for each classification of other comprehensive income are as follows:

                                                                      Total
                                                    Unrealized     Accumulated
                                                       Gains          Other
                                       Foreign     (Losses) on    Comprehensive
                                      Currency      Securities        Income
                                    ------------   ------------    ------------

Beginning balance, January 1, 1996  $         --   $  9,865,486    $  9,865,486
Current period change ............            --     (1,714,576)     (1,714,576)
                                    ------------   ------------    ------------
Ending balance, December 31, 1996             --      8,150,910       8,150,910
                                    ============   ============    ============

Beginning balance, January 1, 1997            --      8,150,910       8,150,910
Current period change ............         6,000      4,774,875       4,780,875
                                    ------------   ------------    ------------
Ending balance, December 31, 1997          6,000     12,925,785      12,931,785
                                    ============   ============    ============

Beginning balance, January 1, 1998         6,000     12,925,785      12,931,785
Current period change ............        15,039      6,489,767       6,504,806
                                    ------------   ------------    ------------
Ending balance, December 31, 1998   $     21,039   $ 19,415,552    $ 19,436,591
                                    ============   ============    ============

     The related tax effects allocated to each component of other comprehensive income are as follows:

                                                                     Year ended December 31,
                                                          --------------------------------------------
                                                              1998            1997            1996
                                                          ------------    ------------    ------------
Foreign currency translation adjustments:
    Before-tax amount .................................   $     15,039    $      6,000    $         --
    Tax (expense) benefit .............................             --              --              --
                                                          ------------    ------------    ------------
    Net-of-tax amount .................................         15,039           6,000              --
                                                          ------------    ------------    ------------

Unrealized gains (losses) on securities:
  Holding gains arising during period:
    Before-tax amount .................................     18,599,313      17,771,094       1,951,323
    Tax (expense) .....................................     (6,509,758)     (6,219,883)       (682,963)
                                                          ------------    ------------    ------------
    Net-of-tax amount .................................     12,089,555      11,551,211       1,268,360
                                                          ------------    ------------    ------------
  Less: reclassification adjustment for realized gains:
    Before-tax amount .................................      8,615,058      10,425,133       4,589,133
    Tax (expense) .....................................     (3,015,270)     (3,648,797)     (1,606,197)
                                                          ------------    ------------    ------------
    Net-of-tax amount .................................      5,599,788       6,776,336       2,982,936
                                                          ------------    ------------    ------------
  Net unrealized gains (losses):
    Before-tax amount .................................      9,984,255       7,345,961      (2,637,810)
    Tax (expense) benefit .............................     (3,494,488)     (2,571,086)        923,234
                                                          ------------    ------------    ------------
    Net-of-tax amount .................................      6,489,767       4,774,875      (1,714,576)
                                                          ------------    ------------    ------------

Other comprehensive income (loss):
    Before-tax amount .................................      9,999,294       7,351,961      (2,637,810)
    Tax (expense) benefit .............................     (3,494,488)     (2,571,086)        923,234
                                                          ------------    ------------    ------------
    Net-of-tax amount .................................   $  6,504,806    $  4,780,875    $ (1,714,576)
                                                          ============    ============    ============

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


(12) Common Stock Repurchase Plan and Shareholders' Equity:

     The Company has a common stock repurchase plan which authorizes the repurchase of up to $55,000,000, at prevailing market prices, of the Company's issued and outstanding shares of common stock on the open market. As of December 31, 1998, the Company had repurchased a total of 2,116,442 shares of common stock under this plan at a total cost of $38,583,101 at market prices ranging from $16.50 to $26.88 per share.

     In connection with the acquisition of MMO in 1991, the Company also acquired 3,215,958 shares of its own common stock available by MMO and recorded such shares as treasury stock at MMO's original cost of $3,919,129.

     A reconciliation of basic and diluted EPS for each of the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                        (In thousands except for per share amounts)
                                       1998                                1997                                   1996
                          -------------------------------      -------------------------------        ------------------------------
                                       Weighted                              Weighted                             Weighted
                                       Average                               Average                              Average
                            Net         Shares       Per         Net          Shares      Per           Net        Share        Per
                          Income     Outstanding    Share      Income      Outstanding   Share        Income    Outstanding    Share
                          ------     -----------    -----      ------      -----------   -----        ------    -----------    -----
Basic EPS: .........      $18,523        9,679      $1.91      $26,368        9,849      $2.68       $22,625       10,499      $2.15

Effect of
Dilutive Securities:

Stock Options ......           --           26         --           --           23       (.01)           --           25         --
                          -------      -------      -----      -------      -------      -----       -------      -------      -----

Diluted EPS ........      $18,523        9,705      $1.91      $26,368        9,872      $2.67       $22,625       10,524      $2.15
                          =======      =======      =====      =======      =======      =====       =======      =======      =====

(13) Stock Option Plans:

     The Company has a stock option plan, which was approved by shareholders in 1991, and provides a means whereby the Company, through the grant of non-qualified stock options to key officers, may attract and retain persons of ability as officers to exert their best efforts on behalf of the Company. The plan authorizes the issuance of options to purchase up to 500,000 shares of the Company's common stock at not less than 95 percent of the fair market value at the date of grant. Options are exercisable over a period as determined in each option agreement and expire at a maximum term of ten years.

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


     A summary of activity under the stock option plans for the years ended December 31, 1998, 1997 and 1996 follows:

                                 1998                            1997                         1996
                       ----------------------------------------------------------------------------------------
                       Number          Option          Number        Option           Number         Option
  Shares Under           of             Price            of           Price             of            Price
    Option             Shares         Per Share        Shares       Per Share         Shares        Per Share
    ------             ------         ---------        ------       ---------         ------        ---------

Outstanding,
  beginning of
  year                 243,100      $13.78-$22.92      373,200     $13.78-$22.92      528,500     $13.00-$22.92

Granted                 30,000          $20.25              --      --     --          20,000     $17.22-$17.58

Exercised              (25,900)     $13.78-$15.79      (80,000)    $13.78-$15.79     (162,800)    $13.00-$15.56

(Forfeited)            (19,000)     $15.56-$15.79      (50,100)    $15.56-$22.92      (12,500)    $15.79-$22.33
                      --------                        --------                       --------

Outstanding,
  end of year          228,200      $13.78-$22.92      243,100     $13.78-$22.92      373,200     $13.78-$22.92
                      ========                        ========                       ========

Exercisable,
  end of year          115,367      $13.78-$22.92       95,356     $13.78-$22.92      135,389     $13.78-$22.92
                      ========                        ========                       ========



     The Company has elected to measure compensation expense for employee stock options under APB No. 25 as permitted by SFAS 123, "Accounting for Stock Based Compensation." Under SFAS 123, the Company is required to disclose the pro forma effects on net income of applying a fair value method of measuring compensation expense.

     The pro forma effect on the years ended December 31, 1998, 1997 and 1996 is as follows:

                                       1998             1997             1996
                                   -----------      -----------      -----------
Net income - as reported ....      $18,523,416      $26,367,740      $22,624,618

Net income - pro forma ......      $18,414,657      $26,261,229      $22,513,184

Diluted EPS - as reported ...      $      1.91      $      2.67      $      2.15

Diluted EPS - pro forma .....      $      1.90      $      2.66      $      2.14

     In determining the pro forma effect on net income, the fair value of options granted in 1998, 1996 and 1995 was estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions in 1998, 1996 and 1995, respectively; dividend yield of 1.9%, 2.2% and 2.4%; expected volatility of 28%, 25% and 28%; expected lives of 5 years for each year and a risk-free interest rate of 4.56%, 6.00% and 5.38%. There were no options granted in 1997.

     The full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because options granted prior to January 1, 1995 are not considered in the determination of the compensation expense.

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


(14) Segment Information:

     The insurance company and agency subsidiaries underwrite commercial insurance in four major lines of business. The Company considers ocean marine, aviation, other liability and inland marine as appropriate segments for purposes of evaluating the Company's overall performance. The Company evaluates revenues and income or loss by line of business. Revenues include premiums earned and commission income. Income or loss includes premiums earned and commission income less the sum of losses incurred, policy acquisition costs and other expenses.

     Investment income represents a material component of the Company's revenues and income. The Company does not maintain its investment portfolio by segment because management does not consider revenues and income by segment as being derived from the investment portfolio. Accordingly, an allocation of identifiable assets, investment income and realized investment gains is not considered practicable. As such, other income, interest expense, certain corporate expenses and income taxes are not considered by management for purposes of providing segment information.

     The financial information by segment is as follows:

                                                      1998                            1997                           1996
                                            -------------------------       ------------------------       ------------------------
                                                                                (in thousands)
                                                              Income                         Income                         Income
                                             Revenue          (Loss)         Revenue         (Loss)         Revenue         (Loss)
                                            ---------       ---------       ---------      ---------       ---------      ---------
Segments
--------
Ocean marine(a) ......................      $  60,621       $     980       $  51,012      $   3,782       $  54,230      $  12,136
Aviation .............................          2,242          (4,092)         32,976          1,892          35,689           (594)
Other liability ......................         14,144            (736)          4,545           (797)          6,722         (5,383)
Inland marine ........................           (393)            854             443            794           2,376           (848)
                                            ---------       ---------       ---------      ---------       ---------      ---------
Subtotal .............................         76,614          (2,994)         88,976          5,671          99,017          5,311

Other income .........................            396             396             293            293             690            690
Net investment income ................         20,803          20,803          21,325         21,325          21,270         21,270
Realized investment gains ............          8,615           8,615          10,425         10,425           4,589          4,589
Corporate expenses ...................             --          (2,543)             --           (809)             --           (649)
Interest expense .....................             --          (1,373)             --         (1,450)             --         (1,035)
Income taxes .........................             --          (4,381)             --         (9,087)             --         (7,551)
                                            ---------       ---------       ---------      ---------       ---------      ---------
Total ................................      $ 106,428       $  18,523       $ 121,019      $  26,368       $ 125,566      $  22,625
                                            =========       =========       =========      =========       =========      =========

(a) 1998 includes approximately $14,838 in revenues and $(2,692) in loss from the Company's Syndicate 1265.

                          FINANCIAL STATEMENT SCHEDULES
            SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  NYMAGIC, INC.

                                 Balance Sheets
                                (Parent Company)


                                                                                                         December 31,
                                                                                          -----------------------------------------
                                                                                               1998                        1997
                                                                                          -------------               -------------
Assets:
Cash .......................................................................              $      47,116               $     205,516
Short term investments .....................................................                         --                   6,000,000
Investment in subsidiaries .................................................                229,680,280                 218,563,990
Due from subsidiaries and MMO insurance pools ..............................                 14,664,300                   2,666,372
Other assets ...............................................................                  2,471,346                   2,663,530
                                                                                          -------------               -------------
         Total assets ......................................................              $ 246,863,042               $ 230,099,408
                                                                                          =============               =============

Liabilities:
Notes payable ..............................................................              $  17,458,413               $  22,458,413
Dividends payable ..........................................................                    968,549                     966,031
Other liabilities ..........................................................                    256,213                     155,621
                                                                                          -------------               -------------
    Total Liabilities ......................................................                 18,683,175                  23,580,065
                                                                                          -------------               -------------

Shareholders' equity:
Common stock ...............................................................              $  15,017,892               $  14,991,992
Paid in capital ............................................................                 28,029,410                  27,529,877
Accumulated other comprehensive income .....................................                 19,436,591                  12,931,785
Retained earnings ..........................................................                208,198,204                 193,547,346
Treasury stock .............................................................                (42,502,230)                (42,481,657)
                                                                                          -------------               -------------
         Total shareholders' equity ........................................                228,179,867                 206,519,343
                                                                                          -------------               -------------
         Total liabilities and shareholders' equity ........................              $ 246,863,042               $ 230,099,408
                                                                                          =============               =============

                              Statements of Income
                                (Parent Company)

                                                                                        Year Ended December 31,
                                                                   ----------------------------------------------------------------
                                                                       1998                      1997                      1996
                                                                   ------------              ------------              ------------
Revenues:
Cash dividends from subsidiary .......................             $ 18,367,000              $ 17,850,262              $ 12,950,071
Net investment income ................................                   74,122                    21,070                       676
                                                                   ------------              ------------              ------------
                                                                     18,441,122                17,871,332                12,950,747
                                                                   ------------              ------------              ------------
Expenses:
Operating expenses ...................................                5,200,857                 2,197,039                 1,552,852
Income tax benefit ...................................               (1,661,488)                 (754,480)                 (561,073)
                                                                   ------------              ------------              ------------
                                                                      3,539,369                 1,442,559                   991,779
                                                                   ------------              ------------              ------------

Income before equity income ..........................               14,901,753                16,428,773                11,958,968
Equity in undistributed earnings
of subsidiaries ......................................                3,621,663                 9,938,967                10,665,650
                                                                   ------------              ------------              ------------
Net income ...........................................             $ 18,523,416              $ 26,367,740              $ 22,624,618
                                                                   ============              ============              ============

            SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  NYMAGIC, INC.

                            Statements of Cash Flows
                                (Parent Company)


                                                                                            Year Ended December 31,
                                                                         ----------------------------------------------------------
                                                                              1998                   1997                   1996
                                                                         ------------           ------------           ------------

Cash flows from operating activities:
Net income ....................................................          $ 18,523,416           $ 26,367,740           $ 22,624,618
                                                                         ------------           ------------           ------------

Adjustments to reconcile net income
    to cash provided by operating activities:
    Equity in undistributed earnings of
         subsidiaries .........................................            (3,621,663)            (9,938,967)           (10,665,650)
    Decrease (increase) in other assets .......................               192,184               (834,339)              (359,403)
    (Increase)decrease in due from subsidiaries ...............           (11,997,928)              (439,365)               527,868
    (Decrease) increase in other liabilities ..................               100,592                 19,219                (11,312)
                                                                         ------------           ------------           ------------

Net cash provided by operating activities .....................             3,196,601             15,174,288             12,116,121
                                                                         ------------           ------------           ------------

Cash flows from investing activities:
    Short term investments acquired ...........................            (2,870,000)           (13,800,000)            (5,000,000)
    Short term investments matured ............................             8,870,000             12,800,000                     --
    Investment in subsidiaries ................................              (989,821)            (2,476,500)                    --
                                                                         ------------           ------------           ------------
    Net cash provided by (used in) investing
         activities ...........................................             5,010,179             (3,476,500)            (5,000,000)
                                                                         ------------           ------------           ------------

Cash flows from financing activities:
    Proceeds from stock options exercised .....................               525,433              1,351,618              2,487,472
    Cash dividends paid to stockholders .......................            (3,870,040)            (3,958,130)            (4,236,947)
    Repurchase of common stock ................................               (20,573)           (10,922,760)           (13,080,321)
    Proceeds from borrowings ..................................             5,000,000              9,520,000             14,211,472
    Loan principal payments ...................................           (10,000,000)            (7,500,000)            (6,500,000)
                                                                         ------------           ------------           ------------
    Net cash used in financing activities .....................            (8,365,180)           (11,509,272)            (7,118,324)
                                                                         ------------           ------------           ------------

Net increase (decrease) in cash ...............................              (158,400)               188,516                 (2,203)

Cash at beginning of period ...................................               205,516                 17,000                 19,203
                                                                         ------------           ------------           ------------

Cash at end of period .........................................          $     47,116           $    205,516           $     17,000
                                                                         ============           ============           ============

     The condensed financial information of NYMAGIC, INC. for the years ended December 31, 1998, 1997 and 1996 should be read in conjunction with the consolidated financial statements of NYMAGIC, INC. and subsidiaries and notes thereto.

                                  NYMAGIC, INC.
                  SCHEDULE V-VALUATION AND QUALIFYING ACCOUNTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


------------------------------------------------------------------------------------------------------------------------------------
COLUMN A                                              COLUMN B               COLUMN C               COLUMN D                COLUMN E
------------------------------------------------------------------------------------------------------------------------------------
DESCRIPTION                                         Balance at                                                               Balance
                                                     beginning                                                              close of
                                                     of period              Additions             Deductions                  period
------------------------------------------------------------------------------------------------------------------------------------
December 31, 1998:
Allowance for
  doubtful accounts ....................            $6,485,000             $1,456,160             $ (468,421)             $7,472,739

December 31, 1997:
Allowance for
  doubtful accounts ....................             4,825,000              1,930,261               (270,261)              6,485,000

NYMAGIC, INC.
SCHEDULE VI - SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS.
(In Thousands)


------------------------------------------------------------------------------------------------------------------------------------
                                    RESERVE                                                            AMORTIZA-
                                      FOR                                         CLAIMS AND CLAIMS     TION OF
                           DEFERRED  UNPAID                                        EXPENSES INCURRED    DEFFERED   PAID
                            POLICY   CLAIMS                                           RELATED TO        POLICY    CLAIMS
   AFFILIATION             ACQUISI-    AND           UNEARNED    NET       NET    -----------------     ACQUISI-    AND
      WITH                   TION    CLAIMS           PREMIUM   EARNED  INVESTMENT  CURRENT   PRIOR      TION     CLAIMS   PREMIUMS
   REGISTRANT                COSTS  EXPENSES DISCOUNT RESERVE  PREMIUMS   INCOME     YEAR      YEAR      COSTS   EXPENSES   WRITTEN
------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1998 .......  $  4,277 $401,584     --  $ 46,879  $ 76,023   $ 20,803  $ 69,703 ($19,466)  $ 10,107  $ 58,984  $ 72,728
CONSOLIDATED SUBSIDIARIES

DECEMBER 31, 1997 .......     5,567  388,402     --    55,188    87,537     21,325    72,322  (21,874)    16,583    55,483    62,221
CONSOLIDATED SUBSIDIARIES

DECEMBER 31, 1996 .......    10,904  411,837     --    66,652    97,036     21,270    71,731  (12,753)    18,828    61,524    90,513
CONSOLIDATED SUBSIDIARIES