Form 10-K/A
period 1998-12-31
NYMAGIC INC
filed 1999-04-30
CIK 847431

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-K/A
                                Amendment No. 1

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

NYMAGIC,  Inc. hereby files this Amendment No. 1 on Form 10-K/A to amend Part I,
Item 1 and Part III, Items 10, 11, 12 and 13 of its Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

                                     Part I

Item 1. Business.

General

Recent Developments

     The Company recently named Vincent T. Papa as President and Chief Executive Officer of the Company. Prior to joining the Company, Mr. Papa served as a Senior Vice President of Orion Capital Corporation and as Chairman and Chief Executive Officer of its marine and property insurance subsidiary, Wm. H. McGee Co., Inc.

     Mr. Papa entered into an employment agreement with the Company effective March 19, 1999, which provides for an initial three year term and is automatically renewable for an additional one-year period on the third anniversary of the Effective Date (and on each subsequent anniversary date thereafter) unless either party shall have given notice to the other written notice of its intent not to extend the term within six months prior to the applicable anniversary date. Under the terms of his employment agreement with the Company, the Company paid Mr. Papa a one-time signing bonus in the amount of $225,000 on March 19, 1999, and agreed to pay him an annual salary at an initial rate of $425,000, which amount may be increased at the discretion of the Board of Directors of the Company but may not be decreased. In addition to his annual salary, Mr. Papa is eligible, for each calendar year that begins within the term of his employment agreement, to participate in an annual incentive bonus program under the terms of which he will have the opportunity to earn a bonus of up to 100% of his annual salary in effect for the applicable calendar year based on the Company's achievement of the performance targets established by the Compensation Committee for that year. For calendar year 1999, Mr. Papa will be entitled to a minimum bonus of $212,500.

     Mr. Papa's employment agreement contains customary provisions relating to disability, termination for cause and resignation without good reason. In addition, such employment agreement provides that if, prior to the expiration of the term thereof, Mr. Papa resigns from his employment with the Company for "Good Reason," the Company will be required to pay him his annual salary and bonus to the date of termination, together with periodic severance payments at a rate equal to 150% of his annual salary (at the rate in effect on the date of termination) for the longer of (i) the remainder of the term of his employment agreement, and (ii) one year following such termination. For purposes of such employment agreement, resignation for Good Reason means, among other things, resignation by Mr. Papa because of a Change in Control of the Company. In such event, Mr. Papa would be required to provide the Company with written notice of his intent to resign for Good Reason within 90 days after the Executive knows of the occurrence of an event that constitutes Good Reason.

     Set forth below are provisions of the definition of the term "Change in Control" contained in Mr. Papa's employment agreement which are relevant to the following discussion:

     (i) any "person" (within the meaning of Section 13(d) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") is or becomes the beneficial owner within the meaning of Rule 13d-3 under the Exchange Act (a "Beneficial Owner"), directly or indirectly, of securities of the Company (not including in the securities beneficially owned by such person any securities acquired from the Company or its affiliates) representing 25% or more of the combined voting power of the Company's then outstanding securities, excluding any person who becomes such a Beneficial Owner in connection with a transaction described in clause (A) of paragraph (iii) below; provided, however, that with respect to the beneficial ownership of securities by John N. Blackman, Jr., Mark W. Blackman and Louse B. Tollefson and their respective heirs, executors, and assigns and any trust formed by any of the Blackman Shareholders for the purpose of estate and/or tax planning (including the Louise B. Tollefson Florida Intangible Tax Trust) (collectively, the Blackman Shareholders") the reference to 25% in this Section 4(f)(i) shall be changed to 45%;

     (ii) the following individuals cease for any reason to constitute a majority of the number of directors then serving: individuals who, on the date hereof, constitute the Board and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company) whose appointment or election by the Board or nomination for election by the Company's stockholders was approved or recommended by a vote of at least two thirds (2/3) of the directors then still in office who either were directors on the date of such agreement or whose appointment, election or nomination for election was previously so approved or recommended;

    (iii) there is consummated a merger or consolidation of the Company or any direct or indirect wholly-owned subsidiary of the Company with any other corporation other than (A) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof), in combination with the ownership of any trustee or other fiduciary holding securities under an employee benefit plan of the Company or any subsidiary of the Company, at least 50% of the combined voting power of the securities of the Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, or (B) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person is or becomes the Beneficial Owner, directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities; provided, however, that with respect to the beneficial ownership of securities by the Blackman Shareholders, the reference to 25% is this Section 4(f)(iii)(B) shall be changed to 45%; or

     (iv) the stockholders of the Company approve a plan of complete liquidation or dissolution of the Company or there is consummated an agreement for the sale or disposition by the

          Company of all or substantially all of the Company's assets, other than a sale or disposition by the Company of all or substantially all of the Company's assets to an entity, at least 50% of the combined voting power of the voting securities of which are owned by stockholders of the Company in substantially the same proportions as their ownership of the Company immediately prior to such sale.

          Notwithstanding the foregoing, a "Change of Control" shall not be deemed to have occurred by virtue of the consummation of any transaction or series of integrated transactions immediately following which the record holders of the common stock of the company immediately prior to such transaction or transactions continue to have substantially the same proportionate ownership in an entity which owns all or substantially all of the assets of the Company immediately following such transaction or series of transactions.

     John N. Blackman, Jr., Mark W. Blackman, Louise B. Tollefson, the mother of John N. Blackman, Jr. and Mark W. Blackman, and the Louise B. Tollefson Florida Intangible Tax Trust (of which Louise B. Tollefson the sole beneficiary), own in the aggregate 5,788,208 shares (or 60%) of Common Stock of the Company. In connection with the meeting of the Board of Directors of the Company commenced on March 24, 1999, to approve management's recommendation of nominees for election to the Board of Directors at the 1999 Annual Meeting of Stockholders of the Company (the "1999 Annual Meeting"), John N. Blackman, Jr., Mark W. Blackman and Louise B. Tollefson delivered a memorandum to the Board of Directors stating, among other things, that "we are committed to reconstituting the Board of Directors to move the Company forward and to provide appropriate support for Mr. Papa through consensual resignations, new vacancies and, if necessary or appropriate, full exercise of our rights as shareholders." At such meeting, Mark
W. Blackman proposed the nomination of nine individuals for election to the Board of Directors, including two individuals who currently serve on the Board of Directors and seven individuals (including Mr. Papa) who, if elected, would be new directors. No action was taken by the Board of Directors at that time and the meeting was adjourned. At the reconvened meeting of the Board of Directors of the Company held on April 29, 1999, Mark W. Blackman renewed his proposal to nominate such individuals and the Board was advised that Mr. Papa declined to stand for election to the Board of Directors of the Company. The Board of Directors then voted to expand the size of the Board from 13 members to 17 members, to nominate and recommend the election of the individuals (other than Mr. Papa) proposed by Mr. Blackman to the Board of Directors of the Company and to set a date for 1999 Annual Meeting. The Board also approved a proposal for the Company to enter into indemnification agreements with each of the Company's directors and executive officers pursuant to which the Company agrees to pay expenses incurred by such individuals in connection with indemnifiable claims and to establish a $750,000 escrow fund to pay any such amounts. Stockholders of the Company will receive proxy material relating to the 1999 Annual Meeting in due course, including biographical information concerning nominees for election to the Board of Directors of the Company and information concerning any other actions to be taken at such meeting.

     Some or all of the foregoing events may be asserted by Mr. Papa to constitute a Change of Control of the Company, triggering his right to resign and receive the compensation provided for in his employment agreement. Mr. Papa has not advised the Company of his intentions in this regard. Should Mr. Papa assert such rights and resign from his positions as President and Chief Executive Officer of the Company, such resignation might have a material adverse effect on the business of the Company.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Directors and Executive Officers of the Registrant

General

     NYMAGIC's charter and by-laws provide for a Board of Directors consisting of not fewer than thirteen nor more than nineteen Directors divided into three classes as nearly equal as possible. NYMAGIC presently has thirteen Directors. The three year terms of classes I, II and III expire in the years 1999, 2000 and 2001 respectively. References to the Company include, as the context requires, NYMAGIC and its predecessor, New York Marine And General Insurance Company. As of April 29, 1999, the Executive Officers and Directors of the Company were as follows:

                                      Class of
       Name                    Age    Directors    Position(s)
       ----                    ---    ---------    -----------
Vincent T. Papa                 52       III       President and Chief Executive
                                                   Officer
Mark W. Blackman(3)             47        II       Director
John N. Blackman, Jr.(2)*       52         I       Director
Thomas J. Condon (1)(2)         54         I       Director
Jean H. Goulding(1)             57       III       Director
John Kean, Jr. (4)              74       III       Director
James A. Lambert                43       III       Director
Charles A. Mitchell             50        II       Vice-President and Director
William R. Scarbrough(3)        70        II       Director
Michael S. Shaffet (1)(3)       63         I       Director
Richard T. Soper(1)(3 )         73        II       Director
William A. Thorne (2)(4)*       73         I       Director
Sergio B. Tobia (1)             60         I       Chairman of the Board and
                                                   Director
Louise B. Tollefson (4)         75        II       Director
Thomas J. Iacopelli             38                 Chief Financial Officer

(1)  Member of Executive Committee.

(2)  Member of Finance Committee.

(3)  Member of Audit Committee.

(4)  Member of Stock Option & Compensation Committee.

*    Nominee for Election to the Board.

     Vincent T. Papa was appointed President and Chief Executive Officer of the Company effective March 19, 1999 and became a member of the Board of Directors in March 1999. Prior to joining the Company, Mr. Papa was a Senior Vice-President of Orion Capital and Chief Executive Officer of Wm. H. McGee Co. Inc.

     Mark W. Blackman has been a Director since 1979 and was President of the Company from 1988 until September 1998. Mr. Blackman was employed by the Company or its subsidiaries from 1977 until September 1998. Mr. Blackman is the son of Louise B. Tollefson and brother of John N. Blackman, Jr.

     John N. Blackman, Jr. has been a Director since 1975 and served as Chairman of the Board from 1988 through September, 1998. Mr. Blackman was employed by MMO and affiliates from 1973 until September 1998. Mr. Blackman is the son of Louise
B. Tollefson and brother of Mark W. Blackman.

     Thomas J. Condon was elected to the Board of Directors in June 1987. He is a Vice-President - Investments and Investment Advisor with A.G. Edwards & Sons, Inc. which he joined in September 1993. Mr. Condon formerly served as Senior Vice President at Peoples Westchester Savings Bank from 1981 through September 1993.

     Jean H. Goulding has been a Director since 1976. Ms. Goulding was employed by the Company or its subsidiaries from 1965 to 1992 and served as Executive Vice President-Underwriting from 1988 until her retirement in 1992. Ms. Goulding served as acting President of the Company from September 1998 until March 1999.

     John Kean, Jr. has been a Director since 1991. Until his retirement in 1991, Mr. Kean was a Senior Vice President and Director of Guy Carpenter & Co., Inc.

     James A. Lambert has been a Director since 1986. Mr. Lambert served as Chief Operating Officer from 1989 until March 1999 and as General Counsel and Secretary from 1986 until March 1999.

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

     Richard T. Soper has been a Director since 1972. Mr. Soper has been Vice Chairman of Argent Marine Operations, Inc since 1990. Prior to that, Mr. Soper served from 1986 as Chairman and President of the American Bureau of Shipping. From 1978 to 1986, he was Executive Vice President of Sea Land Service, Inc. and from 1983 to 1986, served as Chairman of the Board of Intersea Operations, Ltd., Inc.

     William A. Thorne has been a Director since 1972. Mr. Thorne has been employed by Hydrocarbon Products Company, Inc. as its Treasurer and has been its Chairman of the Board since March 1983.

     Sergio B. Tobia has been a Director since 1981. Mr. Tobia was a Senior Vice President and Director of Sorema North America Reinsurance Co. from 1989 until his retirement in 1996. Mr. Tobia served as acting Chairman of the Board of Company from September 1998 until March 1999.

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

     In addition to the people noted above who are nominees to the Board of Directors, the following additional persons have been nominated by the Board of Directors of the Company for election at the 1999 Annual Meeting of Stockholders.

     Bennet Tollefson is a former engineer who operated Tollefson Associates, an Engineering and Sales agency for 35 years. He had previously worked for General Electric and the Atomic Energy Commission, and is the husband of Louise B. Tollefson. He is President and a member of the Board of Directors of the Rochester Hemophilia Foundation. [Age: 79]

     John R. Anderson was a 50% owner of the Compain-Anderson Group, Inc. a general agency of Guardian Life Insurance Company from 1991 through February, 1999, and has worked in the insurance industry for 27 years. He is currently a sales consultant for the S&W Agency, Inc., another Guardian Insurance Company general agency. He has a BS from Rutgers University, and has an MBA from University of Hartford. [Age: 55]

     Robert W. Bailey is a Senior Vice President of AON Re Inc., a subsidiary of the AON Group and is a director of the Kenmark Companies, which provide various processing services of the insurance industry. Prior to his position as Senior Vice-President of Aon Re, Mr. Bailey was President and Chief Operating Officer of BEP International, a reinsurance intermediary subsidiary of Sodarcan, and a member of the executive management committee. [Age: 65]

     Costa N. Kensington is a founder, and has been a member, of Kensington & Ressler, LLC, a New York city law firm, for over 20 years. [Age: 51]

     Jonathan Bannett is a senior Vice-President of Delaware Valley Underwriting Agency of New Jersey, Inc. and Delaware Valley Underwriting Agency of New York, Inc. He also serves as Chairman of the Board of Director of ECPI, a technical college with campuses in Virginia and North Carolina. [Age: 42]

     Edward J. Waite, III is the President and managing member of Waite & Associates, LLC. He serves as Chairman and Chief Executive Office of Fiber-Tec, Inc. and as a Director of Niadyne, Inc. He was previously Vice President, General Counsel and Secretary of General Chemical Corporation for a number of years, and was also the Chief Legal Officer and Secretary of Crompton & Knowles Corporation. [Age: 52]

     Glenn R. Yanoff is Chief Executive Officer and President of Crackerjack Systems, Inc., and is a Assistant Secretary and Assistant Treasurer of North Sea Insurance Company. He is an insurance underwriter with I. Arthur Yanoff & Co., Ltd [Age: 43]

     The Board of Directors, as well as its Audit, Finance and Stock Option and Compensation Committees meet on a quarterly basis. In 1998, all Directors attended at least 75% of the meetings of the Board and the Committees on which they sit.

Item 11.  Executive Compensation.

Executive Compensation

Compensation of Directors

     Directors who are not also officers of the Company receive $8,000 and shares of the Company's Common Stock in an amount equal to $10,000 as an annual retainer plus an additional $1,000 for each meeting of the Board of Directors and $750 for any Committee meeting attended. Directors who are also officers of the Company receive $350 for each meeting of the Board of Directors and any Committee meeting attended. All Directors of the Company's subsidiaries receive $250 for each meeting of the Board of Directors and $100 for any Committee meeting attended.

Compensation of Executive Officers

     The following Summary Compensation Table shows the compensation paid by the Company for services rendered during fiscal years 1998, 1997, and 1996 by its former Chairman of the Board and its former President and Chief Executive Officer, each of whom ceased to serve in such positions in September 1998, and each of the Company's other executive officers whose total salary and bonus exceeded $100,000 during such fiscal year (collectively, the "Named Executive Officers").

                           Summary Compensation Table

                                                   Annual Compensation                             Long Term Compensation Awards
                                ---------------------------------------------------------       ----------------------------------
                                                                                                Restricted             All Other
Name and                                                                  Other Annual             Stock     Options/ Compensation
Principal Position              Year       Salary($)       Bonus($)    Compensation($)(2)        Awards($)   SARs(#)     ($)(1)
------------------              ----       ---------       --------    ------------------        ---------   -------   -----------
John N. Blackman, Jr.           1998       323,606           5,000              -0-                 -0-        -0-       24,000
 Chairman and                   1997       323,606          40,000              -0-                 -0-        -0-      167,257
 Director(3)                    1996       304,375          40,000          336,600                 -0-        -0-      145,244

Mark W. Blackman                1998       335,817          40,000              -0-                 -0-        -0-       24,000
 President and                  1997       323,606          40,000              -0-                 -0-        -0-      167,257
 Director(4)                    1996       304,375          40,000          336,600                 -0-        -0-      145,244

Jean H. Goulding                1998       161,667             -0-              -0-                 -0-        -0-          -0-
 President(5)                   1997           -0-             -0-              -0-                 -0-        -0-          -0-
                                1996           -0-             -0-              -0-                 -0-        -0-          -0-

James A. Lambert                1998       266,149           5,000              -0-                 -0-        -0-       24,000
 Chief Operating                1997       245,316          35,000          198,550                 -0-        -0-       24,000
 Officer, General               1996       229,932          35,000              -0-                 -0-        -0-       22,500
 Counsel, Secretary
 and Director(6)

Sergio B. Tobia                 1998       242,499             -0-              -0-                 -0-        -0-          -0-
 Chairman & Chief               1997           -0-             -0-              -0-                 -0-        -0-          -0-
 Executive Officer(7)           1996           -0-             -0-              -0-                 -0-        -0-          -0-

George Berg                     1998       175,000           3,000           23,185                 -0-        -0-       24,000
 Vice-President                 1997       163,125          13,000              -0-                 -0-        -0-       24,000
                                1996        34,667          10,000              -0-                 -0-        -0-          -0-

Charles Mitchell                1998       159,000           3,000              -0-                 -0-        -0-       24,000
 Vice-President                 1997       149,224          13,000           13,095                 -0-        -0-       24,000
                                1996       139,032          13,000           36,000                 -0-        -0-       22,500

     (1) The amounts shown in this column for 1998, represent contributions made by the Company in 1998 on behalf of all eligible employees, including the officers listed above, pursuant to the terms of the Company's defined contribution retirement plans ("retirement benefits"). The amounts shown in this column represent the retirement benefits paid in that year as well as certain amounts for Mr. John N. Blackman, Jr. and Mr. Mark W. Blackman, which represent compensation provided to them as the premium for term life insurance, and in 1997 and 1996 representing the dollar value benefit to each of them for an interest free loan for the payment of the premium for whole life insurance.

     (2) The amounts shown in this column represent proceeds from the exercise of stock options.

     (3) John H. Blackman, Jr. ceased to serve as Chairman of the Board of the Company on September 9, 1998.

     (4) Mark W. Blackman ceased to serve as President and Chief Executive Officer of the Company on September 9, 1998.

     (5) Jean H. Goulding ceased to serve as Acting President of the Company on March 31, 1999.

     (6) James A. Lambert ceased to serve as Chief Operating Officer, General Counsel and Secretary of the Company on March 31, 1999.

     (7) Sergio B. Tobias ceased to serve as Acting Chairman of the Board and Acting Chief Executive Officer of the Company on March 31, 1999.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Vincent T. Papa

     Vincent T. Papa entered into an employment agreement with the Company effective March 19, 1999, to serve as President and Chief Executive Officer of the Company. Prior to joining the Company, Mr. Papa served as Chairman and Chief Executive Officer of Wm. H. McGee & Co., Inc., a marine and property insurance managing general agent and subsidiary of Orion Capital Corporation from October 1, 1995 until March 1999 and as Senior Vice President of Orion Capital Corporation until March 1999. See "Business - General - Recent Developments."

Mark W. Blackman

     Mark W. Blackman entered into a termination of employment agreement with the Company effective as of September 9, 1998. Pursuant to such agreement, Mr. Blackman provided consulting and advisory services to the Company from September 9, 1998 through December 31, 1998, and continued to receive his monthly base salary. Under such termination of employment agreement, Mr. Blackman was entitled to receive a 1998 year-end bonus in an amount not less than that paid to him by the Company in 1997 and to participate in 1998 distributions under the NYMAGIC Profit Sharing Plan. In addition, the Company agreed to pay to Mr. Blackman an annual base salary of $317,500 in 1999, payable in equal installments, and a $317,500 lump sum payment on or as soon as practicable following January 1, 2000. In the event of a "change of control," as defined in Mr. Blackman's termination agreement, all payments due under such agreement will be accelerated and become immediately due and payable and the Company's obligations with respect to Mr. Blackman expire.

Jean H. Goulding

     Jean H. Goulding entered into a four-month employment agreement with the Company effective as of September 9, 1998, to serve as Interim President and Interim Chief Executive Officer of the Company, which employment agreement was subsequently extended through March 31, 1999. Pursuant to such agreement, Ms. Goulding received a weekly base salary of $10,000 and reimbursement of reasonable housing

James A. Lambert

     James A. Lambert was employed as Chief Operating Officer and General Counsel under an employment agreement with the Company that was extended through March 31, 1999. Mr. Lambert's employment with the Company was deemed to have been involuntarily terminated at March 31, 1999, within the terms of the Company's Executive Severance Plan, adopted by the Board of Directors on March 11, 1998.

Sergio B. Tobia

     Sergio B. Tobia entered into a four-month employment agreement with the Company effective as of September 9, 1998, to serve as Interim Chief Executive Officer of the Company, which employment agreement was subsequently extended through March 31, 1999. Pursuant to such agreement, Mr. Tobia received a weekly base salary of $15,000.

     The Company does not maintain any employment contracts with its other executive officers. The Company maintains an Executive Severance Pay Plan which provides for severance benefits to executive officers in an amount equal to two years' salary in the event of the termination of employment, except for cause, and one year's salary in the event of a change of control.

Stock Options

     No stock options were granted to the Named Executive Officers in 1998 under the Company's stock options plans. For a description of the Company's stock option plans, see "Stock Option Plans."

Aggregated Stock Option/SAR Exercises and Year-End Values

     The  following  table  shows stock  options  exercised  by Named  Executive
Officers in 1998, including the aggregate value of gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 1998. Also reported are values for "in-the-money" options that represent the positive spread between the exercise price of any such existing stock options and the year-end price of the Company's Common Stock.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                         and Year-End Option/SAR Values

                             Shares                           Number of Unexercised               Value of Unexercised In-
                           Acquired         Value                Options/SARs at                 The-Money Options /SARs at
                              on          Realized           December 31, 1998 (#)                  December 31, 1998 ($)
Name                      Exercise(#)        ($)         Exercisable       Unexercisable      Exercisable           Exercisable
----                      -----------     --------       -----------       -------------      -----------           -----------
John N. Blackman, Jr.           -0-           -0-             -0-               -0-               -0-                   -0-
Mark W. Blackman                -0-           -0-             -0-               -0-               -0-                   -0-
James A. Lambert                -0-           -0-          21,667             5,833               -0-                   -0-

Jean H. Goulding                -0-           -0-             -0-               -0-               -0-                   -0-
Serge B. Tobia                  -0-           -0-             -0-               -0-               -0-                   -0-
George Berg                   2,000        23,185           2,000             6,000               -0-                   -0-
Charles A. Mitchell             -0-           -0-          10,000             5,000               -0-                   -0-

Retirement Plans

     The Company maintains two retirement plans for the benefit of employees. Both plans provide for 100% vesting upon completion of three years of service. The Money Purchase Plan provides for a yearly contribution equal to 7-1/2% of an employee's cash compensation for each year of service during which the employee has completed 1000 hours of service and is employed on the last day of the plan year. The Profit Sharing Plan does not provide for any specified level of contribution but any contribution made is subject to the restrictions set forth above for the Money Purchase Plan. For the most recent plan year, a contribution equal to 7-1/2% of cash compensation was made to all eligible participants in the Profit Sharing Plan. The Company does not maintain any defined benefit retirement plans.

Executive Life Insurance Plan

     The Company maintains an Executive Life Insurance Plan for eligible officers. Under the Plan, the Company pays life insurance premiums for the benefit of participating officers with such amounts secured by a lien on the policy and repaid in full upon termination of the policy.

Stock Option Plans

     In 1983, the Company's Board of Directors and Shareholders approved the Company's 1983 Employee Stock Option Plan (the "1983 Plan"). The 1983 Plan authorized the granting to employees of the Company options to purchase an aggregate of 250,000 shares of the Company's Common Stock under the 1983 Plan. Under the 1983 Plan, the option price may not be less than the fair market value on the date of grant, or less than 110% of the fair market value in the case of an employee who owns 10% of the total combined voting power or value of the Common Stock of the Company immediately before the grant of any option. The 1983 Plan is administered by the Stock Option & Compensation Committee.

     In 1986, the Company's Board of Directors and Shareholders approved the 1986 Stock Option Plan (the "1986 Plan"), to provide a means whereby the Company, through the grant of non-qualified stock options to key officers and employees, could attract and retain persons of ability as officers and employees.

The 1986 Plan authorized the issuance of options to purchase up to 500,000 shares of the Company's Common Stock at not less than 95% of the fair market value at the date of grant. The 1986 Plan was administered by the Stock Option & Compensation Committee. The 1986 Plan expired in 1997 and all options issued under the plan have expired and are no longer exercisable.

     In 1991, the Company's Board of Directors and Shareholders approved the 1991 Stock Option Plan (the "1991 Plan"), to provide a means whereby the Company, through the grant of non-qualified stock options to key officers and employees, may attract and retain persons of ability as officers and employees. The 1991 Plan authorizes the issuance of options to purchase up to 500,000 shares of the Company's Common Stock at not less than 95% of the fair market value at the date of grant. The 1991 Plan is administered by the Stock Option & Compensation Committee.

Compensation Committee Interlocks and Insider Participation

     Directors Kean, Thorne, Tobia and Tollefson served as members of the Stock Option & Compensation Committee of the Board of Directors during 1998. Mr. Tobia resigned from this Committee upon his appointment as Chairman and Chief Executive Officer in September 1999.

     John Kean, Jr. has been a Director since 1991. Until his retirement in 1991, Mr. Kean was a Senior Vice President and Director of Guy Carpenter & Co., Inc.

     William A. Thorne has been a Director since 1972. Mr. Thorne has been employed by Hydrocarbon Products Company, Inc. as its Treasurer and has been its Chairman of the Board since March 1983.

     Louise B. Tollefson is the mother of Mark W. Blackman and John N. Blackman, Jr.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 (the "Securities Exchange Act") requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms which they file.

     The Company prepares Section 16(a) forms on behalf of its officers and directors based on the information provided by them. Based solely on a review of this information, copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that in 1998 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with.

                       Share Investment Performance Graph

     In accordance with SEC rules, set forth below is a line graph comparing the cumulative total stockholder return on the Company's Common Stock to the total return of the S&P 500 Index and a peer group(1) of the Company's competitors, obtained from Value Line, Inc. for the period of five fiscal years commencing January 1, 1994 and ending December 31, 1998, assuming $100 invested in the Company's Common Stock and in each index and assuming reinvestment of dividends.

     Although inclusion of a share performance graph in this Proxy Statement appears to suggest that Executive Compensation should be based on stock performance alone, the Stock Option and Compensation Committee of the Board of Directors considers many factors in determining compensation. See "Compensation Committee Report".

     Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act, as amended, that might incorporate future filings, including the Company's Proxy Statement, in whole or in part, the following Share Investment Performance Graph and the Compensation Committee Report contained herein shall not be incorporated by reference into any such filings.



(1) Based on information for a peer group of the Company's competitors as obtained from and compiled by Value Line, Inc., which includes the following companies: 20th Cent. Inds. Cal. (TW), Berkley W.R. Corp. (BKLY), Chubb Corporation (CB), Cincinnati Financial Corp., (CINF), USF&G Corporation (FG), Fremont General Corp. (FMT), Frontier Insurance Group
     (FTR), Gainsco Inc. (GNA), General Reinsurance Corporation (GRN), Hartford Steam Boiler (HSB), Orion Capital Corp. (OC), Ohio Casualty Corp. (OCAS), Progressive Corp. Ohio (PGR), SAFECO Corporation (SAFC), Selective Insurance Group, Inc. (SIGI), and St. Paul Insurance Co. (SPC), all of which were included in the prior year's peer group. The following companies were added to the peer group this year by Value Line, Inc.: Ace, Ltd.
     (ACL), Allmerical Financial (AFC), Allstate Corp. (ALL), American Financial Group (AFG), Hartford Financial (HIG), Market Corp. (MKL), Mercury General
     (MCY), NAC Re. Corp. (NRC), Old Republic (ORI), and Transatlantic  Holdings
     (TRH).

                          Compensation Committee Report

Summary of Compensation Policies for Executive Officers

The Stock Option & Compensation Committee of the Board of Directors
(the "Committee") meets quarterly and reviews certain aspects of the Company's compensation that affect executives and non-executives alike. The Committee's review procedures for use during 1998 are summarized below.

o The Company develops compensation data for all employees utilizing national and regional surveys for the insurance and brokerage industries. The Company's executive positions including the positions of the Named Executive Officers other than the former Chairman and the former President were matched to comparable survey positions and compensation data. The referenced surveys for the insurance and brokerage industries do not disclose the identities of individual participants and survey data for comparable executive positions is not generally available. The Committee uses such survey data in connection with reviewing salaries on an individual basis with the objective of providing each such officer with sufficient compensation to cause them to maintain their continued employment with the Company.

o The Committee reviewed the compensation levels of the former Chairman and the former President in conjunction with the information developed from industry surveys. The Committee, at the request of the former Chairman and the former President, kept the salaries of these two executive officers beneath the higher end of the median range of salaries indicated by the compensation surveys. In light of the significant ownership position of the former Chairman and the former President, the effect of their salaries in maintaining their continued employment was not deemed to be as significant as with the other executive officers. Additionally, the pricing pressures which exist in the markets within which the Company competes adversely impacted the Company's ability to show growth in earnings in 1998. It was not deemed appropriate during this time period to increase the salaries of these two executive officers towards the higher end of the median range of salaries indicated by the compensation surveys. There were no specific performance goals for these officers and no performance related compensation incentives other than options.

o The Committee reviewed the compensation levels for executive officers excluding the former Chairman and the former President within the context of salary recommendations for such officers and the industry salary information. The Committee does not utilize performance objectives for executives and senior officers as such are deemed inappropriate for the industry and markets within which the Company competes. Rather, the Committee balanced the competitive marketplace pressures which might cause an officer to leave the Company along with corporate needs in the context of the recommendations of the former Chairman and the former President. The Committee aims to maintain quality management without increasing the
     Company's salary expense beyond the median range indicated by the compensation surveys. No specific relationship between corporate performance for 1998 and each element of compensation was considered by the Committee in determining executive compensation in general or the former Chairman's and the former President's compensation in particular. Bonuses are generally awarded based upon length of service and job responsibilities.

o In connection with the review of executives and senior officers, the former Chairman and the former President, from time to time, made recommendations to the Committee with respect to the award or repricing of options pursuant to the Company's Stock Option Plans. Through the use of options which vest over a five to ten year period and a competitive base salary, the Committee attempts to meet competitive marketplace pressures while at the same time focusing long-term compensation gains for officers on areas which provide similar benefits to non-employee shareholders. The options are awarded in a quantity designed to be sufficient to provide each option recipient with an incentive to maintain continued employment with the Company. In light of their significant ownership position with the Company, the former Chairman and the former President have not been awarded additional options for the past six years. No outside factors other than comparative surveys were considered by the Committee in determining each element of compensation. In particular, the Committee did not consider the amounts of options outstanding or previously granted or the aggregate size of current awards in deciding to award additional options, although the repricing of previous grants was taken into consideration.

     The  Company has  reviewed  provisions  of the  Internal  Revenue  Code and related regulations of the Internal Revenue Service which limit the deductibility of executive compensation paid to the former Chairman and the former President and each of the other three most highly compensated officers at the end of any fiscal year to the extent such compensation exceeds $1,000,000 in any year and does not qualify for an exception under the statute or proposed regulations. The Committee does not believe that annual cash compensation will be likely to exceed $1,000,000 for any executive officer in the foreseeable future and has therefore concluded that no action with respect to qualifying such compensation for deductibility was necessary at this time. The Committee will continue to evaluate the advisability of qualifying the deductibility of such compensation in the future.

Item 12. Security Ownership of Certain
         Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of March 1, 1999, with respect to beneficial ownership of NYMAGIC Common Stock by beneficial owners known by the Company to own more than 5% of such stock, directors and nominees, each officer named in the Summary Compensation Table, and all directors and officers as a group. Except as described in the notes below, all owners listed have power to vote and dispose of the shares held by them.

                                                                      Percent of
                                              Amount and Nature     Common Stock
          Name                                  of  Ownership        Outstanding
          ----                                -----------------     ------------
   Dimensional Fund Advisors, Inc.               616 ,800 (5)           6.37%
     1299 Ocean Avenue - 7th Floor
     Santa Monica, CA  90401
   T. Rowe Price Associates, Inc.               1,012,700 (6)          10.46%
     100 East Pratt Street
      Baltimore, Maryland  21202
   John N. Blackman, Jr.                        2,010,996 (1)          20.69%
   Mark W. Blackman                             1,962,674 (2)          20.20%
*  Thomas J. Condon                                   960                   *
*  Jean H. Goulding                                22,460                   *
   John Kean, Jr.                                     860                   *
*  James A. Lambert                                22,667 (3)               *
*  Charles A. Mitchell                             10,700 (3)               *
*  William R. Scarbrough                              960                   *
*  Michael S. Shaffet                               2,260 (4)               *
   Richard T. Soper                                   860                   *
   William A. Thorne                               33,260 (4)               *
*  Sergio B. Tobia                                  4,080                   *
   Louise B. Tollefson                              3,860                   *
   Howard S. Tuthill, Trustee                   1,814,611 (7)          18.67%
                                                ---------              ------
   All directors and officers as a
   group (15 persons)                           5,891,208 (8)          60.62%

*    Less than 1% of issued and outstanding Common Stock.

     (1) Mr. Blackman is also the Trustee of trusts for the benefit of his minor children which own, in total, 92,822 shares of the Company's Common Stock, which shares are included herein.

     (2) Trusts for the benefit of Mr. Blackman's children own, in total, 54,876 shares and his wife, Deborah, own 60,000 shares of the Company's Common Stock, which shares are included herein.

     (3) Of the shares shown as beneficially owned by the following individuals, the amount listed next to each name include shares with respect to which options are currently exercisable by that person: Mr. Mitchell - 10,000 and Mr. Lambert
- 21,667.

     (4) Of the shares shown as beneficially owned by Mr. Thorne, 17,706 shares are held by him individually and 16,200 shares are held by Mr. Thorne and his wife as joint tenants. Of the shares shown as beneficially owned by Mr. Shaffet, 1,400 are held individually by his wife.

     (5) Dimensional Fund Advisors, Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 616,800 shares of NYMAGIC, INC. stock as of December 31, 1998, all of which shares are held in portfolios of DFA Investment Dimensions Group, Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors, Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

     (6) T. Rowe Price Associates, Inc. has filed a report on Schedule 13G disclosing beneficial ownership of 1,012,000 shares in total. T. Rowe Price Associates, Inc. beneficially owns 512,700 and T. Rowe Price Small Cap Value Fund, Inc. 500,000.

     (7) Howard S. Tuthill, as Trustee of the Louise B. Tollefson Florida Intangible Tax Trust, of which Ms. Tollefson is the beneficiary, has filed a report on Schedule 13D disclosing ownership of 1,814,611 shares of Common Stock in connection with certain aspects of estate and tax planning for Louise B. Tollefson.

     (8)  Of  the  5,891,208  shares  indicated  as  beneficially  owned  by all directors and officers as a group, 31,667 are shares reserved for issuance pursuant to currently exercisable options. See "Compensation and Other Information-Stock Option Plans." These shares are included in the total number of outstanding shares for the purpose of determining the percentage of Common Stock beneficially owned by all directors and officers as a group.

Item 13.   Certain Relationships and Related Transactions.

Certain Relationships and Related Transactions

The Company made annual charitable donations to the John N. Blackman, Sr. Foundation (the "Foundation") in the amount of approximately $240,000 in 1998 and $480,000 in each of 1997 and 1996. The Foundation was established by Mr. John N. Blackman, Sr., the founder of the Company, shortly before his death in 1988. The Foundation supports numerous charities with a primary emphasis on those charities assisting the indigent, disabled or disadvantaged. The Foundation is managed by Mr. John N. Blackman, Jr. and Mr. Mark W. Blackman who donate their time and receive no form of remuneration from the Foundation.

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


                                                  NYMAGIC, INC.
                                                  (Registrant)



                                                   By: /s/ Sergio B. Tobia
                                                       ------------------------
                                                       Sergio B. Tobia
                                                       Chairman of the Board


                                                       Date: April 30, 1999
                                                       ------------------------



      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Name                                Title                         Date
----                                -----                         ----

                                    Director                      April 30, 1999
----------------------------
John N. Blackman, Jr.


/s/ Mark W. Blackman                Director                      April 30, 1999
----------------------------
Mark W. Blackman


/s/ Thomas J. Condon                Director                      April 30, 1999
----------------------------
Thomas J. Condon


/s/ Jean H. Goulding                Director                      April 30, 1999
----------------------------
Jean H. Goulding


/s/ John Kean, Jr.                  Director                      April 30, 1999
----------------------------
John Kean, Jr.


/s/ James A. Lambert                Director, General Counsel,    April 30, 1999
----------------------------        Chief Operating Officer
James A. Lambert                    and Secretary

Name                                Title                         Date
----                                -----                         ----

/s/ Charles A. Mitchell             Director and Vice President   April 30, 1999
----------------------------
Charles A. Mitchell


/s/ Michael S. Shaffet              Director                      April 30, 1999
----------------------------
Michael S. Shaffet


/s/ William R. Scarbrough           Director                      April 30, 1999
----------------------------
William R. Scarbrough


/s/ Richard T. Soper                Director                      April 30, 1999
----------------------------
Richard T. Soper


/s/ William A. Thorne               Director                      April 30, 1999
----------------------------
William A. Thorne


/s/ Sergio B. Tobia                 Chairman of the Board and     April 30, 1999
----------------------------        Director
Sergio B. Tobia


/s/ Louise B. Tollefson             Director                      April 30, 1999
----------------------------
Louise B. Tollefson


/s/ Thomas J. Iacopelli             Principal Accounting Officer  April 30, 1999
----------------------------        and Chief Financial Officer
Thomas J. Iacopelli


/s/ Vincent T. Papa                 President and Chief           April 30, 1999
----------------------------        Executive Officer
Vincent T. Papa

                                  NYMAGIC, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





Independent Auditors' Report ..............................................   47

Consolidated Balance Sheets ...............................................   48

Consolidated Statements of Income .........................................   49

Consolidated Statements of Shareholders' Equity ...........................   50

Consolidated Statements of Cash Flows .....................................   51

Notes to Consolidated Financial Statements ................................   52

Financial Statement Schedule II ...........................................   73

Financial Statement Schedule V ............................................   75

Financial Statement Schedule VI ...........................................   76

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