Form 10-K/A
period 1998-12-31
NYMAGIC INC
filed 1999-05-03
CIK 847431

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
Ratio ...................   .23 to 1   .34 to 1   .56 to 1   .66 to 1   .75 to 1

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

(1)  Member of Executive Committee.

(2)  Member of Finance Committee.

(3)  Member of Audit Committee.

(4)  Member of Stock Option & Compensation Committee.

*    Nominee for Election to the Board.

     Vincent T. Papa was appointed President and Chief Executive Officer of the Company effective March 19, 1999. Prior to joining the Company, Mr. Papa was a Senior Vice-President of Orion Capital and Chief Executive Officer of Wm. H. McGee Co. Inc.

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

     (5) Jean H. Goulding ceased to serve as Acting President of the Company on March 31, 1999.

     (6) James A. Lambert ceased to serve as Chief Operating Officer, General Counsel and Secretary of the Company on March 31, 1999.

     (7) Sergio B. Tobias ceased to serve as Acting Chairman of the Board and Acting Chief Executive Officer of the Company on March 31, 1999.

Employment  Contracts  and  Termination  of  Employment  and   Change-in-Control
Arrangements

Vincent T. Papa

     Vincent T. Papa entered into an employment agreement with the Company effective March 19, 1999, to serve as President and Chief Executive Officer of the Company. Prior to joining the Company, Mr. Papa served as Chairman and Chief Executive Officer of Wm. H. McGee & Co., Inc., a marine and property insurance subsidiary of Orion Capital Corporation from October 1, 1995 until March 1999 and as Senior Vice President of Orion Capital Corporation until March 1999. See "Business - General - Recent Developments."

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