Form 10-Q
period 1999-03-31
NYMAGIC INC
filed 1999-05-17
CIK 847431

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                                          March 31, 1999

Commission file number                                   33-27665

                                       NYMAGIC, INC.
             (Exact name of registrant as specified in its charter)

                     New York                                   13-3534162
State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

                                       330 Madison  Avenue,  New York,  New York
                            10017 (Address of principal executive offices) (zip code)

                                               (212)  551-0600
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

     On April 1, 1999 there were 9,685,492 shares of common stock, $1.00 par value outstanding.

                                  NYMAGIC, INC.
                                      INDEX



Part I.           FINANCIAL INFORMATION:                              PAGE NO.

       Consolidated Balance Sheets
           March 31, 1999 and December 31, 1998                           2

       Consolidated Statements of Income
           March 31, 1999 and March 31, 1998                              3

       Consolidated Statements of Cash Flows
           March 31, 1999 and March 31, 1998                              4

       Notes to Consolidated Financial Statements                         5

       Management's Discussion And Analysis of Financial
          Condition and Results of Operations                             6

Part II.          OTHER INFORMATION                                       12

                                  NYMAGIC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                     March 31,     December 31,
                                                      1999             1998
                                                      ----             ----
                                     ASSETS
Investments:
Fixed maturities available for sale,
    at fair value (amortized cost
    $331,796,167 and $342,583,525)                 $340,970,316    $353,403,303
Equity securities at fair value (cost
    $56,798,145 and $54,368,172)                     73,860,583      73,418,473
Short-term investments                               10,752,276      16,200,606
                                                    ------------   ------------
    Total investments                               425,583,175     443,022,382
                                                    ------------   ------------
Cash                                                  1,644,250       1,583,390
Accrued investment income                             5,205,031       6,189,866
Premiums and other receivables, net                  35,586,229      41,422,913
Reinsurance receivables                             204,408,499     199,730,802
Deferred policy acquisition costs                     4,377,491       4,277,430
Prepaid reinsurance premiums                         17,551,322      19,393,546
Deferred income taxes                                 7,090,518       5,811,741
Property, improvements and equipment, net             2,298,026       2,341,021
Other assets                                          6,135,865       6,547,403
                                                    ------------   ------------
    Total assets                                   $709,880,406    $730,320,494
                                                   ============    ============

                                   LIABILITIES
Unpaid losses and loss adjustment expenses         $394,873,951    $401,584,146
Reserve for unearned premiums                        42,295,986      46,878,550
Ceded reinsurance payable                            16,822,179      23,795,992
Notes payable                                        16,208,413      17,458,413
Other liabilities                                     9,173,787      11,454,977
Dividends payable                                       968,549         968,549
                                                    ------------    -----------
    Total liabilities                               480,342,865     502,140,627
                                                    ------------    -----------

                                           SHAREHOLDERS' EQUITY
Common stock                                         15,017,892      15,017,892
Paid-in capital                                      28,029,410      28,029,410
Accumulated other comprehensive income               16,610,739      19,436,591
Retained earnings                                   212,381,730     208,198,204
                                                   -------------   ------------
                                                    272,039,771     270,682,097
Treasury stock, at cost,
    5,332,400 and 5,332,400 shares                  (42,502,230)    (42,502,230)
                                                  --------------   ------------

    Total shareholders' equity                      229,537,541     228,179,867
                                                   -------------   ------------
    Total liabilities and shareholders' equity     $709,880,406    $730,320,494
                                                   ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                                                        Three months ended
                                                             March 31,
                                                    1999                1998
                                                    ----                ----
Revenues:

Net premiums earned                              $13,542,141        $27,501,492
Net investment income                              4,692,422          5,384,363
Realized investment gains                          4,494,067          3,730,564
Commission and other income                           52,960            340,782
                                                 ------------     -------------

         Total revenues                           22,781,590         36,957,201
                                                 ------------      ------------

Expenses:

Net losses and loss adjustment expenses incurred   7,499,047         20,879,655
Policy acquisition expenses                        2,746,563          2,874,114
General and administrative expenses                5,745,558          5,873,262
Interest expense                                     289,593            377,811
                                                 ------------      ------------

         Total expenses                           16,280,761         30,004,842
                                                 ------------      ------------

Income before income taxes                         6,500,829          6,952,359
Income taxes:                                      ---------          ---------
     Current                                       1,157,355          1,707,388
     Deferred                                        191,399           (131,504)
                                                     -------          ---------
         Total income taxes                        1,348,754          1,575,884
                                                  ----------         ----------

     Net income                                   $5,152,075         $5,376,475
                                                ============         ==========

Weighted average shares of common
 stock outstanding-basic                           9,685,492          9,669,102

     Basic income per share                      $       .53         $      .56
                                                =============      ============

Weighted average shares of common stock
outstanding-diluted                                9,685,492          9,702,134

     Diluted income per share                    $       .53        $       .55
                                                =============      ============

     Dividends declared per share                $       .10        $       .10
                                                =============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                              Three months ended
                                                                       March 31,
                                                            1999           1998
                                                            ----           ----
Cash flows from operating activities:
     Net income                                        $ 5,152,075  $ 5,376,475
Adjustments to reconcile net income to                   ----------    ---------
 net cash (used in) provided by operating activities:
     Provision for deferred taxes                          191,399     (131,504)
     Realized investment gains                          (4,494,067)  (3,730,564)
     Net bond amortization                                 592,207      546,274
     Depreciation and other, net                           162,568      152,560

Changes in:
     Premiums and other receivables                      5,836,684   10,580,238
     Reinsurance receivables                            (4,677,697) (10,078,213)
     Ceded reinsurance payable                          (6,973,813)  (2,012,896)
     Accrued investment income                             984,835      990,892
     Deferred policy acquisition costs                    (100,061)     964,085
     Prepaid reinsurance premiums                        1,842,224    2,648,258
     Other assets                                          411,538     (931,347)
     Unpaid losses and loss adjustment expenses         (6,710,195)   2,621,370
     Reserve for unearned premiums                      (4,582,564)  (5,204,587)
     Other liabilities                                  (2,281,190)  11,191,789
     Other                                                 (95,523)      33,000
                                                           -------       ------
         Total adjustments                             (19,893,655)   7,639,355
                                                    ---------------  ----------

Net cash (used in)provided by operating activities     (14,741,580)  13,015,830
                                                        -----------  ----------

Cash flows from investing activities:
     Fixed maturities acquired                         (20,958,403) (36,035,087)
     Equity securities acquired                        (16,838,238) (11,146,410)
     Fixed maturities  matured                          13,169,208    4,626,118
     Fixed maturities  sold                             17,622,860   29,214,047
     Equity securities sold                             18,698,744   14,189,843
     Net sale (purchase) of short-term investments       5,446,391  (11,208,656)
     Acquisition of property, equipment
        and improvements                                  (119,573)    (514,257)
                                                        ----------- -----------
Net cash provided by (used in) investing activities     17,020,989  (10,874,402)
                                                         ---------- -----------

Cash flows from financing activities:
     Proceeds from stock options exercised                    -----     342,162
     Cash dividends paid                                   (968,549)   (966,031)
     Net repurchase of common stock                         --------   (112,369)
     Loan principal repayments                           (1,250,000) (1,250,000)
                                                        ------------  ---------
Net cash used in financing activities                    (2,218,549) (1,986,238)
                                                         ----------- ----------

Net increase in cash                                         60,860     155,190
Cash at beginning of period                               1,583,390   1,042,310
                                                      -------------   ---------
Cash at end of period                                  $  1,644,250  $1,197,500
                                                     ==============  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.

                   Notes to Consolidated financial Statements




1) The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary for a fair presentation of results for such periods. Adjustments to financial statements consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2) The insurance company and agency subsidiaries underwrite commercial insurance in four major lines of business. The Company considers ocean marine, aviation, other liability and inland marine as appropriate segments for purposes of evaluating the Company's overall performance. The Company evaluates revenues and income or loss by line of business. Revenues include premiums earned and commission income. Income or loss includes premiums earned and commission income less the sum of losses incurred, policy acquisition costs and other expenses.

         The financial information by segment is as follows:

                                                      (in thousands)

                                     March 31, 1999             March 31, 1998
                                     --------------             --------------

                                                Income                   Income
     Segments:                    Revenue       (Loss)       Revenue     (Loss)
                                  -------       ------       -------     ------

Ocean marine(a)                   $11,421        $729        $26,015     $1,963
Aviation                            1,094      (2,284)         1,225     (2,505)
Other liability                     1,009        (271)           879       (302)
Inland marine                          19        (150)          (423)      (412)
                                       --        ----            ----      ----
Subtotal                           13,543      (1,976)        27,696     (1,256)

Other income                           53          53            146        146
Net investment income               4,692       4,692          5,384      5,384
Realized investment gains           4,494       4,494          3,731      3,731
Corporate expenses                    ---       (473)            ---       (676)
Interest expense                      ---       (290)            ---       (378)
Income taxes                          ---     (1,348)            ---     (1,575)
                                  ---------------------     --------    -------
     Total                        $22,782     $5,152         $36,957     $5,376
                                  =======     ======         =======     ======


(a) 1999 and 1998 include revenues of approximately $1,135 and $14,259, respectively, and income (loss) of $(497) and $(778), respectively, from the Company's Syndicate 1265.

                                  NYMAGIC, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     Results of Operations

     Net income for the three months ended March 31, 1999 was $5,152,000, as compared to $5,376,000 for the first quarter of 1998. Diluted earnings per share for the first quarter of 1999 was $.53, compared to $.55 for the same period a year ago. Operating income, which excludes the effects of realized capitalized gains after taxes, was $2,231,000, or $.23 per share, for the first quarter of 1999, versus $2,952,000, or $.30 per share, for the same period of the prior year.

     For the first quarter of 1999, total revenues and net premiums written were $22,782,000 and $10,862,000, respectively. This compares with total revenues and net premiums written of $36,957,000 and $24,945,000, respectively, in last year's first quarter, both of which include approximately $14.2 million relating to a one-time assumption of premiums emanating from the Company's Lloyd's of London Syndicate 1265. Excluding the one-time item, both net written premiums and total revenues for the first quarter of 1999 approximated the levels attained in last year's first quarter.

     Net premiums earned by segment recorded an overall increase of 2% in 1999 when compared to the first quarter of 1998 after adjusting for the one-time assumption of premiums in 1998. A 1% decline in ocean marine premiums earned was recorded as competition remained intense and adversely affected premium rates. Syndicate 1265 also contributed approximately $1.1 million in ocean marine net premiums earned in 1999. Aviation premiums earned decreased by 10% in 1999 mainly due to the competitive rate environment. The Company maintains an adequate level of aviation reinsurance to protect its exposure to any one loss as the underwriting climate for gross premiums remains soft. The other liability line increased 15% in the first quarter of 1999 as compared to 1998 and resulted from additional premium development on prior policy year's writings.

     Losses and loss adjustment expenses incurred as a percentage of net premiums earned were 55.4% for the three months ended March 31, 1999 as compared to 75.9% for the first quarter of 1998. The transaction involving the assumption of premiums in 1998 was recorded at a loss ratio of approximately 100% and had the effect of increasing the overall loss ratio substantially. Excluding this one-time transaction, the overall loss ratio in 1998 would have been approximately 50.2%. In the first quarter of 1999, the Company recorded a higher loss ratio in the aviation segment of business due to increases in both the frequency and severity of losses. In addition in 1999, the other liability segment recorded adverse development in prior year losses in the umbrella classes. The Company's core ocean marine segment recorded favorable net loss experience comparable to the prior year's first quarter.

     Policy acquisition costs as a percentage of net premiums earned for the three months ended March 31, 1999 were 20.3% as compared with 10.5% for the same period of the prior year. The increase in the ratio is primarily attributable to the effect of the one-time assumption of premiums in 1998 which was written without commission expense and lowered the 1998 ratio substantially.

     Interest expense decreased to $290,000 for the three months ended March 31, 1999 from $378,000 for the same period of the prior year as a result of a decrease in average loan principal outstanding.

                                  NYMAGIC, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS CONTINUED

     Net investment income for the three months ended March 31, 1999 was $4,692,000, representing a decrease of 13% from the level of net investment income achieved in the first quarter 1998 of $5,384,000. The decline was principally caused by a reduction in invested assets following the payment of approximately $25.1 million in aviation insurance losses on a gross basis during the quarter. The Company's aviation business is substantially reinsured, and recoveries relating to these losses are expected to be received in the current quarter.

     General and administrative expenses decreased by 2% in 1999 when compared with the first quarter of 1998. The prior year's first quarter included certain non-recurring expenses incurred in connection with the assumption of premiums. Excluding such expenses, the 1999 expense would have increased by 4% over 1998.

     Realized investment gains of $4,494,000 for the three months ended March 31, 1999 result mainly from the sale of appreciated equity securities in addition to sales resulting from monitoring the Company's overall exposure to equities.

     Liquidity and Capital Resources

     Total investments decreased to $425.6 million at March 31, 1999 primarily due to reductions in the investment portfolio to fund both payment of aviation losses on a gross basis and reinsurance premium payments in 1999. This contributed to cash flow used in operations in 1999 of $14.7 million. The Company maintains an adequate level of reinsurance in the aviation line to prevent such losses from significantly affecting net income. However, there may be timing differences between the payment of gross losses by the Company and cash collections received from reinsurers which may adversely impact cash flow in any one period.

     The Company adheres to investment guidelines as prescribed by the finance committee of the Board of Directors. Such guidelines were conservatively designed to provide the Company with adequate capital protection and sufficient liquidity to meet existing obligations. The Company believes that it has adequate resources to meet its liquidity requirements.

     The Company did not repurchase shares of common stock during the first quarter of 1999.

     Other Accounting Matters

     The insurance pools participated in the issuance of umbrella casualty insurance for various Fortune 1,000 companies in the period from 1978 to 1983. Depending on the accident year, the insurance pools' maximum net retention per occurrence ranged from $250,000 to $500,000. The Company's effective pool participation on such risks varied from 11% in 1978 to 30% in 1983. At March 31, 1999 and December 31, 1998, the Company's net loss and loss adjustment expense reserves for Asbestos/Pollution policies for those periods amounted to $9.3 and $9.0 million, respectively. As of March 31, 1999, the Company had approximately 400 policies which had at least one claim relating to Asbestos/Pollution exposures with an insignificant number of claims filed or resolved in 1999. Net loss and loss adjustment expense payments on Asbestos/Pollution policies amounted to $359,000 and $73,000 for the three months ended March 31, 1999 and 1998, respectively. The Company believes that the uncertainty surrounding Asbestos/Pollution

                                  NYMAGIC, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS CONTINUED

exposures, including issues as to insureds' liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions, all affect the estimation of ultimate losses. Under such circumstances, it is difficult to determine the ultimate loss for Asbestos/Pollution related claims. Given the uncertainty in this area, losses from Asbestos/Pollution related claims are likely to develop adversely. However, the Company believes that, in the aggregate, the unpaid loss and loss adjustment expense reserves as of March 31, 1999, allow for an adequate provision and that the ultimate resolution of Asbestos/Pollution claims will not have a material impact on the Company's financial position.


Impact of Year 2000

          Computer systems and electronic devices which are based on software programs which process dates with two digits rather than four to define the applicable year may assume that all years occur only in the 20th century. This could cause the Company to experience a system failure or miscalculation causing disruptions of operations controlled by such systems or devices, including, among other things, an inability to process transactions, send invoices, engage in actuarial analyses, compute and track payment schedules, control equipment or engage in similar normal business activities. The Company's exposure to this potential phenomenon is concentrated principally in its legacy hardware system, insurance business operations software, financial applications software (accounts payable, general ledger and other packages), business relations, and potential underwriting losses arising from claims by insureds under the Company's insurance policies for relief for losses resulting from the Year 2000 phenomenon.

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

                                  NYMAGIC, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS CONTINUED

         In June, 1998, the Company replaced its computer hardware system with a client-server architecture which is Year 2000 compliant. The Company also successfully upgraded its insurance business operations software so that such software now functions with the new Year 2000 compliant operating system. The upgraded operations software was modified subsequently to be Year 2000 compliant. The Company is currently testing and evaluating the Year 2000 compliant version of its insurance business operations software, the results of which, have been successful. The Company expects to complete the testing of its business operations software, which is currently on schedule, by June 30, 1999.

         The Company expects that its remaining software (which includes financial applications for accounts payable, general ledger and other packages) will be Year 2000 compliant by June 30, 1999. The Company purchased Year 2000 compliant systems for financial applications and is currently evaluating and testing data to ensure compliance. The Company is approximately 50% complete with respect to this phase of its Year 2000 evaluation efforts and is currently on schedule with its compliance plans. In the event such recently purchased systems fail the compliance testing, the Company would seek to purchase and/or license alternative replacement software which is Year 2000 compliant.

Compliance by Vendors and Business Relations

         In connection with the Company's Year 2000 plan, the Company is in the process of communicating with its various business relationships and vendors to determine the extent of their Year 2000 compliance. In 1998, the Company mailed questionnaires to approximately 300 companies which the Company considers to have an important relationship with the Company. To date, the Company received responses from 264 of such companies who responded that they are in the process of becoming Year 2000 compliant before January 1, 2000. In 1999, the Company selected the 10 largest producers for the Company, which account for approximately 64% of the Company's 1998 gross writings for the domestic insurance companies, and requested additional information to evidence their Year 2000 Compliance. Also, the Company is soliciting the non-responding companies to determine the extent of their compliance. The Company is current with its timetable on this phase of its compliance plan and believes that it will complete analyzing the Year 2000 compliance of its vendors and business relationships by July 1999. In the event that a business relationship does not respond to the Company or does not demonstrate that its own systems are Year 2000 compliant, then such business relationships may need to be terminated which may result in a material adverse effect on the Company's business,assets, prospects, liquidity and financial condition.

Potential Underwriting Losses

         Property/casualty insurance companies may have an underwriting exposure related to the Year 2000 phenomenon. Although the Company has not received any claims for coverage from insureds based on losses resulting from Year 2000 issues, there can be no assurance that insureds will be free from losses of this type or that the Company will be free from claims made under the Company's insurance policies. If any claims are made, coverage, if any, will depend on the facts and circumstances of the claim and the provisions of the subject insurance policy. The Company, in certain instances, has been able to include Year 2000 exclusions in its policy forms. Also, the Company is requesting information from certain insureds as to the extent of their Year 2000 compliance. The Company will continue to monitor policies issued throughout the 1999 year as a result of compliance under this phase of its Year 2000 evaluation efforts. At this time, the Company is unable to determine whether the adverse impact and/or extent of underwriting losses, if any, in connection with the foregoing circumstances would be material to the Company.

                                  NYMAGIC, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS CONTINUED


Cost of Year 2000 Compliance

         The Company estimates, based on its evaluations and actions taken to date, that the aggregate cost of its information technology project, including the cost of achieving Year 2000 compliance, will be approximately $1,400,000 of which approximately $1,250,000 has been expended through March 31, 1999. These costs (excluding internal personnel expenses) are comprised of outside consulting service costs for evaluation and upgrade of systems, acquisition costs for new equipment and componentry, and licensing and purchase fees for new and upgraded software. This process has not had a material impact on the status of other internal technology projects.

Contingency Plan; Actual Results May Differ

         The Company is in the beginning stages of developing a contingency plan in the event that its insurance business operation software is not placed into use. This plan, which has not been finalized, includes a combination of purchasing personal computers and utilizing manual systems. The contingency plan also addresses Year 2000 issues relating to environmental concerns. This includes telephone and security systems, copiers, electrical availability, etc. In addition, a disaster recovery plan is being formulated to address environmental concerns in the event of non-compliance.

         Actual results may differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate suitable cost efficient replacements (or upgrades to) computer hardware and software which are Year 2000 compliant, and the ability to correct all relevant computer codes and similar uncertainties. There can be no assurance that the Company will be immune from underwriting losses arising from Year 2000 issues and such losses may result in a material and adverse effect on the Company's business, assets, liquidity and financial condition.

         Market Risks

         The investment portfolio has exposure to market risks which includes the effect of adverse changes in interest rates, credit quality, equity prices and foreign exchange rates on the portfolio. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Foreign currency risk includes exposure to changes in foreign exchange rates on the market value and interest income of foreign denominated investments. Equity risk includes the potential loss from changes in the fair value of equity securities. There have been no changes to the Company's exposure to market risks during the quarter as compared to those disclosed in the Company's financial statements for the year ended December 31, 1998.

         Forward -Looking  Statements

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

                           PART II - OTHER INFORMATION




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)    Exhibits
       None

(b)    Reports on Form 8-K
       There were no reports on Form 8-K filed for the three months ended March 31, 1999.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NYMAGIC, INC.
                                  (Registrant)



Date:     May 17, 1999                                    /s/ Vincent T. Papa
          ----------------                           --------------------------
                                                              Vincent T. Papa
                                                      (Chief Executive Officer)


                                                        /s/ Thomas J. Iacopelli
                                                     --------------------------
                                                            Thomas J. Iacopelli
                                                       (Chief Financial Officer)