Form 10-Q
period 1999-06-30
NYMAGIC INC
filed 1999-08-16
CIK 847431

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For Quarter Ended June 30, 1999

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


--------------------------------------------------------------------------------
                 (Former name, former address and former fiscal
                      years, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|   No |_|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     On July 1, 1999 there were 9,696,052 shares of common stock, $1.00 par value outstanding.

                                  NYMAGIC, INC.
                                      INDEX

Part I.         FINANCIAL INFORMATION:                               PAGE NO.
                                                                     --------
       Consolidated Balance Sheets
           June 30, 1999 and December 31, 1998                           2

       Consolidated Statements of Income
           June 30, 1999 and June 30, 1998                               3

       Consolidated Statements of Cash Flows
           June 30, 1999 and June 30, 1998                               5

       Notes to Consolidated Financial Statements                        6

       Management's Discussion And Analysis of Financial
           Condition and Results of Operations                           8

Part II.          OTHER INFORMATION                                     15

                                  NYMAGIC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                    June 30,        December 31,
                                                     1999              1998
                                                     ----              ----
                                ASSETS
Investments:
Fixed maturities available for sale,
    at fair value (amortized cost
    $326,522,802 and $342,583,525)               $327,945,809      $353,403,303
Equity securities at fair value (cost
    $57,078,591 and $54,368,172)                   78,035,533        73,418,473
Short-term investments                              9,193,696        16,200,606
                                                 ------------      ------------
    Total investments                             415,175,038       443,022,382
                                                 ------------      ------------
Cash                                                1,880,842         1,583,390
Accrued investment income                           5,896,863         6,189,866
Premiums and other receivables, net                38,243,100        41,422,913
Reinsurance receivables                           203,901,068       199,730,802
Deferred policy acquisition costs                   4,708,200         4,277,430
Prepaid reinsurance premiums                       14,789,328        19,393,546
Deferred income taxes                               7,687,895         5,811,741
Property, improvements and equipment, net           2,157,222         2,341,021
Other assets                                        8,226,850         6,547,403
                                                 ------------      ------------
    Total assets                                 $702,666,406      $730,320,494
                                                 ============      ============

                       LIABILITIES & SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses       $389,167,746      $401,584,146
Reserve for unearned premiums                      40,167,809        46,878,550
Ceded reinsurance payable                          19,172,357        23,795,992
Notes payable                                      14,958,413        17,458,413
Other liabilities                                   8,416,398        11,454,977
Dividends payable                                     969,605           968,549
                                                 ------------      ------------
    Total liabilities                             472,852,328       502,140,627
                                                 ------------      ------------

Common stock                                       15,017,892        15,017,892
Paid-in capital                                    27,896,907        28,029,410
Accumulated other comprehensive income             14,423,584        19,436,591
Retained earnings                                 214,695,601       208,198,204
                                                 ------------      ------------
                                                  272,033,984       270,682,097
Treasury stock, at cost, 5,321,840 and
    5,332,400 shares                              (42,219,906)      (42,502,230)
                                                 ------------      ------------

    Total shareholders' equity                    229,814,078       228,179,867
                                                 ------------      ------------
    Total liabilities and shareholders' equity   $702,666,406      $730,320,494
                                                 ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                   Six months ended
                                                                        June 30,
                                                                   1999         1998
                                                                   ----         ----
Revenues:

Net premiums earned                                           $26,297,810   $52,810,800
Net investment income                                           9,311,579    10,478,373
Realized investment gains                                       6,463,698     6,937,630
Commission and other income                                       306,240       723,893
                                                              -----------   -----------
         Total revenues                                        42,379,327    70,950,696
                                                              -----------   -----------
Expenses:

Losses and loss adjustment expenses incurred                   15,862,723    39,749,740
Policy acquisition expenses                                     5,376,623     5,462,701
General and administrative expenses                            10,371,714    11,351,202
Interest expense                                                  598,686       731,362
                                                              -----------   -----------
         Total expenses                                        32,209,746    57,295,005
                                                              -----------   -----------
Income before income taxes                                     10,169,581    13,655,691
                                                              -----------   -----------
Income taxes:
     Current                                                      988,639     3,081,546
     Deferred                                                     745,391        22,892
                                                              -----------   -----------
         Total income taxes                                     1,734,030     3,104,438
                                                              -----------   -----------
     Net income                                               $ 8,435,551   $10,551,253
                                                              ===========   ===========
Weighted average shares of common stock outstanding-basic       9,694,768     9,673,130

     Basic earnings per share                                 $       .87   $      1.09
                                                              ===========   ===========
Weighted average shares of common stock outstanding-diluted     9,694,768     9,702,965
     Diluted earnings per share                               $       .87   $      1.09
                                                              ===========   ===========
     Dividends declared per share                             $       .20   $       .20
                                                              ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                    Three months ended
                                                                          June 30,
                                                                   1999            1998
                                                                   ----            ----
Revenues:

Net premiums earned                                           $ 12,755,669    $ 25,309,308
Net investment income                                            4,619,157       5,094,010
Realized investment gains                                        1,969,631       3,207,066
Commission and other income                                        253,280         383,111
                                                              ------------    ------------
         Total revenues                                         19,597,737      33,993,495
                                                              ------------    ------------
Expenses:

Losses and loss adjustment expenses incurred                     8,363,676      18,870,085
Policy acquisition expenses                                      2,630,060       2,588,587
General and administrative expenses                              4,626,156       5,477,940
Interest expense                                                   309,093         353,551
                                                              ------------    ------------
         Total expenses                                         15,928,985      27,290,163
                                                              ------------    ------------
Income before income taxes                                       3,668,752       6,703,332
                                                              ------------    ------------
Income taxes:
     Current                                                      (168,716)      1,374,158
     Deferred                                                      553,992         154,396
                                                              ------------    ------------
         Total income taxes                                        385,276       1,528,554
                                                              ------------    ------------
     Net income                                               $  3,283,476    $  5,174,778
                                                              ============    ============
Weighted average shares of common stock outstanding-basic        9,693,499       9,677,114

     Basic earnings per share                                 $        .34    $        .53
                                                              ============    ============
Weighted average shares of common stock outstanding-diluted      9,693,499       9,707,742

     Diluted earnings per share                               $        .34    $        .53
                                                              ============    ============
     Dividends declared per share                             $        .10    $        .10
                                                              ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                              Six months ended
                                                                   June 30,
                                                              1999          1998
                                                              ----          ----
Cash flows from operating activities:
     Net income                                         $  8,435,551    $ 10,551,253
                                                        ------------    ------------
Adjustments to reconcile net income to
net cash (used in ) provided by operating activities:
     Provision for deferred taxes                            745,391          22,892
     Realized investment gains                            (6,463,698)     (6,937,630)
     Net bond amortization                                 1,169,256       1,080,306
     Depreciation and other, net                             326,893         309,730
Changes in:
     Premiums and other receivables                        3,179,813       7,327,409
     Reinsurance receivables                              (4,170,266)     (9,793,890)
     Ceded reinsurance payable                            (4,623,635)    (10,154,556)
     Accrued investment income                               293,003         142,732
     Deferred policy acquisition costs                      (430,770)        815,692
     Prepaid reinsurance premiums                          4,604,218       7,761,333
     Other assets                                         (1,679,447)       (777,322)
     Unpaid losses and loss adjustment expenses          (12,416,400)     15,880,772
     Reserve for unearned premiums                        (6,710,741)    (10,536,469)
     Other liabilities                                    (3,038,579)      3,192,275
     Other                                                  (144,422)         33,090
                                                        ------------    ------------
         Total adjustments                               (29,359,384)     (1,633,636)
                                                        ------------    ------------
Net cash (used in) provided by operating activities      (20,923,833)      8,917,617
                                                        ------------    ------------
Cash flows from investing activities:
     Fixed maturities acquired                           (36,157,918)    (47,651,361)
     Equity securities acquired                          (29,412,646)    (24,790,478)
     Net sale (purchase) of short-term investments         7,003,732     (23,721,827)
     Fixed maturities matured                             16,146,577      16,417,078
     Fixed maturities sold                                35,193,375      50,747,197
     Equity securities sold                               32,878,536      25,307,468
     Acquisition of property & equipment, net               (143,094)       (559,643)
                                                        ------------    ------------
Net cash provided by (used in) investing activities       25,508,562      (4,251,566)
                                                        ------------    ------------
Cash flows from financing activities:
     Proceeds from stock issuance                               --           458,127
     Cash dividends paid to stockholders                  (1,937,098)     (1,933,371)
     Net sale (repurchase) of common stock                   149,821         (20,573)
     Proceeds from borrowings                                   --         5,000,000
     Loan principal repayments                            (2,500,000)     (7,500,000)
                                                        ------------    ------------
Net cash used in financing activities                     (4,287,277)     (3,995,817)
                                                        ------------    ------------
Net increase  in cash                                        297,452         670,234
Cash at beginning of period                                1,583,390       1,042,310
                                                        ------------    ------------
Cash at end of period                                   $  1,880,842    $  1,712,544
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

     The financial information by segment is as follows:

                                            (in thousands)
                                           Six months ended
                                           ----------------
                                June 30, 1999          June 30, 1998
                            --------------------   ---------------------
                                         Income                  Income
     Segments:              Revenues     (Loss)    Revenues      (Loss)

Ocean marine(a)             $ 22,791   $  1,703    $ 37,146    $  2,354
Aviation                       1,900     (4,297)      4,249      (3,042)
Other liability                1,676       (678)     12,219        (658)
Inland marine                    159       (186)       (368)       (178)
                            --------   --------    --------    --------
Subtotal                      26,526     (3,458)     53,246      (1,524)

Other income                      77         77         289         289
Net investment income          9,312      9,312      10,478      10,478
Realized investment gains      6,464      6,464       6,938       6,938
     Corporate expenses         --       (1,626)       --        (1,795)
     Interest expense           --         (599)       --          (731)
     Income taxes               --       (1,734)       --        (3,104)
                            --------   --------    --------    --------
     Total                  $ 42,379   $  8,436    $ 70,951    $ 10,551
                            ========   ========    ========    ========

(a) 1999 and 1998 include revenues of approximately $3,486 and $14,105 , respectively, and income (loss) of $(1,179) and $(828), respectively, from the Company's Syndicate 1265.

                                  NYMAGIC, INC.

                   Notes to Consolidated Financial Statements

                                                   (in thousands)
                                                 Three months ended
                                        June 30, 1999          June 30, 1998
                                     -------------------    --------------------
                                                 Income                 Income
     Segments:                       Revenues    (Loss)     Revenues    (Loss)
                                     --------    -------    --------    -------
Ocean marine(a)                       $11,371    $   972     $11,131    $   391
Aviation                                  806     (2,013)      3,024       (537)
Other liability                           667       (407)     11,340       (356)
Inland marine                             140        (36)         55        234
                                      -------    -------     -------    -------
Subtotal                               12,984     (1,484)     25,550       (268)

Other income                               24         24         143        143
Net investment income                   4,620      4,620       5,094      5,094
Realized investment gains               1,970      1,970       3,207      3,207
     Corporate expenses                  --       (1,153)       --       (1,119)
     Interest expense                    --         (309)       --         (353)
     Income taxes                        --         (385)       --       (1,529)
                                      -------    -------     -------    -------
     Total                            $19,598    $ 3,283     $33,994    $ 5,175
                                      =======    =======     =======    =======

a)  1999  and  1998  include  revenues  of  approximately   $2,351  and  $(154),
respectively, and income (loss) of $(682) and $(50), respectively, from the Company's Syndicate 1265.

3) Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", ("SFAS 130"),was adopted by the Company as of January 1, 1998. SFAS 130 establishes standards for the reporting and presentation of comprehensive income and its components. Comprehensive income encompasses all changes in shareholders' equity, except for those arising from transactions with owners, and includes net income, net unrealized capital gains or losses on securities and foreign currency translation adjustments.

     The Company's comparative comprehensive income disclosure is as follows:

                                                     Six months ended    Three months ended
                                                         June 30,             June 30,
                                                    ------------------   ------------------
                                                      1999       1998      1999       1998
                                                    -------    -------   -------    -------
                                                                (in thousands)

Net income                                          $ 8,436    $10,551   $ 3,283    $ 5,175
Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on securities
  (($7,490), $2,395 and ($3,289), ($1,639) pretax)   (4,869)     1,557    (2,139)    (1,065)
  Foreign currency translation adjustment              (144)        33       (49)      --
                                                    -------    -------   -------    -------
Other comprehensive income (loss)                    (5,013)     1,590    (2,188)    (1,065)
                                                    -------    -------   -------    -------

    Total comprehensive income                      $ 3,423    $12,141   $ 1,095    $ 4,110
                                                    =======    =======   =======    =======

                                  NYMAGIC, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

     Net income for the three months ended June 30, 1999, was $3,283,476, or $.34 per share, compared with $5,174,778, or $.53 per share, for the second quarter of 1998. Net income for the six months ended June 30, 1999, was $8,435,551, or $.87 per share, compared with net income of $10,551,253, or $1.09 per share for the six months ended June 30, 1998. Operating income, which excludes the effects of realized investment gains after taxes, was $2,003,216, or $.21 per share, for the second quarter of 1999, versus $3,090,185, or $.32 per share, for the same period of the prior year. Operating income, was $4,234,147, or $.44 per share, for the six months ended June 30, 1999, compared to $6,041,793, or $.62 per share, for the same period of the prior year.

     For the six months ended June 30, 1999, total revenues and net premiums written were $42,379,327 and $24,191,287, respectively. This compares with total revenues and net premiums written of $70,950,696 and $50,035,667, respectively, in last year's first six months, both of which include approximately $24.8 million relating to two transactions involving the assumption of premiums. The transactions involved a one-time assumption of $14.2 million of ocean marine premiums in the first quarter of 1998 to the Company's Lloyd's of London Syndicate #1265 and $10.6 million of miscellaneous casualty net premiums in the second quarter of 1998 to the Company's domestic insurance company. Excluding these one-time items, total revenues and net written premiums for the six months ended June 30, 1999 decreased 8% and 4%, respectively. Total revenues and net premiums written for the second quarter of 1999 were $19,597,737 and $13,329,238, respectively. This compares with total revenues and net premiums written of $23,430,495 and $14,527,500, respectively, for the second quarter of 1998 after excluding the one-time transfer of miscellaneous casualty business.

     Net premiums earned recorded an overall decrease of 6% and 13% for the six months ended and three months ended 1999, respectively, when compared to the same periods of the prior year, after adjusting for the two transactions involving one-time assumption of premiums in 1998. Decreases were recorded in both the ocean marine and aviation segments as competition remained intense and adversely affected premium rates. Syndicate 1265 also contributed approximately $3.4 million in ocean marine net premiums earned in 1999. The Company maintains an adequate level of reinsurance to protect its exposure to any one loss as the underwriting climate for gross premiums remains soft. In particular, the aviation segment maintains substantial reinsurance to minimize risk and additional increases in the cost of providing this protection further contributed to the decline in premiums in the second quarter of 1999. The other liability line remained flat in 1999 as compared to 1998 due to additional premium development on prior policy year's writings which was offset by competitive pricing.

     Losses and loss adjustment expenses incurred as a percentage of net premiums earned were 65.6% for the three months ended June 30, 1999 as compared to 74.6% for the second quarter of 1998. For the six months ended June 30, 1999, such ratio was 60.3% as compared to 75.3% for the same period of the prior year. The loss ratio for the two assumption of premiums in 1998 was approximately 100% and had the effect of increasing

                                  NYMAGIC, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

this ratio significantly. Absent such business, the loss ratios would have been approximately 56.3% and 53.5% for the second quarter and six months ended June 30 1998, respectively. The Company recorded higher loss ratios in the aviation segment of business in 1999 due to increases in both the frequency and severity of losses. In addition, in 1999, the other liability segment recorded adverse development in prior year losses in the umbrella classes. The Company's core ocean marine segment recorded favorable net loss experience comparable to the prior year's periods.

     Commission and other income for the six months ended June 30, 1999 was $306,240 as compared to $723,893 for the same period of 1998 and was $253,280 for the second quarter of 1999 as compared to $383,111 for the same period of the prior year. Larger amounts of contingent profit commissions from reinsurance transactions in the Company's aviation and ocean marine segments were recorded in 1998.

     Interest expense decreased to $598,686 for the six months ended June 30, 1999 from $731,362 for the same period of the prior year primarily as a result of a decrease in loan principal outstanding.

     Net investment income for the second quarter and six months ended June 30, 1999 decreased by 9% and 11%, respectively, from the level of net investment income achieved in the same periods of 1998. Contributing to the decline were lower investment yields and a reduction in invested assets brought about by the payments of both a large number of aviation losses on a gross basis and reinsurance premiums in 1999.

     Policy acquisition costs as a percentage of net premiums earned for the six months ended June 30, 1999 were 20.4% as compared with 10.3% for the same period of the prior year. The same ratio was 20.6% and 10.2% for the three months ended June 30, 1999 and 1998, respectively. The increase in the ratios is due in large part to the two transactions involving assumptions of premiums in 1998. Absent such business, the ratios would have been approximately 19.4% and 17.6% for the six months and second quarter ended June 30 1998, respectively. Further contributing to the overall increase in 1999 were acquisition costs on business produced from the Company's Syndicate 1265.

     General and administrative expenses decreased by 8.6% in 1999 from the first six months of 1998. The prior year's amounts included certain non-recurring expenses incurred in connection with the assumption of premiums and the formation of the Company's Lloyd's syndicate. In addition, larger expenses were recorded for two employee benefit plans in 1998.

     Realized investment gains of $6,463,698 for the six months ended June 30, 1999 result mainly from the sale of appreciated equity securities in addition to sales resulting from monitoring the Company's overall exposure to equities in compliance with the Company's investment guidelines.

                                  NYMAGIC, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS CONTINUED

     Liquidity and Capital Resources

     Total investments decreased to $415.2 million at June 30, 1999 primarily due to both reductions in unrealized gains on fixed maturities and reductions in the investment portfolio to fund both payments of aviation losses on a gross basis and reinsurance premiums in 1999. These payments contributed to cash flow used in operations in 1999 of $20.9 million. The Company maintains an adequate level of reinsurance in the aviation line to prevent any one loss from significantly affecting net income. However, timing differences between the payment of gross losses by the Company and cash collections received from reinsurers may adversely impact cash flow in any one period.

     The decrease in accumulated other comprehensive income at June 30, 1999 is mainly attributable to decreases in unrealized appreciation of investments, net of deferred income taxes. Interest rate increases in 1999 had the adverse effect of reducing unrealized gains on fixed maturities.

     The Company adheres to investment guidelines as prescribed by the finance committee of the Board of Directors. Such guidelines were conservatively designed to provide the Company with adequate capital protection and sufficient liquidity to meet existing obligations. The Company believes that it has adequate resources to meet its liquidity requirements.

     The Company issued 10,560 shares of common stock held in treasury to members of the Board of Directors as part of the Board's annual compensation program. The Company did not repurchase shares of common stock in 1999.

Other Accounting Matters

     The insurance pools participated in the issuance of umbrella casualty insurance for various Fortune 1000 companies in the period from 1978 to 1983. Depending on the accident year, the insurance pools' maximum net retention per occurrence ranged from $250,000 to $500,000. The Company's effective pool participation on such risks varied from 11% in 1978 to 30% in 1983. At June 30, 1999 and December 31, 1998, the Company's net loss and loss adjustment expense reserves for Asbestos/Pollution policies amounted to $9.2 million and $9.0, respectively. As of June 30, 1999, the Company had approximately 400 policies which had at least one claim relating to Asbestos/Pollution exposures. Net loss and loss adjustment expense payments on Asbestos/Pollution policies amounted to $638,000 and $555,000 for the six month periods ended June 30, 1999 and June 30, 1998, respectively. The Company believes that the uncertainty surrounding Asbestos/Pollution exposures, including issues as to insureds' liabilities, ascertainment of loss

                                  NYMAGIC, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS CONTINUED

date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions, all affect the estimation of ultimate losses. Under such circumstances, it is difficult to determine the ultimate loss for Asbestos/Pollution related claims. Given the uncertainty in this area, losses from Asbestos/Pollution related claims are likely to adversely impact the Company's results from operations in future years and may vary materially from such reserves reported as of June 30, 1999. However, the Company believes that, in the aggregate, the unpaid loss and loss adjustment expense reserves as of June 30, 1999, allow for an adequate provision and that the ultimate resolution of Asbestos/Pollution claims will not have a material adverse impact on the Company's financial position.

Impact of Year 2000

     The following discussion is based on management's best estimates, which were derived using numerous assumptions of future events, including, without limitation, the continuing availability of basic utilities and other resources. There can be no guarantee that these assumptions will prove accurate, and, accordingly, actual results may materially differ from those anticipated.

Readiness and Compliance Plan

The Company separated its Year 2000 compliance plan into three major phases: (1) Information Technology; (2) Compliance by Vendors and Business Relations; and
(3) Potential Underwriting Losses. These three phases are considered the most critical components of the Year 2000 efforts for the Company.

Information Technology

     In 1998, the Company replaced its computer hardware system with a client-server architecture which is Year 2000 compliant. As of June 30, 1999, the Company also successfully upgraded its insurance business operations software to be Year 2000 compliant to function with the client-server's Year 2000 compliant operating system.

     Recently, the Company completed conversions to Year 2000 compliant systems for its remaining software (which includes financial applications for accounts payable, general ledger and other packages).

                                  NYMAGIC, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS CONTINUED

Compliance by Vendors and Business Relations

     In connection with the Company's Year 2000 plan, the Company is in the process of communicating with its various business relationships and vendors to determine the extent of their Year 2000 compliance. In 1998, the Company mailed questionnaires to approximately 300 companies which the Company considers to have an important relationship with the Company. To date, the Company received responses from 267 of such companies who responded that they are in the process of becoming Year 2000 compliant before January 1, 2000. In 1999, the Company selected the 10 largest producers for the Company, which account for approximately 64% of the Company's 1998 gross writings for the domestic insurance companies, and requested additional information to evidence their Year 2000 Compliance. Also, the Company is soliciting the non-responding companies to determine the extent of their compliance. The Company is slightly behind its timetable on this phase of its compliance plan but believes that it will complete analyzing the Year 2000 compliance of its vendors and business relationships by October 1999. In the event that a business relationship does not respond to the Company or does not demonstrate that its own systems are Year 2000 compliant, then such business relationships may need to be terminated which may result in a material adverse effect on the Company's business, assets, prospects, liquidity and financial condition.

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

                                  NYMAGIC, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS CONTINUED

Cost of Year 2000 Compliance

     The Company estimates, based on its evaluations and actions taken to date, that the aggregate cost of its information technology project, including the cost of achieving Year 2000 compliance, will be approximately $1,350,000 of which approximately $1,300,000 has been expended through June 30, 1999. These costs (excluding internal personnel expenses) are comprised of outside consulting service costs for evaluation and upgrade of systems, acquisition costs for new equipment and componentry, and licensing and purchase fees for new and upgraded software. This process has not had a material impact on the status of other internal technology projects.

Contingency Plan; Actual Results May Differ

     The Company is in the process of developing a contingency plan that addresses Year 2000 issues relating to environmental concerns which includes, among other items, telephone and security systems, copiers, electrical availability, etc. In addition, a disaster recovery plan is being formulated to address environmental concerns in the event of any non-compliance. These plans are expected to be completed by December 31, 1999.

     Actual results may differ materially from those anticipated. There can be no assurance that the Company will be immune from underwriting losses arising from Year 2000; and such losses may result in a material and adverse effect on the Company's business, assets, liquidity and financial condition.

Market Risks

     The investment portfolio has exposure to market risks which includes the effect of adverse changes in interest rates, credit quality, equity prices and foreign exchange rates on the portfolio. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Foreign currency risk includes exposure to changes in foreign exchange rates on the market value and interest income of foreign denominated investments. Equity risk includes the potential loss from changes in the fair value of equity securities. Other than the effect of adverse changes in interest rates on the Company's unrealized gain on fixed maturities at June 30, 1999, there have been no material changes to the Company's exposure to market risks in 1999 as compared to those disclosed in the Company's financial statements for the year ended December 31, 1998.

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

     Such statements are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings, cash flows, plans for future operations, common stockholders' equity, investments, capital plans, dividends, plans relating to products or services, plans for Year 2000 compliance, and estimates concerning the effects of litigation or other disputes, as well as assumptions of any of the foregoing and are generally expressed with words such as "believes," "estimates", "expects," "anticipates," "plans," "projects," "forecasts," "goals", "could have," "may have" and similar expressions.

                           PART II - OTHER INFORMATION

ITEM 4 - Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June 8, 1999. The following matters were voted upon by the Company's shareholders:

(1) Directors. The following persons were elected as Class I directors of the Board of Directors, each to hold office for the following three years:

     John R. Anderson
     Robert W. Bailey
     John N. Blackman, Jr.
     Costa N. Kensington
     William A. Thorne
     Bennet Tollefson

     Jonathan Bannett was elected a Class II director of the Board of Directors, to hold office for the following year.

     The following persons were elected as Class III directors of the Board of Directors, each to hold office for the following two years:

     Edward J. Waite, III
     Glenn R. Yanoff

     The following is a list of the other directors whose terms of office as directors continued after the meeting:

     Mark W. Blackman
     Jean H. Goulding
     John Kean, Jr.
     Charles A. Mitchell
     William R. Scarbrough
     Richard T. Soper
     Louise B. Tollefson

(2) Election of Independent Public Accountants. KPMG LLP were elected as the Company's independent public accountants for the current fiscal year of the Company.

                           PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

     Mr. Vincent T. Papa is no longer serving in the capacity of President and Chief Executive Officer of the Company. Management is currently evaluating the financial impact, if any, on the Company of this development.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed for the three months ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NYMAGIC, INC.
                                  (Registrant)

Date: August 13, 1999                                /s/ Robert W. Bailey
                                                 -------------------------------
                                                        Robert W. Bailey
                                                    (Chairman of the Board)

                                                     /s/ Thomas J. Iacopelli
                                                 -------------------------------
                                                        Thomas J. Iacopelli
                                                    (Chief Financial Officer)