Form 10-Q
period 1999-09-30
NYMAGIC INC
filed 1999-11-15
CIK 847431

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                      For Quarter Ended September 30, 1999

                         Commission file number 1-11238

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

     On October 1, 1999 there were 9,686,152 shares of common stock, $1.00 par value outstanding.

                                  NYMAGIC, INC.
                                      INDEX



Part I.     FINANCIAL INFORMATION:                          PAGE NO.

     Consolidated Balance Sheets
        September 30, 1999 and December 31, 1998                 2

     Consolidated Statements of Income
        Nine Months Ended September 30, 1999 and
        September 30, 1998                                       3

     Consolidated Statements of Income
        Three Months Ended September 30, 1999 and
           September 30, 1998                                    4
     Consolidated Statements of Cash Flows
        Nine Months Ended September 30, 1999 and
        September 30, 1998                                       5

     Notes to Consolidated Financial Statements                  6

     Management's Discussion and Analysis of Financial
        Condition and Results of Operations                      8

Part II.    OTHER INFORMATION                                   15

                                  NYMAGIC, INC.
                           CONSOLIDATED BALANCE SHEETS


                                              September 30,       December 31,
                                                    1999               1998
                                                    ----               ----
                              ASSETS                  (unaudited)
Investments:
Fixed maturities available for sale,
   at fair value (amortized cost
   $306,061,901 and $342,583,525)              $305,973,205    $353,403,303
Equity securities at fair value (cost
   $56,210,102 and $54,368,172)                  68,815,748      73,418,473
Short-term investments                           26,808,546      16,200,606
                                              -------------   -------------
   Total investments                            401,597,499     443,022,382
                                               ------------    ------------
Cash                                              1,464,469       1,583,390
Accrued investment income                         4,745,805       6,189,866
Premiums and other receivables, net              43,798,548      41,422,913
Reinsurance receivables                         210,856,767     199,730,802
Deferred policy acquisition costs                 4,615,628       4,277,430
Prepaid reinsurance premiums                     21,017,400      19,393,546
Deferred income taxes                            10,341,493       5,811,741
Property, improvements and equipment, net         2,000,172       2,341,021
Other assets                                      8,039,736       6,547,403
                                            --------------- ---------------
   Total assets                                $708,477,517    $730,320,494
                                               ============    ============

                       LIABILITIES & SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses     $394,057,017    $401,584,146
Reserve for unearned premiums                    50,719,667      46,878,550
Ceded reinsurance payable                        15,232,753      23,795,992
Notes payable                                    13,708,413      17,458,413
Other liabilities                                 8,234,609      11,454,977
Dividends payable                                   968,615         968,549
                                           ----------------     -----------
   Total liabilities                            482,921,074     502,140,627
                                              -------------     -----------

Common stock                                     15,017,892      15,017,892
Paid-in capital                                  27,896,907      28,029,410
Accumulated other comprehensive income            8,156,099      19,436,591
Retained earnings                               216,841,454     208,198,204
                                              -------------   -------------
                                                267,912,352     270,682,097
Treasury stock, at cost, 5,331,740 and
   5,332,400 shares                             (42,355,909)    (42,502,230)
                                           ---------------------------------
   Total shareholders' equity                   225,556,443     228,179,867
                                              -------------   -------------

   Total liabilities and shareholders' equity  $708,477,517    $730,320,494
                                               ============    ============
The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                                                         Nine months ended
                                                         September 30,
                                                      1999            1998
                                                      ----            ----
Revenues:

Net premiums earned                             $42,794,986     $63,605,255
Net investment income                            13,869,435      15,712,648
Realized investment gains                         8,872,368       7,244,240
Commission and other income                         517,125         950,516
                                                    -------     -----------

      Total revenues                             66,053,914      87,512,659
                                               ------------    ------------

Expenses:

Losses and loss adjustment expenses incurred     27,550,500      45,771,922
Policy acquisition expenses                       9,166,152       7,975,969
General and administrative expenses              14,603,560      15,900,733
Interest expense                                    829,844       1,064,038
                                              -------------  --------------

      Total expenses                             52,150,056      70,712,662
                                                -----------      ----------

Income before income taxes                       13,903,858      16,799,997
                                                 ----------      ----------
Income taxes:
   Current                                          818,793       3,769,746
   Deferred                                       1,535,045        (599,795)
                                              -------------   --------------
      Total income taxes                          2,353,838       3,169,951
                                                -----------    ------------

   Net income                                  $ 11,550,020     $13,630,046
                                               ============     ===========

Weighted average shares of common stock
outstanding-basic                                 9,689,247       9,676,749

   Basic earnings per share                   $        1.19   $        1.41
                                              =============   =============

Weighted average shares of common stock
outstanding-diluted                               9,689,247       9,704,296

   Diluted earnings per share                 $        1.19   $        1.40
                                              =============   =============


   Dividends declared per share               $         .30   $         .30
                                              =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                                                       Three months ended
                                                       September 30,
                                                      1999            1998
                                                      ----            ----
Revenues:

Net premiums earned                             $16,497,176     $10,794,455
Net investment income                             4,557,856       5,234,275
Realized investment gains                         2,408,670         306,610
Commission and other income                         210,885         226,623
                                              -------------    ------------

      Total revenues                             23,674,587      16,561,963
                                               ------------    ------------

Expenses:

Losses and loss adjustment expenses incurred     11,687,777       6,022,182
Policy acquisition expenses                       3,789,529       2,513,268
General and administrative expenses               4,231,846       4,549,531
Interest expense                                    231,158         332,676
                                              -------------    ------------

      Total expenses                             19,940,310      13,417,657
                                               ------------      ----------

Income before income taxes                        3,734,277       3,144,306
                                              -------------     -----------
Income taxes:
   Current                                         (169,846)        688,200
   Deferred                                         789,654        (622,687)
                                                -----------     ------------
      Total income taxes                            619,808          65,513
                                                 ----------        --------


   Net income                                  $  3,114,469      $3,078,793
                                               ============      ==========

Weighted average shares of common stock
outstanding-basic                                 9,694,223       9,683,869

   Basic earnings per share                 $           .32   $         .32
                                            ===============   =============

Weighted average shares of common stock
outstanding-diluted                               9,694,223       9,706,841

   Diluted earnings per share               $           .32   $         .32
                                            ===============   =============

   Dividends declared per share             $           .10   $         .10
                                            ===============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                       Nine months ended
                                                       September 30,
                                                      1999            1998
                                                      ----            ----
Cash flows from operating activities:
   Net income                                  $ 11,550,020   $  13,630,046
Adjustments to reconcile net income to
net cash provided by (used in ) operating activities:
   Provision for deferred taxes                   1,535,045        (599,795)
   Realized investment gains                     (8,872,368)     (7,244,240)
   Net bond amortization                          1,729,333       1,630,352
   Depreciation and other, net                      491,810         478,427

Changes in:
   Premiums and other receivables                (2,375,635)     13,451,510
   Reinsurance receivables                      (11,125,965)    (49,422,347)
   Ceded reinsurance payable                     (8,563,239)    (14,525,675)
   Accrued investment income                      1,444,061         910,392
   Deferred policy acquisition costs               (338,198)      1,104,663
   Prepaid reinsurance premiums                  (1,623,854)     11,477,139
   Other assets                                  (1,492,333)     (1,375,083)
   Unpaid losses and loss adjustment expenses    (7,527,129)     45,436,738
   Reserve for unearned premiums                  3,841,117     (16,417,130)
   Other liabilities                             (3,220,368)      2,581,425
   Other                                            (17,295)         95,568
                                                    --------     ------------
      Total adjustments                         (36,115,018)    (12,418,056)
                                                ------------    -------------

Net cash (used in) provided by operating
activities                                      (24,564,998)       1,211,990

Cash flows from investing activities:
   Fixed maturities acquired                    (51,782,945)    (68,036,963)
   Equity securities acquired                   (40,429,204)    (36,636,310)
   Net  purchase of short-term investments      (10,622,257)     (3,213,088)
   Fixed maturities matured                      21,567,879      22,466,653
   Fixed maturities sold                         65,476,183      51,892,323
   Equity securities sold                        47,030,268      39,576,265
   Acquisition of property, improvements           (150,961)       (622,187)
   and equipment, net                          ------------      -----------
Net cash provided by  investing activities       31,088,963       5,426,693
                                               ------------      -----------

Cash flows from financing activities:
   Proceeds from stock issuance                      ------         509,427
   Cash dividends paid to stockholders           (2,906,704)     (2,901,580)
   Net sale (repurchase) of common stock             13,818         (20,573)
   Proceeds from borrowings                          ------       5,000,000
   Loan principal repayments                     (3,750,000)     (8,750,000)
                                               -------------   -------------
Net cash used in financing activities            (6,642,886)     (6,162,726)
                                               -------------   -------------

Net (decrease) increase  in cash                   (118,921)        475,957
Cash at beginning of period                       1,583,390       1,042,310
                                               -------------   -------------
Cash at end of period                           $ 1,464,469     $ 1,518,267
                                                ============   =============

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

   The financial information by segment is as follows:

                                     (in thousands)
                                    Nine months ended
                        September 30, 1999     September 30, 1998
                                    Income             Income
   Segments:              Revenues  (Loss)   Revenues    (Loss)

Ocean marine(a)          $37,625   $2,448   $48,724   $1,932
Aviation                   3,392   (6,363)    2,647   (3,222)
Other liability            1,997   (1,323)   13,130   (1,450)
Inland marine                220     (146)     (314)     671
                             ---     ----      -----     ---
Subtotal                  43,234   (5,384)   64,187   (2,069)

Other income                  79       79       369      369
Net investment income     13,869   13,869    15,713   15,713
Realized investment gains  8,872    8,872     7,244    7,244
   Corporate expenses     ---      (2,702)   ---      (3,393)
   Interest expense       ---        (830)   ---      (1,064)
   Income taxes           ---      (2,354)   ---      (3,170)
                         -------  -------   -------  -------
   Total                 $66,054  $11,550   $87,513  $13,630
                         =======  =======   =======  =======


(a) 1999 and 1998 include revenues of approximately $10,220 and $14,387, respectively, and (loss) of $(1,804) and $(1,348), respectively, from the Company's Syndicate #1265.

                                  NYMAGIC, INC.

                   Notes to Consolidated Financial Statements



                                    (in thousands)
                                  Three months ended
                        September 30, 1999   September 30, 1998
                                    Income             Income
   Segments:              Revenues  (Loss)   Revenues    (Loss)

Ocean marine(a)          $14,834     $744   $11,578    $(423)
Aviation                   1,492   (2,066)   (1,602)    (180)
Other liability              321     (644)      911     (791)
Inland marine                 61       41        54      849
                              --       --        --      ---
Subtotal                  16,708   (1,925)   10,941     (545)

Other income                   1        1        79       79
Net investment income      4,557    4,557     5,235    5,235
Realized investment gains  2,409    2,409       307      307
   Corporate expenses     ---      (1,077)   ---      (1,599)
   Interest expense       ---        (231)   ---        (333)
   Income taxes           ---        (620)   ---         (65)
                         -------   ------   -------   ------
   Total                 $23,675   $3,114   $16,562   $3,079
                         =======   ======   =======   ======

(a)  1999  and  1998  include  revenues  of   approximately   $6,734  and  $282,
respectively, and (loss) of $(625) and $(520), respectively, from the Company's Syndicate 1265.


3)  The Company's comparative comprehensive income disclosure is as follows:

                                          Nine months ended  Three months ended
                                              September 30,      September 30,
                                              1999     1998       1999    1998
                                                       (in thousands)

Net income                                   $11,550  $13,630    $3,114  $3,079
Other comprehensive (loss), net of tax:
Unrealized (losses) on securities
(($17,328),$(577)and($9,838),($2,972)pretax) (11,263)    (375)   (6,394) (1,932)
Foreign currency translation adjustment          (17)      95       127      62
Other comprehensive income (loss)            (11,280)    (280)   (6,267) (1,870)
                                             -------- --------   ------- -------

   Total comprehensive income (loss)            $270  $13,350   $(3,153) $1,209
                                             ======== ========   ======= =======

                                  NYMAGIC, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              Results of Operations

     Net income for the three months ended September 30, 1999, was $3,114,000 or $.32 per share on a diluted basis compared with $3,079,000 or $.32 per share for the third quarter of 1998. Net income for the nine months ended September 30, 1999, was $11,550,000 or $1.19 per share on a diluted basis compared with the nine months ended September 30, 1998, net income of $13,630,000 or $1.40 per share. Operating income, which excludes the effects of realized investment gains after taxes from net income, was $1,549,000, or $.16 per share on a diluted basis, for the third quarter of 1999, versus $2,879,000, or $.30 per share, for the same period of the prior year. Operating income was $5,783,000, or $.60 per share on a diluted basis, for the nine months ended September 30, 1999, compared to $8,921,000, or $.92 per share, for the same period of the prior year.

   For the nine months ended September 30, 1999, total revenues and net premiums earned were $66,054,000 and $42,795,000, respectively. This compares with total revenues and net premiums earned of $87,513,000 and $63,605,000, respectively, in last year's first nine months, both of which include approximately $24.6 million relating to two transactions involving one-time portfolio transfers of premiums. The transactions involved the assumption of ocean marine business by the Company's Lloyd's of London Syndicate #1265 and miscellaneous casualty business by our domestic insurance company. Excluding these one-time items, total revenues and net premiums earned for the nine months ended September 30, 1999 would have increased 5% and 10%, respectively. Total revenues and net premiums earned for the third quarter of 1999 were $23,675,000 and $16,497,000, or increases of 43% and 53%, respectively, when compared with total revenues and net premiums earned of $16,562,000 and $10,794,000 for the third quarter of 1998.


     Ocean marine net premiums earned increased in 1999 by 9%, excluding one-time items, and is largely attributable to business derived from Syndicate #1265. Approximately $10.1 million in net premiums earned was produced by Syndicate #1265 through nine months in 1999. However, competition remained intense in 1999 and adversely affected ocean marine premium rates. Aviation net premiums earned grew 41% year to date as a result of higher reinsurance costs in the prior year resulting from reinstatement costs on several large aviation losses and rate increases obtained in 1999 on accounts with poor loss records. As the underwriting climate for gross premiums remains soft in the aviation and ocean marine segments, the Company maintains an adequate level of reinsurance to protect its exposure to any one loss. The other liability line decreased 22%, excluding one time items, when compared to 1998 due to the effects of competitive pricing as well as a decline in premium production.

   Losses and loss adjustment expenses incurred as a percentage of net premiums earned were 70.8% for the three months ended September 30, 1999 as compared to 55.8% for the third quarter of 1998. For the nine months ended September 30, 1999, such ratio was 64.4% as compared to 72.0% for the same period of the prior year. The loss ratio for the two assumption of premiums in 1998 was approximately 100% and had the effect of increasing this ratio significantly.

                                  NYMAGIC, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     Absent such business, the loss ratio would have been approximately 56.7% for the nine months ended September 30 1998. The Company recorded higher loss ratios in the aviation segment of business in 1999 due to increases in the frequency of losses. In addition, the Company's core ocean marine segment recorded higher loss ratios in 1999, attributable to loss experience produced from our Syndicate #1265.

   Commission and other income for the nine months ended September 30, 1999 was $517,000 as compared to $951,000 for the same period of 1998. Larger amounts of contingent profit commissions from reinsurance transactions in the Company's aviation and ocean marine segments were recorded in 1998.

   Interest expense decreased to $830,000 for the nine months ended September 30, 1999 from $1,064,000 for the same period of the prior year primarily as a result of a decrease in loan principal outstanding.

   Net investment income for the nine months and the third quarter ended September 30, 1999 decreased by 12% and 13%, respectively, from the level of net investment income achieved in the same periods of 1998. Contributing to the decline were lower investment yields and a reduction in invested assets brought about by the payments of both a large number of aviation losses on a gross basis and reinsurance premiums in 1999.

    Policy acquisition expenses as a percentage of net premiums earned for the nine months ended September 30, 1999 were 21.4% as compared with 12.5% for the same period of the prior year. The same ratio was 23.0% and 23.3% for the three months ended September 30, 1999 and 1998, respectively. The increase in the nine-month ratio is due in large part to the two transactions involving assumptions of premiums in 1998. Absent such business, the ratio would have been approximately 20.5% for the nine months ended September 30 1998.

   General and administrative expenses decreased by 8.2% in 1999 from the first nine months of 1998. The prior year's amounts included certain non-recurring expenses incurred in connection with the assumption of premiums and the formation of the Company's Lloyd's syndicate. In addition, larger expenses were recorded for two employee benefit plans in 1998.

   Realized investment gains of $8,872,000 for the nine months ended September 30, 1999 result mainly from the sale of appreciated equity securities in addition to sales resulting from monitoring the Company's overall exposure to equities in accordance with its investment guidelines.

                                  NYMAGIC, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS CONTINUED


   Liquidity and Capital Resources

   Total investments decreased to $401.6 million at September 30, 1999 primarily due to both reductions in unrealized gains on investments and reductions in the investment portfolio to fund both payments of aviation losses on a gross basis and reinsurance premiums in 1999. These payments contributed to cash flow used in operations in 1999 of $24.6 million. The Company maintains an adequate level of reinsurance in the aviation line to prevent any one loss from significantly affecting net income. However, timing differences between the payment of gross losses by the Company and cash collections received from reinsurers may adversely impact cash flow in any one period.

   The decrease in accumulated other comprehensive income at September 30, 1999 is mainly attributable to decreases in unrealized appreciation of investments, net of deferred income taxes, and principally reflects the adverse impact of higher interest rates in 1999 on the market value of the Company's investment portfolio.

     The Company adheres to investment guidelines as prescribed by the finance committee of the Board of Directors. Such guidelines were designed to provide the Company with adequate capital protection and sufficient liquidity to meet existing obligations. The Company believes that it has adequate resources to meet its liquidity requirements.

     The Company issued in 1999, 10,560 shares of common stock held in treasury to members of the Board of Directors as part of the Board's annual compensation program. The Company also repurchased 9,900 shares of common stock in 1999 at a price of $13.69.

Other Matters

   Vincent T. Papa, a former President and Chief Executive Officer of the Company, has filed suit in the New York Supreme Court seeking damages from the Company based upon alleged breaches by the Company of its obligations under an employment agreement with Mr. Papa. The Company intends vigorously to defend itself against said claims and believes it has no further obligations to Mr. Papa.

                                  NYMAGIC, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS CONTINUED




     The insurance pools participated in the issuance of umbrella casualty insurance for various Fortune 1000 companies in the period from 1978 to 1983. Depending on the accident year, the insurance pools' maximum net retention per occurrence ranged from $250,000 to $500,000. The Company's effective pool participation on such risks varied from 11% in 1978 to 30% in 1983. At September 30, 1999 and December 31, 1998, the Company's net loss and loss adjustment expense reserves for Asbestos/Pollution policies amounted to $9.2 million and $9.0, respectively. As of September 30, 1999, the Company had approximately 400 policies which had at least one claim relating to Asbestos/Pollution exposures. Net loss and loss adjustment expense payments on Asbestos/Pollution policies amounted to $766,000 and $650,000 for the nine month periods ended September 30, 1999 and September 30, 1998, respectively. The Company believes that the uncertainty surrounding Asbestos/Pollution exposures, including issues as to insureds' liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions, all affect the estimation of ultimate losses. Under such circumstances, it is difficult to determine the ultimate loss for Asbestos/Pollution related claims. Given the uncertainty in this area, losses from Asbestos/Pollution related claims are likely to adversely impact the Company's results from operations in future years and may vary materially from such reserves reported as of September 30, 1999. However, the Company believes that, in the aggregate, the unpaid loss and loss adjustment expense reserves as of September 30, 1999, allow for an adequate provision and that the ultimate resolution of Asbestos/Pollution claims will not have a material adverse impact on the Company's financial position.

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

Information Technology

      In 1998, the Company replaced its computer hardware system with a client-server architecture which is Year 2000 compliant. In 1999, the Company successfully upgraded its insurance business operations software, as well as its remaining software (which includes financial applications for accounts payable, general ledger and other packages), to be Year 2000 compliant.

                                  NYMAGIC, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS CONTINUED





Compliance by Vendors and Business Relations

      In connection with the Company's Year 2000 plan, the Company communicated with its various business relationships and vendors to determine the extent of their Year 2000 compliance. In 1998, the Company mailed questionnaires to approximately 300 companies which the Company considers to have an important relationship with the Company. To date, substantially all have responded that they are in the process of becoming Year 2000 compliant before January 1, 2000. The non-responding companies represent a few small companies which, in the event such business relationship may need to be terminated, are not expected to have a material adverse effect on the Company's financial condition.

Potential Underwriting Losses

      Property/casualty insurance companies may have an underwriting exposure relating to the Year 2000 phenomenon. Although the Company has not received any claims for coverage from insureds based on losses resulting from Year 2000 issues, there can be no assurance that insureds will be free from losses of this type or that the Company will be free from claims made under the Company's insurance policies. If any claims are made, coverage, if any, will depend on the facts and circumstances of the claim and the provisions of the subject insurance policy. The Company, in certain instances, has been able to include Year 2000 exclusions in its policy forms. Also, the Company is requesting information from certain insureds as to the extent of their Year 2000 compliance. The Company will continue to monitor policies issued throughout the 1999 year as a result of compliance under this phase of its Year 2000 evaluation efforts. At this time, the Company is unable to determine whether the adverse impact and/or extent of underwriting losses, if any, in connection with the foregoing circumstances would be material to the Company.

                                  NYMAGIC, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS CONTINUED



Cost of Year 2000 Compliance

     The Company estimated, based on its evaluations and actions taken so far, that the aggregate cost of its information technology project, including the cost of achieving Year 2000 compliance, will be approximately $1,350,000, of which approximately $1,320,000 has been expended through September 30, 1999. These costs (excluding internal personnel expenses) are comprised of outside consulting service costs for evaluation and upgrade of systems, acquisition costs for new equipment and components, and licensing and purchase fees for new and upgraded software. This process has not had a material impact on the status of other internal technology projects.

Contingency Plan

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


     There can be no assurance that the Company will be immune from both unforeseen Year 2000 business interruptions and underwriting losses arising from Year 2000; and such losses may result in a material and adverse effect on the Company's business, assets, liquidity and financial condition.


Market Risks


      The investment portfolio has exposure to market risks which includes the effect of adverse changes in interest rates, credit quality, equity prices and foreign exchange rates on the portfolio. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Foreign currency risk includes exposure to changes in foreign exchange rates on the market value and interest income of foreign denominated investments. Equity risk includes the potential loss from changes in the fair value of equity securities. Other than the effect of adverse changes in interest rates on the Company's unrealized gain on fixed maturities at September 30, 1999, there have been no material changes to the Company's exposure to market risks in 1999 as compared to those disclosed in the Company's financial statements for the year ended December 31, 1998.

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


      Such statements are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings, cash flows, plans for future operations, common stockholders' equity, investments, capital plans, dividends, plans relating to products or services, plans for Year 2000 compliance, and estimates concerning the effects of litigation or other disputes, as well as assumptions of any of the foregoing and are generally expressed with words such as "believes," "estimates," "expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have" and similar expressions.

                           PART II - OTHER INFORMATION




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits
     No. 27.  Financial Data Schedule

(b)  Reports on Form 8-K
     There were no reports on Form 8-K filed for the three months ended September 30, 1999.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NYMAGIC, INC.
                                  (Registrant)



Date:      November 15, 1999                            /s/ Robert W. Bailey
        ------------------------                      ------------------------
                                                            Robert W. Bailey
                                                        (Chairman of the Board)


                                                      /s/ Thomas J. Iacopelli
                                                    -------------------------
                                                          Thomas J. Iacopelli
                                                      (Chief Financial Officer)