Form 10-K
period 1999-12-31
NYMAGIC INC
filed 2000-03-31
CIK 847431

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                   to
                                      ----------------      ----------------


                         Commission file number 1-11238.

                                  NYMAGIC, INC.

             (Exact name of registrant as specified in its charter)

           New York                                              13-3534162
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

330 Madison Avenue, New York, NY                                   10017
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (212) 551-0600
                                                           --------------
           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class:             Name of each exchange on which registered:
Common Stock, $1.00 par value                   New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant, as of March 1, 2000, was approximately $48,740,688.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 2000, was 9,422,952 shares of common stock, $1.00 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                     Part I

ITEM 1.  BUSINESS.

General
-------

         NYMAGIC, INC., a New York corporation (the "Company" or "NYMAGIC"), is a holding company which owns and operates the following insurance companies, risk bearing entities and insurance underwriters and managers:

         Insurance Companies and Lloyd's Corporate Capital Vehicle:
         ---------------------------------------------------------

         New York Marine And General Insurance Company - ("New York Marine") Gotham Insurance Company - ("Gotham")
         MMO UK, Ltd.
         MMO EU, Ltd.

         Insurance Underwriters and Managers:
         -----------------------------------

         Mutual Marine Office, Inc. - ("MMO")
         Pacific Mutual Marine Office, Inc. - ("PMMO")
         Mutual Marine Office of the Midwest, Inc. - ("Midwest")
         MMO Underwriting Agency, Ltd.


         New York Marine and Gotham each maintains an A.M. Best insurance rating of A.

         The Company specializes in underwriting ocean marine, inland marine, aviation and other liability insurance through insurance pools managed by MMO, PMMO, and Midwest (collectively referred to as "MMO and affiliates") since 1964. In addition to managing the insurance pools, the Company participates in the risks underwritten for the pools through New York Marine and Gotham. All premiums, losses and expenses are pro-rated among pool members in accordance with their pool participation percentages.

         On December  31,  1997,  the  Company  acquired  ownership  of Highgate
Managing Agencies, Ltd. which subsequently was renamed to MMO Underwriting Agency, Ltd. MMO Underwriting Agency Ltd. is a Lloyd's managing agency which commenced underwriting in 1998 for the Company's wholly owned subsidiary MMO UK, Ltd. which is a Lloyd's corporate capital vehicle providing 100% of the capital for Syndicate 1265 (collectively referred to as "Syndicate 1265"). In 1997, The Company formed MMO EU, Ltd. as a holding Company for MMO UK, Ltd.

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

         Such statements are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings, cash flows, plans for future operations, common stockholders' equity, investments, capital plans, dividends, plans relating to products or services, adequacy of Asbestos/Pollution reserves, collectability of receivables from Equitas and estimates concerning the effects of litigation or other disputes, as well as assumptions of any of the foregoing and are generally expressed with words such as "believes," "estimates,"
"expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have" and similar expressions.

The Pools
---------

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

         The Company's participation in the business underwritten for the pools by the Manager has increased over the years and, since January 1, 1997, the Company has had a 100% participation in all lines of business produced by the pools.

         Two former pool members, Utica Mutual Insurance Company ("Utica Mutual") and Arkwright Mutual Insurance Company ("Arkwright") withdrew from the pools and retained liability for their effective pool participation for all loss reserves, including IBNR (incurred but not reported) and unearned premium reserves, incurred on policies effective prior to their withdrawal from the pools.

         The Company is not aware of any uncertainties with respect to any possible defaults by either Arkwright or Utica Mutual with respect to their pool obligations which might impact liquidity or results of operations of the Company.

         Assets and liabilities resulting from the insurance pools are allocated to the members of the insurance pools based upon the pro-rata participation of each member in each pool which is set forth in the management agreement entered into by and between the pool participants and the Managers.

Investment Policy
-----------------

         The Company follows an investment policy which is reviewed quarterly and revised periodically.

         The investment policy for New York Marine as of December 31, 1999 was as follows:

         1. LIQUID FUNDS - MINIMUM 7-1/2% OF INVESTABLE FUNDS. In cash, certificates of deposit, prime bankers acceptances, prime commercial paper, tax-exempts rated Aa3/AA- or MIG 2 or better, tax-exempts rated Aa3 or AA- by one service and unrated by the other, not to exceed $5,000,000 par value in any one institution; obligations of the U.S. Government and its agencies due in one year or less; tax-exempt notes with a split A1/AA- or Aa3/A+ rating not to exceed $500,000 in any one institution.

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

         3.       EQUITY FUNDS

                  A) Equities (including convertible securities) - Not more than 25% of policyholders' surplus, and investment in any one institution not to exceed five percent (5%) of policyholders' surplus at the time of purchase as last reported to the New York State Insurance Department.

                  B) Subsidiaries - New York Marine's investments in subsidiary companies are excluded from the requirements of the New York Marine's Investment Program.

          The investment policy of Gotham is similar to that of New York Marine except that Gotham is limited to $2,000,000 maturity value for its bond investments and $1,000,000 for short-term investments in any one institution for liquid funds.

          The investments of the Company's subsidiaries must also conform to the requirements contained in the New York State Insurance Law and Regulations.

          The Company's investments are monitored by management and the Finance Committee of the Board of Directors. New York Marine's fixed income portfolio is managed by J.P. Morgan Investment Management, Inc. ("JPMIM"). New York Marine's equity portfolio is managed, in part, by JPMIM and, in part, by Groupama Asset Management. Gotham has its fixed income portfolio managed by JPMIM and its equity portfolio managed by Rorer Asset Management. The Company's U.K. operations investments are managed by Aberdeen Asset Managers Ltd. See "Subsidiaries".

          As of December 31, 1999, the Company's fixed maturities and equity securities were invested as follows:

                                     New York Marine   Gotham   Syndicate 1265
                                     ---------------   ------   --------------
                                                   (In thousands)

         Bonds Rated A- or better       $221,611      $69,023      $6,659
            Equities                    $ 52,729      $18,953         -0-


         Segments
         --------

          The Company conducts its business operations and evaluates its overall performance through three main segments: domestic insurance companies, domestic insurance agencies and Syndicate 1265.

          The domestic insurance companies segment, which includes New York Marine and Gotham, underwrite insurance business by accepting risks generally through insurance brokers. The domestic insurance companies engage in business in all 50 states as well as accept business risks in such world-wide regions as Europe, Asia, and Latin America. See "Regulation."

          The domestic insurance agencies segment, which includes MMO, PMMO and Midwest, underwrite all the business for the domestic insurance companies. Revenues from this segment include contingent commissions from reinsurance transactions and intercompany management commissions which are eliminated on a consolidated basis. Expenses include general and administrative expenses.

          Syndicate 1265 segment includes the Company's Lloyd's of London agency and insurance operations. Syndicate 1265 underwrites insurance business by accepting risks generally through insurance brokers under worldwide licenses provided by Lloyd's.

          Business  obtained  through  the  domestic  insurance   companies  and
agencies segments includes the underwriting of ocean marine, inland marine, aircraft and non-marine liability lines of insurance. Ocean marine insurance covers a broad range of classes, including marine hull, primary and excess marine liabilities, drilling rig, marine cargo, war risks and assumed reinsurance. Inland marine insurance includes, among other things, differences in condition ("DIC"), excess property packages, miscellaneous property insurance, inland cargo shipments and assumed reinsurance. DIC insurance covers those perils not included with a fire and extended coverage policy, including burglary, collapse, flood, volcano and earthquake. Aircraft insurance includes hull and engine insurance, liability insurance as well as products liability insurance. Non-marine liability insurance includes, among other things, umbrella (excess casualty) insurance, and excess and surplus line risks written primarily through Gotham.

          Business obtained through Syndicate 1265 includes the underwriting of ocean marine insurance which includes coverage for hull, cargo, energy, war risks, marine liability, and marine excess of loss risks.

          The following tables set forth the pools' gross and net written premiums including business from Syndicate 1265. Insurance premiums written on a calendar year basis may be attributable to various policy years. Therefore, the Company's gross and net written premiums cannot be obtained by multiplying the amounts below by the Company's percentage participation in each year since some of the calendar year premiums written may arise from policies incepting in 1996 and prior when the Company had a different participation in the pools. However, the tables below, which set forth calendar year premiums, do reflect the size and mix of business produced by the Managers for the years so indicated.


Gross Premiums Written by
    Line of Business                                                          Year Ended December 31,
-------------------------                                                          -----------------------

                                                         1999                      1998                      1997
                                                         ----                      ----                      ----
                                                                              (In thousands)
Ocean marine  (a) ...............................   $  71,018           60%   $  78,768           60%   $  72,995           59%
Inland marine ...................................         739           --        1,321            1%       1,117            1%
Aircraft ........................................      44,571           38%      36,594           28%      45,853           37%
Other liability .................................       2,084            2%       3,176            2%       3,897            3%
Other ...........................................           6           --       12,337            9%         207           --
                                                    ---------    ---------    ---------    ---------    ---------    ---------
Total ...........................................   $ 118,418          100%   $ 132,196          100%   $ 124,069          100%

Net Premiums Written by
    Line of Business                                                          Year Ended December 31,
-----------------------                                                       -----------------------

                                                         1999                      1998                      1997
                                                         ----                      ----                      ----
                                                                              (In thousands)
Ocean marine  (b) ...............................   $  49,176           87%   $  58,800           82%   $  49,666           79%
Inland marine ...................................         255           --         (355)          --         (217)          --
Aircraft ........................................       5,114            9%         (55)          --        9,568           15%
Other liability .................................       2,046            4%       2,977            4%       3,864            6%
Other ...........................................         (25)          --       10,587           14%         207           --
                                                    ---------    ---------    ---------    ---------    ---------    ---------
Total ...........................................   $  56,566          100%   $  71,954          100%   $  63,088          100%


(a) Includes gross premiums written from Syndicate 1265 of $23,273 and $17,817 for 1999 and 1998, respectively.

(b) Includes net premiums written from Syndicate 1265 of $17,365 and $16,832 for 1999 and 1998, respectively.

Reinsurance Ceded
-----------------

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

         Generally, the Managers place reinsurance with companies which have an A.M. Best rating of A- or greater or which have sufficient financial strength, in management's opinion, to warrant being used for reinsurance protections. The Managers also examine financial statements of reinsurers and review such statements for profitability, reasonable leverage and adequate surplus. In addition, the Company, through the pools, withholds funds and may obtain letters of credit under reinsurance treaties. The Company continues to monitor the financial status of all reinsurers on an annual basis, as well as the timely receipt of cash, to assess the ability of reinsurers to pay reinsurance claims.

          The Company, through the pools, attempts to limit its exposure from losses on any one occurrence through the use of various excess of loss, quota share and facultative reinsurance arrangements and to minimize the risk of default by a reinsurer by reinsuring risks with many different reinsurers. The Company utilizes many separate reinsurance treaties each year with a range of 8 to 20 reinsurers participating on each treaty. Many reinsurers participate on multiple treaties. The Company utilizes quota share reinsurance treaties in which the reinsurers participate on a set proportional basis in both the premiums and losses. Additionally, the Company utilizes excess of loss reinsurance treaties in which the reinsurers, in exchange for a minimum premium, subject to upward adjustment based upon premium volume, agree to pay for that part of each loss in excess of an agreed upon amount. The Company's retention of exposure, net of these treaties, varies between its different classes of business and from year to year, depending on several factors including the pricing environment on both the direct and ceded book of business and the availability of reinsurance. In general, reinsurance is obtained for each line of business when necessary to reduce the Company's exposure to a maximum of $2 million for any one insured on any one occurrence. The Company can and does, from time to time, carry a maximum exposure in excess of $2 million for any one insured on any one occurrence. Such instances, when they occur, generally reflect a business decision regarding the cost of further reductions in the Company's exposure and/or the availability of reinsurance. In 2000, the Company's net retention in its aviation line of business may, in certain instances, increase to $3 million per occurrence. The Company is currently evaluating and negotiating reinsurance proposals to lower the aviation net retention. However, no assurance can be given as to the ultimate outcome of such negotiations.

         The Company attempts to limit its exposure from catastrophes through the purchase of general excess of loss reinsurance which provides coverage in the event that multiple insureds incur losses arising from the same occurrence. These coverages require the Company to pay a minimum premium, subject to upward adjustment based upon premium volume. The treaties, which extend in general for a twelve month period, obligate the reinsurers to pay for the portion of the Company's aggregate losses (net of specific reinsurance) which fall within each treaty's layer or exposure. The Company's retention on any one occurrence, after it obtains the benefit of its excess of loss reinsurance, has not exceeded $2 million during the past three years. In the event of a loss, the Company may incur additional reinstatement premium charges for its excess of loss reinsurance, to the extent that such treaties incur a portion of the loss and in an amount not greater than the original cost of the reinsurance. Every effort is made to purchase sufficient reinsurance coverage to protect the Company against the cumulative impact of several losses arising from a single occurrence, but there is no guarantee that such limits will prove sufficient.

         The Company reinsures risks with several domestic and foreign reinsurers as well as syndicates including Lloyd's of London ("Lloyd's"). The Company's consolidated domestic insurance companies' largest reinsurers, on a statutory basis as of December 31, 1999, were Arkwright, Lloyd's and Utica Mutual, with aggregate net recoverables of $42 million, $23 million and $16 million, respectively. The 1999 A.M. Best ratings for Arkwright and Utica Mutual are each A. Lloyd's maintains a trust fund which was established for the benefit of all United States ceding companies. For the three most recent years for which Lloyd's has reported results, 1996, 1995 and 1994, Lloyd's reported gains for each of those years. The Company has not experienced difficulties in collecting amounts due from Lloyd's and the timing of cash receipts has not materially affected the Company's liquidity. However, given the uncertainty surrounding the sufficiency of assets in Equitas to meet its ultimate obligations, there is a reasonable possibility that the Company's collection efforts relating to its Lloyd's recoverables might be adversely affected in the future. At December 31, 1999, the Company's net exposure to reinsurers, other than Arkwright, Lloyd's and Utica Mutual, was approximately $153 million, including amounts recoverable for paid losses, outstanding losses, IBNR and unearned premium reserves. This amount is recoverable collectively from approximately 830 reinsurers or syndicates, no single one of which was liable to the Company for an unsecured amount in excess of approximately $5.8 million.

Reserves
--------

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

         The insurance pools participated in the issuance of umbrella casualty insurance for various Fortune 1000 companies in the period from 1978 to 1983. Depending on the accident year, the insurance pools' maximum retention per occurrence ranged from $250,000 to $500,000. The Company's effective pool participation on such risks varied from 11% in 1978 to 30% in 1983. At December 31, 1999 and 1998, the Company's gross, ceded and net loss and loss adjustment expense reserves for Asbestos/Pollution policies amounted to $27.8 million, $18.1 million and $9.7 million, and $24.3 million, $15.3 million and $9.0 million, respectively. As of December 31, 1999, the Company had approximately 355 policies which had at least one claim relating to Asbestos/Pollution exposures. The Company believes that the uncertainty surrounding Asbestos/Pollution exposures, including issues as to insureds' liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions, all affect the estimation of ultimate losses. Under such circumstances, it is difficult to determine the ultimate loss for Asbestos/Pollution related claims. Given the uncertainty in this area, losses from Asbestos/Pollution related claims may develop adversely. However, the Company believes that, in aggregate, the net unpaid loss and loss adjustment expense reserves as of December 31, 1999, allow for an adequate provision and that the ultimate resolution of the Asbestos/Pollution claims will not have a material impact on the Company's financial position.

         The following table sets forth NYMAGIC's net case reserve experience for Asbestos/Pollution policies for each of the past three years:


                                                                   1999       1998       1997
                                                                 -------    -------    -------
                                                                         (In thousands)
Asbestos

Case reserves at beginning of period .........................   $   802    $ 1,067    $ 1,103
Incurred loss and loss adjustment expenses ...................       986        (27)        52
Payments .....................................................      (194)      (238)       (88)
                                                                 -------    -------    -------
Case reserves at end of period ...............................   $ 1,594    $   802    $ 1,067
                                                                 =======    =======    =======


                                                                   1999       1998       1997
                                                                 -------    -------    -------

                                                                         (In thousands)
Pollution

Case reserves at beginning of period .........................   $ 1,155    $ 1,417    $ 2,323
Incurred loss and loss adjustment expenses ...................       503        351       (486)
Payments .....................................................      (615)      (613)      (420)
                                                                 -------    -------    -------
Case reserves at end of period ...............................   $ 1,043    $ 1,155    $ 1,417
                                                                 =======    =======    =======

         The following table sets forth NYMAGIC's net loss and loss adjustment expense experience for Asbestos/Pollution policies for each of the past three years:


                                                                   1999        1998        1997
                                                                 --------    --------    --------
                                                                          (In thousands)

Asbestos/Pollution

Unpaid loss and loss adjustment expenses
 (Including IBNR) at beginning of period .....................   $  9,017    $  9,029    $  8,500
Incurred loss and loss adjustment expenses ...................      1,489         839       1,037
Payments .....................................................       (809)       (851)       (508)
                                                                 --------    --------    --------
Unpaid loss and loss adjustment expenses
 (Including IBNR) at end of period ...........................   $  9,697    $  9,017    $  9,029
                                                                 ========    ========    ========

         The loss and loss adjustment payments related to the Company's Asbestos/Pollution exposures have not been material in relation to the Company's total loss and loss adjustment expense payments as shown in the table below:


                                                                   1999        1998       1997
                                                                 --------    --------   --------
                                                                         (In thousands)

Total loss and loss adjustment expense
 payments for the year ended December 31, ....................   $ 53,379    $ 58,983    $ 55,483
Asbestos/Pollution loss and loss adjustment expense
 payments for the year ended December 31, ....................        809         851         508



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

         The following table shows changes in reserves in subsequent years from the prior loss estimates based upon experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of losses for individual years. A redundancy means the original estimate of the Company's consolidated liability was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate.

         The first line of the table presents, for each of the last ten years, the estimated liability for net unpaid losses and loss adjustment expenses at the end of the year, including IBNR losses. The first section of the table shows, by year, the cumulative amounts of net losses and loss adjustment expenses paid as of the end of each succeeding year, expressed as a percentage of the estimated liability for such amounts.

         The second section sets forth the re-estimates in later years of net incurred losses, including net payments, as a percentage of the estimate for the years indicated. The net cumulative redundancy represents as of December 31, 1999, the aggregate change in the estimates over all prior years. The redundancies have been reflected in income over the periods shown.


                                                                     Year Ended December 31,
                            --------------------------------------------------------------------------------------------------------
                            1989      1990      1991      1992      1993      1994      1995      1996      1997      1998      1999
                            ----      ----      ----      ----      ----      ----      ----      ----      ----      ----      ----
                                                                     (Dollars in thousands)

Estimated Liability
for Net Unpaid Losses
and Loss Adjustment
Expenses                 138,920   156,533   170,744   203,735   208,366   212,377   229,916   227,370   222,335   213,589   196,865



Cumulative Amount of
Net Liability Paid
As a Percentage of
Estimate Through:

      1  Year Later          17%       18%       19%       20%       22%       20%       20%       17%       19%       20%
      2  Years Later         32%       36%       37%       37%       37%       34%       32%       30%       32%
      3  Years Later         46%       49%       52%       48%       49%       44%       42%       42%
      4  Years Later         57%       62%       61%       58%       57%       53%       51%
      5  Years Later         66%       69%       69%       64%       64%       62%
      6  Years Later         72%       75%       74%       70%       71%
      7  Years Later         75%       78%       78%       76%
      8  Years Later         77%       81%       84%
      9  Years Later         79%       85%
     10  Years Later         82%


Net Liability Reestimated
including Cumulative
Net Paid Losses and
Loss Adjustment Expenses
As a Percentage of
Estimate As of:

      1  Year Later          96%      100%       99%       99%       99%       97%       94%       90%       91%       94%
      2  Years Later         98%      100%       99%       97%       96%       95%       87%       87%       87%
      3  Years Later         96%       98%       99%       95%       95%       91%       86%       85%
      4  Years Later         94%       98%       97%       95%       93%       91%       86%
      5  Years Later         91%       96%       98%       94%       94%       92%
      6  Years Later         90%       96%       96%       95%       95%
      7  Years Later         91%       95%       97%       96%
      8  Years Later         90%       97%       99%
      9  Years Later         92%       98%
     10  Years Later         93%


Net Cumulative Redundancy  9,082     2,766     2,316     8,396    10,424    16,383    32,327    33,657    28,257    12,183





Gross Unpaid Losses and Loss Adjustment Expenses                 407,321  $435,072  $417,795  $411,837  $388,402  $401,584  $425,469
Reinsurance Recoverable on Unpaid Losses and Loss                198,955   222,695   187,879   184,467   166,067   187,995   228,604
  Adjustment Expenses
Reserve Re-estimated Gross                                       382,155   404,954   392,348   366,149   393,044   426,369
Reserve Re-estimated Reinsurance Recoverable                     188,331   212,722   193,401   160,653   190,175   224,963
Gross Cumulative Redundancy (Deficiency)                          25,166    30,118    25,447    45,688    -4,643   -24,785

         The Company makes no specific provision for inflation in connection with reserve estimates, but does each year consider the adjustment of outstanding case reserves and current inflationary indices in determining the adequacy of the overall loss reserve. The Company monitors historical loss payments to determine the sufficiency of this provision.

         The following table provides a reconciliation of the consolidated liability for losses and loss adjustment expenses at the beginning and end of 1999, 1998 and 1997:


                                                                 Year ended December 31,

                                                                1999       1998       1997
                                                             --------   --------   --------
                                                                     (In thousands)
Net liability for losses and loss adjustment
  expenses at beginning of year ..........................   $213,589   $222,335   $227,370
                                                             --------   --------   --------
Provision for losses and loss adjustment
  expenses occurring in current year .....................     48,838     69,703     72,322
Decrease in estimated losses and loss
  adjustment expenses for claims occurring
  in prior years (1) .....................................    (12,183)   (19,466)   (21,874)
Deferred income-loss portfolio
  assumption(2) ..........................................        198        275        320
                                                             --------   --------   --------
Total losses and loss adjustment expenses
  incurred ...............................................     36,853     50,512     50,768
                                                             --------   --------   --------
Less:
Losses and loss adjustment expense payments
  for claims occurring during:
      current year .......................................     11,517     17,407     17,029
      prior years ........................................     41,862     41,576     38,454
                                                             --------   --------   --------
                                                               53,379     58,983     55,483
Plus:
Deferred income-loss portfolio assumption(2) .............       (198)      (275)      (320)
                                                             --------   --------   --------
Net liability for losses and loss adjustment
  expenses at year end ...................................    196,865    213,589    222,335
                                                             --------   --------   --------
Ceded unpaid losses and loss adjustment
  expenses ...............................................    228,604    187,995    166,067
                                                             --------   --------   --------
Gross unpaid losses and loss adjustment
  expenses at year end ...................................   $425,469   $401,584   $388,402
                                                             ========   ========   ========

         (1) The adjustment to the consolidated liability for losses and loss adjustment expenses for losses occurring in prior years reflects the net effect of the resolution of losses for other than full reserve value and subsequent readjustments of loss values. The decrease in estimated losses is attributable to the ocean marine and aviation lines of business as a result of favorable payout trends due , in part, to lower retention levels per loss.

         (2) Deferred income-loss portfolio assumption represents the difference between cash received and unpaid loss reserves assumed as a result of the assumption of net pool obligations from two former pool members which was initially capitalized and is being amortized over the payout period of the related losses.

         The principal differences between the consolidated liability for unpaid losses and loss adjustment expenses as reported in the Annual Statement filed with state insurance departments in accordance with statutory accounting principles and the liability based on generally accepted accounting principles shown in the above tables is due to the assumption of loss reserves arising from former participants in the MMO insurance pools, the Company's reserves for Syndicate 1265, reserves for uncollectible reinsurance and unpaid unallocated loss adjustment expenses based upon management commissions payable to the Managers which are eliminated on a consolidated basis. The loss reserves shown in the above tables reflect in each year salvage and subrogation accruals of approximately 1% to 6%. The estimated accrual for salvage and subrogation is based on the line of business and historical salvage and subrogation recovery data. In neither statutory nor generally accepted accounting principles are loss and loss adjustment expense reserves discounted.

         The following table sets forth the reconciliation of the consolidated net liability for losses and loss adjustment expenses based on statutory accounting principles for the domestic insurance companies and based on generally accepted accounting principles as of December 31, 1999, 1998 and 1997:

                                                                                      Year ended December 31,
                                                                                      -----------------------
                                                                                       1999       1998       1997
                                                                                   --------   --------   --------
                                                                                           (In thousands)
Liability for losses and loss adjustment expenses
  reported based on statutory accounting principles ............................   $170,664   $193,680   $217,016
Liability for losses and loss adjustment expenses assumed
  from two former pool members .................................................      4,911      4,529      4,469
 (excludes $3,684, $4,636 and $5,580 at  December 31, 1999,
  1998 and 1997, accounted for in the  statutory liability for losses and loss adjustment expenses)
Syndicate 1265 .................................................................     18,401     13,504         --
Other, net .....................................................................      2,889      1,876        850
                                                                                   --------   --------   --------
Net liability for losses and loss adjustment expenses reported
  based on generally accepted accounting principles ............................    196,865    213,589    222,335
Ceded liability for unpaid losses and loss adjustment expenses .................    228,604    187,995    166,067
                                                                                   --------   --------   --------
Gross liability for unpaid losses and loss adjustment expenses .................   $425,469   $401,584   $388,402
                                                                                   ========   ========   ========


Regulation
----------

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

         The domestic insurance company subsidiaries also file statutory financial statements with each state in the format requested by the National Association of Insurance Commissioners (the "NAIC"). The NAIC provides accounting guidelines for companies to report and provides minimum solvency standards for all companies in the form of risk-based capital requirements. The Company believes that the surplus of each of the insurance companies is above the minimum amount required by the NAIC.

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

         New York Marine and Gotham are subject to examination by the Insurance Department of the State of New York. The insurance companies' most recent examination was for the year ended December 31, 1995. There were no significant adjustments which resulted from that examination.

         Syndicate 1265 operates in a highly regulated environment within the overall Lloyd's market. Lloyd's maintains regulatory departments that review the management and operation of all agencies and syndicates to ensure that business is conducted in accordance with Lloyd's standards. Syndicates are required to maintain trust funds for insurance transactions with strict guidelines on withdrawals from such funds. Annual solvency tests are conducted whereby syndicates must maintain minimum capital requirements in accordance with ratios prescribed by Lloyd's.

         The following table shows, for the periods indicated, the Company's consolidated domestic insurance companies' statutory ratios of net premiums written (gross premiums less premiums ceded) to policyholders' surplus:


                                                            Year Ended December 31,
                                          --------------------------------------------------------
                                              1999        1998        1997        1996        1995
                                          --------    --------    --------    --------    --------
                                                           (Dollars in thousands)

Net premiums written .................    $ 38,741    $ 45,333    $ 62,221    $ 90,513    $ 97,817
Policyholders' surplus ...............     200,899     196,745     181,844     160,929     148,785
                                          --------    --------    --------    --------    --------
Ratio ................................    .19 to 1    .23 to 1    .34 to 1    .56 to 1    .66 to 1


          While there are no statutory requirements applicable to the Company which establish permissible premium to surplus ratios, guidelines established by the National Association of Insurance Commissioners provide that the statutory net premiums written to surplus ratio should be no greater than 3 to 1. The Company is well within those guidelines. Syndicate 1265 maintained a capacity to write approximately a U.S. dollar equivalent of $32.2 million of net premiums written in 1999.

          Policyholders' surplus is not a substitute for the Company's shareholders' equity computed in accordance with Generally Accepted Accounting Principles (GAAP). It excludes the effect on shareholders' equity from dividends declared, accumulated other comprehensive income, common stock, treasury stock, additional paid-in capital and the effect of consolidating all Non-Domestic and Non-Insurance subsidiaries. The definition of policyholders' surplus used by NYMAGIC may differ from definitions of policyholders' surplus used by other public holding companies of property and casualty insurers.

          Net premiums written (gross premiums less premiums ceded) is not a substitute for the Company's net premiums written computed in accordance with GAAP. It excludes the effect on net premiums written of consolidating all Non-Domestic subsidiaries. The definition of net premiums written used by NYMAGIC may differ from definitions of net premiums written used by other public holding companies of property and casualty insurers.

         Statutory ratios of net premiums written (gross premiums less premiums ceded) to policyholders' surplus is not promulgated under GAAP. It includes statutory gross, net and ceded premiums written and policyholders' surplus for the domestic insurance companies only. The definition of net premiums written (gross premiums less premiums ceded) to policyholders' surplus used by NYMAGIC may differ from definitions of net premiums written (gross premiums less premiums ceded) to policyholders' surplus used by other public holding companies of property and casualty insurers.

          The domestic insurance company subsidiaries are limited under New York law in the amount of dividends they can pay to the parent company, NYMAGIC, without prior approval of the Insurance Department of the State of New York.

          NYMAGIC's   principal   source  of  income  is   dividends   from  its
subsidiaries, which is used for payment of operating expenses, including interest expense, loan repayments and payment of dividends to NYMAGIC's shareholders. The maximum amount of dividends that may be paid to NYMAGIC by the domestic insurance company subsidiaries is limited to the lesser of 10% of statutory surplus or 100% of net investment income, as defined under New York insurance law. The maximum amount which could be paid to the Company out of the domestic insurance companies' surplus was approximately $19,630,000 as of December 31, 1999. Dividends can be paid from Syndicate 1265 to the extent solvency margins are maintained and after the closing of a calendar year, which occurs three years following each calendar year.

          Insurance companies are being regulated more strictly by the various states in recent years. Many states have also increased regulation of surplus lines insurance thereby requiring stricter standards for authorization. Several states have established guaranty funds which serve to provide the assured with payments due under policies issued by insurance companies that have become insolvent. Insurance companies that are authorized to write in states are assessed a fee, normally based on direct writings in a particular state, to cover any payments drawn from insolvency funds. New York Marine and Gotham are subject to such assessments in the various states.

Subsidiaries
------------

         NYMAGIC's largest insurance company subsidiary is New York Marine which was formed in 1972. NYMAGIC was formed in 1989 to serve as a holding company for the subsidiary insurance companies. NYMAGIC's other domestic insurance company subsidiary, Gotham, was organized in 1986 as a means of expanding into the excess and surplus lines marketplace. New York Marine and Gotham entered into a Reinsurance Agreement, effective January 1, 1987, under terms of which Gotham will cede 100% of its gross direct writings to New York Marine and assume 15% of New York Marine's total retained business, beginning with the 1987 policy year. Accordingly, for policy year 1987 and subsequent, Gotham's underwriting statistics are similar to New York Marine's. As of December 31, 1999, 75% and 25% of Gotham's common stock is owned by New York Marine and NYMAGIC, respectively.

         Gotham does not assume or cede business to or from other insurance companies. As of December 31, 1999, New York Marine had aggregate recoverables due from Gotham of approximately $28 million or 14% of New York Marine's statutory surplus. Gotham had aggregate recoverables due from New York Marine as of December 31, 1999, of approximately $21 million or 34% of Gotham's statutory surplus.

         New York Marine's and Gotham's combined net income on a GAAP basis represented substantially all of the consolidated net income of the Company for each of the years ended December 31, 1999, 1998 and 1997.

         MMO was acquired in 1991 and was formed in 1964 to underwrite a book of ocean marine insurance. MMO's activities expanded over the years and it now underwrites a book of ocean marine, inland marine, aviation and other liability insurance.

         On December 31, 1997, the Company acquired ownership of Highgate Managing Agencies, Ltd. and subsequently changed its name to MMO Underwriting Agency, Ltd. MMO Underwriting Agency Ltd. is a Lloyd's managing agency which commenced underwriting in 1998 for the Company's wholly owned subsidiary MMO UK, Ltd. which is a Lloyd's corporate capital vehicle providing 100% of the capital for Syndicate 1265.

         Midwest was acquired in 1991 and was formed in 1978 to underwrite a varied book of business located in the Midwest region.

         PMMO was acquired in 1991 and was formed in 1975 to underwrite a varied book of business in the West Coast region.

Competition
-----------

         The insurance industry is highly competitive and the companies, both domestic and foreign, against which the Company competes are often larger with greater capital resources than the Company and the pools. The principal methods of competition are pricing and responsiveness to the individual insured's coverage requirements. The competitive nature of the business intensified through 1999 as rates softened in the aviation and ocean marine lines. Competition remains intense as a result of excess capacity in the casualty market.

         The Company believes it can successfully compete against other companies in the insurance market due to its philosophy of underwriting quality insurance, its reputation as a conservative well-capitalized insurer and its willingness to forego unprofitable business.

Employees
---------

         The Company currently employs approximately 108 persons, of whom 24 are insurance underwriters.

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

         The Company's principal executive offices are approximately 37,000 sq. ft. in size and are located in New York City. The lease for the Company's principal executive offices expires December 30, 2003. The minimum annual rent under the lease is $1,184,000 from 2000 until the expiration of the lease. The lease included an initial cash payment by the lessor to the Company of $1,853,000 of which the benefit was deferred and is being amortized over the lease term.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not currently involved in any legal proceedings other than litigation all of which, collectively, is not expected to have a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company did not submit any matters to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

         The Company's  common stock trades on the New York Stock Exchange (NYSE
Symbol: NYM). The following table sets forth high and low closing prices for the periods indicated as reported on the New York Stock Exchange Composite Tape.



                                           1999                      1998
                                         --------                  --------

                                    High          Low          High         Low
                                    ----          ---          ----         ---

First Quarter ...........       $   20.63    $   13.00    $   30.06    $   24.38

Second Quarter ..........           17.50        12.19        34.25        27.00

Third Quarter ...........           16.00        13.00        28.63        21.75

Fourth Quarter ..........           15.00        12.75        25.25        19.75


         As of March 1, 2000, there were 89 shareholders of record. However, management believes there are in excess of 2,500 beneficial owners of NYMAGIC's common stock.

Dividend Policy
---------------

         A cash dividend of ten (10) cents per share was declared and paid to shareholders of record in March, June, September, and December 1999 and 1998. For a description of restrictions on the ability of the Company's insurance subsidiaries to transfer funds to the Company in the form of dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Business- Regulation."

ITEM 6. SELECTED FINANCIAL DATA.


OPERATING DATA                                          Year Ended December 31,
                                      --------------------------------------------------------
                                          1999        1998        1997        1996        1995
                                      --------    --------    --------    --------    --------
                                               (In thousands, except per share amounts)
Revenues:

Net premiums earned ..............    $ 56,155    $ 76,023    $ 87,537    $ 97,036    $103,461
Net investment income ............      18,642      20,803      21,325      21,270      21,659
Commission income ................       1,956         591       1,439       1,981       3,438
Realized investment gains, net....      12,504       8,615      10,425       4,589       4,111
Other income .....................         237         396         293         690         661
                                      --------    --------    --------    --------    --------

Total revenues ...................    $ 89,494    $106,428    $121,019    $125,566    $133,330
                                      --------    --------    --------    --------    --------


                                                                             Year Ended December 31,
                                                          ----------------------------------------------------------
                                                               1999        1998         1997        1996        1995
                                                          ---------   ---------    ---------   ---------   ---------
                                                                    (In thousands, except per share amounts)
Expenses:
Losses and loss adjustment
  expenses incurred ...................................   $  36,853   $  50,512    $  50,768   $  59,359   $  69,716
Policy acquisition expenses ...........................      11,077      10,107       16,583      18,828      21,017
General and administrative
  expenses ............................................      19,327      21,531       16,763      16,168      16,236
Interest expense ......................................       1,058       1,374        1,450       1,035         438
                                                          ---------   ---------    ---------   ---------   ---------

Total expenses ........................................   $  68,315   $  83,524    $  85,564   $  95,390   $ 107,407
                                                          ---------   ---------    ---------   ---------   ---------


Income before income taxes ............................      21,179      22,904       35,455      30,176      25,923
                                                          ---------   ---------    ---------   ---------   ---------
Income taxes
  Current......................................               3,189       5,250        8,962       7,495       5,393
  Deferred ............................................       1,577        (869)         125          56         410
                                                          ---------   ---------    ---------   ---------   ---------
Total income taxes ....................................       4,766       4,381        9,087       7,551       5,803
                                                          ---------   ---------    ---------   ---------   ---------

Net income ............................................   $  16,413   $  18,523    $  26,368   $  22,625   $  20,120
                                                          =========   =========    =========   =========   =========

BASIC EARNINGS PER SHARE(1):

Weighted average shares
  outstanding .........................................       9,687       9,679        9,849      10,499      11,299
Basic earnings per share ..............................   $    1.69   $    1.91    $    2.68   $    2.15   $    1.78
                                                          =========   =========    =========   =========   =========

DILUTED EARNINGS PER SHARE(1):

Weighted average shares

  outstanding .........................................       9,687       9,705        9,872      10,524      11,341
Diluted earnings per share ............................   $    1.69   $    1.91    $    2.67   $    2.15   $    1.77
                                                          =========   =========    =========   =========   =========

Dividends declared per share ..........................   $     .40   $     .40    $     .40   $     .40   $     .40
                                                          =========   =========    =========   =========   =========

BALANCE SHEET DATA:

                                                                                  December 31,
                                                          ----------------------------------------------------------
                                                              1999        1998         1997        1996        1995
                                                          ---------   ---------    ---------   ---------   ---------
                                                                                 (In thousands)
Total investments .....................................   $ 396,710   $ 443,022    $ 438,591   $ 409,209   $ 403,306
Total assets ..........................................     764,304     730,320      707,903     714,949     722,250
Unpaid losses and loss
  adjustment  expenses ................................     425,469     401,584      388,402     411,837     417,795
Notes payable .........................................      12,458      17,458       22,458      20,438      12,727
Total shareholders' equity ............................   $ 231,142   $ 228,180    $ 206,519   $ 188,852   $ 182,717


         For a description of factors that materially affect the comparability of the information reflected in the Selected Financial Data, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(1) Earnings per share data prior to 1997 have been restated as required under Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Results of Operations
         ---------------------

         The Company's results of operations are derived from its three main segments which include the domestic insurance companies, the domestic agencies and Syndicate 1265. The Company's domestic insurance companies participate in pools of insurance covering ocean marine, inland marine, aircraft and non-marine liability insurance managed by MMO and affiliates. Effective January 1, 1997, the Company's participation in the pools increased to 100%. Syndicate 1265 underwrites a book of ocean marine insurance. The following represents the Company's net premiums written and net premiums earned for each of the past three years.


NYMAGIC Net Premiums Written
    by Line of Business                                                Year Ended December 31,
    -------------------                       ---------------------------------------------------------------------
                                                         1999                   1998                   1997
                                                       --------               --------               --------
                                                                           (In thousands)
Ocean marine (a) ..........................   $ 48,564           87%   $ 59,231          81%   $ 48,658         78%
Inland marine .............................        153           --        (350)         --         146         --
Aircraft ..................................      5,319            9%         82          --       9,354         15%
Other liability ...........................      2,064            4%      2,969           4%      3,856          6%
Other .....................................          6           --      10,796          15%        207          1%
                                              --------     --------    --------    --------    --------   --------
Total .....................................   $ 56,106          100%   $ 72,728         100%   $ 62,221        100%
                                              ========     ========    ========    ========    ========   ========

NYMAGIC Net Premiums Earned
    by Line of Business                                                Year Ended December 31,
    -------------------                       ---------------------------------------------------------------------
                                                         1999                   1998                   1997
                                                       --------               --------               --------
                                                                           (In thousands)
Ocean marine (b) ..........................   $ 48,159           86%   $ 60,219          79%   $ 49,984         57%
Inland marine .............................        182         --          (393)       --           443          1%
Aircraft ..................................      5,310            9%      2,005           3%     32,566         37%
Other liability ...........................      2,529            5%      3,393           4%      4,328          5%
Other .....................................        (25)        --        10,799          14%        216       --
                                              --------     --------    --------    --------    --------   --------
Total .....................................   $ 56,155          100%   $ 76,023         100%   $ 87,537        100%
                                              ========     ========    ========    ========    ========   ========


(a) Includes net premiums written from Syndicate 1265 of $17,365 and $16,832 for 1999 and 1998, respectively.

(b) Includes net premiums earned from Syndicate 1265 of $13,614 and $14,832 for 1999 and 1998, respectively.



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

1999 as Compared to 1998
------------------------

          Net income for the year ended December 31, 1999, was $16,413,000 or $1.69 per diluted share compared with the year ended December 31, 1998, net income of $18,523,000 or $1.91 per diluted share. Operating income, which excludes the effects of realized investment gains after taxes, was $8,286,000, or $.86 per share, for the year ended December 31, 1999, versus $12,924,000, or $1.33 per share, for the prior year.

         For the year ended December 31, 1999, net premiums earned were $56,155,000 as compared with $76,023,000 for 1998. The 1998 amount included approximately $24.7 million relating to two transactions involving assumptions of ocean marine and casualty business. Excluding these one-time items, net premiums earned for the year ended December 31, 1999 would have increased 9%.

         Ocean marine net premiums earned increased in 1999 by 5%, excluding one-time items, and is largely attributable to business derived from the Syndicate 1265 segment. Approximately $13.6 million in net premiums earned, mostly ocean marine hull, was produced by Syndicate 1265 in 1999, its first full year of operations, when compared to $700,000, excluding one-time items, in 1998. Net premiums earned from the domestic insurance companies segment were down 24% as competition generally remained intense in 1999 and adversely affected ocean marine premium rates as well as premium renewals. The outlook for 2000 indicates that pricing pressures will remain as the over capacity within this market still exists. Syndicate 1265 will also continue to write at a cautious pace.

          Aviation gross premium written grew 22% in 1999 to $44.6 million as a result of rate increases obtained in 1999 on accounts with poor loss records as well as increases in overall line size per account. As the underwriting climate for gross premiums has remained soft for several years in the aviation line, the Company maintained an adequate level of reinsurance to protect its exposure to any one loss. As a result, after excess of loss and quota share reinsurance, the Company's net writings amounted to $5.3 million in 1999. The Company expects premiums to increase in 2000 due in part to the trend in premium rates which occurred in the latter half of 1999.

          The other liability line decreased 26% in 1999, excluding one-time items, when compared to 1998 due to the effects of competitive pricing as well as a decline in premium production. The Company expects the casualty market to remain competitive in 2000 with premiums likely to decline further.

          Losses and loss adjustment expenses incurred as a percentage of net premiums earned were 65.6% for the year ended December 31, 1999, as compared to 56.6%, excluding one time items, for the same period of the prior year. The domestic insurance subsidiaries recorded higher loss ratios in the aviation line of business in 1999 due to increases in both the frequency and severity of losses. In addition, the Company's ocean marine line recorded higher loss ratios in 1999, primarily attributable to the loss experience produced from our Syndicate 1265 segment. Syndicate 1265 experienced a relatively high frequency of marine hull claims in 1999.

         Commission and other income increased substantially in 1999 when compared to 1998 and reflected larger profit commissions on the reinsurance of our ocean marine and aviation lines from our domestic insurance agency segment.

         Interest expense decreased to $1,058,000 for the year ended December 31, 1999 from $1,373,000 for the prior year primarily as a result of a decrease in loan principal outstanding.

         Net investment income for the year ended December 31, 1999 decreased by 10% from the level of net investment income achieved in 1998. Contributing to the decline were lower overall investment yields and a reduction in invested assets brought about by the payments of a large number of losses on a gross basis in the aviation and umbrella lines of business.

         Policy acquisition expenses as a percentage of net premiums earned for the year ended December 31, 1999 were 19.7% as compared with 13.3% for the prior year. The increase in the ratio is due in large part to the two transactions involving assumptions of premiums in 1998. Absent such business, the ratio would have been approximately 19.7% for the year ended December 31 1998.

         General and administrative expenses decreased by 10.2% in 1999 from 1998. The prior year's amounts included certain non-recurring expenses incurred in connection with the assumption of premiums and the formation of Syndicate 1265. In addition, larger expenses were recorded for two employee benefit plans in 1998 within the domestic insurance agencies.

         Realized investment gains of $12,504,000 for the year ended December 31, 1999 result in large part from the sale of appreciated equity securities. In addition, sales resulted from monitoring the Company's overall exposure to equity securities to be in accordance with its investment guidelines.

         Total investments decreased to $396.7 million at December 31, 1999 primarily due to reductions in unrealized gains on investments as a result of rising interest rates and reductions in the investment portfolio to fund payments of aviation and umbrella losses on a gross basis. These payments contributed to cash flow used in operations in 1999 of $33.6 million. The Company maintains an adequate level of reinsurance to prevent any one loss from significantly affecting net income. However, timing differences between the payment of gross losses by the Company and cash collections received from reinsurers may adversely impact cash flow in any one period.

         Reinsurance receivables increased by 28% to $255.8 million as of December 31, 1999. Increases in gross severity losses in the aviation, umbrella and ocean marine lines, of which substantial amounts were ceded under various reinsurance agreements, accounted for the increase.

         Accumulated other comprehensive income decreased to $9.9 million from $19.4 million in 1998 and principally reflects the adverse impact of higher interest rates in 1999 on the Company's market value of its fixed income portfolio.

1998 as Compared to 1997
------------------------

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

         The Company's net premiums earned decreased to $76.0 million in 1998 as compared to $87.5 million in 1997. Premiums earned in 1998 reflected very competitive markets across all lines of business, premiums from Syndicate 1265 and the effects of two transactions involving the assumption of premiums.

         Ocean marine earned premiums increased by 20% in 1998 compared to 1997. The increase resulted from a reinsurance transaction involving a one-time assumption of approximately $14.2 million of premiums that emanated from Syndicate 1265, which commenced operations in 1998. Syndicate 1265 contributed an additional $3.6 million in gross direct ocean marine writings in 1998. The domestic insurance companies reported a 9% decrease in earned premiums as competition remained intense and adversely affected premium rates.

         Collectively, other liability and other premiums earned were $14.0 million in 1998 compared to $4.3 million in 1997. The increase resulted from the second reinsurance transaction in 1998 that included a one-time assumption of approximately $10.5 million of miscellaneous casualty net premiums. Excluding the effect of this transaction, premiums earned would have decreased approximately 22% in 1998 primarily as a result of the soft casualty market which led to a decline in premium production.

         The aviation line of business was most affected by the competitive market, with gross writings down by 20%, and coupled with the purchase of additional reinsurance protection resulted in premiums earned decreasing to $2.0 million in 1998 compared with $32.6 million in 1997. Obtaining additional reinsurance protection is consistent with the Company's strategy of minimizing risk and preserving capital as the underwriting climate for gross premiums remained soft in 1998. In addition, large aviation gross losses resulted in additional reinsurance reinstatement costs of approximately $3.7 million that further contributed to the decline in premiums.

         Inland marine gross premium writings increased 15% to $1.3 million in 1998 due in large part to writing policies that are ancillary to its ocean marine risks. Earned premiums were negative due to reinsurance costs for catastrophe protection, reinstatement costs, and quota share reinsurance which collectively amounted to approximately $1.6 million.

         Losses and loss adjustment expenses incurred as a percentage of net premiums earned were 66.4% for the year ended December 31, 1998 as compared to 58.0% for the prior year.

         The ocean marine loss ratio for Syndicate 1265's assumption of premiums in 1998 was approximately 94% and had the effect of increasing the overall loss ratio significantly. Absent such business, the ocean marine loss ratio would have been approximately 54% as compared to 57% for the prior year. The domestic insurance companies recorded favorable net loss experience in the Company's core ocean marine line largely due to lower retention levels per loss.

         The other liability loss ratio increased to 96% from 91% in 1997. The assumption of miscellaneous net casualty premiums in 1998 was subsequently commuted in the fourth quarter of 1998 at a loss ratio of 77%. Excluding this business, the loss ratio would have been approximately 152%. Adverse development from prior year losses contributed to the increase.

         An improvement in the frequency of losses and favorable net loss development contributed to a lower loss ratio in the aviation line in 1998.

         Policy acquisition costs as a percentage of net premiums earned for the year ended December 31, 1998 were 13.3% as compared with 18.9% for the prior year. The reduction in the ratio is due to the two transactions involving an assumption of premiums in 1998. Excluding the effect of such business, the ratio would have been approximately 19.7% for 1998. This ratio approximates the ocean marine line of business ratio as those premiums represent a larger percentage of total premiums in 1998 than in 1997.

         Net investment income in 1998 decreased by 2% to $20.8 million from $21.3 million in 1997 as a result of a decrease in investment yield in the Company's fixed maturity portfolio caused by additional purchases of tax-exempt securities and lower overall interest rates. Although investment yield was lower in 1998, Syndicate 1265's operations contributed to a larger average invested asset base in 1998.

         Commission income in 1998 was $591,448 as compared to $1,438,606 for 1997. The prior year included larger profit commissions from reinsurance transactions in the aviation and ocean marine lines of business.

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

         The Company's effective tax rate for 1998 was 19.1% as compared to 25.6% for 1997. Taxable income was greater in 1997 as a result of larger underwriting profits and realized investment gains. The decrease in the effective rate was also due to increased tax-exempt income as a percentage of pre-tax income in 1998.

Liquidity and Capital Resources
-------------------------------

         The Company monitors cash and short-term investments in order to have an adequate level of funds available to satisfy claims and expenses as they become due. As of December 31, 1999, the Company's assets included approximately $28.8 million in cash and short-term investments. The primary sources of the Company's liquidity are funds generated from insurance premiums, investment income and maturing or liquidating investments.

         Historically, cash flows provided by operating activities were used in investing and financing activities. In 1997 cash inflows increased as premium rates were higher in the ocean marine and aviation lines. Cash flows were used in operating activities in 1999 and 1998 as further declines in premium rates, increases in ceded reinsurance premium costs and increases in gross severity claims negatively affected cash flows from operations. The Company's maturing book of casualty business also adversely affected cash flows.

         Investing and financing activities occurred as a result of utilizing the Company's revolving credit agreement and unsecured credit facility. Additional borrowings of approximately $5,000,000 and $9,520,000 were made in 1998 and 1997, respectively, to assist in the payment of gross losses of the Company and to repurchase the Company's Common Stock. Repayments under the Company's existing loan were made at $1,250,000 per quarter through December 31, 1999 and borrowings under the unsecured credit facility were fully repaid after collecting recoverables due from reinsurers on such losses.

         In 1998, the Company entered into an interest rate swap agreement (the "agreement") with a bank for purposes of hedging its interest rate risk on its existing bank loan. The agreement requires the Company to pay interest to the bank at a rate of 6.50% on the original notional amount outstanding of $22,500,000, which is subsequently adjusted quarterly by notional reductions of $1,250,000. The bank is required to pay the Company, on the same notional amounts outstanding, an amount equal to the three month US Dollar London Interbank Offered Rate plus .65% which is reset on a quarterly basis. Interest expense recorded under the agreement was $91,462 in 1999 and $44,719 in 1998.

         The Company adheres to investment guidelines set by the Finance Committee of the Board of Directors. The investment guidelines are conservatively designed to provide the Company with adequate capital growth and sufficient liquidity to meet existing obligations. Such guidelines consider many factors including anticipated tax position and regulatory requirements.

         The Company maintains a large position in investments of bonds from various states and municipalities. Such securities receive favorable tax treatment under existing tax laws. The investment position is monitored regularly, and as a result, the Company has reduced its investment in such securities after consideration of the alternative minimum tax.

         Under the Common Stock Repurchase Plan, the Company may purchase up to $55,000,000 of the Company's issued and outstanding shares of common stock on the open market. As of December 31, 1999, the Company had repurchased a total of 2,124,082 shares of common stock at a total cost of approximately $38,560,659 at market prices ranging from $13.69 to $28.81 per share.

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

Other matters
-------------

         In 1999, Vincent T. Papa, a former President and Chief Executive Officer of the Company, filed suit in the New York Supreme Court seeking damages from the Company based upon alleged breaches by the Company of its obligations under an employment agreement with Mr. Papa. The Company intends vigorously to defend itself against such claims and believes it has no further obligations to Mr. Papa.

Effect of recent accounting pronouncements
------------------------------------------

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133") was issued by the Financial Accounting Standards Board ("FASB") in June 1998. SFAS 133 requires derivatives to be recorded on the balance sheet at fair value. Derivatives not considered as hedges must be recorded at fair value with adjustments recorded in the income statement. For derivatives that qualify as a hedge, changes in the fair value of the derivative are offset against changes in the fair value of the hedged assets or liabilities and are recognized in the income statement or in other comprehensive income depending on the nature of the hedge. SFAS 133 is effective for years beginning after June 15, 1999.

         Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", ("SFAS 137") was issued by the FASB in June 1999. SFAS 137 defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000.

         The Company uses derivatives, in the form of an interest rate swap, for hedging purposes as part of its interest rate management. The Company has not yet determined the effect of SFAS 133 on its financial statements.

         The Company adopted AICPA Statement of Position 97-3, "Accounting by Insurance and other Enterprises for Insurance-Related Assessments," ("SOP 97-3") effective January 1, 1999. This statement provides guidance for reporting guaranty fund and other insurance related assessments. The adoption of SOP 97-3 did not have a material impact on the Company's results of operations or financial condition.

         The Company adopted AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP 98-1") effective January 1, 1999. SOP 98-1 provides standards for capitalizing certain internal costs incurred to develop software used internally. The adoption of SOP 98-1 did not have a material impact on the Company's results of operations or financial condition.

Inflation
---------

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

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk includes the potential for future losses due to reasonably possible changes in the fair value of financial instruments which relates mainly to the Company's investment portfolio. Those risks associated with the investment portfolio include the effects of exposure to adverse changes in interest rates, credit quality, equity prices and foreign exchange rates.

         The largest market risk to the Company relates to interest rate risk. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. This risk is considered when developing benchmarks for evaluating the Company's portfolio. Such benchmarks also consider the overall duration of the Company's loss reserves. Through the matching of cash flows from future maturing investments and the ultimate payout pattern of loss reserves, the Company believes it can minimize the effect of interest rate risk.

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


                                          Future cash flows of expected principal amounts
                                          -----------------------------------------------
                                                       (Dollars in millions)
                                                                                    Total    Total
                                                                          There-  Amortized  Fair
Fixed maturities                  2000    2001    2002    2003    2004    after      Cost    Value
----------------                  ----    ----    ----    ----    ----    ------     ----    -----

Tax-exempt ...................    $ 11    $ 10    $ 13    $ 27    $ 13    $ 80      $154      $153
         Average interest rate     6.5%    5.8%    5.6%    5.9%    5.6%    6.3%       --        --

Taxables .....................     --       28       2       7      40      70       147       144
         Average interest rate     --      6.4%    5.6%    5.6%    6.5%    7.2%       --        --
                                  ----    ----    ----    ----    ----    ----      ----      ----

Total ........................    $ 11    $ 38    $ 15    $ 34    $ 53    $150      $301      $297


         Credit quality risk includes the risk of default by issuers of debt securities. The Company's investment guidelines are conservatively designed and prevent the investment in securities below an A rating. Overall, the Company has maintained fixed maturities with an average credit quality rating of AA as of December 31, 1999. The Company's exposure to credit risk is considered minimal.

         Foreign currency risk includes exposure to changes in foreign exchange rates on the market value and interest income of foreign denominated investments. Syndicate 1265 operations maintain investments in British Pounds Sterling with a US equivalent of $1.0 million to the extent business is derived from transactions in such currency. The investment of cash flows from business written in Pounds Sterling in securities of the same foreign currency, should ultimately mitigate the risk associated with changes in foreign exchange rates with respect to British Pounds Sterling.

         Equity risk includes the potential loss from changes in the fair value of equity securities. The Company's equity securities are traded on major stock exchanges and are highly liquid. The investment in such securities are limited by the Company's investment guidelines to 25% of statutory surplus in order to minimize the impact of large changes in the stock market on its surplus.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


                  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The  information  required by this Item is  incorporated  by  reference
herein  from  NYMAGIC's   Proxy   Statement  for  the  2000  Annual  Meeting  of
Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION.

         The  information  required by this Item is  incorporated  by  reference
herein  from  NYMAGIC's   Proxy   Statement  for  the  2000  Annual  Meeting  of
Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT.

         The  information  required by this Item is  incorporated  by  reference
herein  from  NYMAGIC's   Proxy   Statement  for  the  2000  Annual  Meeting  of
Shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The  information  required by this Item is  incorporated  by  reference
herein  from  NYMAGIC's   Proxy   Statement  for  the  2000  Annual  Meeting  of
Shareholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      1.       Financial Statements
                           --------------------

                           The list of financial statements appears in the accompanying index on page 29.

                  2.       Financial Statement Schedules
                           -----------------------------

                           The list of financial statement schedules appears in the accompanying index on page 29.

                  3.       Exhibits
                           --------


                  3.1. Charter. (Incorporated by reference to Exhibit 3-1 to the Registrant's Registration Statement No. 33-27665.)

                  3.3.     Amended and Restated By-laws.

                  4.0.     Specimen      Certificate     of     common     stock
(Incorporated    by   reference   to Exhibit 4 to the  Registrant's Registration
Statement No. 33-27665.)

         10.2. Restated Management Agreement dated as of January 1, 1986, by and among Mutual Marine Office, Inc. and Arkwright-Boston Manufacturers Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report Form 1O-K for the fiscal year ended December 31, 1986 (Commission File No. 1-11238).)

         10.2.2. Amendment to Restated Management Agreement, dated as of December 30, 1988, and among Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.2.2. of the Registrant's Report on Form 8-K dated January 6, 1989 (Commission File No. 1-11238).)

         10.2.3. Amendment to Restated Management Agreement, dated as of December 31, 1990, and among Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.2.3. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11238).)

         10.4. Restated Management Agreement dated as of January 1, 1986, by and among Mutual Inland Marine Office, Inc. and Arkwright-Boston Manufacturers Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 1-11238).)

         10.4.2. Amendment to Restated Management Agreement, dated as of December 30, 1988, and among Mutual Inland Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty
Insurance Company (Incorporated by reference to Exhibit 10.4.2 of the Registrant's Report on Form 8-K, dated January 6, 1989 (Commission File No. 1-11238).)

         10.4.3. Amendment to Restated Management Agreement, dated as of December 31, 1990, by and among Mutual Inland Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.4.3. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11238).)

         10.6. Restated Management Agreement dated as of January 1, 1986, by and among Mutual Marine Office of the Midwest, Inc. and Arkwright-Boston Manufacturers Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 1-11238).)

         10.6.2. Amendment to Restated Management Agreement dated as of December 30, 1988, by and among Mutual Marine Office of the Midwest, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty
Insurance Company. (Incorporated by reference to Exhibit 10.6.2 of the Registrant's Report on Form 8-K, dated January 6, 1989 (Commission File No. 1-11238).)

         10.6.3. Amendment to Restated Management Agreement dated as of December 31, 1990, by and among Mutual Marine Office of the Midwest, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.6.3. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11238).)

         10.8. Restated Management Agreement dated as of January 1, 1986, by and among Pacific Mutual Marine Office, Inc. and Arkwright-Boston Manufacturers
Mutual Insurance Company, Lumber Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 1-11238).)

         10.8.2. Amendment to Restated Management Agreement dated as of December 30, 1988, by and among Pacific Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Lumber Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.8.2 of the Registrant's Report on Form 8-K, dated January 6, 1989 (Commission File No. 1-11238).)

         10.8.3. Amendment to Restated Management Agreement dated as of December 31, 1990, by and among Pacific Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.8.3. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11238).)

         10.9 1991 Option Plan (Incorporated by reference to the Registrant's Proxy Statement for its 1991 Annual Meeting of Shareholders (Commission File No. 1-11238).)

         10.10 Form of Indemnification Agreement.

         10.11 1999 NYMAGIC, INC. Phantom Stock Plan.

         21. Subsidiaries of the Registrant.

         23. Consent of KPMG LLP.

         27. Financial Data Schedule.

         (b)      Reports on Form 8-K
                  -------------------

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               NYMAGIC, INC.
                                               (Registrant)



                                               By: /s/ ROBERT W. BAILEY
                                                  -----------------------------
                                                  Robert W. Bailey
                                                  Chief Executive Officer


                                               Date: March 30, 2000
                                                     -----------------



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Name                             Title                     Date
----                             -----                     ----

/s/ JOHN R. ANDERSON             Director                  March 30, 2000
-------------------------
John R. Anderson


/s/ ROBERT W. BAILEY             Director, Chief           March 30, 2000
-------------------------        Executive Officer
Robert W. Bailey                 and Chairman


/s/ JONATHAN S. BANNETT          Director                  March 30, 2000
-------------------------
Jonathan S. Bannett


/s/ JOHN N. BLACKMAN, JR.        Director                  March 30, 2000
-------------------------
John N. Blackman, Jr.


/s/ MARK W. BLACKMAN             Director                  March 30, 2000
-------------------------
Mark W. Blackman


/s/ JEAN H. GOULDING             Director                  March 30, 2000
-------------------------
Jean H. Goulding

Name                             Title                     Date
----                             -----                     ----

/s/ JOHN KEAN, JR.               Director                  March 30, 2000
-------------------------
John Kean, Jr.


/s/ COSTA N. KENSINGTON          Director                  March 30, 2000
-------------------------
Costa N. Kensington


/s/ CHARLES A. MITCHELL          Director                  March 30, 2000
-------------------------
Charles A. Mitchell


/s/ WILLIAM R. SCARBROUGH        Director                  March 30, 2000
-------------------------
William R. Scarbrough


/s/ WILLIAM A. THORNE            Director                  March 30, 2000
-------------------------
William A. Thorne


/s/ BENNETT H. TOLLEFSON         Director                  March 30, 2000
-------------------------
Bennett H. Tollefson


/s/ LOUISE B. TOLLEFSON          Director                  March 30, 2000
-------------------------
Louise B. Tollefson


/s/ EDWARD J. WAITE III          Director                  March 30, 2000
-------------------------
Edward J. Waite III


/s/ GLENN R. YANOFF              Director                  March 30, 2000
-------------------------
Glenn R. Yanoff


/s/ THOMAS J. IACOPELLI          Principal Accounting      March 30, 2000
-------------------------        Officer and Chief
Thomas J. Iacopelli              Financial Officer

                                  NYMAGIC, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     Independent Auditors' Report.......................................     30

     Consolidated Balance Sheets........................................     31

     Consolidated Statements of Income..................................     32

     Consolidated Statements of Shareholders' Equity....................     33

     Consolidated Statements of Cash Flows..............................     34

     Notes to Consolidated Financial Statements.........................     35

     Financial Statement Schedule II....................................     53

     Financial Statement Schedule V.....................................     55

     Financial Statement Schedule VI....................................     56

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors and Shareholders
NYMAGIC, INC.:

     We have audited the accompanying consolidated balance sheets of NYMAGIC, INC. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NYMAGIC, INC. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                            /s/ KPMG LLP
                            KPMG LLP
New York, New York
February 15, 2000


                                  NYMAGIC, INC
                           CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,
                                                                               ------------------------------
                                                                                    1999             1998
                                                                               -------------    -------------

                                     ASSETS
Investments:
Fixed maturities available for sale at fair value
   (amortized cost $300,687,622 and $342,583,525) ...........................  $ 297,293,353    $ 353,403,303
Equity securities at fair value
   (cost $52,922,679 and $54,368,172) .......................................     71,681,895       73,418,473
Short-term investments ......................................................     27,734,786       16,200,606
                                                                               -------------    -------------
    Total investments........................................................    396,710,034      443,022,382
                                                                               -------------    -------------
Cash.........................................................................      1,016,945        1,583,390
Accrued investment income ...................................................      5,195,227        6,189,866
Premiums and other receivables, net .........................................     56,003,308       41,422,913
Reinsurance receivables .....................................................    255,761,760      199,730,802
Deferred policy acquisition costs..........................................        4,850,587        4,277,430
Prepaid reinsurance premiums.............................................         28,597,355       19,393,546
Deferred income taxes .......................................................      9,311,335        5,811,741
Property, improvements & equipment, net .....................................      1,792,876        2,341,021
Other assets ................................................................      5,064,631        6,547,403
                                                                               -------------    -------------
    Total assets ............................................................  $ 764,304,058    $ 730,320,494
                                                                               =============    =============

                                   LIABILITIES

Unpaid losses and loss adjustment expenses ..................................  $ 425,469,125    $ 401,584,146
Reserve for unearned premiums................................................     56,033,281       46,878,550
Ceded reinsurance payable ...................................................     29,445,275       23,795,992
Notes payable ...............................................................     12,458,413       17,458,413
Other liabilities ...........................................................      8,787,820       11,454,977
Dividends payable ...........................................................        967,785          968,549
                                                                               -------------    -------------
    Total liabilities........................................................    533,161,699      502,140,627
                                                                               -------------    -------------

                              SHAREHOLDERS' EQUITY

Common stock.................................................................     15,017,892       15,017,892
Paid-in capital .............................................................     27,935,907       28,029,410
Accumulated other comprehensive income ......................................      9,931,438       19,436,591
Retained earnings............................................................    220,736,910      208,198,204
                                                                               -------------    -------------
                                                                                 273,622,147      270,682,097
Treasury stock, at cost, 5,340,040 and 5,332,400 shares .....................    (42,479,788)     (42,502,230)
                                                                               -------------    -------------
    Total shareholders' equity ..............................................    231,142,359      228,179,867
                                                                               -------------    -------------

    Total liabilities and shareholders' equity ..............................  $ 764,304,058    $ 730,320,494
                                                                               =============    =============





         The accompanying notes are an integral part of these consolidated financial statements.


                                  NYMAGIC, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                   Year ended December 31,
                                                            -------------------------------------
                                                            1999            1998             1997
                                                            ----            ----             ----
  Revenue:
    Net premiums earned ..........................     $  56,155,156   $  76,022,663    $  87,536,906
    Commission income ............................         1,956,276         591,448        1,438,606
    Net investment income ........................        18,641,619      20,803,433       21,325,065
    Realized investment gains,net ................        12,503,731       8,615,058       10,425,133
    Other income .................................           237,701         395,560          292,918
                                                       -------------   -------------    -------------
      Total revenues .............................        89,494,483     106,428,162      121,018,628
                                                       -------------   -------------    -------------

  Expenses:
    Losses and loss adjustment expenses incurred..        36,853,012      50,512,063       50,768,248
    Policy acquisition expenses ..................        11,077,382      10,107,327       16,582,623
    General and administrative expenses ..........        19,326,472      21,531,287       16,763,699
    Interest expense .............................         1,057,993       1,373,408        1,449,770
                                                       -------------   -------------    -------------
      Total expenses .............................        68,314,859      83,524,085       85,564,340
                                                       -------------   -------------    -------------

  Income before income taxes .....................        21,179,624      22,904,077       35,454,288
                                                       -------------   -------------    -------------
    Income tax provision:
    Current ......................................         3,189,162       5,250,123        8,962,799

    Deferred .....................................         1,577,201        (869,462)         123,749
                                                       -------------   -------------    -------------
      Total income taxes .........................         4,766,363       4,380,661        9,086,548
                                                       -------------   -------------    -------------

    Net income ...................................     $  16,413,261   $  18,523,416    $  26,367,740
                                                       =============    =============   =============


  Weighted average number of shares of
    common stock outstanding-basic ...............         9,687,466       9,678,802        9,848,959
                                                       =============   =============    =============

  Basic earnings per share .......................     $        1.69   $        1.91    $        2.68
                                                       =============   =============    =============

  Weighted average number of shares of
    common stock outstanding-diluted .............         9,687,466       9,705,433        9,871,586
                                                       =============   =============    =============

  Diluted earnings per share .....................     $        1.69   $        1.91    $        2.67
                                                       =============   =============    =============



             The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                   Year ended December 31,
                                                                      -----------------------------------------------
                                                                           1999             1998             1997
                                                                      -------------    -------------    -------------
Retained earnings:
    Balance, beginning of year ....................................   $ 208,198,204    $ 193,547,346    $ 171,089,462
    Net income ....................................................      16,413,261       18,523,416       26,367,740
    Dividends declared ............................................      (3,874,555)      (3,872,558)      (3,909,856)
                                                                      -------------    -------------    -------------
         Balance, end of year......................................     220,736,910      208,198,204      193,547,346
                                                                      =============    =============    =============

Accumulated other comprehensive income:

    Balance, beginning of year ....................................      19,436,591       12,931,785        8,150,910
    Unrealized (loss) gain on securities,
          net of reclassification adjustment ......................      (9,428,336)       6,489,767        4,774,875
    Foreign currency translation adjustments ......................         (76,817)          15,039            6,000
                                                                      -------------    -------------    -------------
    Other comprehensive income (loss) .............................      (9,505,153)       6,504,806        4,780,875
                                                                      -------------    -------------    -------------
         Balance, end of year .....................................       9,931,438       19,436,591       12,931,785
                                                                      =============    =============    =============

Common stock:
    Balance, beginning of year ....................................      15,017,892       14,991,992       14,911,992
    Shares issued .................................................            --             25,900           80,000
                                                                      -------------    -------------    -------------
         Balance, end of year .....................................      15,017,892       15,017,892       14,991,992
                                                                      =============    =============    =============

Paid-in capital:
    Balance, beginning of year.....................................      28,029,410       27,529,877       26,258,259
    Shares issued and other .......................................         (93,503)         499,533        1,271,618
                                                                      -------------    -------------    -------------
         Balance, end of year .....................................      27,935,907       28,029,410       27,529,877
                                                                      =============    =============    =============

Treasury stock, at cost:
    Balance, beginning of year ....................................     (42,502,230)     (42,481,657)     (31,558,897)
    Net repurchase of common stock ................................          22,442          (20,573)     (10,922,760)
                                                                      -------------    -------------    -------------
         Balance, end of year......................................     (42,479,788)     (42,502,230)     (42,481,657)
                                                                      =============    =============    =============

Total Shareholders' Equity ........................................   $ 231,142,359    $ 228,179,867    $ 206,519,343
                                                                      =============    =============    =============

Comprehensive income:
    Net income ....................................................      16,413,261       18,523,416       26,367,740
    Other comprehensive income (loss) .............................      (9,505,153)       6,504,806        4,780,875
                                                                      -------------    -------------    -------------
         Comprehensive income......................................       6,908,108    $  25,028,222    $  31,148,615
                                                                      =============    =============    =============


                                                                                     Number of Shares
                                                                                     ----------------
Common stock, par value $1 each:

    Issued, beginning of year .....................................      15,017,892       14,991,992       14,911,992
    Shares Issued .................................................            --             25,900           80,000
                                                                      -------------    -------------    -------------
         Issued, end of year.......................................      15,017,892       15,017,892       14,991,992
                                                                      =============    =============    =============

Common stock, authorized shares,
    par value $1 each .............................................      30,000,000       30,000,000       30,000,000
                                                                      =============    =============    =============

Common stock, shares outstanding ..................................       9,677,852        9,685,492        9,660,306
                                                                      =============    =============    =============

Dividends declared per share.......................................   $         .40    $         .40    $         .40
                                                                      =============    =============    =============


         The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Year ended December 31,
                                                                --------------------------------------
                                                                1999             1998             1997
                                                                ----             ----             ----

     Cash flows from operating activities:

     Net income ......................................     $  16,413,261    $  18,523,416    $  26,367,740
                                                           -------------    -------------    -------------
     Adjustments to reconcile net income to
       net cash (used in) provided by operating
       activities:
       Provision for deferred taxes ..................         1,577,201         (869,462)         123,749
       Realized investment gains .....................       (12,503,731)      (8,615,058)     (10,425,133)
       Net bond amortization .........................         2,136,408        2,220,565        1,895,355
       Depreciation and other, net ...................           699,107          733,950          582,126
     Changes in:
       Premiums and other receivables ................       (14,580,395)        (787,749)      22,404,229
       Reinsurance receivables .......................       (56,030,958)     (24,072,850)      22,330,121
       Ceded reinsurance payable .....................         5,649,283       (3,511,137)       7,553,186
       Accrued investment income .....................           994,639          132,504         (362,173)
       Deferred policy acquisition costs .............          (573,157)       1,290,058        5,336,753
       Prepaid reinsurance premiums ..................        (9,203,809)       5,021,074      (13,852,407)
       Other assets ..................................         1,482,772       (1,677,794)      (1,523,783)
       Unpaid losses and loss adjustment expenses ....        23,884,979       13,182,598      (23,435,433)
       Reserve for unearned premiums .................         9,154,731       (8,309,731)     (11,463,652)
       Foreign currency translation adjustments ......           (76,817)          15,039            6,000
       Other liabilities .............................        (2,667,157)       4,392,882          660,632
                                                           -------------    -------------    -------------
           Total adjustments .........................       (50,056,904)     (20,855,111)        (170,430)
                                                           -------------    -------------    -------------
     Net cash (used in) provided by operating
      activities .....................................       (33,643,643)      (2,331,695)      26,197,310
                                                           -------------    -------------    -------------

     Cash flows from investing activities:

       Fixed maturities acquired .....................      (105,025,752)     (77,604,001)    (205,891,607)
       Equity securities acquired ....................       (60,300,853)     (51,440,490)     (50,578,073)
       Net (purchase) sale of short-term investments..       (11,540,504)       1,890,059          178,516
       Fixed maturities matured ......................        26,005,874       34,682,127       25,059,072
       Fixed maturities sold .........................       118,911,079       51,905,388      167,867,245
       Equity securities sold ........................        74,124,696       52,514,190       49,858,725
       Acquisition of property & equipment, net ......          (150,962)        (709,318)        (840,692)
                                                           -------------    -------------    -------------
     Net cash provided by (used in) investing
      activities .....................................        42,023,578       11,237,955      (14,346,814)
                                                           -------------    -------------    -------------

     Cash flows from financing activities:

       Proceeds from stock issuance and other ........           (93,503)         525,433        1,351,618
       Cash dividends paid to stockholders ...........        (3,875,319)      (3,870,040)      (3,958,130)
       Net repurchase of common stock ................            22,442          (20,573)     (10,922,760)
       Proceeds from borrowings ......................              --          5,000,000        9,520,000
       Loan principal payments .......................        (5,000,000)     (10,000,000)      (7,500,000)
                                                           -------------    -------------    -------------
       Net cash used in financing activities .........        (8,946,380)      (8,365,180)     (11,509,272)
                                                           -------------    -------------    -------------

       Net (decrease) increase in cash ...............          (566,445)         541,080          341,224
         Cash at beginning of year ...................         1,583,390        1,042,310          701,086
                                                           -------------    -------------    -------------
         Cash at end of year .........................     $   1,016,945    $   1,583,390    $   1,042,310
                                                           =============    =============    =============



         The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Nature of Operations
         --------------------

         NYMAGIC, through its subsidiaries, specializes in underwriting ocean marine, inland marine, aviation and other liability insurance through insurance pools managed by Mutual Marine Office, Inc.("MMO"), Pacific Mutual Marine Office, Inc. ("PMMO"), and Mutual Marine Office of the Midwest, Inc.("Midwest"). MMO, located in New York, PMMO located in San Francisco, and Midwest, located in Chicago, manage the insurance pools in which the Company's insurance subsidiaries, New York Marine And General Insurance Company ("New York Marine") and Gotham Insurance Company ("Gotham"), participate. All premiums, losses and expenses are prorated among pool members in accordance with their pool participation percentages. Effective January 1, 1997, the Company increased to 100% its participation in the business produced by the pools.

         On December 31, 1997, the Company acquired 100% of the stock of Highgate Managing Agency, a Lloyd's of London underwriting agent for a nominal amount and renamed the Company MMO Underwriting Agency Ltd ("MMO UA"). The acquisition was accounted for under the purchase method of accounting. In 1997, the Company formed MMO EU Ltd, a holding company, and MMO UK LTD, a Lloyd's of London corporate vehicle for Lloyd's Syndicate #1265. The assets and liabilities and results of operations of MMO EU, MMO UK and MMO UA (collectively referred to as "Syndicate 1265") are included in the consolidated financial statements.

         Basis of Reporting
         ------------------

         The consolidated financial statements have been prepared on the basis of generally accepted accounting principles which differ in certain material respects from the accounting principles prescribed or permitted by state insurance regulatory authorities for the Company's two domestic insurance subsidiaries. The principal differences recorded under generally accepted accounting principles are deferred policy acquisition costs, an allowance for doubtful accounts, deferred income taxes and fixed maturities held for sale are carried at fair value.

         The preparation of financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from those amounts previously estimated.

         Consolidation
         -------------

         The consolidated financial statements include the accounts of the Company, two insurance subsidiaries, New York Marine and Gotham, three agency subsidiaries hereinafter collectively referred to as ("MMO") and the Company's UK operations. Gotham is owned 25% by the Company and 75% by New York Marine. All other subsidiaries are wholly owned by NYMAGIC. All intercompany accounts and transactions have been eliminated in consolidation.

         Investments
         -----------

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

         Realized investment gains and losses (determined on the basis of specific identified cost) also include any declines in value which are considered to be other than temporary. Unrealized appreciation or depreciation of investments, net of related deferred income taxes, is reflected in accumulated other comprehensive income in shareholders' equity.

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

         Derivatives
         -----------

         In 1998, an interest rate agreement was entered into for purposes of hedging interest rate risk on the Company's existing note payable. Cash flows as a result of the hedge are recorded as adjustments to interest expense.

         Premium and policy acquisition cost recognition
         -----------------------------------------------

         Premiums and policy acquisition costs are reflected in income and expense on a monthly pro rata basis over the terms of the respective policies. Accordingly, unearned premium reserves are established for the portion of premiums written applicable to unexpired policies in force, and acquisition costs, consisting mainly of net brokerage commissions, and premium taxes relating to these unearned premiums are deferred to the extent recoverable. The Company has provided an allowance for uncollectible premium receivables of $450,000 and $650,000 as of December 31, 1999 and 1998, respectively. The determination of acquisition costs to be deferred considers historical and current loss and loss adjustment expense experience. Consideration is also given to anticipated investment income in measuring the carrying value of deferred policy acquisition costs.

         Revenue recognition
         -------------------

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

         Reinsurance
         -----------

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

         Depreciation
         ------------

         Property, equipment and leasehold improvements are depreciated using both straight line and accelerated methods over their estimated useful lives.

         Income Taxes
         ------------

         The Company and its subsidiaries file a consolidated Federal tax return. The Company provides deferred income taxes on temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities based upon enacted tax rates. The effect of a change in tax rates is recognized in income in the period of change.

         Fair Values of Financial Instruments
         ------------------------------------

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

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

         Goodwill
         --------

         The excess of purchase price over the fair value of net assets acquired is amortized to income on a straight line basis over five years.

         Foreign currency translation
         ----------------------------

         The assets and liabilities of the Company's UK operations, recorded in Pounds Sterling, are translated to U.S. dollars at exchange rates in effect at the balance sheet date and the resulting adjustments are recorded in accumulated other comprehensive income in shareholders' equity. Revenues and expenses are translated to U.S. dollars using the average exchange rates for the year.

         Incurred losses
         ---------------

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

         Basic and diluted earnings per share
         ------------------------------------

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

         Reclassification
         ----------------

         Certain accounts in the prior year's financial statements have been reclassified to conform to the 1999 presentation.

         Effects of recent accounting pronouncements
         -------------------------------------------

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued by the Financial Accounting Standards Board ("FASB") in June 1998. SFAS 133 requires derivatives to be recorded on the balance sheet at fair value. Derivatives not considered as hedges must be recorded at fair value with adjustments recorded in the income statement. For derivatives that qualify as a hedge, changes in the fair value of the derivative are offset against changes in the fair value of the hedged assets or liabilities and are recognized in the income statement or in other comprehensive income depending on the nature of the hedge. SFAS 133 is effective for years beginning after June 15, 1999.

         Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", ("SFAS 137") was issued by the FASB in June 1999. SFAS 137 defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000.

         The Company uses derivatives, in the form of an interest rate swap, for hedging purposes as part of its interest rate management. The Company has not yet determined the effect of SFAS 133 on its financial statements.

         The Company adopted AICPA Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," ("SOP 97-3") effective January 1, 1999. This statement provides guidance for reporting guaranty fund and other insurance related assessments. The adoption of SOP 97-3 did not have a material impact on the Company's results of operations or financial condition.

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

         The Company adopted AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP 98-1") effective January 1, 1999. SOP 98-1 provides standards for capitalizing certain internal costs incurred to develop software used internally. The adoption of SOP 98-1 did not have a material impact on the Company's results of operations or financial condition.

(2)      INVESTMENTS:

         A summary of investment components at December 31, 1999 consists of the following:


                                                                                               Amount at which
                                                                                     Fair       shown in the
Type of Investment                                                    Cost           Value      balance sheet
------------------                                                    ----           -----      -------------

Fixed maturities available for sale:
  Bonds:
    United States Government and
         government agencies and authorities ..................   $ 88,757,727   $ 86,969,559   $ 86,969,559
    States, municipalities and
         political subdivisions ...............................    153,794,424    153,409,400    153,409,400
    Public utilities ..........................................     12,401,385     12,363,000     12,363,000
    All other corporate bonds .................................     45,734,086     44,551,394     44,551,394
                                                                  ------------   ------------   ------------
    Total fixed maturities
         available for sale ...................................    300,687,622    297,293,353    297,293,353
                                                                  ------------   ------------   ------------
Equity securities:
  Common stocks:
  Public utilities ............................................      1,577,810      2,585,152      2,585,152
  Banks, trusts and insurance companies .......................      4,692,428      4,618,997      4,618,997
  Industrial, miscellaneous and all other .....................     46,652,441     64,477,746     64,477,746
                                                                  ------------   ------------   ------------
    Total equity securities ...................................     52,922,679     71,681,895     71,681,895
                                                                  ------------   ------------   ------------
Short term investments ........................................     27,734,786     27,734,786     27,734,786
                                                                  ------------   ------------   ------------
    Total investments .........................................   $381,345,087   $396,710,034   $396,710,034
                                                                  ============   ============   ============


         Unrealized depreciation or appreciation of investments (before applicable income taxes) at December 31, 1999 and 1998 included gross unrealized gains on equity securities of $20,331,826 and $19,915,191, respectively; and gross unrealized losses on equity securities of $1,572,610 and $864,890, respectively; and gross unrealized gains on fixed maturities available for sale of $957,805 and $10,841,711 at December 31, 1999 and 1998, respectively; and gross unrealized losses on fixed maturities available for sale of $4,352,074 and $21,933 as of December 31, 1999 and 1998, respectively.

         Included in investments at December 31, 1999 are bonds on deposit with various regulatory authorities as required by law with a fair value of $8,752,500.

         There were no non-income producing fixed maturity investments for each of the years ended December 31, 1999, 1998 and 1997.

         All mortgage backed securities as of December 31, 1999 and 1998 are obligations of various U.S. Government agencies and consist of GNMA, FHLMC or FNMA pass through securities. These securities are readily marketable.

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

         The gross unrealized gains and losses on debt securities as of December 31, 1999 and 1998 are as follows:


                                                                                    1999
                                                      ----------------------------------------------------------------
                                                                           Gross         Gross
                                                       Amortized         Unrealized    Unrealized            Fair
                                                          Cost              Gains         Losses             Value
                                                      -----------       ------------  ---------------   --------------

Fixed maturities available for sale:

U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies...................       $  88,757,727      $    17,501   $  (1,805,669)    $ 86,969,559

Obligations of states and
  political subdivisions......................         153,794,424          854,048      (1,239,072)     153,409,400

Corporate securities .........................          58,135,471           86,256      (1,307,333)      56,914,394
                                                     -------------      -----------    ------------     ------------

         Totals ..............................       $ 300,687,622      $   957,805   $  (4,352,074)    $297,293,353
                                                     =============      ===========   ==============    ============


                                                                                    1998
                                                      ----------------------------------------------------------------
                                                                           Gross         Gross
                                                       Amortized         Unrealized    Unrealized            Fair
                                                          Cost              Gains         Losses             Value
                                                      -----------       ------------  ---------------   --------------

Fixed maturities available for sale:

U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies...................       $  55,934,951      $ 1,521,904   $      (4,953)    $ 57,451,902

Obligations of states and
  political subdivisions......................         252,371,231        8,054,549         (16,980)     260,408,800

Corporate securities .........................          34,277,343        1,265,258             --        35,542,601
                                                     -------------      -----------    ------------     ------------

         Totals ..............................       $ 342,583,525      $10,841,711   $     (21,933)    $353,403,303
                                                     =============      ===========   ==============    ============

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

         The amortized cost and fair value of debt securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 Fixed maturities available
                                                          for sale
                                                -----------------------------
                                                  Amortized          Fair
                                                     Cost            Value
                                                -----------------------------


Due in one year or less.....................    $ 11,107,583    $ 11,222,752

Due after one year
through five years .........................     136,083,543     135,165,742

Due after five years
through ten years ..........................      53,294,395      52,372,127

Due after ten years ........................      54,984,653      54,175,654
                                                ------------    ------------
                                                 255,470,174     252,936,275

Mortgage backed securities .................      45,217,448      44,357,078
                                                ------------    ------------

Totals......................................    $300,687,622    $297,293,353
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

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

         Proceeds from sales of investments in debt securities during 1999, 1998 and 1997 were $118,911,079, $51,905,388 and $167,867,245, respectively. Gross gains of $929,242,  $1,105,100 and  $1,365,460 and gross losses of $ 797,483,  $
14,246 and $ 868,944 were realized on those sales in 1999, 1998 and 1997, respectively.

         Realized  gains  (losses)  and   unrealized   investment   appreciation
(depreciation) on fixed maturities and equity securities for the years ended December 31, 1999, 1998 and 1997 are as follows:


                                                                                           Year ended December 31,
                                                                              ----------------------------------------------
                                                                                   1999            1998             1997
                                                                              ----------------------------------------------

     Realized gains (losses) on sale
     of investments
       Fixed maturities...................................................    $   131,759     $   1,090,854     $    496,516
       Equity securities..................................................     12,378,350         7,516,080       10,044,741
       Short-term investments ............................................         (6,378)            8,124         (116,124)
                                                                              ------------     ------------     ------------
       Realized investments gains ........................................      12,503,731        8,615,058       10,425,133
       Less: applicable income taxes .....................................      (4,376,306)      (3,015,270)      (3,648,797)
                                                                              ------------     ------------     ------------
     Net realized investment gains .......................................    $  8,127,425     $  5,599,788     $  6,776,336
                                                                              ============     ============     ============

     Change in unrealized investment appreciation (depreciation) of securities:

       Fixed maturities ..................................................    $(14,214,047)    $  2,266,766     $  4,200,177
       Equity securities..................................................        (291,085)       7,717,489        3,145,784
                                                                              ------------     ------------     ------------
       Unrealized investment gains (losses) ..............................     (14,505,132)       9,984,255        7,345,961
       Less:  applicable deferred income taxes ...........................       5,076,796       (3,494,488)      (2,571,086)
                                                                              ------------     ------------     ------------
       Net unrealized investment gains (losses) ..........................    $ (9,428,336)    $  6,489,767     $  4,774,875
                                                                              ============     ============     ============


         Net investment income from each major category of investments for the years indicated is as follows:


                                                                                          Year ended December 31,
                                                                              ----------------------------------------------
                                                                                  1999             1998             1997
                                                                              ----------------------------------------------

     Fixed maturities.....................................................     $17,686,462     $ 18,740,628     $ 20,192,031
     Short-term investments ..............................................         994,215        2,021,670        1,089,128
     Equity securities....................................................         815,161          846,610          814,341
                                                                              ------------     ------------     ------------
         Total investment income .........................................      19,495,838       21,608,908       22,095,500
     Investment expenses .................................................        (854,219)        (805,475)        (770,435)
                                                                              ------------     ------------     ------------
         Net investment income ...........................................    $ 18,641,619     $ 20,803,433     $ 21,325,065
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

         A summary of the pools' underwriting accounts as of December 31, 1999 and 1998 is as follows:

                                                             December 31,
                                                    ----------------------------
                                                        1999             1998
                                                    -----------      -----------

         Cash and short-term investments ....       $   556,542      $ 5,264,642
         Premiums receivable ................        40,151,568       36,384,613
         Reinsurance and other recoverables..        51,698,589       27,525,077
                                                    -----------      -----------

         Total Assets .......................       $92,406,699      $69,174,332
                                                    ===========      ===========

         Due to insurance pool members ......        51,454,673       29,705,029
         Reinsurance payable ................        29,718,908       26,500,070
         Funds withheld from reinsurers .....         8,174,400        6,447,912
         Other liabilities ..................         3,058,718        6,521,321
                                                    -----------      -----------

         Total Liabilities ..................       $92,406,699      $69,174,332
                                                    ===========      ===========

         A portion of the pools' underwriting accounts above have been included in the Company's insurance subsidiaries operations based upon their pro-rata participation in the MMO insurance pools.

(4)      INSURANCE OPERATIONS:

         Reinsurance Transactions
         ------------------------

         Approximately 53%, 45% and 50% of the Company's insurance subsidiaries' direct and assumed gross premiums written for the years ended December 31, 1999, 1998 and 1997, respectively, have been reinsured by the pools with other companies on both a treaty and a facultative basis.

         In the event that all or any of the pool companies might be unable to meet their obligations to the pools, the remaining companies would be liable for such defaulted amounts on a pro rata pool participation basis. A contingent liability also exists with respect to reinsurance ceded since such transactions generally do not relieve the Company of its primary obligation to the policyholder and such reinsurance ceded would become a liability of the Company's insurance subsidiaries in the event that any reinsurer might be unable to meet the obligations assumed under the reinsurance agreements. All reinsurers must meet certain minimum standards of financial condition as established by the pools. The Company's largest reinsurers at December 31, 1999, were Arkwright Mutual Insurance Company ("Arkwright"), Lloyd's of London ("Lloyd's") and Utica Mutual Insurance Company ("Utica Mutual"), with aggregate recoverables of $42 million, $23 million and $16 million, respectively. The 1999 A.M. Best ratings for Arkwright and Utica Mutual are each A. Lloyd's maintains a trust fund which was established for the benefit of all United States ceding companies. The Company has not experienced difficulty in collecting amounts due from Lloyd's and the settlement of recoverables due the Company has not materially impacted its liquidity. However,

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

given the uncertainty surrounding the sufficiency of assets in Equitas to meet its ultimate obligations, there is a reasonable possibility that the Company's collection efforts relating to its Lloyd's recoverables might be adversely affected in the future. The Company's exposure to reinsurers, other than Arkwright, Lloyd's and Utica Mutual include reinsurance recoverables collectively from approximately 830 reinsurers or syndicates, and as of December 31, 1999, no single one was liable to the Company for an unsecured amount in excess of approximately $5.8 million.

         Funds withheld and letters of credit obtained under various reinsurance treaties amounted to approximately $116 million as of December 31, 1999. Reinsurance receivables as of December 31, 1999 and 1998 included an allowance for uncollectible reinsurance recoverables of $7,871,000 and $6,823,000, respectively.

         In 1998, the Company entered into a reinsurance transaction involving the assumption of approximately $14.2 million in ocean marine premiums that emanated from the Company's Syndicate 1265. In addition, a second reinsurance transaction involving the assumption of approximately $10.5 million in miscellaneous casualty net premiums was written by the Company's domestic insurance company subsidiary in 1998. The second transaction was subsequently commuted resulting in total payments of approximately $7.5 million.

         Reinsurance ceded and assumed relating to premiums written were as follows:


                               Gross            Ceded              Assumed                         Percentage
                              (direct)          to other          from other                       of assumed
    Year Ended                 amount          companies          companies        Net amount        to net
    ----------              ------------       ---------          ---------        ----------      ----------
    December 31, 1999       $82,065,506        $62,303,230        $36,343,802      $56,106,078          65%
    December 31, 1998        85,489,133         59,408,755         46,647,604       72,727,982          64%
    December 31, 1997        89,396,181         61,728,408         34,553,074       62,220,847          56%

         Reinsurance ceded and assumed relating to premiums earned were as follows:


                               Gross            Ceded              Assumed                         Percentage
                              (direct)         to other           from other                       of assumed
    Year Ended                 amount          companies          companies        Net amount        to net
    ----------              -----------        ---------          ---------        ----------      ----------
    December 31, 1999       $75,856,987        $53,099,421        $33,397,590      $56,155,156          59%
    December 31, 1998        93,908,920         64,431,374         46,545,117       76,022,663          61%
    December 31, 1997        97,920,323         47,875,999         37,492,582       87,536,906          43%

         Losses  and  loss  adjustment   expenses  incurred  are  net  of  ceded
reinsurance  recoveries of  $129,021,415,  $83,487,279,  and $26,912,355 for the
years ended December 31, 1999, 1998, and 1997, respectively.

         Unpaid Losses
         -------------

         Unpaid losses are based on individual case estimates for losses reported and include a provision for losses incurred but not reported and for loss adjustment expenses. The following table provides a reconciliation of the consolidated liability for losses and loss adjustment expenses at the beginning and end of 1999, 1998 and 1997:

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


                                                                                  Year ended December 31,
                                                                             --------------------------------
                                                                               1999        1998        1997
                                                                               ----        ----        ----
                                                                                      (in thousands)
Net liability for losses and loss adjustment
  expenses at beginning of year .........................................    $213,589    $222,335    $227,370
                                                                             --------    --------    --------
Provision for losses and loss adjustment
 expenses occurring in current year .....................................      48,838      69,703      72,322
Decrease in estimated losses and loss
  adjustment expenses for claims occurring
  in prior years (1).....................................................     (12,183)    (19,466)    (21,874)
Deferred income-loss portfolio
  assumption(2) .........................................................         198         275         320
                                                                             --------    --------    --------
Total losses and loss adjustment expenses incurred ......................      36,853      50,512      50,768
                                                                             --------    --------    --------
Less:
Losses and loss adjustment expense payments for claims occurring during:
      current year.......................................................      11,517      17,407      17,029
      prior years........................................................      41,862      41,576      38,454
                                                                             --------    --------    --------
                                                                               53,379      58,983      55,483
Add:
Deferred income-loss portfolio assumption (2) ...........................        (198)       (275)       (320)
                                                                             --------    --------    --------
Net liability for losses and loss adjustment
  expenses at year end ..................................................     196,865     213,589     222,335
                                                                             --------    --------    --------
Ceded unpaid loss and loss adjustment
 expenses................................................................     228,604     187,995     166,067
                                                                             --------    --------    --------
Gross unpaid losses and loss adjustment
  expenses at year end ..................................................    $425,469    $401,584    $388,402
                                                                             ========    ========    ========


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

         (2) Deferred income-loss portfolio assumption represents the difference between cash received and unpaid loss reserves assumed as a result of the assumption of net pool obligations from two former members of the pools which was initially capitalized and is being amortized over the payout period of the related losses.

         The insurance pools participated in the issuance of umbrella casualty insurance for various Fortune 1000 companies in the period from 1978 to 1983. Depending on the accident year, the insurance pools' maximum retention per occurrence ranged from $250,000 to $500,000. The Company's effective pool participation on such risks varied from 11% in 1978 to 30% in 1983. At December 31, 1999 and 1998, the Company's gross, ceded and net loss and loss adjustment expense reserves for Asbestos/Pollution policies amounted to $27.8 million, $18.1 million and $9.7 million, and $24.3 million, $15.3 million and $9.0 million, respectively. Net paid losses resulting from Asbestos/Pollution losses during 1999, 1998 and 1997 amounted to $809,000, $851,000 and $508,000, respectively. As of December 31, 1999, the Company had approximately 355 policies which had at least one claim relating to Asbestos/Pollution exposures. Unpaid losses and loss adjustment expenses are recorded for reported claims regarding Asbestos/Pollution exposures, including the cost of litigation expenses, when sufficient information is present to indicate the involvement of a specific insurance policy and the Company can reasonably estimate this liability. The Company believes that the uncertainty surrounding Asbestos/Pollution exposures, including issues as to insureds' liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions, all affect the estimation of ultimate losses. Under such circumstances, it is difficult to determine the ultimate loss for Asbestos/Pollution related claims. Given the uncertainty in this area, losses from Asbestos/Pollution related claims may develop adversely. However, the Company believes that, in aggregate, the net unpaid loss and loss adjustment expense reserves as of December 31, 1999, allow for an adequate provision and that the ultimate resolution of the Asbestos/Pollution claims will not have a material impact on the Company's financial position.

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

         Salvage and Subrogation
         -----------------------

         Estimates of salvage and subrogation recoveries on paid and unpaid losses have been recorded as a reduction of unpaid losses amounting to $5,884,591 and $6,354,281 at December 31, 1999 and 1998, respectively.

         Deferred Policy Acquisition Costs
         ---------------------------------

         Deferrable   acquisition   costs   amortized  to  income   amounted  to
$11,077,382,  $10,107,327 and $16,582,623 for the years ended December 31, 1999,
1998 and 1997, respectively.

(5)      PROPERTY, IMPROVEMENTS AND EQUIPMENT, NET:

         Property, improvements and equipment, at December 31, 1999 and 1998 include the following.


                                                                          1999                 1998
                                                                     ------------          -----------

         Office furniture and equipment........................      $  1,499,397          $  1,492,011
         Computer equipment....................................         2,313,591             2,174,561
         Leasehold improvements................................         2,351,498             2,433,141
                                                                     ------------          ------------
                                                                        6,164,486             6,099,713

         Less:  accumulated depreciation and amortization......        (4,371,610)           (3,758,692)
                                                                     ------------           -----------

                Property, improvements and equipment, net......      $  1,792,876          $  2,341,021
                                                                     ============           ===========

         Depreciation and amortization and other expenses for the years ended December 31, 1999, 1998 and 1997 amounted to $699,107, $733,950 and
         $582,126, respectively.

(6)      INCOME TAXES:

         The components of deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:


                                                                                December 31,
                                                                     -----------------------------------
                                                                          1999                  1998
                                                                     -------------         -------------

         Deferred Tax Assets:

         Loss reserve discounting..............................      $  10,561,268         $  13,128,970
         Unearned premiums.....................................          1,920,515             1,923,950
         Equity securities write-down..........................            820,578               764,692
         Income tax carryforwards..............................          2,667,328             1,175,845
         Deferred rent liability...............................            333,874               374,215
         Bad debt reserve......................................          2,912,486             2,615,459
         Other.................................................            490,508               272,841
                                                                     -------------         -------------
         Deferred tax assets...................................         19,706,557            20,255,972
                                                                     -------------         -------------

         Less: Valuation allowance.............................          2,191,576             1,187,445
                                                                     -------------         -------------

         Total deferred tax assets.............................         17,514,981            19,068,527
                                                                     -------------         -------------

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued



                                                                                 December 31,
                                                                          ------------------------
                                                                             1999          1998
                                                                          ------------------------

        Deferred Tax Liabilities:

Deferred policy acquisition costs.....................................     1,697,705     1,497,101
Unrealized appreciation of investments ...............................     5,377,732    10,454,527
Deferred income-loss portfolio assumption ............................        74,753       144,167
Discount on accrued salvage and subrogation ..........................       311,200       348,111
Other ................................................................       742,256       812,880
                                                                          -----------   -----------
Total deferred tax liabilities .......................................     8,203,646    13,256,786
                                                                          -----------   -----------
Net deferred tax assets ..............................................    $9,311,335   $ 5,811,741
                                                                          ===========   ===========

         The last year for which the income tax carryforwards can be carried forward against future tax liabilities is the year 2019.

         The Company's valuation allowance account with respect to the deferred tax asset is related to income tax carryforwards and the change in the account is as follows:


                                                  1999          1998          1997
                                               --------------------------------------

Balance, beginning of year .................   $1,187,445    $     --      $  516,716
Change in valuation allowance ..............    1,004,131     1,187,445      (516,716)
                                               ----------    ----------    ----------
Balance, end of year ......................    $2,191,576    $1,187,445    $     --
                                               ==========    ==========    ==========


         The Company believes that the total deferred tax asset net of the recorded valuation allowance account as of December 31, 1999 will more likely than not be fully realized.

         Income tax provisions differ from the amounts computed by applying the Federal statutory rate to income before income taxes as follows:


                                                                        Year ended December 31,
                                                                        -----------------------
                                                                       1999      1998      1997
                                                                       ----      ----      ----

Income taxes at the Federal statutory rate ......................      35.0%     35.0%      35.0%
Tax exempt interest .............................................     (20.8)    (21.7)     (12.5)
Valuation allowance .............................................       4.7       5.2       (1.5)
State taxes .....................................................      (2.4)     (3.9)      (0.5)
Net bond amortization............................................       3.4       3.3        1.9
Investment income proration .....................................       2.8       2.9        1.7
Other, net ......................................................      (0.2)     (1.7)       1.5
                                                                       ----      ----       ----
Income tax provisions ...........................................      22.5%     19.1%      25.6%
                                                                       ====      ====       ====


         Federal income tax payments amounted to $3,694,794, $5,328,181 and $9,335,632 for the years ended December 31, 1999, 1998 and 1997, respectively.

         Federal income tax payable at December 31, 1999 included in other liabilities amounted to $409,939. Federal income taxes recoverable at December 31, 1998 included in other assets amounted to $181,667.

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

(7)      STATUTORY INCOME AND SURPLUS:

         The Company's domestic insurance subsidiaries are limited, based on the lesser of 10% of statutory basis surplus or 100% of net investment income, as defined under New York Insurance Law, in the amount of dividends they could pay without regulatory approval. The maximum amount which may be paid to the holding company out of December 31, 1999 surplus is approximately $19,630,000.

         Consolidated statutory net income, surplus and dividends declared by the Company's domestic insurance subsidiaries were as follows for the periods indicated:


                                       Consolidated              Consolidated              Dividends
                                        Statutory                 Statutory                 Declared
         Year Ended                     Net Income                 Surplus                 To Parent
         ----------                     ----------                 -------                 ---------
         December 31, 1999          $    25,476,000          $   200,899,000             $ 19,175,000
         December 31, 1998               30,223,000              196,745,000               18,367,000
         December 31, 1997               36,758,000              181,844,000               17,850,262


(8)      EMPLOYEE RETIREMENT PLANS:

         The Company maintains two retirement plans for the benefit of employees. Both plans provide for 100% vesting upon completion of two years of service. The Money Purchase Plan provides for a contribution equal to 7-1/2% of an employee's cash compensation, including bonuses, for each year of service during which the employee has completed 1000 hours of service and is employed on the last day of the plan year. The Profit Sharing Plan does not require any specific contribution but any contribution made is subject to the restrictions set forth above for the Money Purchase Plan. Contributions and related administrative expenses for the years ended December 31, 1999, 1998 and 1997 amounted to $600,346, $1,017,551, and $978,997, respectively.

(9)      DEBT:

          The Company maintains a credit agreement with a bank. The interest rate on the loan is fixed, at the Company's option, for a period of one to six months. The Company has elected to pay interest at an effective rate of approximately 6.275% on the outstanding principal balance of the loan at December 31, 1999 of $12,458,413. The interest rate was equal to the bank's
Adjusted London Interbank Offered Rate at the time of the interest rate adjustment period, plus .65 of 1%. Principal repayments are paid quarterly in equal installments of $1,250,000 and end on June 30, 2002. The Company has the option to prepay amounts in excess of the required repayments. At the Company's option, the interest rate may be based on either the higher of the bank's prime rate or the applicable Federal Funds Rate, plus 1/2 of 1%, or the bank's adjusted certificate of deposit rate, plus .775 of 1%.

         The bank loan agreement requires the Company to maintain a minimum net worth of $125,000,000 plus 50% of net profits earned during each year on a cumulative basis. In addition, other significant covenants include limitations on total indebtedness, investment purchases, pledging and sales of assets and requires the Company's insurance subsidiaries to maintain a certain statutory surplus, gross and net premiums written to surplus ratios and total liabilities to surplus ratio. The Company was in compliance with all financial covenants as stipulated in the bank loan agreement as of December 31, 1999. The credit agreement also provides for a facility fee of .15 of 1% on the outstanding balance of the loan.

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

         Interest paid amounted to $1,057,993, $1,347,653 and $1,464,240 for the years ended December 31, 1999, 1998 and 1997, respectively.

         In 1998, the Company entered into an interest rate swap agreement (the "agreement") with a bank for purposes of hedging its interest rate risk on its existing bank loan. The agreement requires the Company to pay interest to the bank at a rate of 6.50% on the original notional amount outstanding of $22,500,000, which is subsequently adjusted quarterly by notional reductions of $1,250,000. The bank is required to pay the Company, on the same notional amounts outstanding, an amount equal to the three month US Dollar London Interbank Offered Rate plus .65% which is reset on a quarterly basis. Interest expense recorded under the agreement was $91,462 in 1999 and $44,719 in 1998.

(10)     COMMITMENTS:

         The Company maintains various operating leases to occupy office space. The lease terms expire on various dates through April, 2004.

         The aggregate minimum annual rental payments under various operating leases for office facilities as of December 31, 1999 are as follows:

                                                               Amount
                                                               ------

         2000.........................................     $  1,351,030

         2001.........................................        1,351,030

         2002.........................................        1,351,030

         2003.........................................        1,351,030

         Thereafter...................................            2,723
                                                           ------------

         Total........................................     $  5,406,843
                                                           ============

         The operating leases also include provisions for additional payments based on certain annual cost increases. Rent expenses for the years ended December 31, 1999, 1998 and 1997 amounted to $1,285,950, $1,131,951 and
$1,049,119, respectively.

         In 1999, Vincent T. Papa, a former President and Chief Executive Officer of the Company, filed suit in the New York Supreme Court seeking damages from the Company based upon alleged breaches by the Company of its obligations under an employment agreement with Mr. Papa. The Company intends vigorously to defend itself against such claims and believes it has no further obligations to Mr. Papa.

     The Company is not involved in any other litigation which would require disclosure in the financial statements or would have a material impact on the Company's financial statements.

         In connection with the formation of MMO UK LTD, in 1997, as corporate capital for Syndicate 1265, the Company obtained an unsecured letter of credit from a bank in pounds sterling with a US dollar equivalent of approximately $22.4 million as of December 31, 1999.

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

(11)     COMPREHENSIVE INCOME:

         The Company's comparative comprehensive income is as follows:


                                                                   Year ended December 31,
                                                            -----------------------------------
                                                            1999            1998           1997
                                                            ----            ----           ----

Net Income .........................................    $16,413,261   $  18,523,416  $  26,367,740

Unrealized holding gains (losses) on securities,
    net of deferred tax benefit (expense) of
     $700,490, $(6,509,758), and $(6,219,883) ......     (1,300,911)     12,089,555     11,551,211

Less: reclassification adjustment for gains realized
    in net income, net of  tax expense of
    $(4,376,306), $(3,015,270), and $(3,648,797) ...      8,127,425       5,599,788      6,776,336
Foreign currency translation .......................        (76,817)         15,039          6,000
                                                        -----------     -----------    -----------

Comprehensive income ...............................    $ 6,908,108     $25,028,222    $31,148,615
                                                        ===========     ===========    ===========

         The Company recorded unrealized holding gains on securities, net of deferred taxes, of $9,987,216 and $19,415,552 as of December 31, 1999 and 1998,
respectively. The Company recorded foreign currency translation adjustments of $(55,778) and $21,039 as of December 31, 1999 and 1998, respectively.

(12)     COMMON STOCK REPURCHASE PLAN AND SHAREHOLDERS' EQUITY:

         The Company has a common stock repurchase plan which authorizes the repurchase of up to $55,000,000, at prevailing market prices, of the Company's issued and outstanding shares of common stock on the open market. As of December 31, 1999, the Company had repurchased a total of 2,124,082 shares of common stock under this plan at a total cost of $38,560,659 at market prices ranging from $13.69 to $28.81 per share.

         In connection with the acquisition of MMO in 1991, the Company also acquired 3,215,958 shares of its own common stock held by MMO and recorded such shares as treasury stock at MMO's original cost of $3,919,129.

         A reconciliation of basic and diluted EPS for each of the year ended December 31, 1999, 1998 and 1997 is as follows:


                                                      (In thousands except for per share amounts)
                                         1999                            1998                            1997
                              ---------------------------    ----------------------------    -----------------------------
                                       Weighted                         Weighted                       Weighted
                                        Average                         Average                         Average
                                Net      Shares     Per      Net         Shares     Per      Net         Shares     Per
                              Income  Outstanding   Share    Income   Outstanding   Share    Income   Outstanding   Share
                              ------  -----------   -----    ------   -----------   -----    ------   -----------   -----

Basic EPS: ..............    $16,413      9,687     $1.69    $18,523     9,679      $1.91    $26,368     9,849     $ 2.68

Effect of
Dilutive Securities:

Stock Options ...........       --        --           --       --          26         --         --        23       (.01)
                             -------    -------     ------   -------   --------     -----    -------     -----     -------

Diluted EPS .............    $16,413      9,687     $1.69    $18,523     9,705      $1.91    $26,368     9,872     $ 2.67
                             =======    =======     ======   =======   ========     =====    =======     =====     =======

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

(13)     STOCK PLANS:

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

         A summary of activity under the stock option plan for the years ended December 31, 1999, 1998, and 1997 follows:


                                         1999                        1998                     1997
                               -------------------------------------------------------------------------------
                                Number        Option         Number       Option       Number       Option
Shares Under                      of           Price           of          Price         of          Price
  Option                        Shares       Per Share       Shares      Per Share     Shares      Per Share
  ------                       --------      ---------       ------      ---------     ------      ---------

Outstanding,
beginning of year ..........    228,200    $15.56-$22.92    243,100    $13.78-$22.92   373,200   $13.78-$22.92

Granted ....................    140,000    $12.05-$15.00     30,000    $       20.25      --        --    --

Exercised ..................       --        --    --       (25,900)   $13.78-$15.79   (80,000)  $13.78-$15.79

Forfeited ..................   (112,700)   $15.56-$22.92    (19,000)   $15.56-$15.79   (50,100)  $15.56-$22.92
                               --------                     -------                    -------

Outstanding,
end of year ................    255,500    $12.05-$20.25    228,200    $15.56-$22.92   243,100   $13.78-$22.92
                               ========                     =======                    =======

Exercisable,
end of year ................    138,000    $15.56-$20.25    115,367    $15.56-$22.92    95,356   $13.78-$22.92
                               ========                     =======                    =======


         The Company has elected to measure compensation expense for employee stock options under APB No. 25 as permitted by SFAS 123, "Accounting for Stock Based Compensation." Under SFAS 123, the Company is required to disclose the pro forma effects on net income of applying a fair value method of measuring compensation expense.

         The pro forma effect on the years ended December 31, 1999, 1998 and 1997 is as follows:


                                            1999                  1998                  1997
                                        -----------           -----------           -----------
     Net income - as reported           $16,413,261           $18,523,416           $26,367,740

     Net income - pro forma             $16,280,784           $18,414,657           $26,261,229

     Diluted EPS - as reported                $1.69                 $1.91                 $2.67

     Diluted EPS - pro forma                  $1.68                 $1.90                 $2.66


         In determining the pro forma effect on net income, the fair value of options granted in 1999, 1998, 1996 and 1995 was estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions in 1999, 1998, 1996 and 1995, respectively; dividend yield of 3.0%, 1.9%, 2.2% and 2.4%; expected volatility of 25%, 28%, 25% and 28%; expected lives of 5 years for each year and a risk-free interest rate of 6.48%, 4.56%, 6.00% and 5.38%. There were no options granted in 1997.

         The full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because options granted prior to January 1, 1995 are not considered in the determination of the compensation expense.

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

         In 1999, the Company established the NYMAGIC, Inc. Phantom Stock Plan (the "Plan"), the purpose of the Plan is to build and retain a capable experienced long-term management team and key personnel to promote the success of the Company. Each share of phantom stock granted under the Plan constitutes a right to receive in cash the appreciation in the fair market value of one share of the Company's stock, as determined on the date of exercise of such share of phantom stock over the measurement value of such phantom stock. In 1999, 100,000 shares of phantom stock were granted to employees with a five-year vesting schedule. The Company recorded an expense of $263,750 in 1999 under this plan.

(14)     SEGMENT INFORMATION:

         The Company's subsidiaries include two domestic insurance companies, three domestic agency subsidiaries, and Syndicate 1265. The Company considers these operating companies as appropriate segments for purposes of evaluating the Company's overall performance. The Company evaluates revenues and income or loss by these segments. Revenues include premiums earned, commissions income, and investment income. Net income or loss includes total revenues, less the sum of losses incurred, policy acquisition costs, other expenses, and income taxes.

         The prior year's segment disclosure has been restated to conform to the current year's presentation as a result of management's reassessment of its main business segments.

         The financial information by segment is as follows:


                                                                                       1999        1998        1997
                                                                                     --------------------------------
                                                                                             (in thousands)
     Revenues, excluding net investment income and realized gains:

         Domestic Insurance Companies ............................................   $ 42,603    $ 61,392    $ 87,826
         Domestic Insurance Agencies .............................................      9,076       8,649      10,879
         Syndicate 1265 ..........................................................     14,446      15,262        --
         Other (includes corporate operations and consolidating adjustments) .....     (7,776)     (8,293)     (9,437)
                                                                                     --------    --------    --------
                    Total ........................................................   $ 58,349    $ 77,010    $ 89,268
                                                                                     ========    ========    ========

     Net investment income:
         Domestic Insurance Companies ............................................   $ 17,904    $ 19,695    $ 21,304
         Domestic Insurance Agencies .............................................       --          --          --
         Syndicate 1265 ..........................................................        721       1,108        --
         Other (includes corporate operations and consolidating adjustments) .....         17        --            21
                                                                                     --------    --------    --------
                    Total ........................................................   $ 18,642    $ 20,803    $ 21,325
                                                                                     ========    ========    ========

     Realized gains (losses) on investments:

         Domestic Insurance Companies ............................................   $ 12,589    $  8,615    $ 10,425
         Domestic Insurance Agencies .............................................       --          --          --
         Syndicate 1265 ..........................................................        (85)       --          --
         Other (includes corporate operations and consolidating adjustments) .....       --          --          --
                                                                                     --------    --------    --------
                    Total ........................................................   $ 12,504    $  8,615    $ 10,425
                                                                                     ========    ========    ========

     Income (loss) before tax expense:

         Domestic Insurance Companies ............................................   $ 30,412    $ 35,965    $ 39,481
         Domestic Insurance Agencies .............................................     (4,959)     (8,066)     (1,851)
         Syndicate 1265 ..........................................................     (1,119)        132        --
         Other (includes corporate operations and consolidating adjustments) .....     (3,154)     (5,127)     (2,176)
                                                                                     --------    --------    --------
                    Total ........................................................   $ 21,180    $ 22,904    $ 35,454
                                                                                     ========    ========    ========


                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued



                                                                                        1999         1998         1997
                                                                                     ------------------------------------
                                                                                                (in thousands)

Income tax expense (benefit):
    Domestic Insurance Companies .................................................   $   7,155    $   8,769    $  10,440
    Domestic Insurance Agencies ..................................................      (1,706)      (2,787)        (599)
    Syndicate 1265 ...............................................................        (116)          60         --
    Other (includes corporate operations and consolidating adjustments) ..........        (567)      (1,661)        (754)
                                                                                     ---------    ---------    ---------
               Total .............................................................   $   4,766    $   4,381    $   9,087
                                                                                     =========    =========    =========

Net income (loss):
    Domestic Insurance Companies .................................................   $  23,257    $  27,196    $  29,041
    Domestic Insurance Agencies ..................................................      (3,253)      (5,279)      (1,251)
    Syndicate 1265 ...............................................................      (1,003)          72         --
    Other (includes corporate operations and consolidating adjustments) ..........      (2,588)      (3,466)      (1,422)
                                                                                     ---------    ---------    ---------
               Total .............................................................   $  16,413    $  18,523    $  26,368
                                                                                     =========    =========    =========

Identifiable assets:
    Domestic Insurance Companies .................................................   $ 724,923    $ 702,927    $ 694,224
    Domestic Insurance Agencies ..................................................       1,576        1,495        3,507
    Syndicate 1265 ...............................................................      32,404       22,144        4,227
    Other (includes corporate operations and consolidating adjustments) ..........       5,401        3,754        5,945
                                                                                     ---------    ---------    ---------
               Total .............................................................   $ 764,304    $ 730,320    $ 707,903
                                                                                     =========    =========    =========


     The  Company's  gross  written   premiums  cover  risks  in  the  following
geographic locations:


                                                                                         1999        1998        1997
                                                                                     ---------------------------------
                                                                                               (in thousands)

                United States ....................................................   $  72,881    $  93,460    $  80,896
                Europe ...........................................................      20,146       18,480       18,339
                Asia .............................................................      15,302       11,948       12,860
                Latin America ....................................................       2,798        2,970        4,028
                Other ............................................................       7,282        5,279        7,826
                                                                                     ---------    ---------    ---------
                        Total Gross Written Premiums .............................   $ 118,409    $ 132,137    $ 123,949
                                                                                     =========    =========    =========



(15)     Related Party Transactions:

         The Company made payments of $212,259 in 1999 to the firm of Kensington & Ressler L.L.C. for legal services. Costa Kensington, a director of the Company, is a partner in the firm of Kensington & Ressler L.L.C.

                          FINANCIAL STATEMENT SCHEDULES
            SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  NYMAGIC, INC.
                                 Balance Sheets
                                (Parent Company)


                                                                            December 31,
                                                                  ------------------------------
                                                                        1999            1998
                                                                  ------------------------------

Assets:

Cash...........................................................   $      55,745    $      47,116
Short term investments ........................................       7,767,122             --
Investment in subsidiaries ....................................     219,744,413      229,680,280
Due from subsidiaries and MMO insurance pools .................      15,203,952       14,664,300
Other assets...................................................       2,456,387        2,471,346
                                                                  -------------    -------------
         Total assets..........................................   $ 245,227,619    $ 246,863,042
                                                                  =============    =============

Liabilities:

Notes payable..................................................   $  12,458,413    $  17,458,413
Dividends payable .............................................         967,785          968,549
Other liabilities .............................................         659,062          256,213
                                                                  -------------    -------------
    Total Liabilities..........................................      14,085,260       18,683,175
                                                                  -------------    -------------

Shareholders' equity:

Common stock ..................................................      15,017,892       15,017,892
Paid in capital................................................      27,935,907       28,029,410
Accumulated other comprehensive income ........................       9,931,438       19,436,591
Retained earnings .............................................     220,736,910      208,198,204
Treasury stock.................................................     (42,479,788)     (42,502,230)
                                                                  -------------    -------------
         Total shareholders' equity ...........................     231,142,359      228,179,867
                                                                  -------------    -------------
         Total liabilities and shareholders' equity ...........   $ 245,227,619    $ 246,863,042
                                                                  =============    =============



                              Statements of Income
                                (Parent Company)

                                                                             Year Ended December 31,
                                                                  --------------------------------------------
                                                                       1999           1998            1997
                                                                  ------------    ------------    ------------

Revenues:

Cash dividends from subsidiary.................................    $19,175,000    $ 18,367,000    $ 17,850,262
Net investment income .........................................         17,122          74,122          21,070
                                                                  ------------    ------------    ------------
                                                                    19,192,122      18,441,122      17,871,332
                                                                  ------------    ------------    ------------
Expenses:

Operating expenses.............................................      2,799,957       5,200,857       2,197,039
Income tax benefit.............................................       (451,810)     (1,661,488)       (754,480)
                                                                  ------------    ------------    ------------
                                                                     2,348,147       3,539,369       1,442,559
                                                                  ------------    ------------    ------------

Income before equity income ...................................     16,843,975      14,901,753      16,428,773
Equity in undistributed earnings
(loss) of subsidiaries ........................................       (430,714)      3,621,663       9,938,967
                                                                  ------------    ------------    ------------

Net income ....................................................   $ 16,413,261    $ 18,523,416    $ 26,367,740
                                                                  ============    ============    ============

            SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  NYMAGIC, INC.
                            Statements of Cash Flows
                                (Parent Company)


                                                                                        Year Ended December 31,
                                                                            --------------------------------------------
                                                                                1999            1998            1997
                                                                            ------------    ------------    ------------

     Cash flows from operating activities:
     Net income .........................................................   $ 16,413,261    $ 18,523,416    $ 26,367,740
                                                                            ------------    ------------    ------------

     Adjustments to reconcile net income
         to cash provided by operating activities:
         Equity in undistributed earnings of
              subsidiaries ..............................................        430,714      (3,621,663)     (9,938,967)
         Decrease (increase) in other assets ............................         14,959         192,184        (834,339)
         (Increase) decrease in due from subsidiaries ...................       (539,652)    (11,997,928)       (439,365)
         (Decrease) increase in other liabilities .......................        402,849         100,592          19,219
                                                                            ------------    ------------    ------------

     Net cash provided by operating activities ..........................     16,722,131       3,196,601      15,174,288
                                                                            ------------    ------------    ------------

     Cash flows from investing activities:

         Short term investments acquired ................................     (7,767,122)     (2,870,000)    (13,800,000)
         Short term investments matured .................................           --         8,870,000      12,800,000
         Investment in subsidiaries .....................................           --          (989,821)     (2,476,500)
                                                                            ------------    ------------    ------------
         Net cash provided by (used in) investing
              activities ................................................     (7,767,122)      5,010,179      (3,476,500)
                                                                            ------------    ------------    ------------

     Cash flows from financing activities:

         Proceeds from stock issued and other ...........................        (93,503)        525,433       1,351,618
         Cash dividends paid to stockholders ............................     (3,875,319)     (3,870,040)     (3,958,130)
         Net repurchase of common stock .................................         22,442         (20,573)    (10,922,760)
         Proceeds from borrowings .......................................           --         5,000,000       9,520,000
         Loan principal payments.........................................     (5,000,000)    (10,000,000)     (7,500,000)
                                                                            ------------    ------------    ------------
         Net cash used in financing activities ..........................     (8,946,380)     (8,365,180)    (11,509,272)
                                                                            ------------    ------------    ------------

     Net increase (decrease) in cash ....................................          8,629        (158,400)        188,516

     Cash at beginning of period ........................................         47,116         205,516          17,000
                                                                            ------------    ------------    ------------

     Cash at end of period...............................................   $     55,745    $     47,116    $    205,516
                                                                            ============    ============    ============



           The condensed financial information of NYMAGIC, INC. for the years ended December 31, 1999, 1998 and 1997 should be read in conjunction with the consolidated financial statements of NYMAGIC, INC. and subsidiaries and notes thereto.

                                  NYMAGIC, INC.
                  SCHEDULE V-VALUATION AND QUALIFYING ACCOUNTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


     COLUMN A                      COLUMN B          COLUMN C          COLUMN D         COLUMN E
--------------------------------------------------------------------------------------------------

     DESCRIPTION                   Balance at                                           Balance
                                   beginning                                            close of
                                   of period         Additions         Deductions       period
--------------------------------------------------------------------------------------------------


     December 31, 1999:
     Allowance for
        doubtful accounts......    $7,472,739        $2,158,060        $(1,309,411)     $8,321,388

     December 31, 1998:
     Allowance for
       doubtful accounts.......    $6,485,000        $1,456,160        $  (468,421)     $7,472,739

                                  NYMAGIC, INC.
  SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE
                                   OPERATIONS.
                                 (In Thousands)


                                                                                  CLAIMS AND CLAIMS  AMORTIZATION
                                                                                  EXPENSES INCURRED       OF        PAID
               DEFERRED     RESERVE FOR                                              RELATED TO        DEFERRED    CLAIMS
AFFILIATION     POLICY     UNPAID CLAIMS          UNEARNED   NET        NET       -----------------     POLICY      AND
   WITH      ACQUISITION    AND CLAIMS            PREMIUM   EARNED   INVESTMENT   CURRENT     PRIOR  ACQUISITION   CLAIMS  PREMIUMS
REGISTRANT      COSTS        EXPENSES   DISCOUNT  RESERVE  PREMIUMS    INCOME     YEAR        YEAR      COSTS     EXPENSES WRITTEN
-----------------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1999     $4,851  $425,469      --    $56,033  $56,155   $ 18,624    $48,838  $(12,183)   $11,077     $53,379  $56,106
CONSOLIDATED
SUBSIDIARIES

DECEMBER 31, 1998      4,277   401,584      --     46,879   76,023     20,729     69,703   (19,466)    10,107      58,983   72,728
CONSOLIDATED
SUBSIDIARIES

DECEMBER 31, 1997      5,567   388,402      --     55,188   87,537     21,304     72,322   (21,874)    16,583      55,483   62,221
CONSOLIDATED
SUBSIDIARIES

                                 EXHIBIT INDEX

3.1. Charter. (Incorporated by reference to Exhibit 3-1 to the Registrant's Registration Statement No. 33-27665.)

3.3.      Amended and Restated By-laws.

4.0. Specimen Certificate of common stock (Incorporated by reference to Exhibit 4 to the Registrant's Registration Statement No. 33-27665.)

10.2. Restated Management Agreement dated as of January 1, 1986, by and among Mutual Marine Office, Inc. and Arkwright-Boston Manufacturers Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Incorporated by reference to
          Exhibit 10.2 of the Registrant's Annual Report Form 1O-K for the fiscal year ended December 31, 1986 (Commission File No. 1-11238).)

10.2.2. Amendment to Restated Management Agreement, dated as of December 30, 1988, and among Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual
          Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit
          10.2.2. of the Registrant's Report on Form 8-K dated January 6, 1989 (Commission File No. 1-11238).)

10.2.3. Amendment to Restated Management Agreement, dated as of December 31, 1990, and among Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.2.3. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11238).)

10.4. Restated Management Agreement dated as of January 1, 1986, by and among Mutual Inland Marine Office, Inc. and Arkwright-Boston Manufacturers Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 1-11238).)

10.4.2. Amendment to Restated Management Agreement, dated as of December 30, 1988, and among Mutual Inland Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual
          Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Incorporated by reference to Exhibit
          10.4.2 of the Registrant's Report on Form 8-K, dated January 6, 1989 (Commission File No. 1-11238).)

10.4.3. Amendment to Restated Management Agreement, dated as of December 31, 1990, by and among Mutual Inland Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.4.3. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11238).)

10.6. Restated Management Agreement dated as of January 1, 1986, by and among Mutual Marine Office of the Midwest, Inc. and Arkwright-Boston Manufacturers Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 1-11238).)

10.6.2. Amendment to Restated Management Agreement dated as of December 30, 1988, by and among Mutual Marine Office of the Midwest, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.6.2 of the Registrant's Report on Form 8-K, dated January 6, 1989 (Commission File No. 1-11238).)

10.6.3. Amendment to Restated Management Agreement dated as of December 31, 1990, by and among Mutual Marine Office of the Midwest, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.6.3. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11238).)

10.8. Restated Management Agreement dated as of January 1, 1986, by and among Pacific Mutual Marine Office, Inc. and Arkwright-Boston Manufacturers Mutual Insurance Company, Lumber Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 1-11238).)

10.8.2. Amendment to Restated Management Agreement dated as of December 30, 1988, by and among Pacific Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Lumber Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to
          Exhibit 10.8.2 of the Registrant's Report on Form 8-K, dated January 6, 1989 (Commission File No. 1-11238).)

10.8.3. Amendment to Restated Management Agreement dated as of December 31, 1990, by and among Pacific Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.8.3. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11238).)

10.9 1991 Option Plan (Incorporated by reference the Registrant's Proxy Statement for its 1991 Annual Meeting of Shareholders (Commission File No. 1-11238).)

10.10     Form of Indemnification Agreement.



10.11     1999 NYMAGIC, INC. Phantom Stock Plan.

21.       Subsidiaries of the Registrant.

23.       Consent of KPMG LLP.

27.       Financial Data Schedule.