Form 10-Q
period 2000-03-31
NYMAGIC INC
filed 2000-05-15
CIK 847431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                                For Quarter Ended
                                  March 31,2000

                         Commission file number 1-11238
                   ------------------------------------------


                                  NYMAGIC, INC.
             (Exact name of registrant as specified in its charter)

                               New York 13-3534162
                  (State or other jurisdiction of (IRS Employer
               incorporation or organization) Identification No.)

                  330 Madison Avenue, New York, New York 10017
    ------------------------------------------------------------------------


               (Address of principal executive offices) (zip code)

                                  (212)551-0600
              (Registrant's telephone number, including area code)


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

   On April 1, 2000 there were 9,204,652 shares of common stock, $1.00 par value, outstanding.









                                  NYMAGIC, INC.
                                      INDEX



Part I.     FINANCIAL INFORMATION                           PAGE NO.
                                                            --------

     Consolidated Balance Sheets
        March 31, 2000 and December 31, 1999                     2

     Consolidated Statements of Income
        March 31, 2000 and March 31, 1999                        3

     Consolidated Statements of Cash Flows
        March 31, 2000 and March 31, 1999                        4

     Notes to Consolidated Financial Statements                  5

     Management's Discussion And Analysis of Financial
        Condition and Results of Operations                      8

     Quantitative and Qualitative Disclosures About
        Market Risk                                             10

Part II.    OTHER INFORMATION                                   11

                                  NYMAGIC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                     March 31,  December 31,
                                                      2000         1999
                              ASSETS
Investments:
Fixed maturities available for sale,
   at fair value (amortized cost
   $292,615,637 and $300,687,622)              $289,015,246    $297,293,353
Equity securities at fair value (cost
   $52,223,626 and $52,922,679)                  72,740,252      71,681,895
Short-term investments                           17,932,694      27,734,786
                                              -------------   -------------
   Total investments                            379,688,192     396,710,034
                                               ------------    ------------
Cash                                              1,432,974       1,016,945
Accrued investment income                         4,351,891       5,195,227
Premiums and other receivables, net              55,789,525      56,003,308
Reinsurance receivables                         280,292,508     255,761,760
Deferred policy acquisition costs                 5,409,693       4,850,587
Prepaid reinsurance premiums                     29,603,824      28,597,355
Deferred income taxes                             7,783,600       9,311,335
Property, improvements and equipment, net         1,689,303       1,792,876
Other assets                                      6,217,144       5,064,631
                                            --------------- ---------------
   Total assets                                $772,258,654    $764,304,058
                                               ============    ============

                                   LIABILITIES
Unpaid losses and loss adjustment expenses     $433,717,809    $425,469,125
Reserve for unearned premiums                    52,853,397      56,033,281
Ceded reinsurance payable                        34,688,545      29,445,275
Notes payable                                    11,208,413      12,458,413
Other liabilities                                11,038,152       8,787,820
Dividends payable                                   922,465         967,785
                                              -------------   -------------
   Total liabilities                            544,428,781     533,161,699
                                              -------------     -----------

                              SHAREHOLDERS' EQUITY
Common stock                                     15,017,892      15,017,892
Paid-in capital                                  27,935,907      27,935,907
Accumulated other comprehensive income           11,090,169       9,931,438
Retained earnings                               222,309,573     220,736,910
                                              -------------    ------------
                                                276,353,541     273,622,147
Treasury stock, at cost,
   5,813,240 and 5,340,040 shares               (48,523,668)    (42,479,788)
                                           ---------------------------------

   Total shareholders' equity                   227,829,873     231,142,359
                                              -------------   -------------
   Total liabilities and shareholders' equity  $772,258,654    $764,304,058
                                               ============    ============







The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                                                        Three months ended
                                                           March 31,
                                                      2000            1999
                                                      ----            ----
Revenues:

Net premiums earned                             $20,069,680     $13,542,141
Net investment income                             4,581,325       4,692,422
Realized investment gains                         2,431,525       4,494,067
Commission and other income                          48,992          52,960
                                              -----------------------------

      Total revenues                             27,131,522      22,781,590
                                               ------------    ------------

Expenses:

Net losses and loss adjustment expenses incurred 15,306,917       7,499,047
Policy acquisition expenses                       3,198,278       2,746,563
General and administrative expenses               4,957,925       5,745,558
Interest expense                                    209,577         289,593
                                              -------------    ------------

      Total expenses                             23,672,697      16,280,761
                                                -----------      ----------

Income before income taxes                        3,458,825       6,500,829
                                                  ---------       ---------
Income taxes:
   Current                                           63,940       1,157,355
   Deferred                                         899,757         191,399
                                                    -------         -------
      Total income taxes                            963,697       1,348,754
                                                   --------      ----------

   Net income                                  $  2,495,128      $5,152,075
                                               ============      ==========

Weighted average shares of common stock
outstanding-basic                                 9,471,844       9,685,492

   Basic income per share                  $            .26 $          . 53
                                           ================ ===============

Weighted average shares of common
stock outstanding-diluted                         9,471,844       9,685,492
   Diluted income per share                $            .26 $          . 53
                                           ================ ===============

   Dividends declared per share            $            .10  $          .10
                                            ===============  ==============











The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                     Three months ended
                                                           March 31,
                                                      2000            1999
                                                      ----            ----
Cash flows from operating activities:
   Net income                                  $  2,495,128   $   5,152,075
                                               ------------   -------------
Adjustments to reconcile net income to net cash used in operating activities:
   Provision for deferred taxes                     899,757         191,399
   Realized investment gains                     (2,431,525)     (4,494,067)
   Net bond amortization                            370,456         592,207
   Depreciation and other, net                      136,432         162,568

Changes in:
   Premiums and other receivables                   213,783       5,836,684
   Reinsurance receivables                      (24,530,748)     (4,677,697)
   Ceded reinsurance payable                      5,243,270      (6,973,813)
   Accrued investment income                        843,336         984,835
   Deferred policy acquisition costs               (559,106)       (100,061)
   Prepaid reinsurance premiums                  (1,006,469)      1,842,224
   Other assets                                  (1,152,513)        411,538
   Unpaid losses and loss adjustment expenses     8,248,684      (6,710,195)
   Reserve for unearned premiums                 (3,179,884)     (4,582,564)
   Other liabilities                              2,250,332      (2,281,190)
   Other                                             (7,514)        (95,523)
                                                      ------         -------
      Total adjustments                         (14,661,709)    (19,893,655)
                                             ---------------    ------------

Net cash used in operating activities           (12,166,581)    (14,741,580)
                                                 -----------     -----------

Cash flows from investing activities:
   Fixed maturities acquired                     (4,887,652)    (20,958,403)
   Equity securities acquired                   (14,042,323)    (16,838,238)
   Fixed maturities  matured                     10,546,615      13,169,208
   Fixed maturities  sold                         2,133,686      17,622,860
   Equity securities sold                        17,309,806      18,698,744
   Net sale of short-term investments             9,817,002       5,446,391
   Acquisition of property, equipment
      and improvements                              (32,859)       (119,573)
                                                ------------   -------------
Net cash provided by investing activities        20,844,275      17,020,989
                                                 ----------      ----------

Cash flows from financing activities:
   Cash dividends paid                             (967,785)       (968,549)
   Net repurchase of common stock                (6,043,880)        -------
   Loan principal repayments                     (1,250,000)     (1,250,000)
                                               -------------   -------------
Net cash used in financing activities            (8,261,665)     (2,218,549)
                                                 -----------     -----------

Net increase in cash                                 416,029         60,860
Cash at beginning of period                        1,016,945      1,583,390
                                           ------------------     ---------
Cash at end of period                       $      1,432,974  $   1,644,250
                                            ================  =============

The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.

                Notes to Consolidated Financial Statements




1) The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary for a fair presentation of results for such periods. Adjustments to financial statements consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2) The Company's subsidiaries include two domestic insurance companies, three domestic agency subsidiaries, and Syndicate 1265. The Company considers these operating companies as appropriate segments for purposes of evaluating the Company's overall performance. The Company evaluates revenues and income or loss by these segments. Revenues include premiums earned, commissions income, and investment income. Net income or loss includes total revenues, less the sum of losses incurred, policy acquisition costs, other expenses, and income taxes.

   The prior year's segment disclosure has been restated to conform to the current year's presentation as a result of management's reassessment of its main business segments.

   The financial information by segment is as follows:

                                                     Three months ended
                                                          March 31,
                                                   2000           1999
                                                  ------          ----
                                                      (in thousands)
   Revenues, excluding net investment income and realized gains:
      Domestic Insurance Companies/Agencies      $11,214       $ 14,017
      Syndicate 1265                              10,091          1,180
      Other (includes corporate operations and
          consolidating adjustments)              (1,186)        (1,602)
                                                  ------        -------
      Total                                      $20,119        $13,595
                                                 =======         ======

   Net investment income:
      Domestic Insurance Companies/Agencies      $ 4,300        $ 4,500
      Syndicate 1265                                 257            192
      Other (includes corporate operations and
          consolidating adjustments)                  24          -----
                                                 -------        -------
      Total                                      $ 4,581        $ 4,692
                                                  ======          =====

                                  NYMAGIC, INC.

                Notes to Consolidated Financial Statements


                                                Three months ended
                                                      March 31,
                                                2000              1999
                                               -----              ----
                                                    (in thousands)
   Realized gains (losses) on investments:
      Domestic Insurance Companies/Agencies   $ 2,512           $ 4,494
      Syndicate 1265                              (80)            -----
                                                -----             -----
      Total                                   $ 2,432           $ 4,494
                                               ======             =====

   Income (loss) before tax expense:
      Domestic Insurance Companies/Agencies   $ 5,639           $ 7,450
      Syndicate 1265                           (1,388)             (261)
      Other (includes corporate operations and
          consolidating adjustments)             (792)             (688)
                                               ------             -----
      Total                                   $ 3,459           $ 6,501
                                                =====             =====

   Income tax expense (benefit):
      Domestic Insurance Companies/Agencies   $ 1,406           $ 1,669
      Syndicate 1265                             (176)              (85)
      Other (includes corporate operations and
          consolidating adjustments)             (266)             (235)
                                               ------            ------
      Total                                   $   964           $ 1,349
                                                =====             =====

   Net income (loss):
      Domestic Insurance Companies/Agencies   $ 4,233           $ 5,781
      Syndicate 1265                           (1,212)             (175)
      Other (includes corporate operations and
          consolidating adjustments)             (526)             (454)
                                               -------         --------
      Total                                   $ 2,495           $ 5,152
                                               ======            ======

                                  NYMAGIC, INC.

                Notes to Consolidated Financial Statements



3) The Company's comparative comprehensive income is as follows:

                                                   Three months ended
                                                        March 31,
                                                      2000     1999
                                                     (in thousands)

   Net income                                       $ 2,495  $5,152
   Other comprehensive income (loss), net of tax:
      Unrealized gains on securities, net of
        deferred tax expense of  $(1,479) and $(103)  2,747     191
      Less: reclassification adjustment for
        gains realized in net income, net of
        tax expense of $(851) and $(1,573)            1,580   2,921
      Foreign currency translation adjustment            (8)    (96)
                                                     ------  ------
            Other comprehensive income (loss)         1,159  (2,826)
                                                     ------  ------

   Total comprehensive income                        $3,654  $2,326
                                                      =====   =====

                                  NYMAGIC, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

   Results of Operations

   Net income for the three months ended March 31, 2000, was $2,495,000 or $.26 per share on a diluted basis compared with $5,152,000 or $.53 per share for the first quarter of 1999. Operating income, which excludes the effects of realized investment gains after taxes, was $915,000, or $.10 per share, for the first quarter of 2000, versus $2,231,000, or $.23 per share, for the same period of the prior year. The decline in operating income largely reflects the loss activity derived from the Company's interest in Lloyd's Syndicate 1265. Diluted income per share was reduced in 2000 by $.13 resulting from net losses attributable to Syndicate 1265 as compared to net losses of $.02 per share in 1999.

   Net premiums earned grew by 48% for the first quarter of 2000 when compared to the prior year's comparable period. The current year's premiums include approximately $7.4 million relating to a one-time assumption of ocean marine and casualty premiums emanating from the participation in Syndicate 1265. Overall, premiums earned from Syndicate 1265 grew to $10.1 million in 2000 from $1.1 million in the prior year's comparable period. The domestic insurance companies segment reported a 20% decrease in earned premium and reflected very competitive underwriting conditions in the ocean marine and aviation lines of business caused by excess industry capacity. Consequently, ocean marine premiums decreased by 24% as a result of the competitive rate environment. However, aviation net premiums earned increased by 77% in 2000 and largely reflects the earnings resulting from rate increases and line size increases obtained during the 1999 calendar year. In addition, the Company's net loss retention in the aviation line increased from $225,000 in 1999 to a maximum of $3,000,000 per loss or occurrence effective with policies incepting January 1, 2000 and subsequent. The increase in net loss retention will also have the impact of increasing net premiums earned throughout 2000. The other liability line decreased in 2000 due to declines in premium production.

   Net losses and loss adjustment expenses incurred as a percentage of net premiums earned were 76.3% for the three months ended March 31, 2000 as compared to 55.4% for the first quarter of 1999. The transaction involving the assumption of premiums in 2000 was recorded at a loss ratio of approximately 100% and had the effect of increasing the overall loss ratio. In addition, larger losses from the underwriting operations of Syndicate 1265 further contributed to an overall increase. Despite increases in both the frequency and severity of losses in the aviation line of business, a lower aviation loss ratio was recorded in 2000 which reflected the impact of the increase in earned premiums. The Company's domestic insurance companies recorded favorable net loss experience in the ocean marine line comparable to the prior year's first quarter.

   Policy acquisition costs as a percentage of net premiums earned for the three months ended March 31, 2000 were 15.9% as compared with 20.3% for the same period of the prior year. The decrease in the ratio is primarily attributable to the effect of the one time assumption of premiums in 2000 which was written for a nominal expense. Absent this one time item, such ratio would have increased to approximately 23.8% and reflects higher acquisition costs derived from Syndicate 1265 business as well as larger expenses in the aviation line which do not have the benefit of ceded override commissions for business incepting in 2000.

                                  NYMAGIC, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS CONTINUED


   Interest expense decreased to $210,000 for the three months ended March 31, 2000 from $290,000 for the same period of the prior year as a result of a decrease in average loan principal outstanding.

   Net investment income for the three months ended March 31, 2000 decreased slightly to $4,581,000 from $4,692,000 for the prior year's comparable period. The decline was principally caused by a reduction in invested assets offset by higher yields on investments.

   General and administrative expenses decreased by 14% in 2000 when compared to the first quarter of 1999. The prior year's first quarter included higher expenses incurred in connection with employee benefit plans.

   Realized investment gains were $2,432,000 and $4,494,000 for the three months ended March 31, 2000 and 1999, respectively, and each resulted mainly from the sale of appreciated equity securities.

   Total income taxes as a percentage of income before taxes increased to 27.9% in 2000 from 20.7% in 1999 and is largely the result of increases in the valuation account for deferred income taxes with respect to income tax carryforwards.


   Liquidity and Capital Resources


   Total investments decreased to $379.7 million at March 31, 2000 primarily due to reductions in the investment portfolio to fund both the payment of various underwriting losses on a gross basis and the repurchase of shares of common stock. These payments of funds in 2000 contributed to cash flow used in operations of $12.2 million. During the first quarter of 2000, the Company repurchased 473,200 shares of common stock, under the Company's Common Stock Repurchase Plan, for a total cost of approximately $6.0 million.

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

                                  NYMAGIC, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS CONTINUED



      Quantitative and Qualitative Disclosures About Market Risk

      The investment portfolio has exposure to market risks which includes the effect of adverse changes in interest rates, credit quality, equity prices and foreign exchange rates on the portfolio. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Foreign currency risk includes exposure to changes in foreign exchange rates on the market value and interest income of foreign denominated investments. Equity risk includes the potential loss from changes in the fair value of equity securities. There have been no material changes to the Company's exposure to market risks during the quarter as compared to those disclosed in the Company's financial statements for the year ended December 31, 1999.


             Other Matters

             As of March 31, 2000, there have been no material changes to the litigation matters disclosed in the Company's financial statements for the year ended December 31, 1999.



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


      Such statements are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings, cash flows, plans for future operations, common stockholders' equity, investments, capital plans, dividends, plans relating to products or services, and estimates concerning the effects of litigation or other disputes, as well as assumptions of any of the foregoing and are generally expressed with words such as "believes," "estimates," "expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have" and similar expressions.

                           PART II - OTHER INFORMATION




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits
     None

(b)  Reports on Form 8-K
     There were no reports on Form 8-K filed for the three months ended March 31, 2000.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NYMAGIC, INC.
                                  (Registrant)



Date:  May 15, 2000                                    /s/ Robert W. Bailey
       ------------                                   ----------------------
                                                           Robert W. Bailey
                                                      (Chief Executive Officer)


                                                       /s/ Thomas J. Iacopelli
                                                      ----------------------
                                                           Thomas J. Iacopelli
                                                      (Chief Financial Officer)