Form 10-Q
period 2000-06-30
NYMAGIC INC
filed 2000-08-15
CIK 847431

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended                      June 30, 2000

Commission file number                   1-11238
                      ------------------------------------------

                                       NYMAGIC,INC.

            (Exact name of registrant as specified in its charter)

                   New York                           13-3534162

(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                       Identification No.)


                 330 Madison Avenue, New York, New York  10017
                 ---------------------------------------------
              (Address of principal executive offices)  (zip code)

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

   On July 1, 2000 there were 9,157,526 shares of common stock, $1.00 par value outstanding.

                                  NYMAGIC, INC.

                                      INDEX

Part I.     FINANCIAL INFORMATION:                          PAGE NO.
                                                            --------

     Consolidated Balance Sheets
        June 30, 2000 and December 31, 1999                      2

     Consolidated Statements of Income
        Six months ended June 30, 2000 and
           June 30, 1999                                         3

     Consolidated Statements of Income
        Three months ended June 30, 2000 and                     4
           June 30, 1999

     Consolidated Statements of Cash Flows
        Six months ended June 30, 2000 and
           June 30, 1999                                         5

     Notes to Consolidated Financial Statements                  6

     Management's Discussion and Analysis of Financial
        Condition and Results of Operations                      9

Part II.    OTHER INFORMATION                                   12

                                  NYMAGIC, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (unaudited)



                                                  June 30,     December 31,
                                                    2000             1999
                                                    ----             ----
                              ASSETS

Investments:

Fixed maturities available for sale,
   at fair value (amortized cost
   $275,113,500 and $300,687,622)              $271,917,252    $297,293,353
Equity securities at fair value (cost
   $50,205,538 and $52,922,679)                  67,328,120      71,681,895
Short-term investments                           20,932,645      27,734,786
                                              -------------   -------------
   Total investments                            360,178,017     396,710,034
                                               ------------    ------------
Cash                                              1,863,806       1,016,945
Accrued investment income                         4,886,397       5,195,227
Premiums and other receivables, net              52,840,511      56,003,308
Reinsurance receivables                         287,482,750     255,761,760
Deferred policy acquisition costs                 6,443,924       4,850,587
Prepaid reinsurance premiums                     25,097,685      28,597,355
Deferred income taxes                             8,903,569       9,311,335
Property, improvements and equipment, net         1,703,681       1,792,876
Other assets                                      6,920,665       5,064,631
                                              -------------    ------------
   Total assets                                $756,321,005    $764,304,058
                                               ============    ============

                              LIABILITIES & SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses     $429,462,258    $425,469,125
Reserve for unearned premiums                    51,327,796      56,033,281
Ceded reinsurance payable                        32,195,481      29,445,275
Notes payable                                     9,958,413      12,458,413
Other liabilities                                 7,278,220       8,787,820
Dividends payable                                   915,753         967,785
                                              -------------     -----------
   Total liabilities                            531,137,921     533,161,699
                                              -------------     -----------

Common stock                                     15,017,892      15,017,892
Paid-in capital                                  27,977,509      27,935,907
Accumulated other comprehensive income            8,911,444       9,931,438
Retained earnings                               222,480,949     220,736,910
                                              -------------   -------------
                                                274,387,794     273,622,147
Treasury stock, at cost, 5,860,366 and
   5,340,040 shares                             (49,204,710)    (42,479,788)
                                              --------------   ------------

   Total shareholders' equity                   225,183,084     231,142,359
                                              -------------   -------------
   Total liabilities and shareholders' equity  $756,321,005    $764,304,058
                                               ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

                                                  Six months ended June 30,
                                                      2000            1999
                                                      ----            ----
Revenues:

Net premiums earned                             $35,374,423     $26,297,810
Net investment income                             8,932,895       9,311,579
Realized investment gains                         3,006,069       6,463,698
Commission and other income                         273,554         306,240
                                                    -------     -----------

      Total revenues                             47,586,941      42,379,327
                                               ------------      ----------

Expenses:

Net losses and loss adjustment expenses incurred 26,504,518      15,862,723
Policy acquisition expenses                       6,543,167       5,376,623
General and administrative expenses               9,550,384      10,371,714
Interest expense                                    398,015         598,686
                                              -------------         -------

      Total expenses                             42,996,084      32,209,746
                                                -----------      ----------

Income before income taxes                        4,590,857      10,169,581
                                                  ---------      ----------
Income taxes:
   Current                                           62,068         988,639
   Deferred                                         946,532         745,391
                                                -----------         -------
      Total income taxes                          1,008,600       1,734,030
                                                -----------       ---------

   Net income                                   $ 3,582,257     $ 8,435,551
                                                ===========     ===========

Weighted average shares of common stock
outstanding-basic                                 9,330,742       9,694,768

   Basic earnings per share                     $       .38     $       .87
                                                ===========     ===========

Weighted average shares of common stock
outstanding-diluted                               9,330,742       9,694,768

   Diluted earnings per share                   $       .38    $        .87
                                                ===========    ============


   Dividends declared per share                 $       .20    $        .20
                                                ===========    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

                                                Three months ended June 30,
                                                       2000           1999
                                                       ----           ----
Revenues:

Net premiums earned                             $15,304,743     $12,755,669
Net investment income                             4,351,570       4,619,157
Realized investment gains                           574,544       1,969,631
Commission and other income                         224,562         253,280
                                              -------------    ------------

      Total revenues                             20,455,419      19,597,737
                                               ------------    ------------

Expenses:

Net losses and loss adjustment expenses incurred 11,197,601       8,363,676
Policy acquisition expenses                       3,344,889       2,630,060
General and administrative expenses               4,592,459       4,626,156
Interest expense                                    188,438         309,093
                                              -------------    ------------

      Total expenses                             19,323,387      15,928,985
                                               ------------      ----------

Income before income taxes                        1,132,032       3,668,752
                                              -------------     -----------
Income taxes:
   Current                                           (1,872)       (168,716)
   Deferred                                          46,775         553,992
                                              -------------         -------
      Total income taxes                             44,903         385,276
                                                  ---------       ---------


   Net income                                  $  1,087,129     $ 3,283,476
                                               ============     ===========

Weighted average shares of common stock
outstanding-basic                                 9,189,639       9,693,499

   Basic earnings per share                    $        .12     $       .34
                                               ============     ===========

Weighted average shares of common stock
outstanding-diluted                               9,189,639       9,693,499

   Diluted earnings per share                  $        .12     $       .34
                                               ============     ===========

   Dividends declared per share                $        .10     $       .10
                                               ============     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                   Six months ended June 30,
                                                     2000             1999
                                                     ----             ----
Cash flows from operating activities:

   Net income                                   $ 3,582,257     $ 8,435,551
                                                -----------     -----------
Adjustments to reconcile net income to net cash used in operating activities:

   Provision for deferred taxes                     946,532         745,391
   Realized investment gains                     (3,006,069)     (6,463,698)
   Net bond amortization                            716,695       1,169,256
   Depreciation and other, net                      290,485         326,893
Changes in:
   Premiums and other receivables                 3,162,797       3,179,813
   Reinsurance receivables                      (31,720,990)     (4,170,266)
   Ceded reinsurance payable                      2,750,206      (4,623,635)
   Accrued investment income                        308,830         293,003
   Deferred policy acquisition costs             (1,593,337)       (430,770)
   Prepaid reinsurance premiums                   3,499,670       4,604,218
   Other assets                                  (1,856,034)     (1,679,447)
   Unpaid losses and loss adjustment expenses     3,993,133     (12,416,400)
   Reserve for unearned premiums                 (4,705,485)     (6,710,741)
   Other liabilities                             (1,509,600)     (3,038,579)
   Other                                            (19,429)       (144,422)
                                                ------------    ------------
      Total adjustments                         (28,742,596)    (29,359,384)
                                                ------------    ------------

Net cash used in operating activities           (25,160,339)    (20,923,833)
                                                ------------    ------------

Cash flows from investing activities:

   Fixed maturities acquired                     (6,032,786)    (36,157,918)
   Equity securities acquired                   (23,077,126)    (29,412,646)
   Net sale of short-term investments             6,810,797       7,003,732
   Fixed maturities matured                      13,413,713      16,146,577
   Fixed maturities sold                         17,161,649      35,193,375
   Equity securities sold                        29,005,813      32,878,536
   Acquisition of property, improvements and
        equipment                                  (201,290)       (143,094)
                                               ------------      ----------
Net cash provided by investing activities        37,080,770      25,508,562
                                               ------------      ----------

Cash flows from financing activities:

   Proceeds from stock issuance and other            41,602          ------
   Cash dividends paid to stockholders           (1,890,250)     (1,937,098)
   Net sale (repurchase) of common stock         (6,724,922)        149,821
   Loan principal repayments                     (2,500,000)     (2,500,000)
                                               -------------    -----------
Net cash used in financing activities           (11,073,570)     (4,287,277)
                                              --------------    -----------

Net increase  in cash                               846,861         297,452
Cash at beginning of period                       1,016,945       1,583,390
                                               ------------       ---------
Cash at end of period                           $ 1,863,806     $ 1,880,842
                                                ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.

                  Notes to Consolidated Financial Statements

                             June 30, 2000 and 1999

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

2) The Company's subsidiaries include two domestic insurance companies, three domestic agencies and Syndicate 1265. The Company considers these operating companies as appropriate segments for purposes of evaluating the Company's overall performance. The Company evaluates revenues and income or loss by these segments. Revenues include premiums earned, commissions income, and investment income. Net income or loss includes total revenues, less the sum of losses incurred, policy acquisition costs, other expenses, and income taxes.

   The prior year's segment disclosure has been restated to conform to the current year's presentation as a result of management's reassessment of its main business segments.

   The financial information by segment is as follows:

                                           Six months ended  Three months ended
                                                 June 30,          June 30,

                                             2000     1999       2000    1999
                                             ----     ----       ----    ----
                                                       (in thousands)

 Revenues, excluding net investment income and realized gains:
    Domestic Insurance Companies/Agencies $24,385    $25,836   $13,171  $11,820
    Syndicate 1265                         14,137      3,559     4,047    2,379
    Other (includes corporate operations
      and consolidating adjustments)       (2,874)    (2,791)   (1,689)  (1,190)
                                           ------     -------    ------  -------
    Total                                 $35,648    $26,604   $15,529  $13,009
                                          =======    =======    =======  =======

Net investment income:
    Domestic Insurance Companies/Agencies $ 8,390    $ 8,940   $ 4,090  $ 4,440
    Syndicate 1265                            512        372       255      179
    Other (includes corporate operations
       and consolidating adjustments)          31       ----         7    -----
                                           ------     ------   -------    ------
    Total                                 $ 8,933    $ 9,312   $ 4,352  $ 4,619
                                          =======    =======   =======  =======

                                  NYMAGIC, INC.

                  Notes to Consolidated Financial Statements

                             June 30, 2000 and 1999

                                          Six months ended   Three months ended
                                                June 30,             June 30,

                                             2000     1999       2000     1999
                                             ----     ----       ----     ----

                                                      (in thousands)

 Realized gains (losses) on investments:
    Domestic Insurance Companies/Agencies $ 3,063   $ 6,509    $  552   $ 2,015
    Syndicate 1265                            (57)      (45)       23       (45)
                                          -------    ------      ------   ------
    Total                                 $ 3,006   $ 6,464    $  575   $ 1,970
                                           ======    =====      =====    ======

Income (loss) before tax expense:
    Domestic Insurance Companies/Agencies $ 8,940   $12,595    $3,302   $ 5,145
    Syndicate 1265                         (2,681)     (781)   (1,293)     (521)
    Other (includes corporate operations
       and consolidating adjustments)      (1,668)   (1,644)     (877)     (956)
                                          -------   -------    ------   -------
    Total                                 $ 4,591   $10,170    $1,132   $ 3,668
                                           ======   =======    ======   =======



Income tax expense (benefit):
    Domestic Insurance Companies/Agencies $ 1,988   $ 2,543    $  583   $   874
    Syndicate 1265                           (430)     (267)     (254)     (182)
    Other (includes corporate operations
       and consolidating adjustments)        (549)     (542)     (284)     (307)
                                            ------    ------     -----   ------
    Total                                 $ 1,009   $ 1,734    $   45   $   385
                                           ======    ======    ======   =======

Net income (loss):
    Domestic Insurance Companies/Agencies $ 6,952   $10,052    $2,719   $ 4,271
    Syndicate 1265                         (2,251)     (514)   (1,039)     (339)
    Other (includes corporate operations
       and consolidating adjustments)      (1,119)   (1,102)     (593)     (649)
                                          -------  --------   -------   -------
    Total                                 $ 3,582   $ 8,436    $1,087   $ 3,283
                                           ======   =======    ======   =======

                                  NYMAGIC, INC.

                        Notes to Consolidated Financial Statements

                             June 30, 2000 and 1999

3) The Company's comparative comprehensive income is as follows:

                                          Six months ended    Three months ended
                                                June 30,          June 30,

                                             2000     1999       2000     1999
                                             ----     ----       ----     ----


                                                     (in thousands)

   Net income                             $ 3,582  $8,436      $ 1,087  $ 3,283
   Other comprehensive  loss, net of tax:
      Unrealized gains (losses) on securities, net of
        deferred tax benefit (expense) of
        $513, $(359) and $(966), $(462)       953    (667)      (1,793)    (858)
      Less: reclassification adjustment for
        gains realized in net income, net of
        tax expense of $(1,052), $(2,262)
        and $(201), $(690)                  1,954   4,202          374    1,281
      Foreign currency translation adjustment (19)   (144)         (12)     (49)
                                            ------  ------      ------- -------
            Other comprehensive loss       (1,020) (5,013)      (2,179)  (2,188)
                                            ------- ------      ------- -------
   Total comprehensive income (loss)       $2,562  $3,423      $(1,092) $ 1,095
                                            =====   =====       =======  ======

                                  NYMAGIC, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

Results of Operations

   Net income for the three months ended June 30, 2000, was $1.1 million, or $.12 per diluted share, compared with $3.3 million, or $.34 per diluted share, for the second quarter of 1999. Net income for the six months ended June 30, 2000, was $3.6 million, or $.38 per diluted share, compared with $8.4 million, or $.87 per share for the six months ended June 30, 1999.

   Operating income, which excludes the effects of realized investment gains after taxes, was $714,000, or $.08 per diluted share, for the second quarter of 2000, compared with $2,003,000, or $.21 per diluted share, for the same period of the prior year. For the first six months of 2000, operating income was $1,628,000, or $.17 per diluted share compared with $4,234,000, or $.44 per diluted share, for the first half of 1999. The decline in operating income largely reflects the loss activity derived from the Company's interest in Lloyd's Syndicate 1265. Net earnings were reduced by Syndicate 1265 losses for the six months and second quarter ended June 30, 2000 by $.24 per diluted share and $.11 per diluted share, respectively. This compares with $.05 per diluted share and $.03 per diluted share, respectively, for the same periods in 1999.

   Net premiums earned increased by 35% and 20% for the six months ended and three months ended June 30, 2000, respectively, when compared to the same periods of the prior year. The current year's first six months premiums include approximately $7.4 million relating to a one-time assumption of ocean marine and casualty premiums emanating from the participation in Syndicate 1265. Overall, net premiums earned from Syndicate 1265 grew to $14.1 million for the six months ended June 30, 2000 from $3.4 million in the prior year's comparable period.

   Further contributing to premiums earned in the second quarter of 2000 were increases in both the aviation and ocean marine lines of business derived from the domestic insurance companies segment. Overall, the domestic insurance companies reported an 8% increase for the second quarter ended June 30, 2000 when compared to the prior year's second quarter. The increase in aviation net premiums earned in 2000 largely reflects the earnings process resulting from rate increases and line size increases obtained during the latter half of 1999. In addition, the Company's net loss retention in the aviation line increased from $225,000 in 1999 to a maximum of $3,000,000 per loss or occurrence effective with policies incepting January 1, 2000 and subsequent. The increase in net loss retention will also have the impact of increasing net premiums earned throughout 2000. Ocean marine premiums increased as a result of additional production in the hull and cargo classes and rates firming. The other liability line decreased in 2000 due to declines in premium production.

   Net losses and loss adjustment expenses incurred as a percentage of net premiums earned were 73.2% for the three months ended June 30, 2000 as compared to 65.6% for the second quarter of 1999. For the six months ended June 30, 2000, such ratio was 74.9% as compared to 60.3% for the same period of the prior year. The transaction involving the assumption of premiums in 2000 was recorded at a loss ratio of approximately 100% and had the effect of increasing the six month overall loss ratio. In addition, larger losses from the underwriting operations of Syndicate 1265 further contributed to the overall higher loss ratio in 2000. Despite increases in both the frequency and severity of losses in the aviation line of business, a lower aviation loss ratio was recorded in 2000 which reflected the beneficial impact of the increase in aviation earned premiums. The Company's domestic insurance companies recorded favorable net loss experience in the ocean marine line comparable to the prior year's period.

                                  NYMAGIC, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

   Policy acquisition costs as a percentage of net premiums earned for the three months ended June 30, 2000 were 21.9% as compared with 20.6% for the same period of the prior year. The same ratio was 18.5% for the six months ended June 30, 2000 as compared with 20.4% for the same period in 1999. The decrease in the ratio for the first six months in 2000 is primarily attributable to the effect of the one time assumption of premiums which was written for a nominal expense. Absent this one time item, such ratio would have increased to approximately 22.9% and reflects higher acquisition costs derived from Syndicate 1265 business as well as larger expenses in the aviation line which do not have the benefit of ceded override commissions for business incepting in 2000.

    Net investment income for the second quarter and six months ended June 30, 2000 decreased by 6% and 4%, respectively, from the level of net investment income achieved in the same periods of 1999. The decline was principally caused by a reduction in invested assets, however, offset by higher yields on investments.

   General and administrative expenses decreased by 8% in 2000 when compared to the first six months of 1999. The prior year's amounts included larger expenses incurred in connection with employee benefit plans.

   Realized investment gains were $3,006,000 and $6,464,000 for the six months ended June 30, 2000 and 1999, respectively, and each resulted mainly from the sale of appreciated equity securities.

   Interest expense decreased to $398,000 for the six months ended June 30, 2000 from $599,000 for the same period of the prior year primarily as a result of a decrease in loan principal outstanding.

   Total income taxes as a percentage of income before taxes increased to 22.0% for the six months ended June 30, 2000 from 17.1% for the same period of the prior year and is largely the result of increases in the valuation account for deferred income taxes with respect to income tax carryforwards.

     Reinsurance receivables increased to $287.5 million as of June 30, 2000 due to additional reinsurance receivables generated from large severity losses in the aviation and ocean marine lines of business during the first half of 2000.

   Liquidity and Capital Resources

     Total investments decreased to $360.2 million at June 30, 2000 primarily due to reductions in the investment portfolio to fund both the payment of various underwriting losses on a gross basis and the repurchase of shares of common stock. Such gross loss payments contributed to cash flow used in operations of $25.2 million in 2000.

   During 2000, the Company repurchased 529,400 shares of common stock, under the Company's Common Stock Repurchase Plan, for a total cost of approximately $6.9 million. In connection with the Board of Directors annual compensation program, the Company issued 9,074 shares of common stock held in treasury to its members.

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

      Other Matters

             As of June 30, 2000, there have been no material changes to the litigation matters disclosed in the Company's financial statements for the year ended December 31, 1999.

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

                           PART II - OTHER INFORMATION

ITEM 4 - Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 16, 2000. The following matters were voted upon by the Company's shareholders:

(1) Directors. The following persons were elected as Class II Directors of the Board of Directors, each to hold office for the following three years (the term of which was subsequently amended in proposal 2):

                                        Total votes for    Total votes withheld
                                        each Director      for each Director
                                        ---------------    --------------------
     Jonathan S. Bannett                6,432,228          626,915
     Mark W. Blackman                   6,433,088          626,055
     Charles A. Mitchell                6,433,088          626,055
     William R. Scarbrough              6,433,088          626,055
     Louise B. Tollefson                6,432,888          626,255

     The following is a list of the other Directors whose terms of office as directors continued after the meeting:

     John R. Anderson
     Robert W. Bailey
     John N. Blackman, Jr.
     Jean H. Goulding
     John Kean, Jr.
     Costa N. Kensington
     William A. Thorne
     Louise B. Tollefson
     Edward J. Waite, III
     Glenn R. Yanoff


(2) Amendment of the Certificate of Incorporation. An amendment to the Company's Certificate of Incorporation to eliminate the requirement that the Directors be divided into three classes was approved.

                FOR         AGAINST         ABSTAIN         NON-VOTE
                ---         -------         -------         --------
                5,726,875   604,485         1,275           2,872,017

     The term of office for all Directors listed above will expire at the Annual Meeting of Shareholders to be held in 2001.

(3) Election of Independent Public Accountants. KPMG LLP were elected as the Company's independent public accountants for the current fiscal year of the Company.

                FOR         AGAINST         ABSTAIN         NON-VOTE
                ---         -------         -------         --------
                7,055,008   3,135           1,000           2,145,509

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     No.        Description
     ---        -----------
     27         Financial data Schedule

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed for the three months ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NYMAGIC, INC.

                                  (Registrant)

Date:      August 15, 2000
       -------------------


                                                       /s/ Robert W. Bailey
                                                   ---------------------------
                                                        Robert W. Bailey
                                                      (Chief Executive Officer)


                                                       /s/ Thomas J. Iacopelli
                                                   ---------------------------
                                                        Thomas J. Iacopelli
                                                      (Chief Financial Officer)