Form 10-Q
period 2000-09-30
NYMAGIC INC
filed 2000-11-15
CIK 847431

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                                For Quarter Ended

                                September 30,2000

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

   On October 1, 2000 there were 9,157,526 shares of common stock, $1.00 par value outstanding.


























                                  NYMAGIC, INC.

                                      INDEX

Part I.     FINANCIAL INFORMATION                           PAGE NO.
                                                            --------

     Consolidated Balance Sheets

        September 30, 2000 and December 31, 1999                 2

     Consolidated Statements of Income
        Nine months ended September 30, 2000 and

        September 30, 1999                                       3

     Consolidated Statements of Income

        Three months ended September 30, 2000 and                4
            September 30, 1999

     Consolidated Statements of Cash Flows
        Nine months ended September 30, 2000 and

        September 30, 1999                                       5

     Notes to Consolidated Financial Statements                  6

     Management's Discussion and Analysis of Financial
        Condition and Results of Operations                      9

Part II.    OTHER INFORMATION                                   12

                                  NYMAGIC, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (unaudited)

                                                  September 30,    December 31,

                                                      2000             1999
                                                      ----             ----
                              ASSETS

Investments:

Fixed maturities available for sale,
   at fair value (amortized cost
   $248,718,785 and $300,687,622)              $248,669,874    $297,293,353
Equity securities at fair value (cost
   $49,091,340 and $52,922,679)                  65,897,138      71,681,895
Short-term investments                           54,459,972      27,734,786
                                              -------------   -------------
   Total investments                            369,026,984     396,710,034
                                               ------------    ------------
Cash                                              1,868,894       1,016,945
Accrued investment income                         4,712,320       5,195,227
Premiums and other receivables, net              39,274,199      56,003,308
Reinsurance receivables                         276,141,811     255,761,760
Deferred policy acquisition costs                 4,735,696       4,850,587
Prepaid reinsurance premiums                     20,259,874      28,597,355
Deferred income taxes                             9,159,038       9,311,335
Property, improvements and equipment, net         1,609,222       1,792,876
Other assets                                      6,507,982       5,064,631
                                            --------------- ---------------
   Total assets                                $733,296,020    $764,304,058
                                               ============    ============

                              LIABILITIES & SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses     $415,692,303    $425,469,125
Reserve for unearned premiums                    48,558,950      56,033,281
Ceded reinsurance payable                        14,099,573      29,445,275
Notes payable                                     8,708,413      12,458,413
Other liabilities                                21,663,995       8,787,820
Dividends payable                                   915,753         967,785
                                           ----------------     -----------
   Total liabilities                            509,638,987     533,161,699
                                              -------------     -----------

Common stock                                     15,017,892      15,017,892
Paid-in capital                                  27,984,959      27,935,907
Accumulated other comprehensive income           11,074,884       9,931,438
Retained earnings                               218,784,008     220,736,910
                                              -------------   -------------
                                                272,861,743     273,622,147
Treasury stock, at cost, 5,860,366 and
   5,340,040 shares                             (49,204,710)    (42,479,788)
                                           ---------------------------------

   Total shareholders' equity                   223,657,033     231,142,359
                                              -------------   -------------
   Total liabilities and shareholders' equity  $733,296,020    $764,304,058
                                               ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

                                                 Nine months ended September 30,

                                                      2000            1999
                                                      ----            ----
Revenues:

Net premiums earned                             $49,996,092     $42,794,986
Net investment income                            13,437,562      13,869,435
Realized investment gains                         4,163,065       8,872,368
Commission and other income                         350,605         517,125
                                                -----------     -----------

      Total revenues                             67,947,324      66,053,914
                                                -----------     -----------

Expenses:

Net losses and loss adjustment expenses incurred 40,826,231      27,550,500
Policy acquisition expenses                      11,794,625       9,166,152
General and administrative expenses              13,985,309      14,603,560
Interest expense                                    549,921         829,844
                                                -----------      ----------

      Total expenses                             67,156,086      52,150,056
                                                -----------      ----------

Income before income taxes                          791,238      13,903,858
                                                   --------      ----------
Income taxes:
   Current                                          325,050         818,793
   Deferred                                        (334,881)      1,535,045
                                                   ---------      ---------
      Total income tax expense (benefit)             (9,831)      2,353,838
                                                   ---------      ---------

   Net income                                    $  801,069     $11,550,020
                                                   =========    ===========

Weighted average shares of common stock           9,272,582       9,689,247
outstanding-basic

   Basic earnings per share                      $      .09     $      1.19
                                                 ==========     ===========
Weighted average shares of common stock
outstanding-diluted                               9,272,582       9,689,247

   Diluted earnings per share                    $      .09     $      1.19
                                                 ==========     ===========

   Dividends declared per share                  $      .30     $      .30
                                                 ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

                                                Three months ended September 30,

                                                       2000           1999
                                                       ----           ----
Revenues:

Net premiums earned                             $14,621,669     $16,497,176
Net investment income                             4,504,667       4,557,856
Realized investment gains                         1,156,996       2,408,670
Commission and other income                          77,051         210,885
                                                -----------     -----------

      Total revenues                             20,360,383      23,674,587
                                                -----------     -----------

Expenses:

Net losses and loss adjustment expenses incurred 14,321,713      11,687,777
Policy acquisition expenses                       5,251,458       3,789,529
General and administrative expenses               4,434,925       4,231,846
Interest expense                                    151,906         231,158
                                                -----------     -----------

      Total expenses                             24,160,002      19,940,310
                                                -----------     -----------

Income before income taxes                       (3,799,619)      3,734,277
                                             ---------------      ---------
Income taxes:
   Current                                          262,982        (169,846)
   Deferred                                      (1,281,413)        789,654
                                          ------------------        -------
      Total income tax expense (benefit)         (1,018,431)        619,808
                                              --------------        -------


   Net income (loss)                          $  (2,781,188)   $  3,114,469
                                              ==============   ============

Weighted average shares of common stock
outstanding-basic                                 9,157,526       9,694,223

   Basic earnings (loss) per share            $        (.30)   $        .32
                                            =================  =============

Weighted average shares of common stock
outstanding-diluted                               9,157,526       9,694,223

   Diluted earnings (loss) per share          $        (.30)  $         .32
                                           =================  =============

   Dividends declared per share               $         .10   $         .10
                                              ==============  =============



The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                 Nine months ended September 30,

                                                     2000             1999
                                                     ----             ----
Cash flows from operating activities:

   Net income                                     $ 801,069     $ 11,550,020
                                                  ---------      -----------
Adjustments to reconcile net income to net cash used in operating activities:

   Provision for deferred taxes                    (334,881)      1,535,045
   Realized investment gains                     (4,163,065)     (8,872,368)
   Net bond amortization                            956,305       1,729,333
   Depreciation and other, net                      440,487         491,810
Changes in:
   Premiums and other receivables                16,729,109      (2,375,635)
   Reinsurance receivables                      (20,380,051)    (11,125,965)
   Ceded reinsurance payable                    (15,345,702)     (8,563,239)
   Accrued investment income                        482,907       1,444,061
   Deferred policy acquisition costs                114,891        (338,198)
   Prepaid reinsurance premiums                   8,337,481      (1,623,854)
   Other assets                                  (1,443,351)     (1,492,333)
   Unpaid losses and loss adjustment expenses    (9,776,822)     (7,527,129)
   Reserve for unearned premiums                 (7,474,331)      3,841,117
   Other liabilities                             12,876,175      (3,220,368)
   Other                                            238,685         (17,295)
                                                   --------        ---------
      Total adjustments                         (18,742,163)    (36,115,018)
                                                ------------    ------------

Net cash used in operating activities           (17,941,094)    (24,564,998)
                                                ------------    ------------

Cash flows from investing activities:

   Fixed maturities acquired                   (114,632,186)    (51,782,945)
   Equity securities acquired                   (39,178,000)    (40,429,204)
   Net purchase of short-term investments       (26,715,483)    (10,622,257)
   Fixed maturities matured                      15,381,066      21,567,879
   Fixed maturities sold                        149,681,097      65,476,183
   Equity securities sold                        47,745,255      47,030,268
   Acquisition of property, equipment
      and improvements                             (256,833)       (150,961)
                                                ------------     -----------
Net cash provided by investing activities        32,024,916      31,088,963
                                               ------------      ----------

Cash flows from financing activities:

   Proceeds from stock issuance and other            49,052          ------
   Cash dividends paid to stockholders           (2,806,003)     (2,906,704)
   Net sale (repurchase) of common stock         (6,724,922)         13,818
   Loan principal repayments                     (3,750,000)     (3,750,000)
                                               -------------     -----------
Net cash used in financing activities           (13,231,873)     (6,642,886)
                                              --------------     -----------

Net increase (decrease) in cash                     851,949        (118,921)
Cash at beginning of period                       1,016,945       1,583,390
                                               ------------       ---------
Cash at end of period                           $ 1,868,894       $1,464,469
                                                ===========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.

                  Notes to Consolidated Financial Statements

                           September 30, 2000 and 1999

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

2) The Company's subsidiaries include two domestic insurance companies, three domestic agencies and Syndicate 1265. Syndicate 1265 includes the operations of MMO EU, MMO UK and MMO Underwriting Agency Ltd. The Company considers the domestic insurance companies/agencies and Syndicate 1265 as appropriate segments for purposes of evaluating the Company's overall performance. The Company evaluates revenues and income or loss by these segments. Revenues include premiums earned, commissions income, and investment income. Net income or loss includes total revenues, less the sum of losses incurred, policy acquisition costs, other expenses, and income taxes.

   The prior year's segment disclosure has been restated to conform to the current year's presentation as a result of management's reassessment of its main business segments.

   The financial information by segment is as follows:

                                           Nine months ended  Three months ended
                                             September 30,       September 30,

                                             2000     1999       2000    1999
                                             ----     ----       ----    ----
                                                       (in thousands)

 Revenues, excluding net investment income and realized gains:
    Domestic Insurance Companies/Agencies $36,867    $37,532   $12,482  $11,695
    Syndicate 1265                         17,915     10,292     3,778    6,733
    Other (includes corporate operations
      and consolidating adjustments)       (4,435)    (4,512)   (1,561)  (1,720)
                                           ------     -------    ------  -------
    Total                                 $50,347    $43,312   $14,699  $16,708
                                          =======    =======    =======  =======

Net investment income:
    Domestic Insurance Companies/Agencies $12,547    $13,327   $ 4,157  $ 4,387
    Syndicate 1265                            851        532       340      161
    Other (includes corporate operations
       and consolidating adjustments)          40         10         8       10
                                           ------     ------   -------    ------
    Total                                 $13,438    $13,869   $ 4,505  $ 4,558
                                          =======    =======   =======  ========

                                  NYMAGIC, INC.

                  Notes to Consolidated Financial Statements

                           September 30, 2000 and 1999


                                          Nine months ended   Three months ended
                                             September 30,       September 30,

                                             2000     1999       2000     1999
                                             ----     ----       ----     ----

                                                      (in thousands)

 Realized gains (losses) on investments:

    Domestic Insurance Companies/Agencies $ 4,267   $ 8,955    $  1,204   $2,446
    Syndicate 1265                           (104)      (83)        (47)    (37)
                                          -------    ------      ------   ------
    Total                                 $ 4,163   $ 8,872    $  1,157   $2,409
                                           ======     =====      =====    ======

Income (loss) before tax expense:

    Domestic Insurance Companies/Agencies $11,967   $17,491    $  3,026   $4,896
    Syndicate 1265                         (8,940)   (1,282)     (6,259)   (501)
    Other (includes corporate operations
       and consolidating adjustments)      (2,236)   (2,305)       (567)   (661)
                                          -------   -------       ------ -------
    Total                                 $   791   $13,904    $ (3,800)  $3,734
                                           ======   =======      ======  =======



Income tax expense (benefit):
    Domestic Insurance Companies/Agencies $ 2,528   $ 3,259    $    539   $ 716
    Syndicate 1265                         (1,803)     (680)     (1,373)   (413)
    Other (includes corporate operations
       and consolidating adjustments)        (735)     (225)       (185)    317
                                            ------    ------     -----   ------
    Total                                 $   (10)   $ 2,354   $ (1,019)  $ 620
                                            ======    ======    ======   =======

Net income (loss):
    Domestic Insurance Companies/Agencies $ 9,439   $14,232    $2,487   $ 4,180
    Syndicate 1265                         (7,137)     (602)   (4,886)      (88)
    Other (includes corporate operations
       and consolidating adjustments)      (1,501)   (2,080)     (382)     (978)
                                          -------  --------   -------   -------
    Total                                 $   801   $11,550   $(2,781)   $ 3,114
                                           ======   =======    ======    =======

                                  NYMAGIC, INC.

                    Notes to Consolidated Financial Statements

                           September 30, 2000 and 1999

3) The Company's comparative comprehensive income is as follows:

                                         Nine months ended    Three months ended
                                            September 30,          September 30,

                                             2000     1999       2000     1999
                                             ----     ----       ----     ----


                                                     (in thousands)

   Net income (loss)                        $ 801  $11,550    $ (2,781) $ 3,114
   Other comprehensive (loss), net of tax:
      Unrealized gains (losses) on securities, net of
       deferred tax benefit (expense) of
       $1,944, $(2,959) and $1,431,$(2,600)  3,611  (5,496)      2,657   (4,829)
      Less: reclassification adjustment for
       gains realized in net income, net of
       tax expense of $(1,457), $(3,105)
       and $(405), $(843)                    2,706   5,767         752    1,565
      Foreign currency translation adjustment  239     (17)        258      127
                                            ------  ------      ------- -------
            Other comprehensive income(loss) 1,144 (11,280)      2,163   (6,267)
                                            ------- ------      ------- -------
   Total comprehensive income (loss)       $ 1,945  $  270    $   (618) $(3,153)
                                             =====   ======      ======= =======





4) Subsequent Event. The Company sold its U.K. underwriting agency, MMO Underwriting Agency, Ltd., in the fourth quarter of 2000, in exchange for a minority share interest in another company. The sale of the agency is not expected to materially affect the financial position of the Company.

                                  NYMAGIC, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

Results of Operations

   Net income for the nine months ended September 30, 2000, was $801,000, or $.09 per diluted share, compared with $11.6 million, or $1.19 per diluted share for the nine months ended September 30, 1999. The Company reported a net loss for the three months ended September 30, 2000 of $2.8 million, or $.30 per diluted share, compared with net income of $3.1 million, or $.32 per diluted share, for the third quarter of 1999.

   The Company reported an operating loss, which excludes the effects of realized investment gains after taxes, for the nine months ended September 30, 2000, of $1.9 million, or $.21 per diluted share, compared with operating income of $5.8 million, or $.60 per diluted share, for the same period of the prior year. For the third quarter of 2000, the operating loss was $3.5 million, or $.39 per diluted share compared with operating income of $1.5 million, or $.16 per diluted share, for the same period of the prior year. The decline in operating income largely reflects the loss activity from underwriting operations derived from the Company's interest in Lloyd's Syndicate 1265. Results of operations were reduced by losses from Syndicate 1265 for the nine months and third quarter ended September 30, 2000 by $.77 per diluted share and $.53 per diluted share, respectively. This compares with operating losses from Syndicate 1265 of $.06 per diluted share and $.01 per diluted share, respectively, for the same periods in 1999. The Company ceased underwriting in Syndicate 1265 in the third quarter of 2000 which resulted in a one time charge for policy acquisition costs and net losses and loss adjustment expenses which collectively amounted to approximately $2.4 million after taxes, or $.27 per diluted share.

   Net premiums earned increased by 17% for the nine months ended September 30, 2000 when compared to the same period of the prior year. Much of the increase in the current year's first nine months premiums is attributable to a transaction involving a one-time assumption of approximately $7.4 million of ocean marine and casualty premiums emanating from the participation in Syndicate 1265. Net premiums earned decreased in the third quarter of 2000 by 11% when compared to the same period of the prior year primarily as a result of reduced net premiums in Syndicate 1265 due in part by ceasing all future underwriting.

   The domestic insurance companies reported a 7% increase in net premiums earned for the third quarter ended September 30, 2000 when compared to the prior year's third quarter and largely reflects the earnings process resulting from rate increases and line size increases in the aviation line. In addition, aviation ceded reinsurance premiums have decreased in the current year as a result of the Company's net loss retention increasing from $225,000 in 1999 to a maximum of $3,000,000 per loss or occurrence effective with policies incepting January 1, 2000 and subsequent. The increase in net loss retention will also have the impact of increasing net premiums earned throughout 2000. Ocean marine premiums earned have decreased 9% in the third quarter reflecting competitive markets in the marine liability classes, although, increases were recorded in the hull and cargo classes due to additional production and rates firming. The other liability line decreased in 2000 when compared to the same period of the prior year due to declines in premium production.

   Net losses and loss adjustment expenses incurred as a percentage of net premiums earned were 97.9% for the three months ended September 30, 2000 as compared to 70.8% for the third quarter of 1999. For the nine months ended September 30, 2000, such ratio was 81.7% as compared to 64.4% for the same period of the prior year. The transaction involving the assumption of premiums in 2000 was recorded at a loss ratio of approximately 100% and had the effect of increasing the nine month overall loss ratio. In addition, larger losses from the underwriting operations of Syndicate 1265 further contributed to the overall higher loss ratios in the three and nine months periods ending September 30, 2000. Despite increases in both the frequency and severity of losses in the aviation line of business, a lower aviation loss ratio was recorded in 2000, which reflected the beneficial impact of the increase in aviation earned premiums. The Company's domestic insurance companies recorded favorable net loss experience in the ocean marine line compared to the prior year period.

                                  NYMAGIC, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

   Policy acquisition costs as a percentage of net premiums earned for the three months ended September 30, 2000 were 35.9% as compared with 23.0% for the same period of the prior year. The same ratio was 23.6% for the nine months ended September 30, 2000 as compared with 21.4% for the same period in 1999. Excluding one time items occurring in Syndicate 1265 through nine months ended September 30, 2000, such ratios would have been 22.7% and 23.1% for the three months and nine months ending September 30, 2000, respectively. The increase in the adjusted ratio through the first nine months in 2000 is primarily attributable to larger expenses in the current year's aviation line which do not have the benefit of ceded override commissions for business incepting in 2000.

    Net investment income for the third quarter and nine months ended September 30, 2000 decreased by 1% and 3%, respectively, from the level of net investment income achieved in the same periods of 1999. The decline was principally caused by a reduction in invested assets, however, offset by higher yields on investments due to a higher interest rate environment in 2000 and increased investments in taxable securities.

   General and administrative expenses decreased by 4% in 2000 when compared to the first nine months of 1999. The prior year's amounts included larger expenses incurred in connection with employee benefit plans.

   Realized investment gains were $4,163,000 and $8,872,000 for the nine months ended September 30, 2000 and 1999, respectively, and each resulted mainly from the sale of appreciated equity securities.

   Interest expense decreased to $550,000 for the nine months ended September 30, 2000 from $830,000 for the same period of the prior year primarily as a result of a decrease in loan principal outstanding.

   Reinsurance receivables increased to $276.1 million as of September 30, 2000 due to additional reinsurance receivables generated from large severity losses in the aviation and ocean marine lines of business during the first nine months of 2000.

   Other liabilities as of September 30, 2000 include approximately $14.7 million in payables for securities purchased but not settled.

   Liquidity and Capital Resources

     Total investments decreased to $369.0 million at September 30, 2000 from December 31, 1999 primarily due to reductions in the investment portfolio to fund both the payment of various underwriting losses on a gross basis and the repurchase of shares of common stock. Such gross loss payments contributed to cash flow used in operations of $17.9 million in 2000.

   During 2000, the Company repurchased 529,400 shares of common stock, under the Company's Common Stock Repurchase Plan, for a total cost of approximately $6.9 million. In connection with the Board of Directors annual compensation program in 2000, the Company issued 9,074 shares of common stock held in treasury to its members.

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

             Other Matters

             As of September 30, 2000, there have been no material changes to the litigation matters disclosed in the Company's financial statements for the year ended December 31, 1999.

      Forward - Looking Statements

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

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     No.             Description
     27              Financial Data Schedule

(b)  Reports on Form 8-K
     There were no reports on Form 8-K filed for the three months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NYMAGIC, INC.

                                  (Registrant)

Date:  November 15, 2000                               /s/ Robert W. Bailey
       --------------------                        ---------------------------
                                                        Robert W. Bailey
                                                      (Chief Executive Officer)


                                                       /s/ Thomas J. Iacopelli
                                               ---------------------------------
                                                        Thomas J. Iacopelli
                                                      (Chief Financial Officer)