Form 10-K
period 2000-12-31
NYMAGIC INC
filed 2001-04-02
CIK 847431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

 (Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000

                                       OR

[   ]    TRANSITION  REPORT  PURSUANT TO SECTION  13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        -------------------  -------------------

                         Commission file number 1-11238.
                                  NYMAGIC, INC.
             (Exact name of registrant as specified in its charter)

           New York                                               13-3534162
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

330 Madison Avenue, New York, NY                                    10017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant, as of March 1, 2001 was approximately $59,196,973.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 2001, was 9,179,992 shares of common stock, $1.00 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                     Part I
                                     ------

Item 1.  Business.
         --------

General

         NYMAGIC, INC., a New York corporation (the "Company" or "NYMAGIC"), is a holding company which owns and operates the following insurance companies, risk bearing entities and insurance underwriters and managers:

         Insurance Companies and Lloyd's Corporate Capital Vehicle:
         ---------------------------------------------------------

         New York Marine And General Insurance Company - ("New York Marine") Gotham Insurance Company - ("Gotham")
         MMO UK, Ltd. - ("MMO UK")
         MMO EU, Ltd. - ("MMO EU")

         Insurance Underwriters and Managers:
         -----------------------------------

         Mutual Marine Office, Inc. - ("MMO")
         Pacific Mutual Marine Office, Inc. - ("PMMO")
         Mutual Marine Office of the Midwest, Inc. - ("Midwest")


         New York Marine and Gotham each maintains an A.M. Best rating of A.

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

         In 1997, the Company formed MMO EU as a holding Company for MMO UK which operates as a corporate vehicle to provide capacity for syndicates within Lloyd's of London. In 1997, the Company acquired ownership of Highgate Managing Agencies, Ltd. which subsequently was renamed MMO Underwriting Agency, Ltd. MMO Underwriting Agency Ltd., a Lloyd's managing agency, commenced underwriting in 1998 for the Company's wholly owned subsidiary MMO UK, which provides 100% of the capital for Syndicate 1265. In 2000, the Company sold MMO Underwriting Agency Ltd. in exchange for a minority interest in Cathedral Capital PLC. Syndicate 1265 was placed into runoff in 2000. In 2001, MMO UK will provide approximately $13.6 million of capacity for Syndicate 2010, which will be managed by Cathedral Capital. MMO EU, MMO UK, Syndicate 1265 and Syndicate 2010 are collectively hereinafter referred to as "MMO London."

         This report contains certain forward-looking statements concerning the Company's operations, economic performance and financial condition, including, in particular, the likelihood of the Company's success in developing and expanding its business. These statements are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions, which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company's results.

         Such statements are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings, cash flows, plans for future operations, common stockholders' equity, investments, capital plans, dividends, plans relating to products or services, adequacy of Asbestos/Environmental reserves, collectability of receivables from Equitas and estimates concerning the effects of litigation or other disputes, as well as assumptions of any of the foregoing and are generally expressed with words such as "believes," "estimates,"
"expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have" and similar expressions.

The Pools

         MMO, located in New York, PMMO, located in San Francisco, and Midwest, located in Chicago (the "Manager" or the "Managers"), manage the insurance pools in which the Company participates.

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

         The  Manager  also  receives  any  profits  derived  from   reinsurance
contingent commissions on pool business ceded under various reinsurance agreements. Reinsurance contingent commissions are calculated on an earned basis using inception to date underwriting results for the various reinsurance treaties and is recorded in the period in which the related profit commission is billed. Adjustments to commissions, resulting from revisions in coverage, retroactive or audit adjustments, are recorded in the period when realized. Subject to review by the reinsurers, the Managers determine the profitability of all contingent commission agreements placed with various reinsurance companies.

         The Company's participation in the business underwritten for the pools by the Manager has increased over the years and, since January 1, 1997, the Company has had a 100% participation in all lines of business produced by the pools.

         Two former pool members, Utica Mutual Insurance Company ("Utica Mutual") and Arkwright Mutual Insurance Company ("Arkwright") withdrew from the pools in 1994 and 1996, respectively, and retained liability for their effective pool participation for all loss reserves, including IBNR (incurred but not reported) and unearned premium reserves incurred on policies effective prior to their withdrawal from the pools.

         The Company is not aware of any uncertainties with respect to any possible defaults by either Arkwright or Utica Mutual with respect to their pool obligations, which might impact liquidity or results of operations of the Company.

         Assets and liabilities resulting from the insurance pools are allocated to the members of the insurance pools based upon the pro-rata participation of each member in each pool which is set forth in the management agreement entered into by and between the pool participants and the Managers.

Investment Policy

         The Company follows an investment policy, which is reviewed quarterly and revised periodically by management and the Finance Committee of the Board of Directors.

         The investment policy for New York Marine as of December 31, 2000 was as follows:

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

         2.       Bond Funds

                  A) Tax-exempt securities and obligations of private corporations rated Baa2/BBB or better by each service which provides a rating, not to exceed $5,000,000 maturity value per issuing entity; maturities not to exceed December 31 of the 20th year from the purchase date, to include:

                           1) Pollution - control bonds guaranteed by industrial corporations rated Baa2/BBB or better.

                           2)       Pre-refunded bonds.

                           3) Housing issues sponsored by the U.S. Government and its agencies secured by underlying mortgage securities with maturities not in excess of 30 years and average maturities not in excess of 20 years.

                           4) Commercial Mortgage Backed Securities (CMBS) with a rating not less than AA2/AA and all such investments in CMBS, collectively, not in excess of 10% of total investments.

                  B) Preferred stocks with sinking funds, rated Baa2/BBB or better, limited to $500,000 par value per issuer for new issues; to $500,000 purchase price for outstanding issues.

                  C) Obligations of the U.S. Government and its agencies.

                  D) All investments in Bonds rated less than A3/A- limited to 7% of total investments.

         3.       Equity Funds

                  A) Equities (including convertible securities) - Not more than 25% of policyholders' surplus, and investment in any one institution not to exceed five percent (5%) of policyholders' surplus at the time of purchase as last reported to the New York State Insurance Department.

                  B)       Subsidiaries  -  New  York  Marine's  investments  in
                           subsidiary    companies   are   excluded   from   the
                           requirements of New York Marine's investment policy.

         The investment policy of Gotham is similar to that of New York Marine except that Gotham is limited to $2,000,000 maturity value for its investments.

         The investments of the Company's subsidiaries must also conform to the requirements contained in the New York State Insurance Law and Regulations.

         The Company's investments are monitored by management and the Finance Committee of the Board of Directors. New York Marine's fixed income portfolio is managed by Sanford Bernstein & Co.(SB&C). New York Marine's equity portfolio is managed, in part, by SB&C and, in part, by Groupama Asset Management. Gotham has its fixed income portfolio managed by SB&C and its equity portfolio managed by Rorer Asset Management. The Company's MMO London investments are managed by Aberdeen Asset Managers Ltd. See "Subsidiaries".

         As of December 31, 2000, the Company's fixed maturities and equity securities were invested as follows:

                            NYMAGIC, INC.  New York Marine   Gotham   MMO London
                            -------------  ---------------   ------   ----------
                                               (In thousands)

  Bonds Rated A- or better     $3,562         $201,532      $64,006    $10,366
  Equities                       -0-           $38,197      $17,520     $3,275

         Segments

         The Company considers its domestic insurance/agency companies and MMO London as appropriate segments to conduct its business operations. The Company's overall performance is evaluated through the two main business segments.

         The domestic insurance companies include New York Marine and Gotham. New York Marine and Gotham underwrite insurance business by accepting risks generally through insurance brokers. The domestic insurance companies engage in business in all 50 states as well as accept business risks in such worldwide regions as Europe, Asia, and Latin America. See "Regulation." The domestic insurance agencies include MMO, PMMO and Midwest. These agencies underwrite all the business for the domestic insurance companies. Revenues from this segment include premiums, investment income and contingent commissions from reinsurance transactions. Expenses include losses incurred, policy acquisition costs and general and administrative expenses.

         MMO London includes its insurance participation in Lloyd's of London. Lloyd's provides worldwide licenses for MMO London to operate. Revenues from this segment include premiums, investment income, contingent commissions from reinsurance transactions and other income. Expenses include losses incurred, policy acquisition costs and general and administrative expenses.

         Business obtained through the domestic insurance/agency companies segment includes the underwriting of ocean marine, inland marine, aircraft and non-marine liability lines of insurance. Ocean marine insurance covers a broad range of classes, including marine hull, primary and excess marine liabilities, drilling rig, marine cargo, war risks and assumed reinsurance. Inland marine insurance traditionally includes property while being transported, or property of a movable, or "floating" nature. Inland marine, among other things includes, insurance of real property when covered under a difference in conditions (DIC), or builders risk policy, inland cargo and transit shipments, equipment floaters, miscellaneous property insurance and assumed reinsurance. DIC insurance covers those perils not included with a fire and extended coverage policy, including burglary, collapse, flood, and earthquake. Inland marine also includes excess & surplus lines property coverage as provided on unique or hard to place risks that do not fit into standard commercial lines companies and such coverage is written primarily through Gotham. Aircraft insurance includes hull and engine insurance, liability insurance as well as products liability insurance. Non-marine liability insurance includes, among other things, coverage for manufacturers and contractors risks, building owners and commercial stores, assumed reinsurance and casualty excess and surplus line risks written primarily through Gotham.

         Business obtained by MMO London through Syndicate 1265 includes the underwriting of ocean marine insurance. Ocean marine insurance includes coverage for hull, cargo, energy, war risks, marine liability, and marine excess of loss risks. In 2001, business to be obtained through Syndicate 2010 will include mainly treaty reinsurance of property and aviation insurance.

         The following tables set forth the Company's gross and net written premiums including business from MMO London.


Gross Premiums Written by
    Line of Business                                 Year Ended December 31,
- -------------------------     -------------------------------------------------------------------
                                  2000                   1999                  1998
                                  ----                   ----                  ----
                                                    (Dollars in thousands)
Ocean marine  (a) ........     $ 83,178         62%   $ 71,000         60%   $ 78,618         60%
Inland marine ...........         1,433          1%        740         --       1,218          1%
Aircraft ................        46,392         34%     44,579         38%     36,579         28%
Other liability .........         3,269          3%      2,084          2%      3,176          2%
Other ...................           322         --           6         --      12,546          9%
                               --------    --------   --------   --------    --------    --------
Total ...................      $134,594        100%   $118,409        100%   $132,137        100%



Net Premiums Written by
    Line of Business                                 Year Ended December 31,
- -------------------------     --------------------------------------------------------------------
                                  2000                   1999                  1998
                                  ----                   ----                  ----
                                                    (Dollars in thousands)
Ocean marine  (b) .......      $ 60,100         67%   $ 48,564         87%   $ 59,231          81%
Inland marine ...........           517          1%        153         --        (350)        --
Aircraft ................        25,060         28%      5,319          9%         82         --
Other liability .........         3,239          4%      2,064          4%      2,969           4%
Other ...................           322         --           6         --      10,796          15%
                               --------    --------   --------    --------   --------    ---------
Total ...................      $ 89,238        100%   $ 56,106        100%   $ 72,728         100%


(a) Includes gross premiums written from MMO London of $35,898, $23,273 and $17,817 for 2000, 1999 and 1998, respectively.

(b) Includes net premiums written from MMO London of $27,654, $17,365 and $16,832 for 2000, 1999 and 1998, respectively.



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

         The Company, through the pools, attempts to limit its exposure from losses on any one occurrence through the use of various excess of loss, quota share and facultative reinsurance arrangements and to minimize the risk of default by a reinsurer by reinsuring risks with many different reinsurers. The Company utilizes many separate reinsurance treaties each year with a range of 8 to 20 reinsurers participating on each treaty. Many reinsurers participate on multiple treaties. The Company utilizes quota share reinsurance treaties in which the reinsurers participate on a set proportional basis in both the premiums and losses. Additionally, the Company utilizes excess of loss reinsurance treaties in which the reinsurers, in exchange for a minimum premium, subject to upward adjustment based upon premium volume, agree to pay for that part of each loss in excess of an agreed upon amount. The Company's retention of exposure, net of these treaties, varies between its different classes of business and from year to year, depending on several factors including the pricing environment on both the direct and ceded book of business and the availability of reinsurance. In general, reinsurance is obtained for each line of business when necessary to reduce the Company's exposure to a maximum of $2 million for any one insured on any one occurrence. The Company can and does, from time to time, carry a maximum exposure in excess of $2 million for any one insured on any one occurrence. Such instances, when they occur, generally reflect a business decision regarding the cost of further reductions in the Company's exposure and/or the availability of reinsurance. For insurance policies incepting on or after January 1, 2000, the Company's net retention in its aviation line of business increased to a maximum of $3,000,000 per loss or occurrence. The maximum net retention per loss in the aviation line is expected to decrease to $1,750,000 for insurance policies incepting on or after April 1, 2001.

         The Company attempts to limit its exposure from catastrophes through the purchase of general excess of loss reinsurance, which provides coverage in the event that multiple insureds incur losses arising from the same occurrence. These coverages require the Company to pay a minimum premium, subject to upward adjustment based upon premium volume. The treaties, which extend in general for a twelve month period, obligate the reinsurers to pay for the portion of the Company's aggregate losses (net of specific reinsurance) which fall within each treaty's layer or exposure. In the event of a loss, the Company may incur additional reinstatement premium charges for its excess of loss reinsurance, to the extent that such treaties incur a portion of the loss and in an amount not greater than the original cost of the reinsurance. Every effort is made to purchase sufficient reinsurance coverage to protect the Company against the cumulative impact of several losses arising from a single occurrence, but there is no guarantee that such limits will prove sufficient.

         The Company reinsures risks with several domestic and foreign reinsurers as well as syndicates including Lloyd's of London ("Lloyd's"). The Company's consolidated domestic insurance companies' largest unsecured reinsurance recoverables on a statutory basis as of December 31, 2000, were from Arkwright, Lloyd's (including amounts from Equitas, a company established to settle claims for underwriting years 1992 and prior) and Utica Mutual, with aggregate net recoverables of $31 million, $20 million and $13 million, respectively. The A.M. Best rating for the 1999 year was A+ for Arkwright and A for Utica Mutual. Lloyd's maintains a trust fund, which was established for the benefit of all United States ceding companies. For the three most recent years for which Lloyd's has reported results, 1997, 1996, and 1995, Lloyd's reported losses in 1997 and income in 1996 and 1995. Lloyd's is expected to report losses for the 1999 and 1998 years. The Company has not experienced difficulties in collecting amounts due from Lloyd's and the timing of cash receipts has not materially affected the Company's liquidity. However, given the uncertainty surrounding the sufficiency of assets in Equitas to meet its ultimate obligations, there is a reasonable possibility that the Company's collection efforts relating to the total Lloyd's recoverables might be adversely affected in the future. At December 31, 2000, the Company's net exposure to reinsurers, other than Arkwright, Lloyd's and Utica Mutual, was approximately $156 million, including amounts recoverable for paid losses, outstanding losses, IBNR and unearned premium reserves. This amount is recoverable collectively from approximately 680 reinsurers or syndicates, no single one of which was liable to the Company for an unsecured amount in excess of approximately $6.1 million.

Reserves

         The applicable insurance laws under which the Company operates require that reserves be maintained for the payment of losses and loss adjustment expenses with respect to both reported and IBNR claims under its insurance policies. IBNR claims are those losses, based upon historical experience and other relevant data, that the Company estimates will be reported or ultimately develop on risks undertaken by the Company. Case loss reserves are determined by evaluating reported claims on the basis of the type of loss involved, knowledge of the circumstances surrounding the claim, and the policy provisions relating to the type of loss. IBNR claims are estimated on the basis of statistical information with respect to the probable number and nature of claims arising from occurrences, which have not yet been reported. The establishment of reserves acts to reduce income while the downward adjustment or reduction of reserves increases income.

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

         The insurance pools participated in both the issuance of umbrella casualty insurance for various Fortune 1000 companies and the issuance of ocean marine liability insurance for various oil companies during the period from 1978 to 1984. Depending on the accident year, the insurance pools' maximum net retention per occurrence after applicable reinsurance ranged from $250,000 to $1,000,000. The Company's effective pool participation on such risks varied from 11% in 1978 to 59% in 1984. Subsequent to this period, the pools substantially reduced its umbrella writings and coverage was provided to smaller insureds. Ocean marine and non-marine policies issued during the past three years contain some coverage for environmental risks. At December 31, 2000 and 1999, the Company's gross, ceded and net loss and loss adjustment expense reserves for all Asbestos/Environmental policies amounted to $33.2 million, $20.8 million and $12.4 million, and $27.8 million, $18.1 million and $9.7 million, respectively. As of December 31, 2000, the Company had approximately 300 policies which had at least one claim relating to Asbestos/Environmental exposures. The Company believes that the uncertainty surrounding Asbestos/Environmental exposures, including issues as to insureds' liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions, all affect the estimation of ultimate losses. Under such circumstances, it is difficult to determine the ultimate loss for Asbestos/Environmental related claims. Given the uncertainty in this area, losses from Asbestos/Environmental related claims may develop adversely. However, the Company believes that, in aggregate, the net unpaid loss and loss adjustment expense reserves as of December 31, 2000, allow for an adequate provision and that the ultimate resolution of the Asbestos/Environmental claims will not have a material impact on the Company's financial position.

         The following table sets forth NYMAGIC's net case reserve experience for Asbestos/Environmental policies for each of the past three years:

                                                    2000       1999       1998
                                                    ----       ----       ----
                                                          (In thousands)
Asbestos
- --------
Case reserves at beginning of period ..........   $ 1,594    $   802    $ 1,067
Incurred loss and loss adjustment expenses ....       227        986        (27)
Payments ......................................      (265)      (194)      (238)
                                                  -------    -------    -------
Case reserves at end of period ................   $ 1,556    $ 1,594    $   802
                                                  =======    =======    =======

                                                    2000       1999       1998
                                                    ----       ----       ----
                                                          (In thousands)
Environmental
- -------------
Case reserves at beginning of period ..........   $ 1,043    $ 1,155    $ 1,417
Incurred loss and loss adjustment expenses ....     3,298        503        351
Payments ......................................      (481)      (615)      (613)
                                                  -------    -------    -------
Case reserves at end of period ................   $ 3,860    $ 1,043    $ 1,155
                                                  =======    =======    =======




         The following table sets forth NYMAGIC's net loss and loss adjustment expense experience for Asbestos/Environmental policies for each of the past three years:

                                                    2000       1999       1998
                                                    ----       ----       ----
                                                          (In thousands)
Asbestos/Environmental
- ----------------------
Unpaid loss and loss adjustment expenses
 (Including IBNR) at beginning of period ...   $  9,697    $  9,017    $  9,029
Incurred loss and loss adjustment expenses .      3,406       1,489         839
Payments ...................................       (746)       (809)       (851)
                                               --------    --------    --------
Unpaid loss and loss adjustment expenses
 (Including IBNR) at end of period .........   $ 12,357    $  9,697    $  9,017
                                               ========    ========    ========

         The loss and loss adjustment payments related to the Company's Asbestos/Environmental exposures have not been material in relation to the Company's total loss and loss adjustment expense payments as shown in the table below:

                                                           2000       1999       1998
                                                           ----       ----       ----
                                                                 (In thousands)

Total loss and loss adjustment expense
 payments for the year ended December 31, .............   $65,121   $53,379   $58,983
Asbestos/Environmental loss and loss adjustment expense
 payments for the year ended December 31, .............   $   746   $   809   $   851



         The insurance pools have written primary other liability insurance relating to products liability since 1985. The insurance pools' maximum loss per risk is generally limited to $1,000,000 and the Company's participation percentage ranges from 59% to 100% based upon policy year. The Company believes that, based upon the maximum amount per risk and the Company's conservative reserving posture, the reserves currently established are adequate to cover the ultimate resolution of all such products liability claims.

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

         The second section sets forth the re-estimates in later years of net incurred losses, including net payments, as a percentage of the estimate for the years indicated. The net cumulative redundancy represents, as of December 31, 2000, the aggregate change in the estimates over all prior years. The redundancies have been reflected in income over the periods shown.

         The Company makes no specific provision for inflation in connection with reserve estimates, but does each year consider the adjustment of outstanding case reserves, historical loss payments and current inflationary indices in determining the adequacy of the overall loss reserve.


                                                                       Year Ended December 31,
                                  -------------------------------------------------------------------------------------------------
                                1990     1991     1992     1993     1994     1995     1996     1997     1998     1999     2000
                                ----     ----     ----     ----     ----     ----     ----     ----     ----     ----     ----
                                                                       (Dollars in thousands)
Estimated Liability
for Net Unpaid Losses
and Loss Adjustment
Expenses...............       156,533  170,744  203,735  208,366  212,377  229,916  227,370  222,335  213,589  196,865  199,685



Cumulative Amount of
Net Liability Paid As a
Percentage of Estimate
Through:

   1  Year Later ......         18%      19%      20%      22%      20%      20%      17%      19%      20%      24%
   2  Years Later .....         36%      37%      37%      37%      34%      32%      30%      32%      35%
   3  Years Later .....         49%      52%      48%      49%      44%      42%      42%      43%
   4  Years Later .....         62%      61%      58%      57%      53%      51%      51%
   5  Years Later .....         69%      69%      64%      64%      62%      58%
   6  Years Later .....         75%      74%      70%      71%      68%
   7  Years Later .....         78%      78%      76%      76%
   8  Years Later .....         81%      84%      80%
   9  Years Later .....         85%      87%
  10  Years Later .....         88%


Net Liability Reestimated
including Cumulative Net
Paid Losses and Loss
Adjustment Expenses As a
Percentage of Estimate As of:

   1  Year Later ......        100%       99%     99%      99%      97%      94%      90%      91%      94%      96%
   2  Years Later .....        100%       99%     97%      96%      95%      87%      87%      87%      87%
   3  Years Later .....         98%       99%     95%      95%      91%      86%      85%      83%
   4  Years Later .....         98%       97%     95%      93%      91%      86%      83%
   5  Years Later .....         96%       98%     94%      94%      92%      85%
   6  Years Later .....         96%       96%     95%      95%      93%
   7  Years Later .....         95%       97%     96%      95%
   8  Years Later .....         97%       99%     96%
   9  Years Later .....         98%       99%
  10  Years Later .....         98%


  Net Cumulative Redundancy  2,365     2,062   7,865    9,670   15,617   33,932   38,863   38,500   27,714    8,484








Gross Unpaid Losses and Loss Adjustment Expenses     $407,321 $435,072 $417,795 $411,837 $388,402 $401,584 $425,469 $411,267
Reinsurance Recoverable on Unpaid Losses and
Loss Adjustment Expenses                              198,955  222,695  187,879  184,467  166,066  187,995  228,604  211,582
Reserve Re-estimated Gross                            369,899  411,440  392,678  361,857  379,088  422,393  427,298
Reserve Re-estimated Reinsurance Recoverable          176,076  219,209  193,731  156,361  176,219  220,988  238,916
Gross Cumulative Redundancy (Deficiency)               37,422   23,632   25,117   49,980    9,314  (20,809)  (1,829)


         The following table provides a reconciliation of the consolidated liability for losses and loss adjustment expenses at the beginning and end of 2000, 1999 and 1998:


                                                      Year ended December 31,
                                                  ------------------------------
                                                  2000         1999         1998
                                                  ----         ----         ----
                                                          (In thousands)
Net liability for losses and loss adjustment
  expenses at beginning of year ............   $ 196,865    $ 213,589    $ 222,335
                                               ---------    ---------    ---------
Provision for losses and loss adjustment
  expenses occurring in current year .......      76,425       48,838       69,703
Decrease in estimated losses and loss
  adjustment expenses for claims occurring
  in prior years (1) .......................      (8,484)     (12,183)     (19,466)
Deferred income-loss portfolio
  assumption(2) ............................         122          198          275
                                               ---------    ---------    ---------
Net losses and loss adjustment expenses
  Incurred .................................      68,063       36,853       50,512
                                               ---------    ---------    ---------
Less:
Losses and loss adjustment expense payments
  for claims occurring during:
      current year .........................      17,530       11,517       17,407
      prior years ..........................      47,591       41,862       41,576
                                               ---------    ---------    ---------
                                                  65,121       53,379       58,983
Plus:
Deferred income-loss portfolio assumption(2)        (122)        (198)        (275)
                                               ---------    ---------    ---------
Net liability for losses and loss adjustment
  expenses at year end .....................     199,685      196,865      213,589
                                               ---------    ---------    ---------
Ceded unpaid losses and loss adjustment
  expenses .................................     211,582      228,604      187,995
                                               ---------    ---------    ---------
Gross unpaid losses and loss adjustment
  expenses at year end .....................   $ 411,267    $ 425,469    $ 401,584
                                               =========    =========    =========

         (1) The adjustment to the consolidated liability for losses and loss adjustment expenses for losses occurring in prior years reflects the net effect of the resolution of losses for other than full reserve value and subsequent readjustments of loss values. The decrease in estimated losses is attributable to the ocean marine and aviation lines of business as a result of favorable payout trends due, in part, to lower retention levels per loss.

         (2) Deferred income-loss portfolio assumption represents the difference between cash received and unpaid loss reserves assumed as a result of the assumption of net pool obligations from two former pool members which was initially capitalized and is being amortized over the payout period of the related losses.

         The principal differences between the consolidated liability for unpaid losses and loss adjustment expenses as reported in the Annual Statement filed with state insurance departments in accordance with statutory accounting principles and the liability based on generally accepted accounting principles shown in the above tables is due to the assumption of loss reserves arising from former participants in the MMO insurance pools, the Company's reserves for MMO London, reserves for uncollectible reinsurance and unpaid unallocated loss adjustment expenses based upon management commissions payable to the Managers which are eliminated on a consolidated basis. The loss reserves shown in the above tables reflect in each year salvage and subrogation accruals of approximately 1% to 6%. The estimated accrual for salvage and subrogation is based on the line of business and historical salvage and subrogation recovery data. In neither statutory nor generally accepted accounting principles are loss and loss adjustment expense reserves discounted.

         The following table sets forth the reconciliation of the consolidated net liability for losses and loss adjustment expenses based on statutory accounting principles for the domestic insurance companies to the consolidated amounts based on accounting principles generally accepted in the United States of America as of December 31, 2000, 1999 and 1998:

                                                                     Year ended December 31,
                                                                 ------------------------------
                                                                    2000       1999       1998
                                                                    ----       ----       ----
                                                                         (In thousands)
Liability for losses and loss adjustment expenses
  reported based on statutory accounting principles ..........   $151,752   $170,664   $193,680
Liability for losses and loss adjustment expenses assumed
  from two former pool members ...............................      5,508      4,911      4,529
 (excludes $2,448, $3,684 and $4,636 at  December 31, 2000,
  1999 and 1998, accounted for in the  statutory liability for losses and loss adjustment expenses)
MMO London ...................................................     39,789     18,401     13,504
Other, net ...................................................      2,636      2,889      1,876
                                                                 --------   --------   --------
Net liability for losses and loss adjustment expenses reported
  based on generally accepted accounting principles ..........    199,685    196,865    213,589
Ceded liability for unpaid losses and loss adjustment expenses    211,582    228,604    187,995
                                                                 --------   --------   --------
Gross liability for unpaid losses and loss adjustment expenses   $411,267   $425,469   $401,584
                                                                 ========   ========   ========

Regulation

         The Company's domestic insurance companies are regulated by the insurance regulatory agencies of the states in which they are authorized to do business. New York Marine is licensed to engage in the insurance business in all states.

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

         The domestic insurance company subsidiaries also file statutory financial statements with each state in the format requested by the National Association of Insurance Commissioners (the "NAIC"). The NAIC provides accounting guidelines for companies to report and provides minimum solvency standards for all companies in the form of risk-based capital requirements. The surplus of each of the domestic insurance companies is above the minimum amount required by the NAIC.

         The NAIC's project to codify statutory accounting principles was approved by the NAIC in 1998. The purpose of codification was to provide a comprehensive basis of accounting for reporting to state insurance departments. The approval of codified accounting rules included a provision for the state insurance commissioners to modify such accounting rules by practices prescribed or permitted for insurers in their state. Codification became effective on January 1, 2001 and did not have a material effect on the domestic insurance companies' statutory surplus.

         New York Marine and Gotham are subject to examination by the Insurance Department of the State of New York. The insurance companies' most recent examination was for the year ended December 31, 1995. There were no significant adjustments which resulted from that examination.

         MMO London operates in a highly regulated environment within the overall Lloyd's market. Lloyd's maintains regulatory departments that review the management and operation of all agencies and syndicates to ensure that business is conducted in accordance with Lloyd's standards. Syndicates are required to maintain trust funds for insurance transactions with strict guidelines on withdrawals from such funds. Annual solvency tests are conducted whereby syndicates must maintain minimum capital requirements in accordance with ratios prescribed by Lloyd's.

         The following table shows, for the periods indicated, the Company's consolidated domestic insurance companies' statutory ratios of net premiums written (gross premiums less premiums ceded) to policyholders' surplus:

                                           Year Ended December 31,
                            ----------------------------------------------------
                              2000       1999       1998       1997       1996
                              ----       ----       ----       ----       ----
                                           (Dollars in thousands)

Net premiums written ....   $ 61,584   $ 38,741   $ 45,333   $ 62,221   $ 90,513
Policyholders' surplus ..    184,688    200,899    196,745    181,844    160,929
                            --------   --------   --------   --------   --------
Ratio ...................   .33 to 1   .19 to 1   .23 to 1   .34 to 1   .56 to 1

         While there are no statutory requirements applicable to the Company which establish permissible premium to surplus ratios, guidelines established by the NAIC provide that the statutory net premiums written to surplus ratio should be no greater than 3 to 1. The Company is well within those guidelines. Syndicate 1265 maintained a capacity to write approximately a U.S. dollar equivalent of $29.8 million of gross premiums written in underwriting year 2000.

         The domestic insurance company subsidiaries are limited under New York law in the amount of dividends they can pay to the parent company, NYMAGIC, without prior approval of the Insurance Department of the State of New York.

         NYMAGIC's   principal   source  of  income   is   dividends   from  its
subsidiaries, which is used for payment of operating expenses, including interest expense, loan repayments and payment of dividends to NYMAGIC's shareholders. The maximum amount of dividends that may be paid to NYMAGIC by the domestic insurance company subsidiaries is limited to the lesser of 10% of statutory surplus or 100% of net investment income, as defined under New York insurance law. The maximum amount which could be paid to the Company out of the domestic insurance companies' surplus was approximately $17,000,000 as of December 31, 2000. Dividends can be paid from Syndicate 1265 to the extent solvency margins are maintained and after the closing of an underwriting year, which occurs after thirty-six months. The Company does not expect to receive a dividend from the closing of the 1998, 1999 and 2000 underwriting years.

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

Subsidiaries

         NYMAGIC's largest insurance company subsidiary is New York Marine which was formed in 1972. NYMAGIC was formed in 1989 to serve as a holding company for the subsidiary insurance companies. NYMAGIC's other domestic insurance company subsidiary, Gotham, was organized in 1986 as a means of expanding into the excess and surplus lines marketplace. New York Marine and Gotham entered into a Reinsurance Agreement, effective January 1, 1987, under terms of which Gotham cedes 100% of its gross direct writings to New York Marine and assumes 15% of New York Marine's total retained business, beginning with the 1987 policy year. Accordingly, for policy year 1987 and subsequent, Gotham's underwriting statistics are similar to New York Marine's. As of December 31, 2000, 75% and 25% of Gotham's common stock is owned by New York Marine and NYMAGIC, respectively.

         Gotham does not assume or cede business to or from other insurance companies. As of December 31, 2000, New York Marine had aggregate recoverables due from Gotham of approximately $26 million or 16% of New York Marine's statutory surplus. Gotham had aggregate recoverables due from New York Marine as of December 31, 2000, of approximately $21 million or 33% of Gotham's statutory surplus.

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

         MMO UK was formed in 1997 as a Lloyd's corporate capital vehicle and provides 100% of the capital for Syndicate 1265.

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

Employees

         The Company currently employs approximately 97 persons, of whom 19 are insurance underwriters.

Item 2.  Properties.
         ----------

         The Company does not own, directly or indirectly, any real estate. The Company leases office space for day to day operations in the following cities:

                   New York         -   37,000 square feet
                   Chicago          -    3,500 square feet
                   San Francisco    -    2,000 square feet

         The Company's principal executive offices are approximately 37,000 sq. ft. in size and are located in New York City. The lease for the Company's principal executive offices expires December 30, 2003. The minimum annual rent under the lease is $1,184,000 from 2001 until the expiration of the lease. The lease included an initial cash payment by the lessor to the Company of $1,853,000, the benefit of which was deferred and is being amortized over the lease term.

Item 3.  Legal Proceedings.
         -----------------

         The Company is not currently involved in any legal proceedings other than litigation all of which, collectively, is not expected to have a material adverse effect on the business, financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         The Company did not submit any matters to a vote of security holders during the fourth quarter of 2000.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.
         --------------------------------------------------------------------

         The Company's  common stock trades on the New York Stock Exchange (NYSE
Symbol: NYM). The following table sets forth high and low closing prices for the periods indicated as reported on the New York Stock Exchange Composite Tape.

                                        2000                     1999
                               ---------------------     ---------------------

                                  High         Low          High         Low
                                  ----         ---          ----         ---

First Quarter ............    $   14.38    $   12.38    $   20.63    $   13.00

Second Quarter ...........        15.38        13.13        17.50        12.19

Third Quarter ............        15.56        13.00        16.00        13.00

Fourth Quarter ...........        19.19        15.00        15.00        12.75


         As of March 1, 2001, there were 83 shareholders of record. However, management believes there are in excess of 2,500 beneficial owners of NYMAGIC's common stock.

Dividend Policy

         A cash dividend of ten (10) cents per share was declared and paid to shareholders of record in March, June, September, and December of 2000 and 1999, respectively. For a description of restrictions on the ability of the Company's insurance subsidiaries to transfer funds to the Company in the form of dividends, see "Business - Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Item 6. Selected Financial Data.
        -----------------------

OPERATING DATA                             Year Ended December 31,
                            ----------------------------------------------------
                              2000       1999       1998       1997       1996
                              ----       ----       ----       ----       ----
                                  (In thousands, except per share amounts)
Revenues:

Net premiums earned .....   $ 75,448   $ 56,155   $ 76,023   $ 87,537   $ 97,036
Net investment income ...     18,076     18,642     20,803     21,325     21,270
Commission income .......        903      1,956        591      1,439      1,981
Realized investment gains      5,247     12,504      8,615     10,425      4,589
Other income ............      1,059        237        396        293        690
                            --------   --------   --------   --------   --------

Total revenues ..........   $100,733   $ 89,494   $106,428   $121,019   $125,566
                            --------   --------   --------   --------   --------


                                                               Year Ended December 31,
                                            ------------------------------------------------------------
                                               2000         1999        1998         1997        1996
                                               ----         ----        ----         ----        ----
                                                      (In thousands, except per share amounts)
Expenses:

Net losses and loss adjustment
  expenses incurred .....................   $  68,063    $  36,853   $  50,512    $  50,768   $  59,359
Policy acquisition expenses .............      18,178       11,077      10,107       16,583      18,828
General and administrative
  expenses ..............................      19,439       19,327      21,531       16,763      16,168
Interest expense ........................         712        1,058       1,374        1,450       1,035
                                            ---------    ---------   ---------    ---------   ---------

Total expenses ..........................   $ 106,392    $  68,315   $  83,524    $  85,564   $  95,390
                                            ---------    ---------   ---------    ---------   ---------

Selected Financial Data (continued)
- -----------------------------------

Income before income taxes ..............      (5,659)      21,179      22,904       35,455      30,176
                                            ---------    ---------   ---------    ---------   ---------
Income taxes
  Current................................       1,276        3,189       5,250        8,962       7,495
  Deferred ..............................      (1,433)       1,577        (869)         125          56
                                            ---------    ---------   ---------    ---------   ---------
Total income taxes ......................        (157)       4,766       4,381        9,087       7,551
                                            ---------    ---------   ---------    ---------   ---------

Net income ..............................   $  (5,502)   $  16,413   $  18,523    $  26,368   $  22,625
                                            =========    =========   =========    =========   =========

BASIC EARNINGS (LOSS) PER SHARE(1):

Weighted average shares
  outstanding ...........................       9,244        9,687       9,679        9,849      10,499
Basic earnings (loss)  per share ........   $   (0.60)   $    1.69   $    1.91    $    2.68   $    2.15
                                            =========    =========   =========    =========   =========

DILUTED EARNINGS (LOSS) PER SHARE(1):

Weighted average shares
  outstanding ...........................       9,244        9,687       9,705        9,872      10,524
Diluted earnings (loss) per share .......   $   (0.60)   $    1.69   $    1.91    $    2.67   $    2.15
                                            =========    =========    =========   =========   =========

Dividends declared per share ............   $     .40    $     .40   $     .40    $     .40   $     .40
                                            =========    =========   =========    =========   =========




BALANCE SHEET DATA:

                                                                     December 31,
                                            ------------------------------------------------------------
                                                2000        1999        1998         1997        1996
                                               -----        ----        ----         ----        ----
                                                                   (In thousands)
Total investments .......................   $ 371,291    $ 396,710   $ 443,022    $ 438,591   $ 409,209
Total assets ............................     720,329      764,304     730,320      707,903     714,949
Unpaid losses and loss
  adjustment  expenses ..................     411,267      425,469     401,584      388,402     411,837
Notes payable ...........................       7,458       12,458      17,458       22,458      20,438
Total shareholders' equity ..............   $ 216,290    $ 231,142   $ 228,180    $ 206,519   $ 188,852

         For a description of factors that materially affect the comparability of the information reflected in the Selected Financial Data, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

- ---------------------------
(1) Earnings per share data prior to 1997 have been restated as required under Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.
         ---------------------------------------------

         Results of Operations
         ---------------------

         The Company's results of operations are derived from its two main segments which include the domestic insurance companies/agencies and MMO London. The Company's domestic insurance companies participate in pools of insurance covering ocean marine, inland marine, aircraft and non-marine liability insurance managed by MMO and affiliates. Effective January 1, 1997 and subsequent, the Company's participation in the pools increased to 100%. MMO London wrote a book of ocean marine insurance through its participation in Syndicate 1265. The following represents the Company's net premiums written and net premiums earned for each of the past three years.


NYMAGIC Net Premiums Written
    by Line of Business                                   Year Ended December 31,
- ----------------------------       ------------------------------------------------------------------
                                            2000                   1999                    1998
                                            ----                   ----                    ----
                                                          (Dollars in thousands)
Ocean marine (a) ...........       $ 60,100         67%   $ 48,564         87%   $ 59,231          81%
Inland marine ..............            517          1%        153         --        (350)         --
Aircraft ...................         25,060         28%      5,319          9%         82          --
Other liability ............          3,239          4%      2,064          4%      2,969           4%
Other ......................            322         --           6         --      10,796          15%
                                   --------   --------    --------   --------    --------    --------
Total ......................       $ 89,238        100%   $ 56,106        100%   $ 72,728         100%
                                   ========   ========    ========   ========    ========    ========





NYMAGIC Net Premiums Earned
    by Line of Business                                   Year Ended December 31,
- ----------------------------       ------------------------------------------------------------------
                                            2000                   1999                    1998
                                            ----                   ----                    ----
                                                           (Dollars in thousands)
Ocean marine (b) ...........       $ 58,670         78%   $ 48,159          86%    $ 60,219        79%
Inland marine ..............            381          1%        182         --          (393)      --
Aircraft ...................         12,823         17%      5,310           9%       2,005         3%
Other liability ............          3,228          4%      2,529           5%       3,393         4%
Other ......................            346        --          (25)        --        10,799        14%
                                   --------   --------    --------    --------     --------   --------
Total ......................       $ 75,448        100%   $ 56,155         100%    $ 76,023       100%
                                   ========   ========    ========    ========     ========   ========


(a) Includes net premiums written from MMO London of $27,654, $17,365 and $16,832 for 2000, 1999 and 1998, respectively.

(b) Includes net premiums earned from MMO London of $26,399, $13,614 and $14,832 for 2000, 1999 and 1998, respectively.

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

         The Company's general and administrative expenses consist primarily of compensation expense, employee benefits and rental expense for office facilities. The Company's policy acquisition costs include both brokerage commissions and premium taxes which are primarily based on a percentage of premiums written. Such costs have generally changed in proportion to changes in premium volume. Losses and loss adjustment expenses incurred in connection with insurance claims in any particular year depend upon a variety of factors including the rate of inflation, accident or claim frequency, the occurrence of natural catastrophes and the number of policies written.

         The Company estimates reserves each year based upon, and in conformity with, the factors discussed under "Business-Reserves". Changes in estimates of reserves are reflected in operating results in the year in which the change occurs.

2000 as Compared to 1999

         The Company reported a net loss for the year ended December 31, 2000 of $5.5 million, or $.60 per diluted share as compared with net income of $16.4 million, or $1.69 per diluted share, for the year ended December 31, 1999.

         The Company reported an operating loss, which excludes the effects of realized investment gains after taxes, for the year ended December 31, 2000, of $8.9 million or $.96 per diluted share compared with operating income of $8.3 million, or $.86 per diluted share, for the year ended December 31, 1999. The decline in operating income in 2000 principally reflects the underwriting losses attributable to MMO London including costs associated with the run-off of Syndicate 1265 which ceased underwriting in the third quarter of 2000. Results from operations were reduced by such losses for the year ended December 31, 2000 by $1.67 per diluted share. This compares with losses of $.10 per diluted share from MMO London in the prior year. The exchange of the Company's Lloyd's agency for a minority interest in Cathedral Capital PLC, in the fourth quarter of 2000, resulted in an after tax gain of approximately $450,000 or $.05 per diluted share.

         Net premiums earned increased by 34% for the year ended December 31, 2000 when compared to the prior year. The increase in the current year's premiums is largely attributable to premiums emanating from the participation in Syndicate 1265 through MMO London. Net premiums earned from MMO London grew to $26.4 million in 2000 as compared to $13.6 million in 1999 and much of the increase is attributable to a transaction involving a one-time assumption of approximately $7.4 million of ocean marine and casualty premiums. The Company placed Syndicate 1265 into run-off in the third quarter of 2000. In 2001, MMO London will maintain a position in Syndicate 2010 and will derive its share of gross premium writings up to a maximum of $13.6 million. Such writings will be concentrated mainly in assumed reinsurance of aviation and property business.

         Net premiums earned from domestic insurance companies increased by 15% in 2000 due mainly to growth in the aviation line of business. Aviation net premiums earned grew 142% for the year as a result of the effect of higher retention levels in 2000 due to the non-renewal of a 75% quota share treaty which the Company maintained since 1997 as well as rate increases on policies. The increase in aviation writings was offset by a reduction in policy count and average line size. In 2001, the Company expects gross premium rates to continue to firm; however, additional reinsurance costs as a result of the hardening of the aviation reinsurance market will mitigate such increases.

         Ocean marine premiums earned derived from the domestic insurance companies decreased 7% in 2000 when compared to 1999. However, net writings increased 4% in 2000 when compared to the prior year due, in large part, to a firming of marine rates in 2000 which created opportunities to produce additional writings particularly in the hull and cargo marine classes. The Company expects gross and net writings to increase in 2001 as rates continue to firm across the various classes within the ocean marine line.

         Other liability premiums earned increased 28% in 2000. The growth in premiums is attributable to writing a new class of assumed auto liability business in 2000. The Company expects other liability premiums to increase in 2001 as opportunities exist for additional production in the excess and surplus lines markets as pricing continues to firm.

         Inland marine premiums increased mainly due to additional production in 2000. The Company expects inland marine writings to further increase in 2001 due to additional production opportunities in the excess and surplus lines markets.

         Net losses and loss adjustment expenses incurred as a percentage of net premiums earned (the "loss ratio") was 90.2% for the year ended December 31, 2000 as compared to 65.6% for the prior year. The increase resulted from a significant frequency of larger than anticipated losses derived from the underwriting operations of MMO London which resulted in a loss ratio of 137.4% for year ended December 31, 2000. The loss ratio from the domestic insurance companies increased in 2000 to 64.8% from 61.7% in the prior year primarily due to increases in both the frequency and severity of losses in the aviation line of business. The Company's domestic insurance companies recorded favorable net loss experience in the ocean marine line compared to the prior year period.

         Policy acquisition expenses as a percentage of net premiums earned for the year ended December 31, 2000 was 24.1% as compared with 19.7% for the same period in 1999. The increase in the ratio in 2000 is primarily attributable to higher acquisition costs on UK derived business and larger acquisition expenses in the current year's aviation line which do not reflect the benefit of ceded override commissions for business incepting in 2000.

         Net investment income for the year ended December 31, 2000 decreased by 3% from the level of net investment income achieved in 1999. The decline was principally caused by a reduction in invested assets offset by higher yields on investments due to a higher interest rate environment in 2000 and increased investments in taxable securities.

         General and administrative expenses were flat in 2000 when compared to the prior year. The prior year's amounts included larger expenses incurred in connection with employee benefit plans; however, the current year expenses reflect a $1.1 million litigation settlement.

         Realized investment gains were $5.2 million and $12.5 million for the years ended December 31, 2000 and 1999, respectively, and each resulted mainly from the sale of appreciated equity securities.

         Interest expense decreased to $712,000 for the year ended December 31, 2000 from $1,058,000 for the prior year primarily as a result of a decrease in loan principal outstanding.

         Commission income was approximately $900,000 for the year ended December 31, 2000 as compared to $2.0 million in the prior year. 1999 reflected larger reinsurance contingent commissions derived from the profitability of certain reinsurance agreements in the aviation and ocean marine lines.

         Other income increased substantially for the year ended December 31, 2000 as compared to the prior year. The increase was attributable to the exchange of the Company's Lloyd's agency for a minority interest in Cathedral Capital PLC which resulted in a pre-tax gain of approximately $700,000.


1999 as Compared to 1998

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

         Ocean marine net premiums earned increased in 1999 by 5%, excluding one-time items, and is largely attributable to business derived from MMO London. Approximately $13.6 million in net premiums earned, mostly ocean marine hull, was produced by Syndicate 1265 through MMO London in 1999, its first full year of operations, when compared to $700,000, excluding one-time items, in 1998. Net premiums earned from the domestic insurance companies/agencies segment were down 24% as competition generally remained intense in 1999 and adversely affected ocean marine premium rates as well as premium renewals.

         Aviation gross premium written grew 22% in 1999 to $44.6 million as a result of rate increases obtained in 1999 on accounts with poor loss records as well as increases in overall line size per account. As the underwriting climate for gross premiums remained soft in 1999 in the aviation line, the Company maintained an adequate level of reinsurance to protect its exposure to any one loss. As a result, after excess of loss and quota share reinsurance, the Company's net writings amounted to $5.3 million in 1999.

         The other liability line decreased 26% in 1999, excluding one-time items, when compared to 1998 due to the effects of competitive pricing as well as a decline in premium production

         Losses and loss adjustment expenses incurred as a percentage of net premiums earned were 65.6% for the year ended December 31, 1999, as compared to 56.6%, excluding one time items, for the prior year. The domestic insurance subsidiaries recorded higher loss ratios in the aviation line of business in 1999 due to increases in both the frequency and severity of losses. In addition, the Company's ocean marine line recorded higher loss ratios in 1999, primarily attributable to the loss experience produced from MMO London which experienced a relatively high frequency of marine hull claims in 1999.

         Commission income increased substantially in 1999 when compared to 1998 and reflected larger profit commissions on the reinsurance of the Company's ocean marine and aviation lines of business.

         Interest expense decreased to $1,058,000 for the year ended December 31, 1999 from $1,373,000 for the prior year primarily as a result of a decrease in loan principal outstanding.

         Net investment income for the year ended December 31, 1999 decreased by 10% from the level of net investment income achieved in 1998. Contributing to the decline were lower overall investment yields and a reduction in invested assets brought about by the payments of a large number of losses on a gross basis in the aviation and other liability lines of business.

         Policy acquisition expenses as a percentage of net premiums earned for the year ended December 31, 1999 were 19.7% as compared with 13.3% for the prior year. The increase in the ratio is due in large part to the two transactions involving assumptions of premiums in 1998. Absent such business, the ratio would have been approximately 19.7% for the year ended December 31, 1998.

         General and administrative expenses decreased by 10.2% in 1999 from 1998. The prior year's amounts included certain non-recurring expenses incurred in connection with the assumption of premiums and the formation of MMO London. In addition, larger expenses were recorded for two employee benefit plans in 1998 within the domestic insurance agencies.

         Realized investment gains of $12,504,000 for the year ended December 31, 1999 resulted in large part from the sale of appreciated equity securities. In addition, sales resulted from monitoring the Company's overall exposure to equity securities to be in accordance with its investment guidelines.

         Total investments decreased to $396.7 million at December 31, 1999 primarily due to reductions in unrealized gains on investments as a result of rising interest rates and reductions in the investment portfolio to fund payments of aviation and other liability losses on a gross basis. These payments contributed to cash flow used in operations in 1999 of $33.6 million.
Reinsurance is maintained at an adequate level to prevent any one loss from significantly affecting net income. However, timing differences between the payment of gross losses by the Company and cash collections received from reinsurers may adversely impact cash flow in any one period.

         Reinsurance receivables increased by 28% to $255.8 million as of December 31, 1999. Increases in gross severity losses in the aviation, umbrella and ocean marine lines, of which substantial amounts were ceded under various reinsurance agreements, accounted for the increase.

         Accumulated other comprehensive income decreased to $9.9 million from $19.4 million in 1998 and principally reflects the adverse impact of higher interest rates in 1999 on the market value of the Company's fixed income portfolio.

Liquidity and Capital Resources

         The Company monitors cash and short-term investments in order to have an adequate level of funds available to satisfy claims and expenses as they become due. As of December 31, 2000, the Company's assets included approximately $33.4 million in cash and short-term investments. The primary sources of the Company's liquidity are funds generated from insurance premiums, investment income and maturing or liquidating investments.

         Cash flows were used in operating activities in each of the past three years as declines in premium rates, increases in ceded reinsurance premium costs and increases in gross severity claims negatively affected cash flows from operations. The Company's maturing book of other liability business also adversely affected cash flows. The cash flows used in operating activities in the past three years was provided by investing activities and, in particular, through the sale or maturity of fixed income securities.

         Financing activities occurred as a result of borrowings under the Company's revolving credit agreement and unsecured credit facility. The Company borrowed approximately $5,000,000 in 1998 to assist in the payment of gross losses of the Company and to repurchase the Company's Common Stock. Borrowings
under  the  unsecured   credit  facility  were  fully  repaid  after  collecting
recoverables due from reinsurers on such losses and repayments under the Company's existing loan were made at $1,250,000 per quarter over the past three years through December 31, 2000.

         In 1998, the Company entered into an interest rate swap agreement (the "agreement") with a bank for purposes of hedging its interest rate risk on its existing bank loan. The agreement requires the Company to pay interest to the bank at a rate of 6.50% on the original notional amount outstanding of $22,500,000, which is subsequently adjusted quarterly by notional reductions of $1,250,000. The bank is required to pay the Company, on the same notional amounts outstanding, an amount equal to the three month US Dollar London Interbank Offered Rate plus .65% which is reset on a quarterly basis. The interest expense (benefit) recorded under the agreement was ($67,626) in 2000, $91,462 in 1999 and $44,719 in 1998.

         The Company adheres to investment guidelines set by the Finance Committee of the Board of Directors. The investment guidelines are conservatively designed to provide the Company with adequate capital growth and sufficient liquidity to meet existing obligations. Such guidelines consider many factors including anticipated tax position and regulatory requirements.

         The Company maintains a position of investments in bonds from various states and municipalities. Such securities receive favorable tax treatment under existing tax laws. The investment position is monitored regularly, and as a result, the Company reduced its investment in such securities in the most recent year after consideration of the alternative minimum tax.

         Under the Common Stock Repurchase Plan, the Company may purchase up to $55,000,000 of the Company's issued and outstanding shares of common stock on the open market. During 2000, the Company repurchased 520,326 shares of common stock, under the Company's Common Stock Repurchase Plan, for a total cost of approximately $6.7 million. As of December 31, 2000, the Company had repurchased a total of 2,644,408 shares of common stock at a total cost of approximately $45,285,581 at market prices ranging from $12.38 to $28.81 per share.

         NYMAGIC's principal source of cash flow is dividends from its insurance company subsidiaries which is then used to fund various operating expenses, including interest expense, loan repayments and the payment of dividends to shareholders. The Company's domestic insurance company subsidiaries are limited by statute in the amount of dividends that may be declared or paid during a year. The limitation restricts dividends paid or declared to the lower of 10% of policyholders' surplus or 100% of net investment income as defined under New York insurance law. The limitations on dividends from the insurance company subsidiaries are not expected to have a material impact on the Company's ability to meet current cash obligations or materially limit the current payment of dividends to the Company's shareholders. Dividends can be paid from Syndicate 1265 through MMO London to the extent solvency margins are maintained and after the closing of an underwriting year, which occurs three years following the beginning of a calendar year. The Company does not expect to receive a dividend from the closing of the 1998, 1999 and 2000 underwriting years.

Effect of recent accounting pronouncements

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133") was issued by the Financial Accounting Standards Board ("FASB") in June 1998. SFAS 133 requires derivatives to be recorded on the balance sheet at fair value. Derivatives not considered as hedges are recorded at fair value with any change in the fair value of the derivative recorded in the income statement. For derivatives that qualify as a hedge, changes in the fair value of the derivative are offset against changes in the fair value of the hedged assets or liabilities and are recognized in the income statement or in other comprehensive income depending on the effectiveness of the hedge. SFAS 133 is effective for years beginning after June 15, 1999.

         Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", ("SFAS 137") was issued by the FASB in 1999 and deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000.

         The Company uses derivatives, in the form of an interest rate swap, for hedging purposes as part of its strategy for interest rate management. The Company adopted SFAS 133 on January 1, 2001 and such adoption did not have a material effect on its financial statements.

Inflation

         Periods of inflation have prompted the pools, and consequently the Company, to react quickly to actual or potential imbalances between costs, including claim expenses, and premium rates. These imbalances have been corrected mainly through improved underwriting controls, responsive management information systems and frequent review of premium rates and loss experience.

         Inflation also affects the final settlement costs of claims, which may not be paid for several years. The longer a claim takes to settle, the more significant the impact of inflation on final settlement costs. The Company periodically reviews outstanding claims and adjusts reserves for the pools based on a number of factors, including inflation.

Item  7A. Quantitative and Qualitative Disclosures About Market Risk
      --------------------------------------------------------------

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


                                             Future cash flows of expected principal amounts
                                             -----------------------------------------------
                                                           (Dollars in millions)
                                                                                    Total    Total
                                                                         There-   Amortized   Fair
Fixed maturities                  2001    2002    2003    2004    2005   after      Cost     Value
- ----------------                  ----    ----    ----    ----    ----   -----      ----     -----

Tax-exempts ..................     --    $  2    $  3    $  4    $  5    $ 28      $ 42       $ 42
  Average interest rate ......     --     6.3%    6.7%    5.2%    6.3%    6.1%       --         --

Taxables .....................     15      60      20      36      16      86       233        237
  Average interest rate ......    6.6%    6.3%    6.8%    6.6%    7.5%    7.5%       --         --
                                  ----------------------------------------------------------------

Total ........................   $ 15    $ 62    $ 23    $ 40    $ 21    $114      $275       $279

         Credit quality risk includes the risk of default by issuers of debt securities. The Company's investment guidelines are conservatively designed and prevent the investment in securities below an A rating. Overall, the Company maintains fixed maturities with an average credit quality rating of AA as of December 31, 2000. The Company's exposure to credit risk is considered minimal.

         Foreign currency risk includes exposure to changes in foreign exchange rates on the market value and interest income of foreign denominated investments. MMO London operations maintains cash and investments in British Pounds Sterling with a US equivalent of $636,000 to the extent business is derived from transactions in such currency. The investment of cash flows from business written in Pounds Sterling in securities of the same foreign currency should ultimately mitigate the risk associated with changes in foreign exchange rates with respect to British Pounds Sterling.

         Equity risk includes the potential loss from changes in the fair value of equity securities. The Company's equity securities are traded on major stock exchanges and are highly liquid. The investment in such securities are limited by the Company's investment guidelines to 25% of statutory surplus in order to minimize the impact of large changes in the stock market on its surplus.

         The Company monitors market risks on a regular basis through meetings with investment advisors, examining the existing portfolio and reviewing potential changes in investment guidelines, the overall effect of which is to allow management to make informed decisions concerning the impact that market risks have on the portfolio.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

         The consolidated financial statements required in response to this item are included as part of Item 14(a) of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         -----------------------------------------------------------------------

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

         The  information  required by this Item is  incorporated  by  reference
herein  from  NYMAGIC's   Proxy   Statement  for  the  2001  Annual  Meeting  of
Shareholders.

Item 11.  Executive Compensation.
          ----------------------
         The  information  required by this Item is  incorporated  by  reference
herein  from  NYMAGIC's   Proxy   Statement  for  the  2001  Annual  Meeting  of
Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

         The  information  required by this Item is  incorporated  by  reference
herein  from  NYMAGIC's   Proxy   Statement  for  the  2001  Annual  Meeting  of
Shareholders.

Item 13.   Certain Relationships and Related Transactions.
           ----------------------------------------------

         The  information  required by this Item is  incorporated  by  reference
herein  from  NYMAGIC's   Proxy   Statement  for  the  2001  Annual  Meeting  of
Shareholders.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
          ----------------------------------------------------------------

         (a)      1.       Financial Statements
                           --------------------

                           The  list  of  financial  statements  appears  in the
accompanying index on page 27.

                  2.       Financial Statement Schedules
                           -----------------------------

                           The list of financial statement schedules appears in the accompanying index on page 27.

                  3.       Exhibits
                           --------

                  3.1.     Charter. (Incorporated by reference to Exhibit 3-1 to
                           the   Registrant's    Registration    Statement   No.
                           33-27665).

                  3.3. Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.3 of the registrant's Annual Report of Form 10-K for the fiscal year ended December 31, 1999 (Commission file No.1-11238).)

                  4.0.     Specimen  Certificate of common stock.  (Incorporated
                           by  reference  to  Exhibit  4  to  the   Registrant's
                           Registration Statement No. 33-27665.)

                  10.2. Restated Management Agreement dated as of January 1, 1986, by and among Mutual Marine Office, Inc. and Arkwright-Boston Manufacturers Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 1O-K for the fiscal year ended December 31, 1986 (Commission File No. 1-11238).)

                  10.2.2. Amendment to Restated Management Agreement, dated as of December 30, 1988, by and among Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.2.2. of the Registrant's Current Report on Form 8-K dated January 6, 1989 (Commission File No. 1-11238).)

                  10.2.3. Amendment to Restated Management Agreement, dated as of December 31, 1990 by and among Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit
                           10.2.3. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11238).)

                  10.4. Restated Management Agreement dated as of January 1, 1986, by and among Mutual Inland Marine Office, Inc. and Arkwright-Boston Manufacturers Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 1-11238).)

                  10.4.2. Amendment to Restated Management Agreement, dated as of December 30, 1988, by and among Mutual Inland Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Incorporated by reference to Exhibit 10.4.2 of the Registrant's Current Report on Form 8-K, dated January 6, 1989 (Commission File No. 1-11238).)

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

                  10.6.2. Amendment to Restated Management Agreement dated as of December 30, 1988, by and among Mutual Marine
                           Office of the Midwest, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.6.2 of the Registrant's Current Report on Form 8-K, dated January 6, 1989 (Commission File No. 1-11238).)

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

                  10.8.2. Amendment to Restated Management Agreement dated as of December 30, 1988, by and among Pacific Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Lumber Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.8.2 of the Registrant's Current Report on Form 8-K, dated January 6, 1989 (Commission File No. 1-11238).)

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

                  10.9 1991 Option Plan. (Incorporated by reference to the Registrant's Proxy Statement for its 1991 Annual Meeting of Shareholders (Commission File No. 1-11238).)

                  10.10 Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.10 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-112381).)

                  10.11 1999 NYMAGIC, INC. Phantom Stock Plan. (Incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-11238).)

                  10.12 Executive Severance Pay Plan, effective as of January 1, 2000, for the benefit of Lawrence S. Davis.

                  21.      Subsidiaries of the Registrant.

                  23.      Consent of KPMG LLP.

         (b)      Reports on Form 8-K
                  -------------------

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 NYMAGIC, INC.
                                                 (Registrant)

                                                 By:  /s/ Robert W. Bailey
                                                      ------------------------
                                                      Robert W. Bailey
                                                      Chief Executive Officer

                                                 Date: March 30, 2001
                                                       ----------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name                                 Title                             Date
- ----                                 -----                             ----

/s/ John R. Anderson                 Director                     March 30, 2001
- ---------------------------
John Ross Anderson

/s/ Robert W. Bailey                 Director, Chairman           March 30, 2001
- ---------------------------          and Chief Executive
Robert Wayne Bailey                  Officer

/s/ Jonathan S. Bannett              Director                     March 30, 2001
- ---------------------------
Jonathan Seth Bannett

/s/ John N. Blackman, Jr.            Director                     March 30, 2001
- ---------------------------
John Nicholas Blackman, Jr.

/s/ Mark W. Blackman                 Director                     March 30, 2001
- ---------------------------
Mark Willis Blackman

/s/ John Kean, Jr.                   Director                     March 30, 2001
- ---------------------------
John Kean, Jr.

/s/ Costa N. Kensington              Director                     March 30, 2001
- ---------------------------
Costa Nicholas Kensington

/s/ Charles A. Mitchell              Director                     March 30, 2001
- ---------------------------
Charles Arthur Mitchell

/s/ William Ross Scarbrough          Director                     March 30, 2001
- ---------------------------
William Ross Scarbrough

/s/ Robert George Simses             Director                     March 30, 2001
- ---------------------------
Robert George Simses

/s/ William A. Thorne                Director                     March 30, 2001
- ---------------------------
William Arnold Thorne

/s/ Edward Judson Waite III          Director                     March 30, 2001
- ---------------------------
Edward Judson Waite III

/s/ Glenn Robert Yanoff              Director                     March 30, 2001
- ---------------------------
Glenn Robert Yanoff

/s/ Thomas J. Iacopelli              Principal Accounting         March 30, 2001
- ---------------------------          Officer and Chief
Thomas John Iacopelli                Financial Officer

                                  NYMAGIC, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

   Independent Auditors' Report............................................  28

   Consolidated Balance Sheets.............................................  29

   Consolidated Statements of Income.......................................  30

   Consolidated Statements of Shareholders' Equity.........................  31

   Consolidated Statements of Cash Flows...................................  32

   Notes to Consolidated Financial Statements..............................  33

   Financial Statement Schedule II.........................................  52

   Financial Statement Schedule V..........................................  54

   Financial Statement Schedule VI.........................................  55

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
NYMAGIC, INC.:

   We have audited the accompanying consolidated balance sheets of NYMAGIC, INC. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NYMAGIC, INC. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

New York, New York
February 15, 2001

                                  NYMAGIC, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                       ---------------------
                                                         2000         1999
                                                       --------     --------
                                     ASSETS
Investments:
Fixed maturities available for sale at fair value
   (amortized cost $275,291,173 and $300,687,622)   $279,465,655   $297,293,353
 Equity securities at fair value
   (cost $47,115,772 and $52,922,679)............     58,991,670     71,681,895

   Short-term investments........................     32,834,155     27,734,786
                                                    ------------   ------------
      Total investments..........................    371,291,480    396,710,034
                                                    ------------   ------------
Cash.............................................        552,322      1,016,945
Accrued investment income........................      4,604,185      5,195,227
Premiums and other receivables, net..............     53,984,744     56,003,308
Reinsurance receivables..........................    248,048,171    255,761,760
Deferred policy acquisition costs................      5,354,489      4,850,587
Prepaid reinsurance premiums.....................     19,210,358     28,597,355
Deferred income taxes............................     10,504,182      9,311,335
Property, improvements & equipment, net..........      1,225,281      1,792,876
Other assets.....................................      5,553,991      5,064,631
                                                    ------------   ------------
      Total assets...............................   $720,329,203   $764,304,058
                                                    ============   ============

                                   LIABILITIES

Unpaid losses and loss adjustment expenses.......   $411,266,969   $425,469,125
Reserve for unearned premiums....................     60,435,774     56,033,281
Ceded reinsurance payable........................     15,043,696     29,445,275
Notes payable....................................      7,458,413     12,458,413
Other liabilities................................      8,918,839      8,787,820
Dividends payable................................        915,803        967,785
      Total liabilities..........................   ------------   ------------
                                                     504,039,494    533,161,699
                                                    ------------   ------------

                              SHAREHOLDERS' EQUITY

Common stock.....................................     15,018,392     15,017,892
Paid-in capital..................................     27,992,916     27,935,907
Accumulated other comprehensive income...........     10,918,088      9,931,438
Retained earnings................................    211,565,023    220,736,910
                                                    ------------   ------------
                                                     265,494,419    273,622,147
Treasury stock, at cost, 5,860,366 and 5,340,040
shares...........................................    (49,204,710)   (42,479,788)
                                                    ------------   ------------
    Total shareholders' equity...................    216,289,709    231,142,359
                                                    ------------   ------------
      Total liabilities and shareholders' equity.   $720,329,203   $764,304,058
                                                    ============   ============



The accompanying notes are an integral part of these consolidated financial statements.


                                  NYMAGIC, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                            Year ended December 31,
                                              -----------------------------------------------
                                                   2000             1999             1998
                                              -----------------------------------------------
 Revenues:
   Net premiums earned ...................    $  75,448,179    $  56,155,156    $  76,022,663
   Commission income .....................          902,653        1,956,276          591,448
   Net investment income .................       18,076,089       18,641,619       20,803,433
   Realized investment gains .............        5,246,802       12,503,731        8,615,058
   Other income ..........................        1,059,638          237,701          395,560
                                              -------------    -------------    -------------
      Total revenues .....................      100,733,361       89,494,483      106,428,162
                                              -------------    -------------    -------------

Expenses:
   Net Losses and loss adjustment expenses
     incurred ............................       68,062,971       36,853,012       50,512,063
   Policy acquisition expenses ...........       18,177,724       11,077,382       10,107,327
   General and administrative expenses ...       19,439,484       19,326,472       21,531,287
   Interest expense ......................          712,424        1,057,993        1,373,408
                                              -------------    -------------    -------------
      Total expenses .....................      106,392,603       68,314,859       83,524,085
                                              -------------    -------------    -------------

Income (loss) before income taxes ........       (5,659,242)      21,179,624       22,904,077
                                              -------------    -------------    -------------
   Income tax provision:
   Current ...............................        1,275,620        3,189,162        5,250,123
   Deferred ..............................       (1,432,748)       1,577,201         (869,462)
                                              -------------    -------------    -------------
      Total income tax expense (benefit) .         (157,128)       4,766,363        4,380,661
                                              -------------    -------------    -------------
   Net income (loss) .....................    $  (5,502,114)   $  16,413,261       18,523,416
                                              =============    =============    =============

Weighted average number of shares of
     common stock outstanding-basic ......        9,243,669        9,687,466        9,678,802
                                              =============    =============    =============

Basic earnings (loss) per share ..........    $        (.60)   $        1.69    $        1.91
                                              =============    =============    =============

Weighted average number of shares of
     common stock outstanding-diluted ....        9,243,669        9,687,466        9,705,433
                                              =============    =============    =============

Diluted earnings (loss) per share ........    $        (.60)   $        1.69    $        1.91
                                              =============    =============    =============


The accompanying notes are an integral part of these consolidated financial statements.


                                  NYMAGIC, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                    Year ended December 31,
                                                                       -----------------------------------------------
                                                                            2000             1999             1998
                                                                            ----             ----             ----
Retained earnings:
    Balance, beginning of year .....................................   $ 220,736,910    $ 208,198,204    $ 193,547,346
    Net income (loss) ..............................................      (5,502,114)      16,413,261       18,523,416
    Dividends declared .............................................      (3,669,773)      (3,874,555)      (3,872,558)
                                                                       -------------    -------------    -------------
     Balance, end of year ..........................................     211,565,023      220,736,910      208,198,204
                                                                       =============    =============    =============
Accumulated other comprehensive income:

    Balance, beginning of year .....................................       9,931,438       19,436,591       12,931,785
    Unrealized gain (loss) on securities,
     net of reclassification adjustment ............................         445,531       (9,428,336)       6,489,767
    Foreign currency translation adjustments .......................         541,119          (76,817)          15,039
                                                                       -------------    -------------    -------------
    Other comprehensive income (loss) ..............................         986,650       (9,505,153)       6,504,806
                                                                       -------------    -------------    -------------
      Balance, end of year .........................................      10,918,088        9,931,438       19,436,591
                                                                       =============    =============    =============

Common stock:
    Balance, beginning of year .....................................      15,017,892       15,017,892       14,991,992
    Shares issued ..................................................             500             --             25,900
                                                                       -------------    -------------    -------------
      Balance, end of year .........................................      15,018,392       15,017,892       15,017,892
                                                                       =============    =============    =============

Paid-in capital:
    Balance, beginning of year .....................................      27,935,907       28,029,410       27,529,877
    Shares issued and other ........................................          57,009          (93,503)         499,533
                                                                       -------------    -------------    -------------
      Balance, end of year .........................................      27,992,916       27,935,907       28,029,410
                                                                       =============    =============    =============
Treasury stock, at cost:
    Balance, beginning of year .....................................     (42,479,788)     (42,502,230)     (42,481,657)
    Net repurchase of common stock .................................      (6,724,922)          22,442          (20,573)
                                                                       -------------    -------------    -------------
      Balance, end of year .........................................     (49,204,710)     (42,479,788)     (42,502,230)
                                                                       =============    =============    =============

Total Shareholders' Equity .........................................   $ 216,289,709    $ 231,142,359    $ 228,179,867
                                                                       =============    =============    =============

Comprehensive income:
    Net income (loss) ..............................................      (5,502,114)      16,413,261       18,523,416
    Other comprehensive income (loss) ..............................         986,650       (9,505,153)       6,504,806
                                                                       -------------    -------------    -------------
      Comprehensive income (loss) ..................................   $  (4,515,464)   $   6,908,108    $  25,028,222
                                                                       =============    =============    =============

                                                                                      Number of Shares

Common stock, par value $1 each:
    Issued, beginning of year ......................................      15,017,892       15,017,892       14,991,992
    Shares Issued ..................................................             500             --             25,900
                                                                       -------------    -------------    -------------
      Issued, end of year ..........................................      15,018,392       15,017,892       15,017,892
                                                                       =============    =============    =============

Common stock, authorized shares,
    par value $1 each ..............................................      30,000,000       30,000,000       30,000,000
                                                                       =============    =============    =============
Common stock,
    shares outstanding, end of year ................................       9,158,026        9,677,852        9,685,492
                                                                       =============    =============    =============
Dividends declared per share .......................................   $         .40    $         .40    $         .40
                                                                       =============    =============    =============


The accompanying notes are an integral part of these consolidated financial statements.


                                  NYMAGIC, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Year ended December 31,
                                                     -----------------------------------------------
                                                          2000             1999            1998
                                                          ----             ----            ----

Cash flows from operating activities:

Net income (loss) ................................   $  (5,502,114)   $  16,413,261    $  18,523,416
                                                     -------------    -------------    -------------
Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
  Provision for deferred taxes ...................      (1,432,748)       1,577,201         (869,462)
  Realized investment gains ......................      (5,246,802)     (12,503,731)      (8,615,058)
  Net bond amortization ..........................       1,113,936        2,136,408        2,220,565
  Depreciation and other, net ....................         825,543          699,107          733,950
Changes in:
  Premiums and other receivables .................       2,018,564      (14,580,395)        (787,749)
  Reinsurance receivables ........................       7,713,589      (56,030,958)     (24,072,850)
  Ceded reinsurance payable ......................     (14,401,579)       5,649,283       (3,511,137)
  Accrued investment income ......................         591,042          994,639          132,504
  Deferred policy acquisition costs ..............        (503,902)        (573,157)       1,290,058
  Prepaid reinsurance premiums ...................       9,386,997       (9,203,809)       5,021,074
  Other assets ...................................        (489,360)       1,482,772       (1,677,794)
  Unpaid losses and loss
   adjustment expenses ...........................     (14,202,156)      23,884,979       13,182,598
  Reserve for unearned premiums ..................       4,402,493        9,154,731       (8,309,731)
  Foreign currency translation
   adjustments ...................................         541,119          (76,817)          15,039
  Other liabilities ..............................         131,019       (2,667,157)       4,392,882
                                                     -------------    -------------    -------------
     Total adjustments ...........................      (9,552,245)     (50,056,904)     (20,855,111)
                                                     -------------    -------------    -------------
Net cash used in operating
   activities ....................................     (15,054,359)     (33,643,643)      (2,331,695)
                                                     -------------    -------------    -------------

Cash flows from investing activities:

  Fixed maturities acquired ......................    (232,437,048)    (105,025,752)     (77,604,001)
  Equity securities acquired .....................     (48,277,165)     (60,300,853)     (51,440,490)
  Net (purchase) sale of
   short-term investments ........................      (5,023,999)     (11,540,504)       1,890,059
  Fixed maturities matured .......................      15,744,648       26,005,874       34,682,127
  Fixed maturities sold ..........................     241,119,297      118,911,079       51,905,388
  Equity securities sold .........................      59,111,119       74,124,696       52,514,190
  Acquisition of property & equipment, net........        (257,948)        (150,962)        (709,318)
                                                     -------------    -------------    -------------
Net cash provided by investing activities ........      29,978,904       42,023,578       11,237,955
                                                     -------------    -------------    -------------

Cash flows from financing activities:

  Proceeds from stock issuance and other .........          57,509          (93,503)         525,433
  Cash dividends paid to stockholders ............      (3,721,755)      (3,875,319)      (3,870,040)
  Net repurchase of common stock .................      (6,724,922)          22,442          (20,573)
  Proceeds from borrowings .......................            --               --          5,000,000
  Loan principal payments ........................      (5,000,000)      (5,000,000)     (10,000,000)
                                                     -------------    -------------    -------------
Net cash used in financing activities ............     (15,389,168)      (8,946,380)      (8,365,180)
                                                     -------------    -------------    -------------

Net (decrease) increase in cash ..................        (464,623)        (566,445)         541,080
  Cash at beginning of year ......................       1,016,945        1,583,390        1,042,310
                                                     -------------    -------------    -------------
  Cash at end of year ............................   $     552,322    $   1,016,945    $   1,583,390
                                                     =============    =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Summary Of Significant Accounting Policies:

      Nature of Operations

      NYMAGIC, through its subsidiaries, specializes in underwriting ocean marine, inland marine, aviation and other liability insurance through insurance pools managed by Mutual Marine Office, Inc. ("MMO"), Pacific Mutual Marine Office, Inc. ("PMMO"), and Mutual Marine Office of the Midwest, Inc. ("Midwest"). MMO, located in New York, PMMO located in San Francisco, and Midwest, located in Chicago, manage the insurance pools in which the Company's insurance subsidiaries, New York Marine And General Insurance Company ("New York Marine") and Gotham Insurance Company ("Gotham"), participate. All premiums, losses and expenses are prorated among pool members in accordance with their pool participation percentages. Effective January 1, 1997 and subsequent, the Company increased to 100% its participation in the business produced by the pools.

      In 1997, the Company formed MMO EU Ltd., a holding company, and MMO UK Ltd., a Lloyd's of London corporate vehicle which provides 100% capacity for Lloyd's Syndicate 1265. The assets and liabilities and results of operations of MMO EU and MMO UK, including its interest in Syndicate 1265 (collectively referred to as "MMO London") are included in the consolidated financial statements.

      In 1997, the Company  acquired  ownership of Highgate  Managing  Agencies,
Ltd. which subsequently was renamed MMO Underwriting Agency, Ltd. MMO Underwriting Agency Ltd., a Lloyd's managing agency, commenced underwriting in 1998 for the Company's wholly owned subsidiary MMO UK, which provides 100% of the capital for Syndicate 1265. In 2000, the Company sold MMO Underwriting Agency Ltd. in exchange for a minority interest in Cathedral Capital PLC, which resulted in a pre-tax gain of approximately $700,000. Syndicate 1265 was placed into runoff in 2000.

      Basis of Reporting

      The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (GAAP), which differ in certain material respects from the accounting principles prescribed or permitted by state insurance regulatory authorities for the
Company's two domestic insurance subsidiaries. The principal differences recorded under GAAP are deferred policy acquisition costs, an allowance for doubtful accounts, deferred income taxes, and fixed maturities held for sale are carried at fair value.

      The preparation of financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from those amounts previously estimated.

      Consolidation

      The consolidated financial statements include the accounts of the Company, two insurance subsidiaries, New York Marine and Gotham, three agency subsidiaries, hereinafter collectively referred to as ("MMO") and MMO London. Gotham is owned 25% by the Company and 75% by New York Marine. All other subsidiaries are wholly owned by NYMAGIC. All intercompany accounts and transactions have been eliminated in consolidation.

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

                                  NYMAGIC, INC.

      Realized investment gains and losses (determined on the basis of first in first out) also include any declines in value which are considered to be other than temporary. Unrealized appreciation or depreciation of investments, net of related deferred income taxes, is reflected in accumulated other comprehensive income in shareholders' equity.

      Derivatives

      In 1998, an interest rate agreement was entered into for purposes of hedging interest rate risk on the Company's existing note payable. Cash flows as a result of the hedge are recorded as adjustments to interest expense.

      Premium and policy acquisition cost recognition

      Premiums and policy acquisition costs are reflected in income and expense on a monthly pro rata basis over the terms of the respective policies. Accordingly, unearned premium reserves are established for the portion of premiums written applicable to unexpired policies in force, and acquisition costs, consisting mainly of net brokerage commissions, and premium taxes relating to these unearned premiums are deferred to the extent recoverable. The Company has provided an allowance for uncollectible premium receivables of $450,000 for each year ended December 31, 2000 and 1999, respectively. The determination of acquisition costs to be deferred considers historical and current loss and loss adjustment expense experience. Consideration is also given to anticipated investment income using an interest rate of 7% in measuring the carrying value of deferred policy acquisition costs.

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

      Reinsurance

      The Company's insurance subsidiaries participate in various reinsurance agreements on both an assumed and ceded basis. The Company uses various types of reinsurance including quota-share, excess of loss and facultative agreements to spread the risk of loss among several reinsurers and to limit its exposure from losses on any one occurrence. Any recoverable due from reinsurers is recorded in the period in which the related gross liability is established.

      The  Company  accounts  for  all  reinsurance   recoverables  and  prepaid
reinsurance premiums as assets.

      Depreciation

      Property, equipment and leasehold improvements are depreciated over their estimated useful lives.

      Income Taxes

      The Company and its subsidiaries file a consolidated Federal tax return. The Company provides deferred income taxes on temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities based upon enacted tax rates. The effect of a change in tax rates is recognized in income in the period of change.

                                  NYMAGIC, INC.

      Fair Values of Financial Instruments

      The fair value of the Company's fixed maturity investments is disclosed in
Note 2. The Company's other financial instruments include short-term receivables, notes payable and other payables which are recorded at the underlying transaction value and approximate fair value.

      Goodwill

      The excess of purchase price over the fair value of net assets acquired is amortized to income on a straight line basis over five years. The balances at December 31, 2000 and 1999 were $-0- and $117,088, respectively.

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

      Reclassification

      Certain accounts in the prior year's financial statements have been reclassified to conform to the 2000 presentation.

      Effects of recent accounting pronouncements

      Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133") was issued by the Financial Accounting Standards Board ("FASB") in June 1998. SFAS 133 requires derivatives to be recorded on the balance sheet at fair value. Derivatives not considered as hedges are recorded at fair value with any change in the fair value of the derivative recorded in the income statement. For derivatives that qualify as a hedge, changes in the fair value of the derivative are offset against changes in the fair value of the hedged assets or liabilities and are recognized in the income statement or in other comprehensive income depending on the effectiveness of the hedge. SFAS 133 is effective for years beginning after June 15, 1999.

                                  NYMAGIC, INC.

      Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", ("SFAS 137") was issued by the FASB in 1999 and deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000.

      The Company uses derivatives, in the form of an interest rate swap, for hedging purposes as part of its strategy for interest rate management. The Company adopted SFAS 133 on January 1, 2001 and such adoption did not have a material effect on the financial statements.

(2)   Investments:

      A summary of investment components at December 31, 2000 consists of the following:


                                                                          Amount at which
                                                               Fair        shown in the
Type of Investment                                Cost         Value       balance sheet
- ------------------                                ----         -----       -------------
Fixed maturities available for sale:
 Bonds:
   United States Government and
    government agencies and authorities ..   $124,885,322   $126,573,706   $126,573,706
   States, municipalities and
    political subdivisions ...............     41,433,877     42,527,560     42,527,560
   Public utilities ......................     12,395,780     12,524,704     12,524,704
   All other corporate bonds .............     96,576,194     97,839,685     97,839,685
                                             ------------   ------------   ------------
   Total fixed maturities
         available for sale ..............    275,291,173    279,465,655    279,465,655
                                             ------------   ------------   ------------
 Equity securities:
   Common stocks:
   Public utilities ......................      2,961,900      4,040,953      4,040,953
   Banks, trusts and insurance companies .      3,118,460      4,219,091      4,219,091
   Industrial, miscellaneous and all other     41,035,412     50,731,626     50,731,626
                                             ------------   ------------   ------------
      Total equity securities ............     47,115,772     58,991,670     58,991,670
                                             ------------   ------------   ------------
   Short term investments ................     32,834,155     32,834,155     32,834,155
                                             ------------   ------------   ------------
      Total investments ..................   $355,241,100   $371,291,480   $371,291,480
                                             ============   ============   ============

      Unrealized depreciation or appreciation of investments (before applicable income taxes) at December 31, 2000 and 1999 included gross unrealized gains on equity securities of $14,077,825 and $20,331,826, respectively; and gross unrealized losses on equity securities of $2,201,927 and $1,572,610, respectively; and gross unrealized gains on fixed maturities available for sale of $4,645,011 and $957,805 at December 31, 2000 and 1999, respectively; and gross unrealized losses on fixed maturities available for sale of $470,529 and $4,352,074 at December 31, 2000 and 1999, respectively.

      Included in investments at December 31, 2000 are bonds on deposit with various regulatory authorities as required by law with a fair value of $8,849,600.

      There were no non-income producing fixed maturity investments for each of the years ended December 31, 2000 and 1999.

      All mortgage backed securities at December 31, 2000 and 1999 are obligations of various U.S. Government agencies and consist of GNMA, FHLMC or FNMA pass through securities. These securities are readily marketable.

                                  NYMAGIC, INC.

   The gross unrealized gains and losses on debt securities at December 31, 2000 and 1999 are as follows:


                                                                 2000
                                       ----------------------------------------------------------
                                                          Gross         Gross
                                        Amortized      Unrealized     Unrealized          Fair
                                           Cost           Gains         Losses           Value
                                           ----           -----         ------           -----

Fixed maturities available for sale:

U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies ........   $124,885,322   $  1,701,930   $    (13,546)   $126,573,706

  Obligations of states and
   political subdivisions ..........     41,433,877      1,101,960         (8,277)     42,527,560

  Corporate securities .............    108,971,974      1,841,121       (448,706)    110,364,389
                                       ------------   ------------   ------------    ------------

         Totals ....................   $275,291,173   $  4,645,011   $   (470,529)   $279,465,655
                                       ============   ============   ============    ============




                                                                1999
                                       ---------------------------------------------------------
                                                          Gross         Gross
                                        Amortized      Unrealized     Unrealized          Fair
                                           Cost           Gains         Losses           Value
                                           ----           -----         ------           -----

Fixed maturities available for sale:

U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies ........   $ 88,757,727   $     17,501   $ (1,805,669)   $ 86,969,559

   Obligations of states and
     political subdivisions ........    153,794,424        854,048     (1,239,072)    153,409,400

   Corporate securities ............     58,135,471         86,256     (1,307,333)     56,914,394
                                       ------------   ------------   ------------    ------------

         Totals ....................   $300,687,622   $    957,805   $ (4,352,074)   $297,293,353
                                       ============   ============   ============    ============

                                  NYMAGIC, INC.

      The amortized cost and fair value of debt securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                  Fixed maturities available
                                                            for sale
                                                --------------------------------
                                                 Amortized             Fair
                                                    Cost               Value
                                                --------------------------------

Due in one year or less ................        $ 13,395,590        $ 13,459,849

Due after one year
through five years .....................         140,564,653         141,933,285

Due after five years
through ten years ......................          46,077,007          47,371,699

Due after ten years ....................          44,162,568          45,179,951
                                                ------------        ------------
                                                 244,199,818         247,944,784

Mortgage backed securities .............          31,091,355          31,520,871
                                                ------------        ------------


      Totals ...........................        $275,291,173        $279,465,655
                                                ============        ============


      The investment portfolio has exposure to market risks which includes the effect of adverse changes in interest rates, credit quality, foreign exchange rates and equity prices on the portfolio. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Foreign currency risk includes exposure to changes in foreign exchange rates on the market value and interest income of foreign denominated investments. Equity risk includes the potential loss from changes in the fair value of equity securities.

                                  NYMAGIC, INC.

      Proceeds from sales of investments in debt securities during 2000, 1999 and 1998 were $241,119,297, $118,911,079 and $51,905,388, respectively. Gross gains of  $1,183,033,  $929,242 and  $1,105,100  and gross losses of $1,038,655,
$797,483 and $14,246 were realized on those sales in 2000, 1999 and 1998, respectively.

      Realized   gains   (losses)   and   unrealized   investment   appreciation
(depreciation) on fixed maturities and equity securities for the years ended December 31, 2000, 1999 and 1998 are as follows:


                                                          Year ended December 31,
                                               --------------------------------------------
                                                    2000           1999            1998
                                                    ----           ----            ----
Realized gains (losses) on sale
of investments
 Fixed maturities ..........................   $    144,378    $    131,759    $  1,090,854
 Equity securities .........................      5,027,054      12,378,350       7,516,080
 Short-term investments ....................         75,370          (6,378)          8,124
                                               ------------    ------------    ------------
 Realized investment gains .................      5,246,802      12,503,731       8,615,058
 Less: applicable income taxes .............     (1,836,381)     (4,376,306)     (3,015,270)
                                               ------------    ------------    ------------
Net realized investment gains ..............   $  3,410,421    $  8,127,425    $  5,599,788
                                               ============    ============    ============

Change in unrealized investment appreciation
(depreciation) of securities:
 Fixed maturities ..........................   $  7,568,751    $(14,214,047)   $  2,266,766
 Equity securities .........................     (6,883,318)       (291,085)      7,717,489
                                               ------------    ------------    ------------
 Unrealized investment gains (losses)  .....        685,433     (14,505,132)      9,984,255
 Less: applicable deferred income taxes ....       (239,902)      5,076,796      (3,494,488)
                                               ------------    ------------    ------------
 Net unrealized investment gains (losses) ..   $    445,531    $ (9,428,336)   $  6,489,767
                                               ============    ============    ============


Net investment income from each major category of investments for the years indicated is as follows:

                                              Year ended December 31,
                                   ---------------------------------------------
                                        2000           1999            1998
                                        ----           ----            ----

Fixed maturities ...............   $ 16,376,816    $ 17,686,462    $ 18,740,628
Short-term investments .........      1,653,764         994,215       2,021,670
Equity securities ..............        836,917         815,161         846,610
                                   ------------    ------------    ------------
    Total investment income ....     18,867,497      19,495,838      21,608,908
Investment expenses ............       (791,408)       (854,219)       (805,475)
                                   ------------    ------------    ------------
      Net investment income ....   $ 18,076,089    $ 18,641,619    $ 20,803,433
                                   ============    ============    ============

                                  NYMAGIC, INC.

(3)   Fiduciary Funds:

      The Company's insurance agency subsidiaries maintain separate underwriting accounts which record all of the underlying insurance transactions of the insurance pools which they manage. These transactions primarily include collecting premiums from the insureds, collecting paid recoverables from reinsurers, paying claims as losses become payable, paying reinsurance premiums to reinsurers and remitting net account balances to member insurance companies in the pools which MMO manages. Unremitted amounts to members of the insurance pools are held in a fiduciary capacity and interest income earned on such funds inure to the benefit of the members of the insurance pools based on their pro-rata participation in the pools.

      A summary of the pools' underwriting accounts as of December 31, 2000 and 1999 is as follows:

                                                             December 31,
                                                   -----------------------------
                                                       2000              1999
                                                       ----              ----
Cash and short-term investments ............       $   864,339       $   556,542
Premiums receivable ........................        44,085,797        40,151,568
Reinsurance and other recoverables .........        48,546,626        43,451,589
                                                   -----------       -----------
Total assets ...............................       $93,496,762       $84,159,699
                                                   ===========       ===========
Due to insurance pool members ..............        64,237,587        43,207,673
Reinsurance payable ........................        14,181,286        29,718,908
Funds withheld from reinsurers .............         8,240,251         8,174,400
Other liabilities ..........................         6,837,638         3,058,718
                                                   -----------       -----------
Total liabilities ..........................       $93,496,762       $84,159,699
                                                   ===========       ===========


      A portion of the pools' underwriting accounts above have been included in the Company's insurance subsidiaries operations based upon their pro-rata participation in the MMO insurance pools.

 (4)  Insurance Operations:

      Reinsurance Transactions

      Approximately 34%, 53% and 45% of the Company's insurance subsidiaries' direct and assumed gross premiums written for the years ended December 31, 2000, 1999 and 1998, respectively, have been reinsured by the pools with other companies on both a treaty and a facultative basis.

      In the event that all or any of the pool companies might be unable to meet their obligations to the pools, the remaining companies would be liable for such defaulted amounts on a pro rata pool participation basis. A contingent liability also exists with respect to reinsurance ceded since such transactions generally do not relieve the Company of its primary obligation to the policyholder and such reinsurance ceded would become a liability of the Company's insurance subsidiaries in the event that any reinsurer might be unable to meet the obligations assumed under the reinsurance agreements. All reinsurers must meet certain minimum standards of financial condition as established by the pools. The Company's largest unsecured reinsurance recoverables at December 31, 2000 were from Arkwright Insurance Company ("Arkwright"), Lloyd's of London including amounts from Equitas, a company formed to handle the runoff obligations of Lloyd's of London for policy years 1992 and prior ("Lloyd's"), and Utica Mutual Insurance Company ("Utica Mutual"), with aggregate recoverables of $31 million, $20 million and $13 million, respectively. The A.M. Best rating for the 1999 year was A+ for Arkwright and A for Utica Mutual. The Company has not experienced any difficulties in collecting amounts due from Lloyd's and the settlement of recoverables due the Company has not materially impacted its liquidity.

                                  NYMAGIC, INC.

      However, given the uncertainty surrounding the sufficiency of assets in Equitas to meet its ultimate obligations, there is a reasonable possibility that the Company's collection efforts relating to its Lloyd's recoverables might be adversely affected in the future. The Company's exposure to reinsurers, other than Arkwright, Lloyd's and Utica Mutual, include reinsurance recoverables collectively from approximately 680 reinsurers or syndicates, and as of December 31, 2000, no single one was liable to the Company for an unsecured amount in excess of approximately $6.1 million.

      Funds withheld and letters of credit obtained under various reinsurance treaties amounted to approximately $106 million as of December 31, 2000. Reinsurance receivables as of December 31, 2000 and 1999 included an allowance for uncollectible reinsurance receivables of $7,662,000 and $7,871,000, respectively.

      In 1998, the Company entered into a reinsurance transaction involving the assumption of approximately $14.2 million in ocean marine premiums that emanated from MMO London. In addition, a second reinsurance transaction involving the assumption of approximately $10.5 million in miscellaneous casualty net premiums was written by New York Marine in 1998. The second transaction was subsequently commuted resulting in total payments of approximately $7.5 million. In 2000, MMO London entered into a reinsurance transaction involving the assumption of approximately $7.4 million in ocean marine and casualty premiums.

      Reinsurance ceded and assumed relating to premiums written were as follows:


                         Gross         Ceded         Assumed                   Percentage
                       (direct)      to other       from other                 of assumed
Year Ended              amount       companies      companies     Net amount     to net
- ----------              ------       ---------      ---------     ----------     ------
December 31, 2000    $88,558,156    $45,355,855    $46,035,368    $89,237,669      52%
December 31, 1999     82,065,506     62,303,230     36,343,802     56,106,078      65%
December 31, 1998     85,489,133     59,408,755     46,647,604     72,727,982      64%

Reinsurance ceded and assumed relating to premiums earned were as follows:


                         Gross         Ceded         Assumed                   Percentage
                       (direct)      to other       from other                 of assumed
Year Ended              amount       companies      companies     Net amount     to net
- ----------              ------       ---------      ---------     ----------     ------
December 31, 2000    $86,523,483    $54,742,852    $43,667,548    $75,448,179      58%
December 31, 1999     75,856,987     53,099,421     33,397,590     56,155,156      59%
December 31, 1998     93,908,920     64,431,374     46,545,117     76,022,663      61%

      Losses and loss adjustment expenses incurred are net of ceded reinsurance recoveries of $85,766,299, $129,021,415, and $83,487,279 for the years ended
December 31, 2000, 1999, and 1998, respectively.

      Unpaid Losses

      Unpaid losses are based on individual case estimates for losses reported and include a provision for losses incurred but not reported and for loss adjustment expenses. The following table provides a reconciliation of the consolidated liability for losses and loss adjustment expenses at the beginning and end of 2000, 1999 and 1998:

                                  NYMAGIC, INC.


                                                      Year ended December 31,
                                                  -------------------------------
                                                  2000         1999          1998
                                                  ----         ----          ----
                                                          (in thousands)
Net liability for losses and loss adjustment
 expenses at beginning of year ..............   $ 196,865    $ 213,589    $ 222,335
                                                ---------    ---------    ---------
Provision for losses and loss adjustment
 expenses occurring in current year .........      76,425       48,838       69,703
Decrease in estimated losses and loss
 adjustment expenses for claims occurring
 in prior years (1) .........................      (8,484)     (12,183)     (19,466)
   Deferred income-loss portfolio
     assumption(2) ..........................         122          198          275
                                                ---------    ---------    ---------
Net losses and loss adjustment expenses
 incurred ...................................      68,063       36,853       50,512
                                                ---------    ---------    ---------
Less:
Losses and loss adjustment expense payments
 for claims occurring during:
    current year ............................      17,530       11,517       17,407
    prior years .............................      47,591       41,862       41,576
                                                ---------    ---------    ---------
                                                   65,121       53,379       58,983
Add:
Deferred income-loss portfolio assumption (2)        (122)        (198)        (275)
                                                ---------    ---------    ---------
Net liability for losses and loss adjustment
 expenses at year end .......................     199,685      196,865      213,589
                                                ---------    ---------    ---------
Ceded unpaid losses and loss adjustment
 expenses ...................................     211,582      228,604      187,995
                                                ---------    ---------    ---------
Gross unpaid losses and loss adjustment
 expenses at year end .......................   $ 411,267    $ 425,469    $ 401,584
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

      The insurance pools participated in both the issuance of umbrella casualty insurance for various Fortune 1000 companies and the issuance of ocean marine liability insurance for various oil companies during the period from 1978 to 1984. Depending on the accident year, the insurance pools' maximum net retention per occurrence after applicable reinsurance ranged from $250,000 to $1,000,000. The Company's effective pool participation on such risks varied from 11% in 1978 to 59% in 1984. Subsequent to this period, the pools substantially reduced its umbrella writings and coverage was provided to smaller insureds. Ocean marine and non-marine policies issued during the past three years contain some coverage for environmental risks.

      At December 31, 2000 and 1999, the Company's gross, ceded and net loss and loss adjustment expense reserves for all Asbestos/Environmental policies amounted to $33.2 million, $20.8 million and $12.4 million, and $27.8 million, $18.1 million and $9.7 million, respectively. As of December 31, 2000, the Company had approximately 300 policies which had at least one claim relating to Asbestos/Environmental exposures. The Company believes that the uncertainty surrounding Asbestos/Environmental exposures, including issues as to insureds' liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms,

                                  NYMAGIC, INC.

including exclusions, all affect the estimation of ultimate losses. Under such circumstances, it is difficult to determine the ultimate loss for Asbestos/Environmental related claims. Given the uncertainty in this area, losses from Asbestos/Environmental related claims may develop adversely. However, the Company believes that, in aggregate, the net unpaid loss and loss adjustment expense reserves as of December 31, 2000, allow for an adequate provision and that the ultimate resolution of the Asbestos/Environmental claims will not have a material impact on the Company's financial position.

      Salvage and Subrogation

      Estimates of salvage and subrogation recoveries on paid and unpaid losses have been recorded as a reduction of unpaid losses amounting to $5,222,707 and $5,884,591 at December 31, 2000 and 1999, respectively.

      Deferred Policy Acquisition Costs

      Deferrable acquisition costs amortized to income amounted to $18,177,724, $11,077,382 and $10,107,327 for the years ended December 31, 2000, 1999 and
1998, respectively.

(5)   Property, Improvements and Equipment, Net:

      Property, improvements and equipment, at December 31, 2000 and 1999 include the following:

                                                         2000           1999
                                                     -----------    ------------

Office furniture and equipment ...................   $   814,140    $   760,333
Computer equipment ...............................     1,277,419      1,573,091
Leasehold improvements ...........................     2,332,479      2,351,498
                                                     -----------    -----------
                                                       4,424,038      4,684,922
Less: accumulated depreciation and amortization ..    (3,198,757)    (2,892,046)
                                                     -----------    -----------
      Property, improvements and equipment, net ..   $ 1,225,281    $ 1,792,876
                                                     ===========    ===========

Depreciation  and  amortization  and other expenses for the years ended December
31,  2000,  1999,  and  1998  amounted  to  $825,543,   $699,107  and  $733,950,
respectively.

(6)   Income Taxes:

      The components of deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                                            December 31,
                                                   -----------------------------
                                                        2000            1999
                                                   -----------------------------
Deferred Tax Assets:

     Loss reserve discounting ..............       $ 9,180,065       $10,561,268
     Unearned premiums .....................         2,885,779         1,920,515
     Equity securities write-down ..........           603,741           820,578
     Loss carryforwards ....................         8,272,202         2,667,328
     Deferred rent liability ...............           224,418           333,874
     Bad debt reserve ......................         2,839,290         2,912,486
     Other .................................         1,050,441           490,508
                                                   -----------       -----------
     Deferred tax assets ...................        25,055,936        19,706,557
                                                   -----------       -----------

     Less: Valuation allowance .............         5,859,015         2,191,576
                                                   -----------       -----------

     Total deferred tax assets .............        19,196,921        17,514,981
                                                   -----------       -----------

                                  NYMAGIC, INC.

                                                            December 31,
                                                   -----------------------------
                                                        2000            1999
                                                   -----------------------------

Deferred Tax Liabilities:

Deferred policy acquisition costs ..............       1,874,071       1,697,705
Unrealized appreciation of investments .........       5,617,633       5,377,732
Deferred income-loss portfolio assumption ......          32,037          74,753
Discount on accrued salvage and subrogation ....         261,476         311,200
Other ..........................................         907,522         742,256
                                                     -----------     -----------
Total deferred tax liabilities .................       8,692,739       8,203,646
                                                     -----------     -----------
Net deferred tax assets ........................     $10,504,182     $ 9,311,335
                                                     ===========     ===========


      Included in other deferred tax assets at December 31, 2000 is an alternative minimum tax (AMT) credit carryforward of $493,228. This amount represents the excess of AMT over regular tax, which can be carried forward indefinitely to reduce any regular tax liabilities occurring in future years.

      The last year to which the loss carryforwards can be carried forward against future tax liabilities is the year 2020.

      The change in the valuation allowance account is primarily attributable to the loss carryforwards. The Company's valuation allowance account with respect to the deferred tax asset and the change in the account is as follows:

                                           2000           1999           1998
                                        ----------------------------------------

Balance, beginning of year ........     $2,191,576     $1,187,445     $     --
Change in valuation allowance .....      3,667,439      1,004,131      1,187,445
                                        ----------     ----------     ----------
Balance, end of year ..............     $5,859,015     $2,191,576     $1,187,445
                                        ==========     ==========     ==========


      The Company believes that the total deferred tax asset net of the recorded valuation allowance account as of December 31, 2000 will more likely than not be fully realized.

      Income tax provisions differ from the amounts computed by applying the Federal statutory rate to income before income taxes as follows:

                                                      Year ended December 31,
                                                    --------------------------
                                                      2000     1999      1998
                                                      ----     ----      ----

Income taxes at the Federal statutory rate ....     (35.0)%    35.0%     35.0%
Tax exempt interest ...........................     (40.7)    (20.8)    (21.7)
Valuation allowance ...........................      67.7       4.7       5.2
State taxes ...................................      (8.3)     (2.4)     (3.9)
Net bond amortization .........................       6.6       3.4       3.3
Investment income proration ...................       5.5       2.8       2.9
Other, net ....................................       1.4      (0.2)     (1.7)
                                                     ----      ----      ----
Income tax provisions .........................      (2.8)%    22.5%     19.1%
                                                     ====      ====      ====


      Federal income tax payments amounted to $1,055,877, $2,611,055 and $5,328,181 for the years ended December 31, 2000, 1999 and 1998, respectively.

      Federal income taxes payable included in other liabilities at December 31, 2000 and December 31, 1999 amounted to $305,672 and $409,939, respectively.

                                  NYMAGIC, INC.

(7)   Statutory Income and Surplus:

      The Company's domestic insurance subsidiaries are limited, based on the lesser of 10% of statutory basis surplus or 100% of net investment income, as defined under New York Insurance Law, in the amount of dividends they could pay without regulatory approval. The maximum amount which may be declared to the holding company from December 31, 2000 surplus is approximately $17,000,000.

      Combined statutory net income, surplus and dividends declared by the Company's domestic insurance subsidiaries were as follows for the periods indicated:

                                 Combined          Combined          Dividends
                                 Statutory         Statutory         Declared
      Year Ended                 Net Income         Surplus          To Parent
      ----------                 ----------         -------          ---------

      December 31, 2000        $ 13,146,000      $184,688,000      $ 15,475,000
      December 31, 1999          25,476,000       200,899,000        19,175,000
      December 31, 1998          30,223,000       196,745,000        18,367,000


(8)   Employee Retirement Plans:

      The Company maintains two retirement plans for the benefit of employees. Both plans provide for 100% vesting upon completion of two years of service. The Money Purchase Plan provides for a contribution equal to 7.5% of an employee's cash compensation, including bonuses, for each year of service during which the employee has completed 1000 hours of service and is employed on the last day of the plan year. The Profit Sharing Plan does not require any specific contribution but any contribution made is subject to the restrictions set forth above for the Money Purchase Plan. Contributions and related administrative expenses for the years ended December 31, 2000, 1999 and 1998 amounted to $939,973, $600,346, and $1,017,551, respectively.

(9)   Debt:

      The Company maintains a credit agreement with a bank. The interest rate on the loan is fixed, at the Company's option, for a period of one to six months. The Company has elected to pay interest at an effective rate of approximately 7.275% on the outstanding principal balance of the loan at December 31, 2000 of $7,458,413. The interest rate was equal to the bank's Adjusted London Interbank Offered Rate at the time of the interest rate adjustment period, plus .65 of 1%. Principal repayments are paid quarterly in equal installments of $1,250,000 and end on June 30, 2002. The Company has the option to prepay amounts in excess of the required repayments. At the Company's option, the interest rate may be based on either the higher of the bank's prime rate or the applicable Federal Funds Rate, plus 1/2 of 1%, or the bank's adjusted certificate of deposit rate, plus
 .775 of 1%.

      The credit agreement requires the Company to maintain a minimum net worth of $125,000,000 plus 50% of net profits earned during each year on a cumulative basis. In addition, other significant covenants include limitations on total indebtedness, investment purchases, pledging and sales of assets and requires the Company's insurance subsidiaries to maintain a certain statutory surplus, gross and net premiums written to surplus ratios and total liabilities to surplus ratio. The Company was in compliance with all financial covenants as stipulated in the credit agreement as of December 31, 2000. The credit agreement also provides for a facility fee of .15 of 1% on the outstanding balance of the loan.

                                  NYMAGIC, INC.

      Interest paid amounted to $709,565, $1,057,993 and $1,347,653 for the years ended December 31, 2000, 1999 and 1998, respectively.

      In 1998, the Company entered into an interest rate swap agreement (the "agreement") with a bank for purposes of hedging its interest rate risk on its existing bank loan. The agreement requires the Company to pay interest to the bank at a rate of 6.50% on the original notional amount outstanding of $22,500,000, which is subsequently adjusted quarterly by notional reductions of $1,250,000. The bank is required to pay the Company, on the same notional amounts outstanding, an amount equal to the three month US Dollar London Interbank Offered Rate plus .65% which is reset on a quarterly basis. The interest expense (benefit) recorded under the agreement was $(67,626) in 2000, $91,462 in 1999 and $44,719 in 1998.

(10)  Commitments:

      The Company maintains various operating leases to occupy office space. The lease terms expire on various dates through July, 2004.

      The aggregate minimum annual rental payments under various operating leases for office facilities as of December 31, 2000 are as follows:

                                                                        Amount
- --------------------------------------------------------------------------------
Amount
2001 ................................................                 $1,234,412
2002 ................................................                  1,234,412
2003 ................................................                  1,207,080
Thereafter ..........................................                      1,589
- --------------------------------------------------------------------------------
      Total..........................................                 $3,677,493

      The operating leases also include provisions for additional payments based on certain annual cost increases. Rent expenses for the years ended December 31, 2000, 1999, and 1998 amounted to $1,104,187, $1,285,950, and $1,131,951, respectively.

      The Company is not involved in any litigation which would require disclosure in the financial statements or could reasonably be expected to have a material effect on the Company's financial statements.

      In order to provide corporate capital for the underwriting operations of MMO London, the Company has an unsecured letter of credit from a bank in pounds sterling with a US dollar equivalent of approximately $23.9 million as of December 31, 2000.

                                  NYMAGIC, INC.

(11)  Comprehensive Income:

      The Company's comparative comprehensive income is as follows:


                                                                  Year ended December 31,
                                                            -----------------------------------
                                                            2000           1999            1998
                                                            ----           ----            ----

Net income (loss) ..................................   $ (5,502,114)   $ 16,413,261    $ 18,523,416

Other comprehensive income (loss), net of tax:
 Unrealized holding gains (losses) on securities,
  net of deferred tax benefit (expense) of
  $(2,076,283), $700,490,and $(6,509,758) ..........      3,855,952      (1,300,911)     12,089,555

Less: reclassification adjustment for gains realized
 in net income, net of tax expense of
 $(1,836,381),$(4,376,306), and $(3,015,270) .......      3,410,421       8,127,425       5,599,788
Foreign currency translation adjustment ............        541,119         (76,817)         15,039
                                                       ------------    ------------    ------------

     Other comprehensive income (loss) .............        986,650      (9,505,153)      6,504,806
                                                       ------------    ------------    ------------

Total comprehensive income (loss) ..................   $ (4,515,464)   $  6,908,108    $ 25,028,222
                                                       ============    ============    ============

      The Company recorded unrealized holding gains on securities, net of deferred taxes, of $10,432,747 and $9,987,216 as of December 31, 2000 and 1999,
respectively. The Company recorded foreign currency translation adjustments of $485,341 and $(55,778) as of December 31, 2000 and 1999, respectively.

(12)  Common Stock Repurchase Plan and Shareholders' Equity:

      The Company has a common stock repurchase plan which authorizes the repurchase of up to $55,000,000, at prevailing market prices, of the Company's issued and outstanding shares of common stock on the open market. As of December 31, 2000, the Company had repurchased a total of 2,644,408 shares of common stock under this plan at a total cost of $45,285,581 at market prices ranging from $12.38 to $28.81 per share.

      In connection with the acquisition of MMO in 1991, the Company also acquired 3,215,958 shares of its own common stock held by MMO and recorded such shares as treasury stock at MMO's original cost of $3,919,129.

      A reconciliation of basic and diluted earnings (loss) per share for each of the years ended December 31, 2000, 1999 and 1998 is as follows:


                            2000                      1999                           1998
              -----------------------------------------------------------------------------------------

                          Weighted                  Weighted                       Weighted
                          Average                   Average                         Average
                 Net       Shares    Per    Net      Shares      Per        Net      Shares     Per
               (Loss)   Outstanding Share Income  Outstanding   Share     Income  Outstanding  Share
              -----------------------------------------------------------------------------------------
                        (In thousands except for per share data)

Basic
EPS .......   ($5,502)     9,244   ($.60) $16,413     9,687    $  1.69    $18,523     9,679   $    1.91

Effect of
Dilutive
Securities:

Stock
Options ...      --         --       --       --        --          --       --          26         --
              -----------------------------------------------------------------------------------------
Diluted
EPS .......   ($5,502)     9,244   ($.60) $16,413     9,687    $  1.69    $18,523     9,705   $    1.91
              =========================================================================================

                                  NYMAGIC, INC.

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

      A summary of activity under the stock option plan for the years ended December 31, 2000, 1999, and 1998 follows:


                     2000                      1999                   1998
              ---------------------------------------------------------------------
              Number      Option       Number      Option      Number      Option
Shares Under    of         Price         of         Price        of         Price
  Option      Shares     Per Share     Shares     Per Share    Shares     Per Share
  ------      ------     ---------     ------     ---------    ------     ---------
Outstanding,
beginning
of year       255,500  $12.05-$20.25   228,200  $15.56-$22.92  243,100  $13.78-$22.92

Granted        65,000  $12.00-$14.13   140,000  $12.05-$15.00   30,000         $20.25

Exercised       (500)         $15.79    -----       -----      (25,900) $13.78-$15.79

Forfeited     (1,500)         $15.79  (112,700) $15.56-$22.92  (19,000) $15.56-$15.79
              -------                 ---------                --------

Outstanding,
end of year   318,500  $12.00-$20.25   255,500  $12.05-$20.25  228,200  $15.56-$22.92
              =======                  =======                 =======

Exercisable,
end of year   192,167  $12.05-$20.25   138,000  $15.56-$20.25  115,367  $15.56-$22.92
              =======                  =======                 =======

   The Company has elected to measure compensation expense for employee stock options under APB No. 25 as permitted by SFAS 123, "Accounting for Stock Based Compensation." Under SFAS 123, the Company is required to disclose the pro forma effects on net income of applying a fair value method of measuring compensation expense.

   The pro forma effect on the years ended December 31, 2000, 1999 and 1998 is as follows:

                                       2000           1999            1998
                                       ----           ----            ----
Net income (loss) - as reported    $ (5,502,114)  $ 16,413,261  $   18,523,416

Net income (loss) - pro forma .    $ (5,655,392)  $ 16,280,784  $   18,414,657

Diluted EPS - as reported .....    $       (.60)  $       1.69  $         1.91

Diluted EPS - pro forma .......    $       (.61)  $       1.68  $         1.90

   In determining the pro forma effect on net income, the fair value of options granted in 2000, 1999, 1998, 1996 and 1995 was estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions in 2000, 1999, 1998, 1996 and 1995, respectively; dividend yield of 3.0%, 3.0%, 1.9%, 2.2% and 2.4%; expected volatility of 25%, 25%, 28%, 25% and
28%; expected lives of 5 years for each year and a risk-free interest rate of 4.75%, 6.48%, 4.56%, 6.00% and 5.38%. There were no options granted in 1997.

                                  NYMAGIC, INC.

      The full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because options granted prior to January 1, 1995 are not considered in the determination of the compensation expense.

      In 1999, the Company established the NYMAGIC, Inc. Phantom Stock Plan (the "Plan"). The purpose of the Plan is to build and retain a capable experienced long-term management team and key personnel to promote the success of the Company. Each share of phantom stock granted under the Plan constitutes a right to receive in cash the appreciation in the fair market value of one share of the Company's stock, as determined on the date of exercise of such share of phantom stock over the measurement value of such phantom stock. In 1999, 100,000 shares of phantom stock were granted to employees with a five-year vesting schedule. In 2000, 15,000 shares were exercised at market prices ranging from $13 to $13.6875 per share. The Company recorded an expense of $410,000 and $263,750 in 2000 and 1999, respectively.

(14)  Segment Information:

      In 2000, the Company's subsidiaries include two domestic insurance companies, three domestic agencies, and MMO London. MMO London includes the operations of MMO EU and MMO UK. The Company considers the domestic insurance companies/agencies and MMO London as appropriate segments for purposes of evaluating the Company's overall performance. The Company evaluates revenues and income or loss by these segments. Revenues include premiums earned, commission income, and investment income. Net income or loss includes total revenues, less the sum of losses incurred, policy acquisition costs, other expenses, and income taxes.

      The financial information by segment is as follows:

                                                 2000        1999        1998
                                               --------------------------------
                                                        (in thousands)
Revenues, excluding net investment income
and realized gains:
 Domestic Insurance Companies/Agencies .....   $ 50,538    $ 44,275    $ 61,674
 MMO London ................................     26,872      14,446      15,262
 Other (includes corporate operations and
  consolidating adjustments) ...............       --          (372)         74
                                               --------    --------    --------
              Total ........................   $ 77,410    $ 58,349    $ 77,010
                                               ========    ========    ========

Net investment income:
 Domestic Insurance Companies/Agencies .....   $ 16,941    $ 17,904    $ 19,695
 MMO London ................................      1,087         721       1,108
 Other (includes corporate operations and
  consolidating adjustments) ...............         48          17        --
                                               --------    --------    --------
              Total ........................   $ 18,076    $ 18,642    $ 20,803
                                               ========    ========    ========

Realized gains (losses) on investments:
 Domestic Insurance Companies/Agencies .....   $  5,349    $ 12,589    $  8,615
 MMO London ................................       (102)        (85)       --
                                               --------    --------    --------
              Total ........................   $  5,247    $ 12,504    $  8,615
                                               ========    ========    ========

Income (loss) before tax expense:
 Domestic Insurance Companies/Agencies .....   $ 16,078    $ 25,452    $ 27,899
 MMO London ................................    (17,704)     (1,119)        132
 Other (includes corporate operations and
  consolidating adjustments) ...............     (4,033)     (3,154)     (5,127)
                                               --------    --------    --------
              Total ........................   $ (5,659)   $ 21,179    $ 22,904
                                               ========    ========    ========

                                  NYMAGIC, INC.

                                               2000       1999        1998
                                            --------------------------------
                                                     (in thousands)
Income tax expense (benefit):
 Domestic Insurance Companies/Agencies ..   $  3,109    $  5,448    $  5,983
 MMO London .............................     (2,352)       (115)         60
 Other (includes corporate operations and
  consolidating adjustments) ............       (914)       (567)     (1,662)
                                            --------    --------    --------
              Total .....................   $   (157)   $  4,766    $  4,381
                                            ========    ========    ========

Net income (loss):
 Domestic Insurance Companies/Agencies ..   $ 12,969    $ 20,004    $ 21,916
 MMO London .............................    (15,352)     (1,004)         72
 Other (includes corporate operations and
  consolidating adjustments) ............     (3,119)     (2,587)     (3,465)
                                            --------    --------    --------
              Total .....................   $ (5,502)   $ 16,413    $ 18,523
                                            ========    ========    ========


Identifiable assets at year end:

Domestic Insurance Companies/Agencies ..    $650,146    $708,598    $694,088
MMO London .............................      61,358      41,019      25,748
Other (includes corporate operations and
 consolidating adjustments) ............       8,825      14,687      10,484
                                            --------    --------    --------
             Total .....................    $720,329    $764,304    $730,320
                                            ========    ========    ========


The Company's gross written premiums cover risks in the following geographic locations:

                                           2000       1999       1998
                                         ------------------------------
                                                 (in thousands)

        United States ................   $ 66,492   $ 72,881   $ 93,460
        Europe .......................     47,746     20,146     18,480
        Asia .........................     12,332     15,302     11,948
        Latin America ................      2,406      2,798      2,970
        Other ........................      5,618      7,282      5,279
                                         --------   --------   --------
          Total Gross Written Premiums   $134,594   $118,409   $132,137
                                         ========   ========   ========


(15)  Quarterly Financial Data (unaudited):

   The quarterly financial data for 2000 and 1999 are as follows:

                                                  Three Months Ended
                                     -------------------------------------------
                                     March 31,  June 30,   Sept. 30,   Dec. 31,
                                       2000       2000       2000        2000
                                     -------------------------------------------
                                        (in thousands, except per share data)

Total revenues ...................   $ 27,132   $ 20,455   $ 20,360    $ 32,786
Income (loss) before income taxes    $  3,459   $  1,132   $ (3,800)   $ (6,450)
Net income (loss) ................   $  2,495   $  1,087   $ (2,781)   $ (6,303)

Basic earnings (loss) per share ..   $   0.26   $   0.12   $  (0.30)   $  (0.69)
Diluted earnings (loss) per share    $   0.26   $   0.12   $  (0.30)   $  (0.69)

                                  NYMAGIC, INC.

                                                   Three Months Ended
                                        ----------------------------------------
                                        March 31,  June 30,  Sept. 30,  Dec. 31,
                                          1999       1999      1999      1999
                                        ----------------------------------------
                                         (in thousands, except per share data)

Total revenues .......................   $22,782   $19,598   $23,675   $23,441
Income (loss) before income taxes ....   $ 6,501   $ 3,669   $ 3,734   $ 7,276
Net income (loss) ....................   $ 5,152   $ 3,283   $ 3,114   $ 4,863

Basic earnings (loss) per share ......   $  0.53   $  0.34   $  0.32   $  0.50
Diluted earnings (loss) per share ....   $  0.53   $  0.34   $  0.32   $  0.50


(16)  Related Party Transactions:

      The Company made payments of $145,960 and $212,259 in 2000 and 1999, respectively, to the firm of Kensington & Ressler L.L.C. for legal services. Costa Kensington, a director of the Company, is a partner in the firm of Kensington & Ressler L.L.C.

                          FINANCIAL STATEMENT SCHEDULES
            SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  NYMAGIC, INC.
                                 Balance Sheets
                                (Parent Company)


                                                            December 31,
                                                  ------------------------------
                                                       2000            1999
                                                  ------------------------------
Assets:

Cash ..........................................   $       7,149   $      55,745
Short term investments ........................       4,035,917       7,767,122
Investment in subsidiaries ....................     214,705,032     220,000,865
Due from subsidiaries and MMO insurance pools .       4,690,341      15,203,952
Other assets ..................................       2,683,484       2,456,387
                                                  -------------   -------------
  Total assets ................................   $ 226,121,923   $ 245,484,071
                                                  =============   =============

Liabilities:
Notes payable .................................   $   7,458,413   $  12,458,413
Dividends payable .............................         915,803         967,785
Other liabilities .............................       1,457,998         915,514
                                                  -------------   -------------
  Total Liabilities ...........................       9,832,214      14,341,712
                                                  -------------   -------------

Shareholders' equity:
Common stock ..................................      15,018,392      15,017,892
Paid in capital ...............................      27,992,916      27,935,907
Accumulated other comprehensive income ........      10,918,088       9,931,438
Retained earnings .............................     211,565,023     220,736,910
Treasury stock ................................     (49,204,710)    (42,479,788)
                                                  -------------   -------------
 Total shareholders' equity ...................     216,289,709     231,142,359
                                                  -------------   -------------
 Total liabilities and shareholders' equity ...   $ 226,121,923   $ 245,484,071
                                                  =============   =============


                              Statements of Income
                                (Parent Company)


                                              Year Ended December 31,
                                   ---------------------------------------------
                                        2000           1999            1998
                                        ----           ----            ----

Revenues:

Cash dividends from subsidiary .   $ 15,475,000    $ 19,175,000    $ 18,367,000
Net investment and other income          48,277          17,122          74,122
                                   ------------    ------------    ------------
                                     15,523,277      19,192,122      18,441,122
                                   ------------    ------------    ------------
Expenses:
Operating expenses .............      4,081,494       3,171,627       5,200,857
Income tax benefit .............       (913,651)       (567,028)     (1,661,488)
                                   ------------    ------------    ------------
                                      3,167,843       2,604,599       3,539,369
                                   ------------    ------------    ------------

Income before equity income ....     12,355,434      16,587,523      14,901,753
Equity in undistributed earnings
  (loss) of subsidiaries .......    (17,857,548)       (174,262)      3,621,663
                                   ------------    ------------    ------------
   Net income (loss) ...........   $ (5,502,114)   $ 16,413,261    $ 18,523,416
                                   ============    ============    ============

            SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  NYMAGIC, INC.
                            Statements of Cash Flows
                                (Parent Company)


                                                          Year Ended December 31,
                                                   ------------------------------------
                                                   2000            1999            1998
                                                   ----            ----            ----

Cash flows from operating activities:
Net income (loss) ..........................   $(5,502,114)    $16,413,261      $18,523,416
                                               ------------    ------------     ------------

Adjustments to reconcile net income
   to cash provided by operating activities:
   Equity in undistributed earnings of
       subsidiaries ........................     17,857,548         174,262       (3,621,663)
   Decrease (increase) in other assets .....       (227,097)         13,604          192,184
   Decrease (increase) in due
       from subsidiaries ...................     10,513,611        (538,297)     (11,997,928)
   Increase in other liabilities ...........        542,484         659,301          100,592
                                               ------------    ------------     ------------
   Net cash provided by operating
       activities ..........................     23,184,432      16,722,131        3,196,601
                                               ------------    ------------     ------------

Cash flows from investing activities:
   Short term investments acquired .........     (3,562,344)     (7,767,122)      (2,870,000)
   Short term investments matured ..........      7,293,550            --          8,870,000
   Investment in subsidiaries ..............    (11,575,066)           --           (989,821)
                                               ------------    ------------     ------------
   Net cash provided by (used in) investing
       activities ..........................     (7,843,860)     (7,767,122)       5,010,179
                                               ------------    ------------     ------------

Cash flows from financing activities:
   Proceeds from stock issued and other ....         57,509         (93,503)         525,433
   Cash dividends paid to stockholders .....     (3,721,755)     (3,875,319)      (3,870,040)
   Net repurchase of common stock ..........     (6,724,922)         22,442          (20,573)
   Proceeds from borrowings ................           --              --          5,000,000
   Loan principal payments .................     (5,000,000)     (5,000,000)     (10,000,000)
                                               ------------    ------------     ------------
   Net cash used in financing activities ...    (15,389,168)     (8,946,380)      (8,365,180)
                                               ------------    ------------     ------------

   Net increase (decrease) in cash .........        (48,596)          8,629         (158,400)

   Cash at beginning of period .............         55,745          47,116          205,516
                                               ------------    ------------     ------------

   Cash at end of period ...................   $      7,149    $     55,745     $     47,116
                                               ============    ============     ============

      The condensed financial information of NYMAGIC, INC. for the years ended December 31, 2000, 1999 and 1998 should be read in conjunction with the consolidated financial statements of NYMAGIC, INC. and subsidiaries and notes thereto.

                                  NYMAGIC, INC.
                  SCHEDULE V-VALUATION AND QUALIFYING ACCOUNTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

- --------------------------------------------------------------------------------
COLUMN A                   COLUMN B      COLUMN C     COLUMN D       COLUMN E
- --------------------------------------------------------------------------------

DESCRIPTION                Balance at                                Balance at
                           beginning                                  close of
                           of period     Additions    Deductions       period
- --------------------------------------------------------------------------------


December 31, 2000:

Allowance for
 doubtful accounts ....   $ 8,321,388   $ 1,375,536   $(1,584,667)   $ 8,112,257

December 31, 1999:

Allowance for
 doubtful accounts ....   $ 7,472,739   $ 2,158,060   $(1,309,411)   $ 8,321,388

                                  NYMAGIC, INC.
                SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING
                     PROPERTY/CASUALTY INSURANCE OPERATIONS
                                 (In thousands)


                                                                                                       CLAIMS AND CLAIMS
                                                                                                      EXPENSES INCURRED OF
                               DEFERRED     RESERVE FOR                                                    RELATED TO
AFFILIATION                     POLICY     UNPAID CLAIMS             UNEARNED     NET        NET      --------------------
   WITH                       ACQUISITION   AND CLAIMS               PREMIUM     EARNED   INVESTMENT   CURRENT      PRIOR
REGISTRANT                       COSTS       EXPENSES    DISCOUNT    RESERVE    PREMIUMS    INCOME       YEAR       YEARS
- --------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 2000 .......       $ 5,354      $411,267       --      $ 60,436    $ 75,448   $ 18,014    $ 76,425    $(8,484)
CONSOLIDATEDSUBSIDIARIES

DECEMBER 31, 1999 .......         4,851       425,469       --        56,033      56,155     18,624      48,838    (12,183)
CONSOLIDATED SUBSIDIARIES

DECEMBER 31, 1998 .......         4,277       401,584       --        46,879      76,023     20,729      69,703    (19,466)
CONSOLIDATED SUBSIDIARIES


                             AMORTIZATION
                               DEFERRED
AFFILIATION                     POLICY      PAID CLAIMS
   WITH                       ACQUISITION   AND CLAIMS    PREMIUMS
REGISTRANT                       COSTS       EXPENSES     WRITTEN
- --------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 2000 .......       $18,178      $ 65,122    $ 89,238
CONSOLIDATEDSUBSIDIARIES

DECEMBER 31, 1999 .......        11,077        53,379      56,106
CONSOLIDATED SUBSIDIARIES

DECEMBER 31, 1998 .......        10,107        58,983      72,728
CONSOLIDATED SUBSIDIARIES

                                 EXHIBIT INDEX


                  3.1.     Charter. (Incorporated by reference to Exhibit 3-1 to
                           the   Registrant's    Registration    Statement   No.
                           33-27665).

                  3.3. Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.3 of the registrant's Annual Report of Form 10-K for the fiscal year ended December 31, 1999 (Commission file No.1-11238).)

                  4.0.     Specimen  Certificate of common stock.  (Incorporated
                           by  reference  to  Exhibit  4  to  the   Registrant's
                           Registration Statement No. 33-27665.)

                  10.2. Restated Management Agreement dated as of January 1, 1986, by and among Mutual Marine Office, Inc. and Arkwright-Boston Manufacturers Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 1O-K for the fiscal year ended December 31, 1986 (Commission File No. 1-11238).)

                  10.2.2. Amendment to Restated Management Agreement, dated as of December 30, 1988, by and among Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.2.2. of the Registrant's Current Report on Form 8-K dated January 6, 1989 (Commission File No. 1-11238).)

                  10.2.3. Amendment to Restated Management Agreement, dated as of December 31, 1990 by and among Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit
                           10.2.3. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11238).)

                  10.4. Restated Management Agreement dated as of January 1, 1986, by and among Mutual Inland Marine Office, Inc. and Arkwright-Boston Manufacturers Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 1-11238).)

                  10.4.2. Amendment to Restated Management Agreement, dated as of December 30, 1988, by and among Mutual Inland Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Incorporated by reference to Exhibit 10.4.2 of the Registrant's Current Report on Form 8-K, dated January 6, 1989 (Commission File No. 1-11238).)

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

                  10.6.2. Amendment to Restated Management Agreement dated as of December 30, 1988, by and among Mutual Marine
                           Office of the Midwest, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.6.2 of the Registrant's Current Report on Form 8-K, dated January 6, 1989 (Commission File No. 1-11238).)

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

                  10.8.2. Amendment to Restated Management Agreement dated as of December 30, 1988, by and among Pacific Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Lumber Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.8.2 of the Registrant's Current Report on Form 8-K, dated January 6, 1989 (Commission File No. 1-11238).)

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

                  10.9 1991 Option Plan. (Incorporated by reference to the Registrant's Proxy Statement for its 1991 Annual Meeting of Shareholders (Commission File No. 1-11238).)

                  10.10 Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.10 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-112381).)

                  10.11 1999 NYMAGIC, INC. Phantom Stock Plan. (Incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-11238).)

                  10.12 Executive Severance Pay Plan, effective as of January 1, 2000, for the benefit of Lawrence S. Davis.

                  21.      Subsidiaries of the Registrant.

                  23.      Consent of KPMG LLP.