Form 10-Q
period 2001-03-31
NYMAGIC INC
filed 2001-05-15
CIK 847431

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended                    March 31, 2001
                          -----------------------------------------------------

Commission file number                          1-11238
                      ---------------------------------------------------------

                                  NYMAGIC, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New York                                           13-3534162
-------------------------------------------------------------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)

                  330 Madison Avenue, New York, New York 10017
--------------------------------------------------------------------------------
              (Address of principal executive offices) (zip code)

                                 (212) 551-0600
-------------------------------------------------------------------------------
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

     On April 1, 2001 there were 9,196,992 shares of common stock, $1.00 par value, outstanding.

                                  NYMAGIC, INC.
                                      INDEX

Part I.   FINANCIAL INFORMATION                                         PAGE NO.

       Consolidated Balance Sheets
           March 31, 2001 and December 31, 2000                            2

       Consolidated Statements of Income
           March 31, 2001 and March 31, 2000                               3

       Consolidated Statements of Cash Flows
           March 31, 2001 and March 31, 2000                               4

       Notes to Consolidated Financial Statements                          5

       Management's Discussion And Analysis of Financial
           Condition and Results of Operations                             8

       Quantitative and Qualitative Disclosures About
           Market Risk                                                    10

Part II.   OTHER INFORMATION                                              11

                                  NYMAGIC, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                               March 31,         December 31,
                                                            --------------------------------
                                                                 2001                2000
                                                            -------------      -------------
                                  ASSETS                     (unaudited)
Investments:
Fixed maturities available for sale,
    at fair value (amortized cost
    $270,095,189 and $275,291,173) ....................     $ 276,923,290      $ 279,465,655
Equity securities at fair value (cost
    $42,017,527 and $47,115,772) ......................        46,221,144         58,991,670
Short-term investments ................................        34,281,565         32,834,155
                                                            -------------      -------------
    Total investments .................................       357,425,999        371,291,480
                                                            -------------      -------------
Cash ..................................................         2,962,007            552,322
Accrued investment income .............................         4,330,931          4,604,185
Premiums and other receivables, net ...................        46,585,640         53,984,744
Reinsurance receivables ...............................       250,512,838        248,048,171
Deferred policy acquisition costs .....................         5,398,237          5,354,489
Prepaid reinsurance premiums ..........................        19,371,717         19,210,358
Deferred income taxes .................................        11,375,515         10,504,182
Property, improvements and equipment, net .............         1,161,893          1,225,281
Other assets ..........................................         8,617,454          5,553,991
                                                            -------------      -------------
    Total assets ......................................     $ 707,742,231      $ 720,329,203
                                                            =============      =============

                            LIABILITIES
Unpaid losses and loss adjustment expenses ............     $ 408,704,890      $ 411,266,969
Reserve for unearned premiums .........................        53,342,856         60,435,774
Ceded reinsurance payable .............................        14,669,552         15,043,696
Notes payable .........................................         6,208,413          7,458,413
Other liabilities .....................................         9,768,297          8,918,839
Dividends payable .....................................           919,699            915,803
                                                            -------------      -------------
    Total liabilities .................................       493,613,707        504,039,494
                                                            -------------      -------------

                       SHAREHOLDERS' EQUITY
Common stock ..........................................        15,057,358         15,018,392
Paid-in capital .......................................        28,550,624         27,992,916
Accumulated other comprehensive income ................         7,330,549         10,918,088
Retained earnings .....................................       212,394,703        211,565,023
                                                            -------------      -------------
                                                              263,333,234        265,494,419
Treasury stock, at cost,
    5,860,366 and 5,860,366 shares ....................       (49,204,710)       (49,204,710)
                                                            -------------      -------------

    Total shareholders' equity ........................       214,128,524        216,289,709
                                                            -------------      -------------
    Total liabilities and shareholders' equity ........     $ 707,742,231      $ 720,329,203
                                                            =============      =============

The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                                                                     Three months ended
                                                                         March 31,
                                                                ---------------------------
                                                                   2001            2000
                                                                -----------     -----------
Revenues:

Net premiums earned .......................................     $20,489,486     $20,069,680
Net investment income .....................................       4,749,822       4,581,325
Realized investment gains .................................       2,179,852       2,431,525
Commission and other income ...............................         506,017          48,992
                                                                -----------     -----------
         Total revenues ...................................      27,925,177      27,131,522
                                                                -----------     -----------

Expenses:

Net losses and loss adjustment expenses incurred ..........      15,523,963      15,306,917
Policy acquisition expenses ...............................       4,432,632       3,198,278
General and administrative expenses .......................       4,435,338       4,957,925
Interest expense ..........................................         161,451         209,577
                                                                -----------     -----------

         Total expenses ...................................      24,553,384      23,672,697
                                                                -----------     -----------

Income before income taxes ................................       3,371,793       3,458,825
                                                                -----------     -----------
Income taxes:
     Current ..............................................         737,215          63,940
     Deferred .............................................         885,199         899,757
                                                                -----------     -----------
         Total income taxes ...............................       1,622,414         963,697
                                                                -----------     -----------

     Net income ...........................................     $ 1,749,379     $ 2,495,128
                                                                ===========     ===========

Weighted average shares of common stock outstanding-basic .       9,182,978       9,471,844

     Basic earnings per share .............................     $       .19     $       .26
                                                                ===========     ===========

Weighted average shares of common stock outstanding-diluted       9,203,551       9,471,844

     Diluted earnings per share ...........................     $       .19     $       .26
                                                                ===========     ===========

     Dividends declared per share .........................     $       .10     $       .10
                                                                ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                             Three months ended
                                                                  March 31,
                                                       ------------------------------
                                                           2001              2000
                                                       ------------      ------------
Cash flows from operating activities:
     Net income ..................................     $  1,749,379      $  2,495,128
                                                       ------------      ------------
Adjustments to reconcile net income to
 net cash used in operating activities:
     Provision for deferred taxes ................          885,199           899,757
     Realized investment gains ...................       (2,179,852)       (2,431,525)
     Net bond amortization .......................          198,944           370,456
     Depreciation and other, net .................          100,162           136,432

Changes in:
     Premiums and other receivables ..............        7,399,104           213,783
     Reinsurance receivables .....................       (2,464,667)      (24,530,748)
     Ceded reinsurance payable ...................         (374,144)        5,243,270
     Accrued investment income ...................          273,254           843,336
     Deferred policy acquisition costs ...........          (43,748)         (559,106)
     Prepaid reinsurance premiums ................         (161,359)       (1,006,469)
     Other assets ................................       (3,063,463)       (1,152,513)
     Unpaid losses and loss adjustment expenses ..       (2,562,079)        8,248,684
     Reserve for unearned premiums ...............       (7,092,918)       (3,179,884)
     Other liabilities ...........................          849,458         2,250,332
     Other .......................................         (325,409)           (7,514)
                                                       ------------      ------------
         Total adjustments .......................       (8,561,518)      (14,661,709)
                                                       ------------      ------------

Net cash used in operating activities ............       (6,812,139)      (12,166,581)
                                                       ------------      ------------

Cash flows from investing activities:
     Fixed maturities acquired ...................      (71,644,331)       (4,887,652)
     Equity securities acquired ..................       (8,080,917)      (14,042,323)
     Fixed maturities  matured ...................        6,669,670        10,546,615
     Fixed maturities  sold ......................       71,370,146         2,133,686
     Equity securities sold ......................       13,959,607        17,309,806
     Net (purchase) sale of short-term investments       (1,446,448)        9,817,002
     Acquisition of property, equipment
        and improvements .........................          (36,774)          (32,859)
                                                       ------------      ------------
Net cash provided by investing activities ........       10,790,953        20,844,275
                                                       ------------      ------------

Cash flows from financing activities:
     Proceeds from stock issuance and other ......          596,674              --
     Cash dividends paid .........................         (915,803)         (967,785)
     Net repurchase of common stock ..............             --          (6,043,880)
     Loan principal repayments ...................       (1,250,000)       (1,250,000)
                                                       ------------      ------------
Net cash used in financing activities ............       (1,569,129)       (8,261,665)
                                                       ------------      ------------

Net increase in cash .............................        2,409,685           416,029
Cash at beginning of period ......................          552,322         1,016,945
                                                       ------------      ------------
Cash at end of period ............................     $  2,962,007      $  1,432,974
                                                       ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.

                   Notes to Consolidated Financial Statements

1)   The interim  consolidated  financial  statements  are unaudited but, in the opinion of  management,  reflect all material  adjustments  necessary for a fair  presentation  of results for such periods.  Adjustments  to financial statements consist of normal recurring items. The results of operations for any interim period are not  necessarily  indicative of results for the full year.  These financial  statements  should be read in conjunction  with the financial  statements and notes thereto  contained in the Company's  Annual
     Report on Form 10-K for the year ended December 31, 2000.

2)   In June 1998, the Financial Accounting Standards Board issued FAS Statement
     133,  "Accounting for Derivative  Instruments and Hedging Activities" ("FAS
     133").  FAS 133 as amended by FAS 138 and  related  guidance,  collectively
     "the  Standard",  established  the accounting  and reporting  standards for derivative  instruments  and hedging  activities.  The Company  adopted the
     Standard  on  January 1, 2001,  and such  adoption  did not have a material effect on the financial statements.

3)   The Company's subsidiaries include two domestic insurance companies,  three domestic agency subsidiaries, and MMO London, which includes the operations of MMO EU, Ltd. and MMO UK Ltd.

     The financial information by segment is as follows:

                                                                    Three months ended
                                                                         March 31,
                                                                  ---------------------
                                                                     2001        2000
                                                                  ---------   ---------
                                                                      (in thousands)
Revenues, excluding net investment income and realized gains:
    Domestic Insurance Companies/Agencies ...................     $ 16,831     $ 11,214
    MMO London ..............................................        4,165       10,091
    Other (includes corporate operations and
          consolidating adjustments) ........................         --         (1,186)
                                                                  --------     --------
    Total ...................................................     $ 20,996     $ 20,119
                                                                  ========     ========

Net investment income:
    Domestic Insurance Companies/Agencies ...................     $  4,442     $  4,300
    MMO London ..............................................          294          257
    Other (includes corporate operations and
          consolidating adjustments) ........................           14           24
                                                                  --------     --------
    Total ...................................................     $  4,750     $  4,581
                                                                  ========     ========

                                  NYMAGIC, INC.

                   Notes to Consolidated Financial Statements

                                                           Three months ended
                                                                March 31,
                                                           ------------------
                                                          2001            2000
                                                         -------        -------
                                                             (in thousands)
Realized gains (losses) on investments:
    Domestic Insurance Companies/Agencies ........       $ 2,174        $ 2,512
    MMO London ...................................          --              (80)
    Other (includes corporate operations and
          consolidating adjustments) .............             6           --
                                                         -------        -------
    Total ........................................       $ 2,180        $ 2,432
                                                         =======        =======

Income (loss) before tax expense:
    Domestic Insurance Companies/Agencies ........       $ 4,779        $ 5,639
    MMO London ...................................        (1,124)        (1,388)
    Other (includes corporate operations and
          consolidating adjustments) .............          (283)          (792)
                                                         -------        -------
    Total ........................................       $ 3,372        $ 3,459
                                                         =======        =======

Income tax expense (benefit):
    Domestic Insurance Companies/Agencies ........       $ 1,565        $ 1,406
    MMO London ...................................           154           (176)
    Other (includes corporate operations and
          consolidating adjustments) .............           (97)          (266)
                                                         -------        -------
    Total ........................................       $ 1,622        $   964
                                                         =======        =======

Net income (loss):
    Domestic Insurance Companies/Agencies ........       $ 3,214        $ 4,233
    MMO London ...................................        (1,278)        (1,212)
    Other (includes corporate operations and
          consolidating adjustments) .............          (187)          (526)
                                                         -------        -------
    Total ........................................       $ 1,749        $ 2,495
                                                         =======        =======

                                  NYMAGIC, INC.

                   Notes to Consolidated Financial Statements

4)   The Company's comparative comprehensive income is as follows:

                                                               Three months ended
                                                                   March 31,
                                                               ------------------
                                                               2001         2000
                                                              -------      -------
                                                                 (in thousands)

Net income ..............................................     $ 1,749      $ 2,495
Other comprehensive income (loss), net of tax:
   Unrealized gains on securities, net of
      deferred tax benefit (expense) of $994 and $(1,479)      (1,845)       2,747
   Less: reclassification adjustment for
      gains realized in net income, net of
      tax expense of $(763) and $(851) ..................       1,417        1,580
   Foreign currency translation adjustment ..............        (325)          (8)
                                                              -------      -------
         Other comprehensive income (loss) ..............      (3,587)       1,159
                                                              -------      -------

Total comprehensive income (loss) .......................     $(1,838)     $ 3,654
                                                              =======      =======

                                  NYMAGIC, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     Results of Operations

     Net income for the three months  ended March 31, 2001,  was $1.7 million or
$.19 per share on a diluted basis compared with $2.5 million or $.26 per diluted share for the first  quarter  of 2000.  Operating  income,  which  excludes  the effects of realized  investment  gains after taxes,  was  $332,000,  or $.04 per share,  for the first quarter of 2001, as compared  with  $915,000,  or $.10 per share, for the same period of the prior year.

     Net premiums  earned grew by 2% for the first quarter of 2001 when compared to the same period of the prior year. Excluding a prior year transaction,  which involved  one-time  assumption  of ocean  marine and  casualty  premiums  in MMO
London, net premiums earned in 2001 would have increased approximately 64%.

     The domestic  insurance  companies/agencies  segment  reported  significant increases  in  premiums  earned in the  current  year  primarily  as a result of earnings from higher retention levels and rate increases in the aviation line of business.  Net premium  writings in the aviation  line are expected to level off throughout  the  year  as the  effect  of  rate  increases  are  offset  by both reductions  in gross  exposure and higher  reinsurance  costs  resulting  from a tighter  reinsurance market. Net premiums earned and net premiums written in the ocean marine line grew by 9% and 43%, respectively, in the first quarter of 2001 and reflect firmer marine rates and additional  production  particularly  in the hull and cargo  classes.  Net premiums  earned in the other  liability line rose significantly in 2001 due to additional volume through  expansion  opportunities and firmer pricing.  Inland marine premiums earned increased over the prior year due to additional production.

     Premiums  earned from MMO London  were down in 2001,  as  expected,  as the
Company's  capacity  for premium  writings at Lloyd's is reduced.  Current  year premiums  earned  reflect $1.2 million  derived from the  Company's  interest in
Lloyd's  Syndicate 2010 which wrote mainly  assumed  reinsurance of aviation and property risks effective January 1, 2001.

     Net losses and loss  adjustment  expenses  incurred as a percentage  of net premiums earned were 75.8% for the three months ended March 31, 2001 as compared to 76.3% for the same period of the prior year. The domestic insurance companies reported higher overall loss ratios in 2001 as a result of large severity losses in the aviation  line. The  transaction  involving the assumption of premiums in the prior year was  recorded at a loss ratio of  approximately  100% and had the effect of increasing  the prior year's overall loss ratio.  In addition,  losses from the  underwriting  operations of MMO London  contributed  to higher overall loss ratios in each year.

     Policy  acquisition  costs as a percentage  of net premiums  earned for the three months ended March 31, 2001 were 21.6% as compared with 15.9% for the same period of the prior  year.  Excluding  the effect of one-time  items,  the prior year's ratio would have been approximately 23.8%.

                                  NYMAGIC, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS CONTINUED

     Net investment  income for the three months ended March 31, 2001 grew by 4%
to $4.7 million.  The increase reflects a higher investment yield derived from a larger position in taxable securities in the current year.

     General and administrative  expenses decreased by 11% in 2001 when compared to the first quarter of 2000. The decrease is  attributable  to lower  operating expenses in the current year derived from MMO London.

     Interest expense decreased to $161,000 for the three months ended March 31,
2001  from  $210,000  for the same  period  of the  prior  year as a result of a decrease in average loan principal outstanding.

     Realized  investment gains were $2.2 million and $2.4 million for the three months ended March 31, 2001 and 2000,  respectively.  Both years  reflect  gains resulting  from the sale of  appreciated  equity  securities.  In addition,  the current year reflects gains from the sale of fixed maturities.

     Total  income  taxes as a percentage  of income  before taxes  increased to
48.1% in 2001 from 27.9% in 2000 and is largely the result of  increases  in the valuation  account for deferred income taxes with respect to loss  carryforwards and decreases in tax exempt income in the current year.

     Accumulated  other  comprehensive  income  decreased  to $7.3 million as of
March  31,  2001  from  $10.9  million  as of  December  31,  2000.  The  change principally  reflects  decreases in the fair value of equity securities  brought about by declines in the U.S.  stock  markets  during the first quarter of 2001.
Partially  offsetting  this decrease was the favorable  impact of lower interest rates on the fair value of fixed maturities.

     Other  assets  increased  by $3.1  million to $8.6  million as of March 31,
2001.  The change is  attributable  to increased  deposits at Lloyd's to support current capacity requirements.

     Liquidity and Capital Resources

     Total investments decreased to $357.4 million at March 31, 2001 due in part to declines  in  unrealized  appreciation  of equity  securities  and in part to reductions in the investment  portfolio to fund payments of various underwriting losses.  Such payments  contributed to net cash used in operating  activities of
$6.8 million during the first quarter of 2001.

     There were no  repurchases  made of the  Company's  common stock during the first quarter of 2001.

     The Company  adheres to investment  guidelines as prescribed by the finance committee  of the  Board  of  Directors.  Such  guidelines  were  conservatively designed to provide the Company with adequate capital  protection and sufficient liquidity  to  meet  existing  obligations.  The  Company  believes  that it has adequate resources to meet its liquidity requirements.

                                  NYMAGIC, INC.

         Regulation

         The National Association of Insurance  Commissioners  project to codify statutory  accounting  principles  became  effective  on January  1,  2001.  The approval  of  codified  accounting  rules  included  a  provision  for any state insurance  commissioner to modify such accounting rules by practices  prescribed or  permitted  for  insurers in that state.  The effect of  codification  on the domestic insurance companies' statutory surplus was not material.

         Quantitative and Qualitative Disclosures About Market Risk

         The  investment  portfolio has exposure to market risks which  includes the effect of adverse changes in interest rates,  credit quality,  equity prices and foreign  exchange  rates on the  portfolio.  Interest rate risk includes the changes in the fair value of fixed  maturities  based upon  changes in  interest rates.  Credit  quality  risk  includes  the risk of  default by issuers of debt securities.  Foreign  currency  risk  includes  exposure  to  changes in foreign exchange  rates on the market value and interest  income of foreign  denominated investments.  Equity risk includes the  potential  loss from changes in the fair value of equity securities. With the exception of changes in the market value of the  Company's  equity  securities  and  fixed  maturities,  there  have been no material changes to the Company's exposure to market risks during the quarter as compared to those disclosed in the Company's  financial  statements for the year ended December 31, 2000.

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

                                  NYMAGIC, INC.

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits
       None

(b)    Reports on Form 8-K
       There were no reports on Form 8-K filed for the three months ended March
       31, 2001.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                                       NYMAGIC, INC.
                                                        (Registrant)

Date:     May 15, 2001                            /s/ Robert W. Bailey
                                                     Robert W. Bailey
                                                 (Chief Executive Officer)

                                                  /s/ Thomas J. Iacopelli
                                                    Thomas J. Iacopelli
                                                 (Chief Financial Officer)

