Form 10-Q
period 2001-06-30
NYMAGIC INC
filed 2001-08-14
CIK 847431

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the Quarterly Period Ended                    JUNE 30, 2001
                              --------------------------------------------------

Commission file number                             1-11238
                      ----------------------------------------------------------


                                 NYMAGIC, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



          NEW YORK                                           13-3534162
--------------------------------                   -----------------------------
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                       Identification No.)



                  330 MADISON AVENUE, NEW YORK, NEW YORK 10017
--------------------------------------------------------------------------------
              (Address of principal executive offices) (zip code)



                                 (212) 551-0600
--------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)



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

Yes   X        No
   --------      ---------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      On July 1, 2001 there were 9,259,332 shares of the Registrant's common stock, $1.00 par value, outstanding.

FORWARD -LOOKING  STATEMENTS

   This Quarterly Report on Form 10-Q contains certain forward-looking statements concerning the Company's operations, economic performance and financial condition, including, in particular the likelihood of the Company's success in developing and expanding its business. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. Some of these assumptions may not materialize, and unanticipated events may occur which may affect the Company's results. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially.

   Such statements are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings, cash flows, plans for future operations, common stockholders' equity, investments, capital plans, dividends, plans relating to products or services, and estimates concerning the effects of litigation or other disputes, as well as assumptions of any of the foregoing and are generally expressed with words such as "believes," "estimates," "expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have" and similar expressions. We undertake no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise.

                                  NYMAGIC, INC.

                                      INDEX

                                                               PAGE NO.

PART I.     FINANCIAL INFORMATION:..........................................4

     Item 1.  Financial Statements..........................................4

     Consolidated Balance Sheets
        June 30, 2001 and December 31, 2000.................................4

     Consolidated Statements of Income
        Six months ended June 30, 2001 and
        June 30, 2000.......................................................6

     Consolidated Statements of Income
        Three months ended June 30, 2001 and................................7
           June 30, 2000

     Consolidated Statements of Cash Flows
        Six months ended June 30, 2001 and
        June 30, 2000.......................................................8

     Notes to Consolidated Financial Statements.............................9

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................13

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk...17

PART II     OTHER INFORMATION..............................................18

      Item 1.  Legal Proceedings...........................................18

      Item 2.  Changes in Securities and Use of Proceeds...................18

      Item 3.  Defaults Upon Senior Securities.............................18

      Item 4  Submission of Matters to a Vote of Security Holders..........18

      Item 5.  Other Information...........................................18

      Item 6.  Exhibits and Reports on Form 8-K............................19

SIGNATURES  ...............................................................20

                         PART I FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                                  NYMAGIC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                     JUNE 30,      DECEMBER 31,
                                                                 -------------   --------------
                                                                      2000             2001
                                     ASSETS
Investments:
Fixed maturities available for sale,
    at fair value (amortized cost
    $266,337,111 and $275,291,173)                                $270,752,968   $279,465,655
Equity securities at fair value (cost
    $41,476,642 and $47,115,772)                                    49,324,617     58,991,670
Short-term investments                                              27,839,699     32,834,155
                                                                  ------------   ------------
    Total investments                                              347,917,284    371,291,480
                                                                  ------------   ------------
Cash                                                                 1,087,015        552,322
Accrued investment income                                            4,375,814      4,604,185
Premiums and other receivables, net                                 56,453,194     53,984,744
Reinsurance receivables                                            231,776,024    248,048,171
Deferred policy acquisition costs                                    5,905,410      5,354,489
Prepaid reinsurance premiums                                        18,847,937     19,210,358
Deferred income taxes                                               10,771,946     10,504,182
Property, improvements and equipment, net                            1,213,962      1,225,281
Other assets                                                         8,893,097      5,553,991
                                                                  ------------   ------------
    Total assets                                                  $687,241,683   $720,329,203
                                                                  ============   ============


                                   LIABILITIES

Unpaid losses and loss adjustment expenses                        $390,715,316   $411,266,969
Reserve for unearned premiums                                       50,267,048     60,435,774
Ceded reinsurance payable                                           13,015,216     15,043,696
Notes payable                                                        4,958,413      7,458,413
Other liabilities                                                   11,730,133      8,918,839
Dividends payable                                                      925,933        915,803
                                                                  ------------   ------------
    Total liabilities                                              471,612,059    504,039,494
                                                                  ============   ============




                             SHAREHOLDERS' EQUITY




                                               SHAREHOLDERS' EQUITY


Common stock                                        15,115,158       15,018,392
Paid-in capital                                     29,551,421       27,992,916
Accumulated other comprehensive income               8,596,583       10,918,088
Retained earnings                                  211,505,161      211,565,023
                                                   -----------      ------------
                                                   264,768,323      265,494,419
Treasury stock, at cost,
    5,855,826 and 5,860,366 shares                 (49,138,699)     (49,204,710)
                                                   -----------      ------------

    Total shareholders' equity                     215,629,624      216,289,709
                                                   -----------      ------------
    Total liabilities and shareholders' equity   $ 687,241,683    $ 720,329,203
                                                   ===========      ============






THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                NYMAGIC, INC.
                      CONSOLIDATED STATEMENTS OF INCOME

                                 (UNAUDITED)

                                                               SIX MONTHS ENDED JUNE 30,
                                                                   2001         2000
                                                               -----------   ------------
REVENUES:
Net premiums earned                                           $37,005,422   $35,374,423
Net investment income                                           9,325,937     8,932,895
Realized investment gains, net                                    618,451     3,006,069
Commission and other income                                     3,214,804       273,554
                                                              -----------    ----------
         Total revenues                                        50,164,614    47,586,941
                                                              -----------    ----------

EXPENSES:

Net losses and loss adjustment expenses incurred               29,495,340    26,504,518
Policy acquisition expenses                                     7,931,784     6,543,167
General and administrative expenses                             8,545,165     9,550,384
Interest expense                                                  288,442       398,015
                                                              -----------    ----------
         Total expenses                                        46,260,731    42,996,084
                                                              -----------    ----------
Income before income taxes                                      3,903,883     4,590,857
                                                              -----------    ----------
Income taxes:
     Current                                                    1,060,584        62,068
     Deferred                                                   1,057,528       946,532
                                                              -----------    ----------
         Total income taxes                                     2,118,112     1,008,600
                                                              -----------    ----------
     Net income                                               $ 1,785,771   $ 3,582,257
                                                              ===========    ==========

Weighted average shares of common stock outstanding-basic       9,202,238     9,330,742

     Basic earnings per share                                 $       .19   $       .38
                                                              ===========    ==========

Weighted average shares of common stock outstanding-diluted     9,225,645     9,330,742

     Diluted earnings per share                               $       .19   $       .38
                                                              ===========    ==========

     Dividends declared per share                             $       .20   $       .20
                                                              ===========    ==========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                NYMAGIC, INC.
                      CONSOLIDATED STATEMENTS OF INCOME

                                 (UNAUDITED)

                                                                THREE MONTHS ENDED JUNE 30,
                                                                    2001            2000
                                                               ------------     ------------
Revenues:
Net premiums earned                                           $ 16,515,936    $ 15,304,743
Net investment income                                            4,576,115       4,351,570
Realized investment gains (losses)                              (1,561,401)        574,544
Commission and other income                                      2,708,787         224,562
                                                              ------------      ----------
         Total revenues                                         22,239,437      20,455,419
                                                              ------------      ----------
Expenses:

Net losses and loss adjustment expenses incurred                13,971,377      11,197,601
Policy acquisition expenses                                      3,499,152       3,344,889
General and administrative expenses                              4,109,827       4,592,459
Interest expense                                                   126,991         188,438
                                                              ------------      ----------

         Total expenses                                         21,707,347      19,323,387
                                                              ------------      ----------

Income before income taxes                                         532,090       1,132,032
                                                              ------------      ----------
Income taxes:
     Current                                                       323,369          (1,872)
     Deferred                                                      172,329          46,775
                                                              ------------      ----------
         Total income taxes                                        495,698          44,903
                                                              ------------      ----------

     Net income                                               $     36,392    $  1,087,129
                                                              ============      ==========

Weighted average shares of common stock outstanding-basic        9,221,506       9,189,639

     Basic earnings per share                                 $        .00    $        .12
                                                              ------------      ----------

Weighted average shares of common stock outstanding-diluted      9,247,797       9,189,639

     Diluted earnings per share                               $        .00    $        .12
                                                              ============      ==========
     Dividends declared per share                             $        .10    $        .10
                                                              ============      ==========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  NYMAGIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                               SIX MONTHS ENDED JUNE 30,
                                                                   2001          2000
                                                               ----------      ---------
Cash flows from operating activities:
     Net income                                            $   1,785,771    $   3,582,257
                                                              ----------        ---------
     Adjustments to reconcile net income to
     net cash used in operating activities:
     Provision for deferred taxes                              1,057,528          946,532
     Realized investment gains                                  (618,451)      (3,006,069)
     Net bond amortization                                       382,485          716,695
     Depreciation and other, net                                 204,407          290,485

     Changes in:
     Premiums and other receivables                           (2,468,450)       3,162,797
     Reinsurance receivables                                  16,272,147      (31,720,990)
     Ceded reinsurance payable                                (2,028,480)       2,750,206
     Accrued investment income                                   228,371          308,830
     Deferred policy acquisition costs                          (550,921)      (1,593,337)
     Prepaid reinsurance premiums                                362,421        3,499,670
     Other assets                                             (3,339,106)      (1,856,034)
     Unpaid losses and loss adjustment expenses              (20,551,653)       3,993,133
     Reserve for unearned premiums                           (10,168,726)      (4,705,485)
     Other liabilities                                         2,811,294       (1,509,600)
     Other                                                       139,751          (19,429)
                                                              ----------        ---------
         Total adjustments                                   (18,267,383)     (28,742,596)
                                                              ----------        ---------

Net cash used in operating activities                        (16,481,612)     (25,160,339)
                                                              ----------        ---------

Cash flows from investing activities:
     Fixed maturities acquired                              (110,700,002)      (6,032,786)
     Equity securities acquired                              (12,861,149)     (23,077,126)
     Fixed maturities matured                                 12,282,382       13,413,713
     Fixed maturities sold                                   108,992,647       17,161,649
     Equity securities sold                                   17,114,242       29,005,813
     Net sale of short-term investments                        4,995,494        6,810,797
     Acquisition of property, improvements and equipment        (193,088)        (201,290)
Net cash provided by investing activities                     19,630,526       37,080,770
                                                              ----------        ---------

Cash flows from financing activities:
     Proceeds from stock issuance and other                    1,655,271           41,602
     Cash dividends paid to stockholders                      (1,835,503)      (1,890,250)
     Net sale (repurchase) of common stock                        66,011       (6,724,922)
     Loan principal repayments                                (2,500,000)      (2,500,000)
                                                              ----------        ---------
Net cash used in financing activities                         (2,614,221)     (11,073,570)
                                                              ----------        ---------
Net increase  in cash                                            534,693          846,861
Cash at beginning of period                                      552,322        1,016,945
                                                              ----------        ---------
Cash at end of period                                      $   1,087,015    $   1,863,806
                                                              ==========        =========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                NYMAGIC, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 AND 2000

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

   In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 140"). The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 also includes provisions that require additional disclosures in the financial statements for fiscal years ending after December 15, 2000.

   In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), which provides that all business combinations should be accounted for using the purchase method of accounting and establishes criteria for the initial recognition and measurement of goodwill and other intangible assets recorded in connection with a business combination. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Company will apply the provisions of SFAS No. 141 to any future business combinations.

   The FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS No. 142 is effective beginning on January 1, 2002.

3) The Company's subsidiaries include two domestic insurance companies, three domestic agency subsidiaries, and MMO London, which includes the operations of MMO EU, Ltd. and MMO UK Ltd.

   The financial information by segment is as follows:



                                                                    Six months ended          Three months ended
                                                                        June 30,                  June 30,
                                                                   2001       2000             2001       2000
                                                                   ----       ----             ----       ----
                                                                                (in thousands)

Revenues, excluding net investment income and realized gains:
      Domestic Insurance Companies/Agencies                    $ 33,974    $ 21,511         $ 17,143    $11,482
      MMO London                                                  6,246      14,137            2,082      4,047
      Other (includes corporate operations and
          consolidating adjustments)                                 --         --               --         --
                                                               --------      -------          ------     ------
      Total                                                    $ 40,220    $ 35,648         $ 19,225    $15,529
                                                               ========     =======          =======    =======


                                NYMAGIC, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 AND 2000

                                                SIX MONTHS ENDED      THREE MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                                  2001     2000        2001       2000
                                                  ----     ----        ----       ----
                                                            (in thousands)
Net investment income:
      Domestic Insurance Companies/Agencies      $ 8,782    $ 8,390    $ 4,339     $4,090
      MMO London                                     526        512        233        255
      Other (includes corporate operations and
          consolidating adjustments)                  18         31          4          7
                                                  ------     ------     ------     ------
      Total                                      $ 9,326    $ 8,933    $ 4,576    $ 4,352
                                                  ======     ======     ======     ======
Realized gains (losses) on investments:
      Domestic Insurance Companies/Agencies      $   487    $ 3,063    $(1,686)   $   552
      MMO London                                     126        (57)       125         23
      Other (includes corporate operations and
          consolidating adjustments)                   5         --         --         --
                                                  ------     ------     ------     ------
      Total                                      $   618    $ 3,006    $(1,561)   $   575
                                                  ------     ------     ------     ------
Income (loss) before tax expense:
      Domestic Insurance Companies/Agencies      $ 7,394    $ 8,940    $ 2,615    $ 3,302
      MMO London                                  (2,590)    (2,681)    (1,466)    (1,293)
      Other (includes corporate operations and
          consolidating adjustments)                (900)    (1,668)      (617)      (877)
                                                  ------     ------     ------     ------
      Total                                      $ 3,904    $ 4,591    $   532    $ 1,132
                                                  ======     ======     ======     ======
Income tax expense (benefit):
      Domestic Insurance Companies/Agencies      $ 2,321    $ 1,988    $   757    $   583
      MMO London                                     100       (430)       (54)      (254)
      Other (includes corporate operations and
          consolidating adjustments)                (303)      (549)      (207)      (284)
                                                  ------     ------     ------     ------
      Total                                      $ 2,118    $ 1,009    $   496    $    45
                                                  ======     ======     ======     ======
Net income (loss):
      Domestic Insurance Companies/Agencies      $ 5,073    $ 6,952    $ 1,858    $ 2,719
      MMO London                                  (2,690)    (2,251)    (1,412)    (1,039)
      Other (includes corporate operations and
          consolidating adjustments)                (597)    (1,119)      (410)      (593)
                                                  ------     ------     ------     ------
      Total                                      $ 1,786    $ 3,582    $    36    $ 1,087
                                                  ======     ======     ======     ======


                                NYMAGIC, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 AND 2000

4)   The Company's comparative comprehensive income is as follows:

                                                    SIX MONTHS ENDED              THREE MONTHS ENDED
                                                         JUNE 30,                     JUNE 30,
                                                    2001       2000               2001          2000
                                                    ----       ----               ----          ----
                                                                    (in thousands)

Net income                                           $ 1,786    $ 3,582          $    36       $ 1,087
Other comprehensive income (loss), net of tax:
   Unrealized gains (losses) on securities, net of
      deferred tax benefit (expense) of
      $1,109, $(513) and $115, $966                   (2,060)       953             (214)       (1,793)
   Less: reclassification adjustment for
      gains realized in net income, net of
      tax benefit (expense) of
      $(216), $(1,052) and $546, $(201)                  402      1,954           (1,015)          374
   Foreign currency translation adjustment               140        (19)             465           (12)
                                                     -------     ------           ------        -------
             Other comprehensive income (loss)        (2,322)    (1,020)           1,266        (2,179)
                                                     -------     ------           ------        -------
Total comprehensive income (loss)                    $  (536)   $ 2,562          $ 1,302       $(1,092)
                                                     =======     ======           ======        =======



ITEM 2.     NYMAGIC, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

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

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 2001 was $36,000, or $.00 per diluted share, compared with $1.1 million, or $.12 per diluted share, for the same period of 2000. Net income for the six months ended June 30, 2001 was $1.8 million, or $.19 per diluted share, compared with $3.6 million, or $.38 per share for the six months ended June 30, 2000.

Operating income, which excludes the effects of realized investment gains or losses after taxes, was $1.1 million, or $.11 per diluted share, for the three months ended June 30, 2001, compared with $714,000, or $.08 per diluted share, for the same period of the prior year. For the six months ended June 30, 2001, operating income was $1.4 million, or $.15 per diluted share compared with $1.6 million, or $.17 per diluted share, for the six months ended June 30, 2000.

Net premiums earned grew by approximately 8% and 5% for the three and six months ended June 30, 2001, respectively, when compared to the same period of the prior year. The increase in premiums is due to increases in the domestic companies segment; however, offset by declines from MMO London.

The domestic insurance companies/agencies segment reported a 45% increase in premiums earned through the first half of 2001. The increase was attributable in large part to both higher premium retention levels and rate increases in the aviation line of business which collectively resulted in an increase of 189% for the first half of 2001 when compared to the prior year. Net premiums in the aviation line are expected to level off throughout the year as the effect of rate increases are offset by both reductions in gross policy exposure and higher reinsurance costs resulting from a tighter reinsurance market. Net premiums earned and net premiums written in the ocean marine line grew by 6% and 20%, respectively, in the first six months of 2001 and reflect firmer marine rates and additional production mainly in the hull, cargo and rig classes. Net premiums earned in the other liability and inland line rose in 2001 due to additional premium volume through expansion opportunities and firmer pricing.

Premiums earned from MMO London decreased in 2001 by 57% as a result of a reduction in capacity for premium writings at Lloyd's. Excluding a prior year first quarter transaction, which involved a one-time assumption of ocean marine and casualty premiums, net premiums earned in MMO London during 2001 would have decreased by 6%. Current year premiums earned reflect approximately $1.6 million resulting from the Company's interest in Lloyd's Syndicate 2010 which wrote mainly assumed reinsurance of aviation and property risks effective January 1, 2001.

Net losses and loss adjustment expenses incurred as a percentage of net premiums earned were 84.6% for the three months ended June 30, 2001 as compared to 73.2% for the same period of 2000. For the six months ended June 30, 2001, such ratio was 79.7% compared to 74.9% for the same period of the prior year. The domestic insurance companies reported higher overall loss ratios in 2001 as a result of larger severity losses arising from higher net retentions per loss in the aviation line. In addition, losses from the runoff operations of MMO London contributed to higher overall loss ratios in each year.

Policy acquisition costs as a percentage of net premiums earned for the three months ended June 30, 2001 were 21.2% as compared with 21.9% for the same period of the prior year. The same ratio was 21.4% for the six months ended June 30, 2001 as compared with 18.5% for the same period in 2000. The increase in the ratio for the six months ended June 30, 2001 is primarily attributable to the effect on expenses of the one time assumption of premiums, which was written for a nominal expense in 2000.

Net investment income for the three months ended June 30, 2001 and six months ended June 30, 2001 grew by 5% and 4%, respectively compared to the same period of the prior year. The increase reflects higher investment yields derived from a larger position in taxable securities in the current year.

Commission and other income rose to $3,215,000 for the six months ended June 30, 2001 from $274,000 for the six months ended June 30, 2000, and to $2,709,000 for the three months ended June 30, 2001 from $225,000 for the same period of the prior year. The increase in 2001 largely reflects profit commissions based upon the ceded results of aviation reinsurance treaties.

General and administrative expenses decreased by 11% for the six months ended June 30, 2001 when compared to the same period of the prior year of 2000. The decrease is attributable to lower operating expenses in the current year derived from MMO London.

Interest expense decreased to $288,000 for the six months ended June 30, 2001 from $398,000 for the same period of the prior year as a result of a decrease in average loan principal outstanding.

Realized investment gains were $618,000 and $3,006,000 million for the six months ended June 30, 2001 and 2000, respectively. Realized investment losses for the three months ended June 30, 2001 were $1,561,000 as compared to realized investment gains of $575,000 for the three months ended June 30, 2000. The three months ended June 30, 2001 realized loss resulted from the sale of underperforming equity securities.

Total income taxes as a percentage of income before taxes increased to 54.3% for the period ending June 30, 2001 from 22.0% for the same period in the prior year and is largely the result of increases in the valuation account for deferred income taxes with respect to loss carryforwards and larger amounts of tax exempt income in the prior year.

Accumulated other comprehensive income decreased to $8.6 million as of June 30, 2001 from $10.9 million as of December 31, 2000. The change principally reflects decreases in the fair value of equity securities brought about by declines in the U.S. stock markets during the first six months of 2001. Partially offsetting this decrease was the favorable impact of lower interest rates on the fair value of fixed maturities.

Other assets increased to $8.9 million as of June 30, 2001 from $5.6 million as of December 31, 2000. The change is largely attributable to increased deposits at Lloyd's to support current capacity requirements.

LIQUIDITY AND CAPITAL RESOURCES

Total investments decreased to $347.9 million at June 30, 2001 from $371.3 million at December 31, 2000, due in part to declines in unrealized appreciation of equity securities and in part to reductions in the investment portfolio to fund payments of various underwriting losses. Such payments contributed to net cash used in operating activities of $16.5 million for the six months ended June 30, 2001.

In connection with the Board of Directors annual compensation program, the Company issued 4,540 shares of common stock held in treasury to its Directors.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The investment portfolio has exposure to market risks which includes the effect of adverse changes in interest rates, credit quality, equity prices and foreign exchange rates on the portfolio. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Foreign currency risk includes exposure to changes in foreign exchange rates on the market value and interest income of foreign denominated investments. Equity risk includes the potential loss from changes in the fair value of equity securities. With the exception of changes in the market value of the Company's equity securities, there have been no material changes to the Company's exposure to market risks during the first six months as compared to those disclosed in the Company's financial statements for the year ended December 31, 2000.

                         PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

        None

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 16, 2001. The following matters were voted upon by the Company's shareholders:

I. Directors. The following persons were elected as Directors of the Board of Directors, each to hold office until the next Annual Meeting of Shareholders to be held in 2002.


                                          TOTAL VOTES FOR   TOTAL VOTES WITHHELD
                                          EACH DIRECTOR     FOR EACH DIRECTOR

     JOHN R. ANDERSON                     6,767,686           28,100
     ROBERT W. BAILEY                     6,684,693          111,093
     JONATHAN S. BANNETT                  6,767,686           28,100
     MARK W. BLACKMAN                     6,767,486           28,300
     JOHN N. BLACKMAN, JR.                6,767,486           28,300
     JOHN KEAN, JR.                       6,767,686           28,100
     COSTA N. KENSINGTON                  6,767,686           28,100
     CHARLES A. MITCHELL                  6,767,686           28,100
     WILLIAM R. SCARBROUGH                6,767,686           28,100
     ROBERT G. SIMSES                     6,767,686           28,100
     EDWARD J. WAITE, III                 6,767,686           28,100
     GLENN R. YANOFF                      6,767,686           28,100


II. Election of Independent Public Accountants. KPMG LLP were elected as the Company's independent public accountants for the current fiscal year of the Company.

                     FOR          AGAINST          ABSTAIN        NON-VOTE
                     ---          -------          -------        --------
                     6,768,016      4,100            23,670       2,401,206


ITEM 5. - OTHER INFORMATION

        None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None

(b)  Reports on Form 8-K
     The Company filed no reports on Form 8-K for the three months ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NYMAGIC, INC.
                                (REGISTRANT)

Date:      August 14, 2001                         /s/  Robert W. Bailey
                                                   -----------------------------
                                                        Robert W. Bailey
                                                       (Chief Executive Officer)


                                                   /s/ Thomas J. Iacopelli
                                                   -----------------------------
                                                        Thomas J. Iacopelli
                                                       (Chief Financial Officer)