Form 10-Q/A
period 2001-06-30
NYMAGIC INC
filed 2001-08-16
CIK 847431

FORM 10-Q/A
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

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



                                EXPLANATORY NOTE

     This Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 14, 2001, and is being filed solely to correct the date heading on the first table under the "Consolidated Balance Sheets" of Item 1, from June 30, 2000 to June 30, 2001, and from December 31, 2001 to December 31, 2000, which date reversal occurred during the EDGARization process.

                         PART I FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                                  NYMAGIC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                     JUNE 30,      DECEMBER 31,
                                                                 -------------   --------------
                                                                      2001             2000
                                     ASSETS
Investments:
Fixed maturities available for sale,
    at fair value (amortized cost
    $266,337,111 and $275,291,173)                                $270,752,968   $279,465,655
Equity securities at fair value (cost
    $41,476,642 and $47,115,772)                                    49,324,617     58,991,670
Short-term investments                                              27,839,699     32,834,155
                                                                  ------------   ------------
    Total investments                                              347,917,284    371,291,480
                                                                  ------------   ------------
Cash                                                                 1,087,015        552,322
Accrued investment income                                            4,375,814      4,604,185
Premiums and other receivables, net                                 56,453,194     53,984,744
Reinsurance receivables                                            231,776,024    248,048,171
Deferred policy acquisition costs                                    5,905,410      5,354,489
Prepaid reinsurance premiums                                        18,847,937     19,210,358
Deferred income taxes                                               10,771,946     10,504,182
Property, improvements and equipment, net                            1,213,962      1,225,281
Other assets                                                         8,893,097      5,553,991
                                                                  ------------   ------------
    Total assets                                                  $687,241,683   $720,329,203
                                                                  ============   ============


                                   LIABILITIES

Unpaid losses and loss adjustment expenses                        $390,715,316   $411,266,969
Reserve for unearned premiums                                       50,267,048     60,435,774
Ceded reinsurance payable                                           13,015,216     15,043,696
Notes payable                                                        4,958,413      7,458,413
Other liabilities                                                   11,730,133      8,918,839
Dividends payable                                                      925,933        915,803
                                                                  ------------   ------------
    Total liabilities                                              471,612,059    504,039,494
                                                                  ============   ============




                             SHAREHOLDERS' EQUITY




                                               SHAREHOLDERS' EQUITY


Common stock                                        15,115,158       15,018,392
Paid-in capital                                     29,551,421       27,992,916
Accumulated other comprehensive income               8,596,583       10,918,088
Retained earnings                                  211,505,161      211,565,023
                                                   -----------      ------------
                                                   264,768,323      265,494,419
Treasury stock, at cost,
    5,855,826 and 5,860,366 shares                 (49,138,699)     (49,204,710)
                                                   -----------      ------------

    Total shareholders' equity                     215,629,624      216,289,709
                                                   -----------      ------------
    Total liabilities and shareholders' equity   $ 687,241,683    $ 720,329,203
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

                                NYMAGIC, INC.
                                (REGISTRANT)


Date:      August 15, 2001                 /s/ Thomas J. Iacopelli
                                           -----------------------------
                                           Thomas J. Iacopelli
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)