Form 10-Q
period 2001-09-30
NYMAGIC INC
filed 2001-11-14
CIK 847431

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period Ended               SEPTEMBER 30, 2001
                              --------------------------------------------------

Commission file number                             1-11238
                      ----------------------------------------------------------

                                  NYMAGIC, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     NEW YORK                                                13-3534162
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                            Identification No.)

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

Yes   X        No
   --------      -------


      On October 1, 2001, there were 9,260,832 shares of the Registrant's common stock, $1.00 par value, outstanding.

                           FORWARD -LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements concerning the Company's operations, economic performance and financial condition, including, in particular the likelihood of the Company's success in developing and expanding its business. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. Some of these assumptions may not materialize, and unanticipated events may occur which may affect the Company's results. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially. Numerous factors could cause actual results and events to differ materially including, without limitation, general economic conditions affecting the demand for insurance in the Company's current markets, market conditions, the timing of sales of investment securities and the success of the Company's clients.

Such statements are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings, cash flows, plans for future operations, common stockholders' equity, investments, capital plans, dividends, plans relating to products or services, and estimates concerning the effects of litigation or other disputes, as well as assumptions of any of the foregoing and are generally expressed with words such as "believes," "estimates," "expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have" and similar expressions. We undertake no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports to the Securities and Exchange Commission including the Company's 10-Q, 8-K, and 10-K reports.

                                  NYMAGIC, INC.
                                      INDEX

                                                                                         PAGE NO.
PART I.           FINANCIAL INFORMATION:.........................................................4

       Item 1.      Financial Statements.........................................................4

       Consolidated Balance Sheets
           September 30, 2001 and December 31, 2000..............................................4

       Consolidated Statements of Income
           Nine months ended September 30, 2001 and
           September 30, 2000....................................................................5

       Consolidated Statements of Income
           Three months ended September 30, 2001 and.............................................6
             September 30, 2000

       Consolidated Statements of Cash Flows
           Nine months ended September 30, 2001 and
           September 30, 2000....................................................................7

       Notes to Consolidated Financial Statements................................................8

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................................11

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................14

PART II.          OTHER INFORMATION..............................................................15

         Item 1.  Legal Proceedings..............................................................15

         Item 2.  Changes in Securities and Use of Proceeds......................................15

         Item 3.  Defaults Upon Senior Securities................................................15

         Item 4.  Submission of Matters to a Vote of Security Holders............................15

         Item 5.  Other Information..............................................................15

         Item 6.  Exhibits and Reports on Form 8-K...............................................15

         Signatures..............................................................................15

                         PART I - FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS


                                  NYMAGIC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                       SEPTEMBER 30,          DECEMBER 31,
                                                                           2001                  2000
                                                                       -------------         -------------
                                     ASSETS
Investments:
Fixed maturities available for sale,
    at fair value (amortized cost
    $250,563,301 and $275,291,173)                                     $ 258,211,015         $ 279,465,655
Equity securities at fair value (cost
    $40,144,055 and $47,115,772)                                          44,162,054            58,991,670
Short-term investments                                                    44,811,208            32,834,155
                                                                       -------------         -------------
    Total investments                                                    347,184,277           371,291,480
                                                                       -------------         -------------
Cash                                                                         779,133               552,322
Accrued investment income                                                  2,945,142             4,604,185
Premiums and other receivables, net                                       43,496,642            53,984,744
Reinsurance receivables                                                  393,518,366           248,048,171
Deferred policy acquisition costs                                          6,833,440             5,354,489
Prepaid reinsurance premiums                                              16,335,811            19,210,358
Deferred income taxes                                                     11,024,823            10,504,182
Property, improvements and equipment, net                                  1,268,054             1,225,281
Other assets                                                              11,829,173             5,553,991
                                                                       -------------         -------------
    Total assets                                                       $ 835,214,861         $ 720,329,203
                                                                       =============         =============


                                   LIABILITIES


Unpaid losses and loss adjustment expenses                             $ 564,111,884         $ 411,266,969
Reserve for unearned premiums                                             49,368,415            60,435,774
Ceded reinsurance payable                                                  8,622,790            15,043,696
Notes payable                                                              3,708,413             7,458,413
Other liabilities                                                         11,424,372             8,918,839
Dividends payable                                                            926,083               915,803
                                                                       -------------         -------------
    Total liabilities                                                    638,161,957           504,039,494
                                                                       =============         =============


                              SHAREHOLDERS' EQUITY


Common stock                                                              15,116,658            15,018,392
Paid-in capital                                                           29,575,535            27,992,916
Accumulated other comprehensive income                                     8,277,877            10,918,088
Retained earnings                                                        193,221,533           211,565,023
                                                                       -------------         -------------
                                                                         246,191,603           265,494,419
Treasury stock, at cost,
    5,855,826 and 5,860,366 shares                                       (49,138,699)          (49,204,710)
                                                                       -------------         -------------

    Total shareholders' equity                                           197,052,904           216,289,709
                                                                       -------------         -------------
    Total liabilities and shareholders' equity                         $ 835,214,861         $ 720,329,203
                                                                       =============         =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  NYMAGIC, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                          2001                    2000
                                                                      ------------            ------------

REVENUES:
Net premiums earned                                                   $ 50,788,496            $ 49,996,092
Net investment income                                                   13,438,781              13,437,562
Net realized investment gains                                            1,276,769               4,163,065
Commission and other income                                              3,454,655                 350,605
                                                                      ------------            ------------

         Total revenues                                                 68,958,701              67,947,324
                                                                      ------------            ------------

EXPENSES:

Net losses and loss adjustment expenses incurred                        60,942,679              40,826,231
Policy acquisition expenses                                             11,181,822              11,794,625
General and administrative expenses                                     12,999,250              13,985,309
Interest expense                                                           359,685                 549,921
                                                                      ------------            ------------

         Total expenses                                                 85,483,436              67,156,086
                                                                      ------------            ------------

Income (loss) before income taxes                                      (16,524,735)                791,238
                                                                      ------------            ------------
Income taxes:
         Current                                                        (1,911,539)                325,050
         Deferred                                                          958,578                (334,881)
                                                                      ------------            ------------
         Total income tax benefit                                         (952,961)                 (9,831)
                                                                      ------------            ------------

Net income (loss)                                                     $(15,571,774)           $    801,069
                                                                      ============            ============

Weighted average shares of common stock outstanding-basic                9,221,726               9,272,582

Basic earnings (loss) per share                                       $      (1.69)           $        .09
                                                                      ============            ============

Weighted average shares of common stock outstanding-diluted              9,221,726               9,272,582

Diluted earnings (loss) per share                                     $      (1.69)           $        .09
                                                                      ============            ============


Dividends declared per share                                          $        .30            $        .30
                                                                      =============            ============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  NYMAGIC, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                                          2001                    2000
                                                                      ------------            ------------

REVENUES:

Net premiums earned                                                   $ 13,783,074            $ 14,621,669
Net investment income                                                    4,112,844               4,504,667
Net realized investment gains                                              658,318               1,156,996
Commission and other income                                                239,851                  77,051
                                                                      ------------            ------------

         Total revenues                                                 18,794,087              20,360,383
                                                                      ------------            ------------

EXPENSES:

Net losses and loss adjustment expenses incurred                        31,447,339              14,321,713
Policy acquisition expenses                                              3,250,038               5,251,458
General and administrative expenses                                      4,454,085               4,434,925
Interest expense                                                            71,243                 151,906
                                                                      ------------            ------------

         Total expenses                                                 39,222,705              24,160,002
                                                                      ------------            ------------

Loss before income taxes                                               (20,428,618)             (3,799,619)
                                                                      ------------            ------------
Income taxes:
         Current                                                        (2,972,123)                262,982
         Deferred                                                          (98,950)             (1,281,413)
                                                                      ------------            ------------
         Total income tax benefit                                       (3,071,073)             (1,018,431)
                                                                      ------------            ------------


Net loss                                                              $(17,357,545)           $ (2,781,188)
                                                                      ============            ============

Weighted average shares of common stock outstanding-basic                9,260,066               9,157,526

Basic loss per share                                                  $      (1.87)           $       (.30)
                                                                      ============            ============

Weighted average shares of common stock outstanding-diluted              9,260,066               9,157,526

Diluted loss per share                                                $      (1.87)           $       (.30)
                                                                      ============            ============

Dividends declared per share                                          $        .10            $        .10
                                                                      ============            ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  NYMAGIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                          2001                    2000
                                                                      ------------            ------------


Cash flows from operating activities:
     Net income (loss)                                                $ (15,571,774)         $     801,069
                                                                      -------------          -------------
     Adjustments to reconcile net income to
        net cash used in operating activities:
     Provision for deferred taxes                                           958,578               (334,881)
     Net realized investment gains                                       (1,276,769)            (4,163,065)
     Net bond amortization                                                  532,843                956,305
     Depreciation and other, net                                            317,897                440,487

     Changes in:
     Premiums and other receivables                                      10,488,102             16,729,109
     Reinsurance receivables                                           (145,470,195)           (20,380,051)
     Ceded reinsurance payable                                           (6,420,906)           (15,345,702)
     Accrued investment income                                            1,659,043                482,907
     Deferred policy acquisition costs                                   (1,478,951)               114,891
     Prepaid reinsurance premiums                                         2,874,547              8,337,481
     Other assets                                                        (6,275,182)            (1,443,351)
     Unpaid losses and loss adjustment expenses                         152,844,915             (9,776,822)
     Reserve for unearned premiums                                      (11,067,359)            (7,474,331)
     Other liabilities                                                    2,505,533             12,876,175
     Other                                                                  106,911                238,685
                                                                      -------------          -------------
         Total adjustments                                                  299,007            (18,742,163)
                                                                      -------------          -------------

Net cash used in operating activities                                   (15,272,767)           (17,941,094)
                                                                      -------------          -------------

Cash flows from investing activities:
     Fixed maturities acquired                                         (194,254,115)          (114,632,186)
     Equity securities acquired                                         (17,086,884)           (39,178,000)
     Net purchase of short-term investments                             (11,974,081)           (26,715,483)
     Fixed maturities matured                                            12,282,382             15,381,066
     Fixed maturities sold                                              210,499,189            149,681,097
     Equity securities sold                                              21,158,297             47,745,255
     Acquisition of property, improvements and equipment                   (360,670)              (256,833)
                                                                      -------------          -------------
Net cash provided by investing activities                                20,264,118             32,024,916
                                                                      -------------          -------------

Cash flows from financing activities:
     Proceeds from stock issuance and other                               1,680,885                 49,052
     Cash dividends paid to stockholders                                 (2,761,436)            (2,806,003)
     Net sale (repurchase) of common stock                                   66,011             (6,724,922)
     Loan principal repayments                                           (3,750,000)            (3,750,000)
                                                                      -------------          -------------
Net cash used in financing activities                                    (4,764,540)           (13,231,873)
                                                                      -------------          -------------

Net increase  in cash                                                       226,811                851,949
Cash at beginning of period                                                 552,322              1,016,945
                                                                      -------------          -------------
Cash at end of period                                                 $     779,133          $   1,868,894
                                                                      =============          =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  NYMAGIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


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


      The financial information by segment is as follows:

                                                    NINE MONTHS ENDED                THREE MONTHS ENDED
                                                      SEPTEMBER 30,                     SEPTEMBER 30,
                                                 ------------------------          ------------------------
                                                   2001             2000             2001             2000
                                                 -------          -------          -------          -------

                                                                       (in thousands)

Revenues, excluding net investment income and
 realized gains:
    Domestic Insurance Companies/Agencies        $43,809          $32,432          $ 9,836          $10,921
    MMO London                                    10,434           17,915            4,187            3,778
                                                 -------          -------          -------          -------
    Total                                        $54,243          $50,347          $14,023          $14,699
                                                 =======          =======          =======          =======

                                  NYMAGIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


                                                                           NINE MONTHS ENDED               THREE MONTHS ENDED
                                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                                          2001             2000            2001              2000
                                                                        --------         --------         --------         --------
                                                                                               (in thousands)

Net investment income:
      Domestic Insurance Companies/Agencies                             $ 12,784         $ 12,547         $  4,002         $  4,157
      MMO London                                                             633              851              107              340
      Other (includes corporate operations and
          consolidating adjustments)                                          22               40                4                8
                                                                        --------         --------         --------         --------
      Total                                                             $ 13,439         $ 13,438         $  4,113         $  4,505
                                                                        ========         ========         ========         ========

Net realized gains (losses) on investments:
      Domestic Insurance Companies/Agencies                             $  1,130         $  4,267         $    642         $  1,204
      MMO London                                                             141             (104)              16              (47)
      Other (includes corporate operations and
          consolidating adjustments)                                           6             --               --               --
                                                                        --------         --------         --------         --------
      Total                                                             $  1,277         $  4,163         $    658         $  1,157
                                                                        ========         ========         ========         ========

Income (loss) before tax expense:
      Domestic Insurance Companies/Agencies                             $ (8,881)        $ 11,967         $(16,275)        $  3,026
      MMO London                                                          (6,232)          (8,940)          (3,642)          (6,259)
      Other (includes corporate operations and
          consolidating adjustments)                                      (1,412)          (2,236)            (512)            (567)
                                                                        --------         --------         --------         --------
      Total                                                             $(16,525)        $    791         $(20,429)        $ (3,800)
                                                                        ========         ========         ========         ========

Income tax expense (benefit):
      Domestic Insurance Companies/Agencies                             $ (3,433)        $  2,528         $ (5,754)        $    539
      MMO London                                                           2,990           (1,803)           2,890           (1,373)
      Other (includes corporate operations and
          consolidating adjustments)                                        (510)            (735)            (207)            (185)
                                                                        --------         --------         --------         --------
      Total                                                             $   (953)        $    (10)        $ (3,071)        $ (1,019)
                                                                        ========         ========         ========         ========

Net income (loss):
      Domestic Insurance Companies/Agencies                             $ (5,448)        $  9,439         $(10,521)        $  2,487
      MMO London                                                          (9,222)          (7,137)          (6,532)          (4,886)
      Other (includes corporate operations and
          consolidating adjustments)                                        (902)          (1,501)            (305)            (382)
                                                                        --------         --------         --------         --------
      Total                                                             $(15,572)        $    801         $(17,358)        $ (2,781)
                                                                        ========         ========         ========         ========

                                  NYMAGIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

4)    The Company's comparative comprehensive income is as follows:


                                                          NINE MONTHS ENDED              THREE MONTHS ENDED
                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                      -------------------------        --------------------------
                                                        2001             2000            2001             2000
                                                      --------         --------        --------         --------
                                                                            (in thousands)

Net income (loss)                                      $(15,572)        $    801        $(17,358)        $ (2,781)
Other comprehensive income (loss), net of tax:
   Unrealized gains (losses) on securities, net of
      deferred tax benefit (expense) of
      $1,032, $(1,944) and $(76), $(1,431)               (1,917)           3,611             142            2,657
   Less: reclassification adjustment for
      gains realized in net income, net of
      tax expense of
      $(447), $(1,457) and $(230), $(405)                   830            2,706             428              752
   Foreign currency translation adjustment                  107              239             (32)             258
                                                       --------         --------        --------         --------
             Other comprehensive income (loss)           (2,640)           1,144            (318)           2,163
                                                       --------         --------        --------         --------
Total comprehensive income (loss)                      $(18,212)        $  1,945        $(17,676)        $   (618)
                                                       ========         ========        ========         ========

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

      In 1997, the Company formed MMO EU as a holding company for MMO UK, which operates as a corporate vehicle to provide capacity for syndicates, or risk bearing entities, within Lloyd's of London. In 1997, the Company acquired ownership of Highgate Managing Agencies, Ltd. which subsequently was renamed MMO Underwriting Agency, Ltd. MMO Underwriting Agency Ltd., a Lloyd's managing agency, commenced underwriting in 1998 for the Company's wholly owned subsidiary MMO UK, which provides 100% of the capital for Syndicate 1265. In 2000, the Company sold MMO Underwriting Agency Ltd. in exchange for a minority interest in Cathedral Capital PLC. Syndicate 1265 was placed into runoff in 2000. In 2001, MMO UK provides approximately $13.6 million of capacity for Syndicate 2010, which is managed by Cathedral Capital. Effective January 1, 2002, MMO UK will not be providing any capacity to Syndicate 2010. MMO EU, MMO UK, Syndicate 1265 and Syndicate 2010 are collectively hereinafter referred to as "MMO London."


RESULTS OF OPERATIONS

      The Company reported a net loss for the three months ended September 30, 2001 of $17.4 million, or $1.87 per diluted share, compared with a net loss of $2.8 million, or $.30 per diluted share, for the same period of 2000. Included in the net loss for the third quarter of 2001 were after tax losses of $9.0 million, or $.98 per diluted share, resulting from the September 11, 2001 terrorist attacks on the World Trade Center, the Pentagon and the hijacked airliner which crashed in Pennsylvania (collectively hereinafter referred to as the "WTC attack"). Also included in the third quarter of 2001 were after tax losses of $4.0 million, or $.43 per diluted share, resulting from uncollectible reinsurance recoverables, and write downs of deferred tax assets of $3.0 million, or $.31 per diluted share, resulting from the discontinuance of underwriting in MMO London.

The Company reported net losses of $15.6 million, or $1.69 per diluted share, and net income of $801,000, or $.09 per diluted share, for the nine months ended September 30, 2001 and 2000, respectively.

The Company reported an operating loss, which excludes the effects of realized investment gains after taxes, of $17.8 million, or $1.92 per diluted share, for the third quarter of 2001, compared with an operating loss of $3.5 million, or $.39 per diluted share, for the same period of the prior year. For the nine months ended September 30, 2001, the Company reported an operating loss of $16.4 million, or $1.78 per diluted share, compared with an operating loss of $1.9 million, or $.21 per diluted share, for the same period of 2000.

Net premiums earned grew by approximately 2% for the nine months ended September 30, 2001, when compared to the same period of the prior year. However, net premiums earned declined by approximately 6% for the three months ended September 30, 2001, when compared to the same period of the prior year. Net premiums earned for the nine months and three months ended September 30, 2001 were adversely affected by reinstatement reinsurance premiums of $5.0 million as a result of losses sustained from the WTC attack.

The domestic insurance companies/agencies segment reported a 28% increase in premiums earned through the first nine months of 2001. The increase was attributable in large part to both higher net of reinsurance retention levels and rate increases in the aviation line of business; however, offset by reinstatement premiums incurred from the WTC attack. Net premiums in the aviation line are expected to increase throughout 2001 as a result of rate increases despite reductions in aviation gross policy exposure and higher reinsurance costs resulting from a tighter reinsurance market. Net premiums earned and net premiums written in the ocean marine line grew by 12% and 34%, respectively, in the first nine months of 2001 and reflect firmer marine rates and additional production mainly in the rig, hull and cargo classes. Net premiums earned in the other liability and inland marine lines rose in 2001 due to additional premium volume through expansion opportunities and firmer pricing. Reinsurance costs, particularly in the aviation segment, are expected to significantly increase in fiscal year 2002 because of significant losses sustained by the reinsurance industry as a result of catastrophic losses, including the WTC attack.

Premiums earned from MMO London decreased in 2001 by 44%. Excluding a prior year first quarter transaction, which involved a one-time assumption of ocean marine and casualty premiums, net premiums earned in MMO London during 2001 would have decreased by 2% reflecting a reduction in capacity for premium writings at Lloyd's. Current year premiums earned include approximately $2.9 million resulting from the Company's interest in Lloyd's Syndicate 2010 which, effective January 1, 2001, wrote mainly assumed reinsurance of aviation and property risks. Premiums earned are expected to further decrease in MMO London as the Company will not be providing capacity to Syndicate 2010 for the 2002 underwriting year.

Net losses and loss adjustment expenses incurred were $31.4 million and $14.3 million for the three months ended September 30, 2001 and 2000, respectively, and were $60.9 million and $40.8 million for the nine months ended September 30, 2001 and 2000, respectively. The domestic insurance companies/agencies reported higher losses in 2001 as a result of larger severity losses arising from higher net retentions per loss in the aviation line of business and WTC attack losses of $6.6 million. The third quarter of 2001 also reflects a $6.1 million increase in reserves for uncollectible reinsurance recoverables. In addition, WTC attack losses of $1.4 million from MMO London further contributed to the increase in incurred losses during 2001.

Policy acquisition costs as a percentage of net premiums earned for the three months ended September 30, 2001 were 23.6% as compared with 35.9% for the same period of the prior year. The same ratio was 22.0% for the nine months ended September 30, 2001 as compared with 23.6% for the same period in 2000. Excluding one-time items occurring in MMO London in the prior year, such ratios would have been 22.7% and 23.1% for the three months and nine months ended September 30, 2000, respectively.

Net investment income for the three months ended September 30, 2001 declined by 9% from the prior year's comparable period and was flat for nine months ended September 30, 2001 when compared to the same period of the prior year. The decrease in the three months amounts reflects a lower interest rate environment and a reduction in invested assets offset by higher investment yields derived from a larger position in taxable securities in the current year.

Realized investment gains were $1.3 million and $4.2 million for the nine months ended September 30, 2001 and 2000, respectively. The prior year's amount reflects larger gains from the sale of equity securities. The current year's amount reflects larger write downs from other than temporary declines in the fair value of equity securities.

Commission and other income rose to $3.5 million for the nine months ended September 30, 2001 from $351,000 for the nine months ended September 30, 2000. The increase in the current year largely reflects profit commissions based upon the ceded results of reinsurance treaties.

General and administrative expenses decreased by 7% for the nine months ended September 30, 2001 when compared to the same period of the prior year of 2000. The decrease is attributable to lower operating expenses in the current year derived from MMO London.

Interest expense decreased to $360,000 for the nine months ended September 30, 2001 from $550,000 for the same period of the prior year as a result of a decrease in average loan principal outstanding.

Total income taxes for the three months and nine months ending September 30, 2001 include an increase of $3.0 million in the valuation account for deferred income taxes with respect to tax loss carryforwards from MMO London.

Unpaid losses and loss adjustment expenses and reinsurance receivables as of September 30, 2001 increased to $564.1 million and $393.5 million, respectively, largely as a result of gross losses of $172.3 million and reinsurance recoverables of $164.3 million, respectively, incurred from the WTC attack.

Accumulated other comprehensive income decreased to $8.3 million as of September 30, 2001 from $10.9 million as of December 31, 2000. The change principally reflects decreases in the fair value of equity securities brought about by declines in the U.S. stock markets during the first nine months of 2001. Partially offsetting this decrease was the favorable impact of lower interest rates on the fair value of fixed maturities.

Other assets increased to $11.8 million as of September 30, 2001 from $5.6 million as of December 31, 2000. The change is largely attributable to increased deposits at Lloyd's to support current capacity requirements and increases in federal tax recoverables.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and short-term investments of approximately $45.6 million at September 30, 2001, compared to $33.4 million at December 31, 2000. Total investments decreased to $347.2 million at September 30, 2001 from $371.3 million at December 31, 2000, due in part to declines in unrealized appreciation of equity securities and in part to reductions in the investment portfolio to fund payments of various underwriting losses. Such payments contributed to net cash used in operating activities of $15.3 million for the nine months ended September 30, 2001.

In connection with the Board of Directors annual compensation program, the Company issued 4,540 shares of common stock held in treasury to its Directors.

The Company adheres to investment guidelines as prescribed by the finance committee of the Board of Directors. The Company believes that such guidelines were conservatively designed to provide the Company with adequate capital protection and sufficient liquidity to meet existing obligations. The Company anticipates that its cash and cash equivalents as of September 30, 2001, should be sufficient to meet its liquidity requirements as of that date for the foreseeable future.


REGULATION

The National Association of Insurance Commissioners project to codify statutory accounting principles became effective on January 1, 2001. The approval of codified accounting rules included a provision for the state insurance commissioners to modify such accounting rules by practices prescribed or permitted for insurers in their state. The Company believes that the effect of codification on the domestic insurance companies' statutory surplus was not material.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The investment portfolio has exposure to market risks which includes the effect of adverse changes in interest rates, credit quality, equity prices and foreign exchange rates on the portfolio. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Foreign currency risk includes exposure to changes in foreign exchange rates on the market value and interest income of foreign denominated investments. Equity risk includes the potential loss from changes in the fair value of equity securities. With the exception of changes in the market value of the Company's equity securities, there have been no material changes to the Company's exposure to market risks during the first nine months as compared to those disclosed in the Company's financial statements for the year ended December 31, 2000.

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

           None

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

           None

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5. - OTHER INFORMATION

           None

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K


(A)    Exhibits
       None

(B)    Reports on Form 8-K
       The Company filed no reports on Form 8-K for the three months ended September 30, 2001.



SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NYMAGIC, INC.
                                  (REGISTRANT)



Date:    November 14, 2001                        /s/ Robert W. Bailey
      ------------------------                 -------------------------------
                                                      Robert W. Bailey
                                                  (Chief Executive Officer)


                                                 /s/ Thomas J. Iacopelli
                                               -------------------------------
                                                     Thomas J. Iacopelli
                                                  (Chief Financial Officer)