Form 10-K
period 2001-12-31
NYMAGIC INC
filed 2002-04-01
CIK 847431

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2001

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from                   to
                                      -------------------  ---------------------


                         COMMISSION FILE NUMBER 1-11238.
                                  NYMAGIC, INC.
             (Exact name of registrant as specified in its charter)

               NEW YORK                                   13-3534162
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)

  330 MADISON AVENUE, NEW YORK, NY                         10017
  (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (212) 551-0600
                                    _________

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class:            Name of each exchange on which registered:
Common stock, $1.00 par value                     New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of voting stock held by non-affiliates of the registrant, as of March 1, 2002 was approximately $69,296,780 based upon the closing price of $20.00 on that date.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 2002, was 9,271,832 shares of common stock, $1.00 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference in Part III.

                          FORWARD - LOOKING STATEMENTS

        This report contains certain forward-looking statements concerning the Company's operations, economic performance and financial condition, including, in particular, the likelihood of the Company's success in developing and expanding its business. Any forward-looking statements concerning the Company's operations, economic performance and financial condition contained herein, including statements related to the outlook for the Company's performance in 2001 and beyond, are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based upon a number of assumptions and estimates which inherently are subject to uncertainties and contingencies, many of which are beyond the control of the Company. Some of these assumptions may not materialize and unanticipated events may occur which could cause actual results to differ materially from such statements. These include, but are not limited to, the cyclical nature of the insurance and reinsurance industry, premium rates, the estimation of loss reserves and loss reserve development, the uncertainty surrounding the loss amounts related to the attacks of September 11, 2001, net loss retention, the effect of competition, the ability to collect reinsurance receivables, the availability and cost of reinsurance, and changes in the ratings assigned to the Company by rating agencies. These risks could cause actual results for the 2001 year and beyond to differ materially from those expressed in any forward-looking statements made. The Company undertakes no obligation to update publicly or revise any forward-looking statements made.

        Such statements are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings, cash flows, plans for future operations, common stockholders' equity, investments, capital plans, dividends, plans relating to products or services, adequacy of Asbestos/Environmental reserves, collectability of receivables from Equitas and other events and estimates concerning the effects of litigation or other disputes, as well as assumptions of any of the foregoing and are generally expressed with words such as "believes," "estimates," "expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have" and similar expressions. We undertake no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports to the Securities and Exchange Commission including, but not limited to, the Company's 10-Q and 8-K reports.


                                     PART I

ITEM 1. BUSINESS

GENERAL

        NYMAGIC, INC., a New York corporation (the "Company" or "NYMAGIC"), is a holding company which owns and operates the following insurance companies, risk bearing entities and insurance underwriters and managers:

        Insurance Companies and Lloyd's Corporate Capital Vehicle:
        ----------------------------------------------------------

        New York Marine And General Insurance Company - ("New York Marine") Gotham Insurance Company - ("Gotham")
        MMO UK, Ltd. - ("MMO UK")
        MMO EU, Ltd. - ("MMO EU")

        Insurance Underwriters and Managers:
        ------------------------------------

        Mutual Marine Office, Inc. - ("MMO")
        Pacific Mutual Marine Office, Inc. - ("PMMO")
        Mutual Marine Office of the Midwest, Inc. - ("Midwest")

        New York Marine and Gotham each maintains an A.M. Best rating of A. Several of the Company's insureds rely on ratings issued by rating agencies. Any adverse change in the rating assigned to the Company may adversely impact its ability to write premiums.

        The Company specializes in underwriting ocean marine, inland marine, aircraft and other liability insurance through insurance pools managed by MMO, PMMO, and Midwest (collectively referred to as "MMO and affiliates") since 1964. In addition to managing the insurance pools, the Company participates in the risks underwritten for the pools through New York Marine and Gotham. All premiums, losses and expenses are pro-rated among pool members in accordance with their pool participation percentages.

        In 1997, the Company formed MMO EU as a holding company for MMO UK, which operates as a limited liability corporate vehicle to provide capacity, or the ability to underwrite a certain amount of business, for syndicates within Lloyd's of London. In 1997, the Company acquired ownership of a company, which was subsequently renamed MMO Underwriting Agency, Ltd. MMO Underwriting Agency Ltd., a Lloyd's managing agency, commenced underwriting in 1998 for the Company's wholly owned subsidiary MMO UK, which provided 100% of the capacity for Syndicate 1265. In 2000, the Company sold MMO Underwriting Agency Ltd. in exchange for a minority interest in Cathedral Capital PLC and Syndicate 1265 was placed into runoff. In 2001, MMO UK provided approximately $13.6 million, or 11.2%, of the capacity for Syndicate 2010, which is managed by Cathedral Capital. As of January 1, 2001, in order to provide capacity for MMO London, the Company maintained funds at Lloyd's equal to $1.5 million and an unsecured letter of credit from a bank in British Pounds Sterling with a US dollar equivalent of approximately $23.9 million. MMO EU, MMO UK, Syndicate 1265 and Syndicate 2010 are collectively hereinafter referred to as "MMO London." In 2002, MMO UK will not be providing capacity to any Lloyd's syndicate.


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

        The Manager also receives profit commissions on pool business ceded to reinsurers under various reinsurance agreements. These profit commissions are calculated on an earned premium basis using inception to date underwriting results for the various reinsurance treaties and is recorded in the period in which the related profit commission is billed. Adjustments to commissions, resulting from revisions in coverage, retroactive or audit adjustments, are recorded in the period when realized. Subject to review by the reinsurers, the Managers calculate the profitability of all profit commission agreements placed with various reinsurance companies.

        The Company's participation in the business underwritten for the pools by the Manager has increased over the years and, since January 1, 1997, the Company has had a 100% participation in all lines of business produced by the pools.

        Two former pool members, Utica Mutual Insurance Company ("Utica Mutual") and Arkwright Mutual Insurance Company ("Arkwright"), currently part of the FM Global Group, withdrew from the pools in 1994 and 1996, respectively, and retained liability for their effective pool participation for all loss reserves, including IBNR (incurred but not reported) and unearned premium reserves attributable to policies effective prior to their withdrawal from the pools.

        The Company is not aware of any uncertainties with respect to any possible defaults by either Arkwright or Utica Mutual with respect to their pool obligations, which might impact liquidity or results of operations of the Company.

        Assets and liabilities resulting from the insurance pools are allocated to the members of the insurance pools based upon the pro rata participation of each member in each pool which is set forth in the management agreement entered into by and between the pool participants and the Managers.


INVESTMENT POLICY

        The Company follows an investment policy, which is reviewed quarterly and revised periodically by management and the Finance Committee of the Board of Directors.

        The investment policy for New York Marine, which conforms to the requirements contained in the New York State Insurance Law and Regulations, as of December 31, 2001 was as follows:

      1. Liquid Funds - It is the Company's policy to maintain a minimum of 7-1/2% of investable funds in cash; certificates of deposit; prime bankers acceptances; prime commercial paper; tax-exempts rated Aa3/AA- or MIG 2 or better; tax-exempts rated Aa3 or AA- by one service and unrated by the other (not to exceed $5,000,000 par value in any one institution); obligations of the U.S. Government and its agencies due in one year or less; and tax-exempt notes with a split A1/AA- or Aa3/A+ rating (not to exceed $500,000 in any one institution).

      2.    Bond Funds

            A) Tax-exempt securities and obligations of private corporations rated Baa2/BBB or better by each service which provides a rating, not to exceed $5,000,000 maturity value per issuing entity; maturities not to exceed December 31 of the 20th year, except as indicated in 3) below with respect to Housing issues, from the purchase date, to include:

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

        The investment policy of Gotham is similar to that of New York Marine except that Gotham is limited to $2,000,000 maturity value for its investments in liquid and bond funds.

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

        As of December 31, 2001, the Company's fixed maturities and equity securities were invested at fair market value as follows:

                            NYMAGIC, INC.  New York Marine   Gotham   MMO London
                            ---------------------------------------------------
                                                (In thousands)

   Bonds Rated A3 or better    $ -0-          $174,574      $58,581      $7,475
   Bonds Rated Baa2 or Baa1      -0-            10,039        3,816         -0-
   Equities                      -0-           $29,519      $13,420      $3,319

SEGMENTS

        The Company considers its domestic insurance/agency companies and MMO London as appropriate segments to conduct its business operations. The Company's overall performance is evaluated through its two main business segments.

        The domestic insurance companies consist of New York Marine and Gotham. New York Marine and Gotham underwrite insurance business by accepting risks generally through insurance brokers. The domestic insurance companies engage in business in all 50 states as well as accept business risks in such worldwide regions as Europe, Asia, and Latin America. See "REGULATION". The domestic insurance agencies consist of MMO, PMMO and Midwest. These agencies underwrite all the business for the domestic insurance companies. Revenues from this segment include premiums, investment income and contingent commissions from reinsurance transactions. Expenses include losses incurred, loss adjustment expenses, policy acquisition costs and general and administrative expenses.

        MMO London consists of its insurance participation in Lloyd's of London. Lloyd's provides worldwide venues for MMO London to underwrite insurance. Revenues from this segment include premiums, investment income, contingent commissions from reinsurance transactions and other income. Expenses include losses incurred, loss adjustment expenses, policy acquisition costs and general and administrative expenses. In 2002, MMO UK will not provide capacity to any Lloyd's syndicate.

        The domestic insurance/agency companies segment underwrites ocean marine, inland marine, aircraft and non-marine liability lines of insurance.

        Ocean marine insurance is written on a direct and assumed reinsurance basis and covers a broad range of classes, including marine hull, primary and excess marine liabilities, drilling rig, marine cargo and war risks.

        Inland marine insurance traditionally includes property while being transported, or property of a movable, or "floating" nature. Inland marine, among other things, includes insurance for motor truck cargo and transit shipments, equipment floaters and miscellaneous property floaters. Inland marine also includes excess & surplus lines property coverage on unique or hard to place commercial property risks that do not fit into standard commercial lines companies. Excess and surplus lines property risks are written primarily through Gotham.

        Aircraft insurance includes hull and engine insurance, liability insurance as well as products liability insurance. Coverage is written on a direct and assumed reinsurance basis. The Company announced in a press release, dated March 14, 2002, that it will withdraw from writing any new or renewal direct aircraft policies effective on or after March 31, 2002.

        Non-marine liability insurance is written on a direct and assumed reinsurance basis and includes, among other things, coverage for manufacturers and contractors risks, building owners and commercial stores, miscellaneous errors and omission/professional liabilities and other casualty excess and surplus line risks written primarily through Gotham.

        Business obtained by MMO London through Syndicate 1265 included ocean marine insurance. Business obtained through Syndicate 2010 included treaty reinsurance of property and aircraft insurance. MMO London will not be providing capacity to any Lloyd's syndicate in 2002.

        The following tables set forth the Company's gross and net written premiums, after reinsurance ceded, including business from MMO London.

GROSS PREMIUMS WRITTEN BY
    LINE OF BUSINESS                        YEAR ENDED DECEMBER 31,
                              --------------------------------------------------
                                  2001              2000              1999
                              --------------------------------------------------
                                           (Dollars in thousands)

Ocean marine (a)..........    $ 72,006   49%     $83,178   62%    $ 71,000   60%
Inland marine.............       2,334    1%       1,433    1%         740   --
Aircraft..................      50,485   34%      46,392   34%      44,579   38%
Other liability...........       5,528    4%       3,269    3%       2,084    2%
Other (b).................      17,290   12%         322   --            6   --
                              --------------------------------------------------
TOTAL.....................    $147,643  100%    $134,594  100%    $118,409  100%

NET PREMIUMS WRITTEN BY
   LINE OF BUSINESS                         YEAR ENDED DECEMBER 31,
                              --------------------------------------------------
                                  2001              2000              1999
                              --------------------------------------------------
                                           (Dollars in thousands)

Ocean marine (c)..........    $ 49,128   55%    $ 60,100   67%    $ 48,564   87%
Inland marine.............         656    1%         517    1%         153   --
Aircraft..................      26,556   30%      25,060   28%       5,319    9%
Other liability...........       4,661    5%       3,239    4%       2,064    4%
Other (d).................       8,691    9%         322   --            6    --
                              --------------------------------------------------
TOTAL.....................     $89,692  100%    $ 89,238  100%    $ 56,106  100%

(a) Includes gross premiums written from MMO London of $8,474, $35,898 and $23,273 for 2001, 2000 and 1999, respectively.

(b)   Includes gross premiums written from MMO London of $13,158 for 2001.

(c) Includes net premiums written from MMO London of $3,438, $27,654 and $17,365 for 2001, 2000 and 1999, respectively.

(d)   Includes net premiums written from MMO London of $7,816 for 2001.


REINSURANCE CEDED

        A reinsurance transaction takes place when an insurance company transfers (cedes) a portion or all of its liability on insurance written by it to another insurer. The reinsurer assumes the liability in return for a portion or all of the premium. The ceding of reinsurance does not legally discharge the insurer from its direct liability to the insured under the policies including, but not limited to, payment of valid claims under the policies. The Company, through the pools, cedes the greater part of its reinsurance through annual reinsurance agreements (treaties) with other insurance companies. These treaties, which cover entire lines or classes of insurance, allow the Company to automatically reinsure risks without having to cede liability on a policy by policy (facultative) basis, although facultative reinsurance is utilized on occasion.

        Generally, the Managers place reinsurance with companies which have an A.M. Best rating of A- or greater or which have sufficient financial strength, in management's opinion, to warrant being used for reinsurance protections. The Managers also examine financial statements of reinsurers and review such statements for financial soundness. In addition, the Company, through the pools, withholds funds and may obtain letters of credit under reinsurance treaties. The Company continues to monitor the financial status of all reinsurers on an regular basis, as well as the timely receipt of cash, to assess the ability of reinsurers to pay reinsurance claims.

        The Company, through the pools, attempts to limit its exposure from losses on any one occurrence through the use of various excess of loss, quota share and facultative reinsurance arrangements and to minimize the risk of default by any one reinsurer by reinsuring risks with many different reinsurers. The Company utilizes many separate reinsurance treaties each year with a range of 8 to 20 reinsurers participating on each treaty. Many reinsurers participate on multiple treaties. The Company utilizes quota share reinsurance treaties in which reinsurers participate on a set proportional basis in both premiums and losses. Additionally, the Company utilizes excess of loss reinsurance treaties in which the reinsurers, in exchange for a minimum premium, subject to upward adjustment based upon premium volume, agree to pay for that part of each loss in excess of an agreed upon amount. The Company's retention of exposure, net of these treaties, varies between its different classes of business and from year to year, depending on several factors including the pricing environment on both the direct and ceded book of business and the availability of reinsurance. In general, reinsurance is obtained for each line of business when necessary to reduce the Company's exposure to a maximum of $2 million for any one insured on any one occurrence. The Company can and does, from time to time, retain liability in excess of $2 million for any one insured on any one occurrence. Such instances, when they occur, generally reflect a business decision regarding the cost and/or the availability of reinsurance.

        The Company attempts to limit its exposure from catastrophes through the purchase of general excess of loss reinsurance, which provides coverage in the event that multiple insureds incur losses arising from the same occurrence. These coverages require the Company to pay a minimum premium, subject to upward adjustment based upon premium volume. The treaties, which extend in general for a twelve month period, obligate the reinsurers to pay for the portion of the Company's aggregate losses (net of specific reinsurance) which fall within each treaty's coverage. In the event of a loss, the Company may be obligated to pay additional reinstatement premiums under its excess of loss reinsurance treaties, to the extent that such treaties cover a portion of the loss and in an amount not greater than the original premium paid under such treaties. Every effort is made to purchase sufficient reinsurance coverage to protect the Company against the cumulative impact of several losses arising from a single occurrence, but there is no guarantee that such reinsurance coverage will prove sufficient.

        The Company reinsures risks with several domestic and foreign reinsurers as well as syndicates including Lloyd's of London ("Lloyd's"). The Company's consolidated domestic insurance companies' largest unsecured reinsurance receivables on a statutory basis as of December 31, 2001, were from Arkwright, Utica Mutual, Lloyd's (including amounts from Equitas, a company established to settle claims for underwriting years 1992 and prior), and Swiss Reinsurance America Corp. ("Swiss Re"), with aggregate unsecured reinsurance receivables of approximately $18 million, $8 million, $77 million (including $5 million from Equitas) and $6 million, respectively. In addition, as of December 31, 2001, the Company maintains unsecured reinsurance receivables of approximately $12 million from a reinsurer which is under corporate reorganization proceedings. In 2001, the Company provided an allowance of $2.8 million against such receivables. It is reasonably possible that the Company may receive from this reinsurer, future recoveries that are less than the reinsurance receivables. Under such circumstances, the Company's results from operations would be adversely affected in the future.

        The most recent A.M. Best rating was A+ for Arkwright, A for Utica Mutual, and A++ for Swiss Re. Lloyd's maintains a trust fund, which was established for the benefit of all United States ceding companies. For the three most recent years for which Lloyd's has reported results, 1998, 1997, and 1996, Lloyd's reported losses in 1998 and 1997, and profit in 1996. Lloyd's is expected to report losses for the 2000 and 1999 years as well. The Company has not experienced difficulties in collecting amounts due from Lloyd's and the timing of cash receipts has not materially affected the Company's liquidity. Equitas maintains policyholders' surplus at March 31, 2001 of approximately 700 million Pounds Sterling (US$ 1 billion). However, given the uncertainty surrounding the adequacy of surplus and sufficiency of assets in Equitas to meet its ultimate obligations, there is a reasonable possibility that the Company's collection efforts relating to reinsurance receivables from Equitas might be adversely affected in the future.

        At December 31, 2001, the Company's reinsurance receivables from reinsurers, other than those indicated above, were approximately $174 million, including amounts recoverable for paid losses, case loss reserves, IBNR losses and unearned premiums. This amount is recoverable collectively from approximately 660 reinsurers or syndicates, no single one of which was liable to the Company for an unsecured amount in excess of approximately $3 million.


RESERVES

        The applicable insurance laws under which the Company operates require that reserves be maintained for the payment of losses and loss adjustment expenses with respect to both reported and IBNR losses under its insurance policies. IBNR losses are those losses, based upon historical experience and other relevant data, that the Company estimates will be reported or ultimately develop under policies issued by the Company. Case loss reserves are determined by evaluating reported claims on the basis of the type of loss involved, knowledge of the circumstances surrounding the claim, and the policy provisions relating to the type of loss. IBNR losses are estimated on the basis of statistical information with respect to the probable number and nature of losses which have not yet been reported. The establishment of reserves (and the increase in reserves) acts to reduce income while the reduction of reserves increases income.

        The loss settlement period for payment of insurance claims may be many years and during this period it often becomes necessary to adjust the estimate of liability on a claim either upward or downward. Among the classes of marine, aircraft and non-marine liability insurance written by the Company are liability classes which historically have had longer periods of time between occurrence of an insurable event, reporting of the claim to the Company and final settlement. In such cases, the Company is forced to estimate reserves with the possibility of making several adjustments to reserves during this time period. Other classes of insurance, such as property and claims-made non-marine liability classes, historically have had shorter periods of time between occurrence of an insurable event, reporting of the claim to the Company and final settlement. The reserves with respect to such classes are less likely to be readjusted.

        The Company, from time to time, has increased its participation in the pools. The effect of each such increase is prospective in nature and does not affect the loss reserves herein set forth for the years prior to the effective date of any such change in participation percentage.

        The Company participated in both the issuance of umbrella casualty insurance for various Fortune 1000 companies and the issuance of ocean marine liability insurance for various oil companies during the period from 1978 to 1984. Depending on the calendar year, the insurance pools' maximum net retained liability per occurrence after applicable reinsurance ranged from $250,000 to $1,000,000. The Company's effective pool participation on such risks varied from 11% in 1978 to 59% in 1984. Subsequent to this period, the pools substantially reduced their umbrella writings and coverage was provided to smaller insureds. Ocean marine and non-marine policies issued during the past three years contain some coverage for environmental risks. At December 31, 2001 and 2000, the Company's gross, ceded and net loss and loss adjustment expense reserves for all Asbestos/Environmental policies amounted to $28 million, $16.5 million and $11.5 million, and $33.2 million, $20.8 million and $12.4 million, respectively. As of December 31, 2001, the Company had approximately 300 policies under which there was at least one claim relating to Asbestos/Environmental exposures. The Company believes that the uncertainty surrounding Asbestos/Environmental exposures, including issues as to insureds' liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions, renders it difficult to determine the ultimate loss for Asbestos/Environmental related claims. Given the uncertainty in this area, losses from Asbestos/Environmental related claims may develop adversely. However, the Company believes that, in aggregate, the net unpaid loss and loss adjustment expense reserves as of December 31, 2001, are adequate and that the ultimate resolution of the Asbestos/Environmental claims will not have a material impact on the Company's financial position.

        The following table sets forth NYMAGIC's net losses and loss adjustment expense experience for Asbestos/Environmental policies for each of the past three years:

                                                  2001        2000        1999
                                                -------------------------------
                                                        (In thousands)
ASBESTOS/ENVIRONMENTAL
Unpaid losses and loss adjustment expenses
   (including IBNR) at beginning of period      $12,357     $ 9,697     $ 9,017
Incurred losses and loss adjustment expenses        567       3,406       1,489
Payments                                         (1,432)       (746)       (809)
                                                -------------------------------
Unpaid losses and loss adjustment expenses
   (including IBNR) at end of period            $11,492     $12,357     $ 9,697
                                                ===============================

        The net loss and loss adjustment expense payments related to the Company's Asbestos/Environmental claims have not been material in relation to the Company's total losses and loss adjustment expense payments as shown in the table below:

                                                  2001        2000        1999
                                                -------------------------------
                                                        (In thousands)
Total loss and loss adjustment expense
   payments for the year ended December 31,     $76,557     $65,121     $53,379
Asbestos/Environmental losses and loss
  adjustment expense payments for the year
  ended December 31,                            $ 1,432     $   746     $  809

        The insurance pools have written coverage for products liability as part of its other liability insurance policies issued since 1985. The insurance pools' maximum loss per risk is generally limited to $1,000,000 and the Company's participation percentage ranges from 59% to 100% based upon policy year. The Company believes that the Company's reserves with respect to such policies are adequate to cover the ultimate resolution of all such products liability claims.

        The following table shows changes in the Company's reserves in subsequent years from prior years' reserves. Each year the Company's estimated reserves increase or decrease as more information becomes known about the frequency and severity of losses for past years. As indicated in the chart, a "redundancy" means the original estimate of the Company's consolidated liability was higher than the current estimate; while a "deficiency" means that the original estimate was lower than the current estimate.

        The first line of the table presents, for each of the last ten years, the estimated liability for net unpaid losses and loss adjustment expenses at the end of the year, including IBNR losses. The estimated liability for net unpaid losses and loss adjustment expenses is determined at the end of each calendar year. Below this first line, the first section of the table shows, by year, the cumulative amounts of net loss and loss adjustment (e.g. net liability) expenses paid as of the end of each succeeding year, expressed as a percentage of the estimated liability for such amounts.

        The second section sets forth the re-estimates in later years of net incurred losses, including net payments, as a percentage of the estimated liability for net unpaid losses and loss adjustment expenses for the years indicated. Percentages less than 100% represent a redundancy while percentages greater than 100% represent a deficiency. The net cumulative redundancy (deficiency) represents, as of December 31, 2001, the aggregate change in the estimates over all prior years. The changes in re-estimates have been reflected in results from operations over the periods shown.

        The third section sets forth the cumulative redundancy (deficiency) of unpaid losses and loss adjustment expenses on a gross basis which represents the aggregate change in the estimates of such losses over all prior years starting with the 1993 calendar year and subsequent.

        The Company makes no specific provision for inflation in connection with reserve estimates, but does each year consider the adjustment of outstanding case reserves, historical loss payments and current inflationary indices in determining the adequacy of the overall loss reserve.


                                                               Year Ended December 31,
                        ---------------------------------------------------------------------------------------------------------
                            1991     1992     1993      1994       1995      1996      1997      1998      1999     2000    2001
                                                               (Dollars in thousands)
Estimated Liability
for Net Unpaid Losses
and Loss Adjustment
Expenses.............    170,744  203,735  208,366   212,377    229,916   227,370   222,335   213,589   196,865  199,685  210,953

Cumulative Amount of
Net Liability
Paid As a Percentage
of Estimate Through:

    1  Year Later             19%      20%      22%       20%        20%       17%       19%       20%       24%      28%
    2  Years Later            37%      37%      37%       34%        32%       30%       32%       35%       39%
    3  Years Later            52%      48%      49%       44%        42%       42%       43%       43%
    4  Years Later            61%      58%      57%       53%        51%       51%       49%
    5  Years Later            69%      64%      64%       62%        58%       56%
    6  Years Later            74%      70%      71%       68%        62%
    7  Years Later            78%      76%      76%       72%
    8  Years Later            84%      80%      77%
    9  Years Later            87%      81%
   10  Years Later            88%


Net Liability
Reestimated including
Cumulative Net Paid
Losses and Loss
Adjustment Expenses As
a Percentage of
Estimate As of:

    1  Year Later             99%      99%      99%       97%        94%       90%       91%       94%       96%     105%
    2  Years Later            99%      97%      96%       95%        87%       87%       87%       87%       94%
    3  Years Later            99%      95%      95%       91%        86%       85%       83%       84%
    4  Years Later            97%      95%      93%       91%        86%       83%       81%
    5  Years Later            98%      94%      94%       92%        85%       82%
    6  Years Later            96%      95%      95%       93%        84%
    7  Years Later            97%      96%      95%       92%
    8  Years Later            99%      96%      94%
    9  Years Later            99%      95%
   10  Years Later            98%


Net Cumulative
Redundancy (Deficiency)    3,345    9,540   11,580    17,935     36,537    41,248    42,298    33,667    12,036   (9,604)








Gross Unpaid Losses
and Loss Adjustment
Expenses                                 $407,321   $435,072   $417,795  $411,837  $388,402  $401,584  $425,469 $411,267 $534,189
Reinsurance Recoverable
on Unpaid Losses and Loss
Adjustment Expenses                       198,955    222,695    187,879   184,467   166,067   187,995   228,604  211,582  323,236
Reserve Re-estimated
Gross                                     363,915    399,826    379,301   345,695   360,142   404,197   418,902  422,214
Reserve Re-estimated
Reinsurance Recoverable                   167,129    205,384    185,922   159,573   180,105   224,275   234,073  212,925
Gross Cumulative
Redundancy (Deficiency)                    43,406     35,246     38,494    66,142    28,260    (2,613)    6,567  (10,947)

                                                                 10

        The following table provides a reconciliation of the consolidated liability for losses and loss adjustment expenses at the beginning and end of 2001, 2000 and 1999:

                                                     YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                   2001       2000       1999
                                                 -------------------------------
                                                        (In thousands)
Net liability for losses and loss adjustment
  expenses at beginning of year................. $199,685   $196,865   $213,589
Provision for losses and loss adjustment
  expenses occurring in current year............   78,221     76,425     48,838
Increase (decrease) in estimated losses and loss
  adjustment expenses for claims occurring
  in prior years (1)............................    9,604     (8,484)   (12,183)
Deferred income-loss portfolio
  assumption(2).................................       76        122        198
                                                 --------   --------   --------
Net loss and loss adjustment expenses
  Incurred......................................   87,901     68,063     36,853
                                                 --------   --------   --------
Less:
Losses and loss adjustment expense payments
  for claims occurring during:
      Current year..............................   20,354     17,530     11,517
      Prior years...............................   56,203     47,591     41,862
                                                 --------   --------   --------
                                                   76,557     65,121     53,379
Add:
Deferred income-loss portfolio assumption(2)          (76)      (122)      (198)
                                                 --------   --------   --------
Net liability for losses and loss adjustment
  expenses at year end..........................  210,953    199,685    196,865
                                                 --------   --------   --------
Ceded unpaid losses and loss adjustment
  expenses at year end..........................  323,236    211,582    228,604
                                                 --------   --------   --------
Gross unpaid losses and loss adjustment
  expenses at year end.......................... $534,189   $411,267   $425,469
                                                 ========   ========   ========

        (1) The adjustment to the consolidated liability for losses and loss adjustment expenses for losses occurring in prior years reflects the net effect of the resolution of losses for other than full reserve value and subsequent readjustments of loss values. The increase in 2001 reflects provisions made for insolvent or financially impaired reinsurers and adverse development from MMO London due to higher than expected claim frequency. The amount was partially offset by favorable development in the ocean marine line of business in the domestic insurance companies. The decrease in 2000 and 1999 in estimated losses is attributable to the ocean marine and aircraft lines of business in the domestic insurance companies as a result of favorable payout trends due, in part, to lower retention levels per loss.

        (2) Deferred income-loss portfolio assumption represents the difference between cash received and unpaid loss reserves assumed as a result of the assumption of net pool obligations from two former pool members which was initially capitalized and is being amortized over the payout period of the related losses.

        The principal differences between the consolidated liability for unpaid losses and loss adjustment expenses as reported in the Annual Statement filed with state insurance departments in accordance with statutory accounting principles and the liability based on generally accepted accounting principles shown in the above tables are due to the assumption of loss reserves arising from former participants in the MMO insurance pools, the Company's reserves for MMO London, reserves for uncollectible reinsurance and unpaid unallocated loss adjustment expenses based upon management commissions payable to the Managers which are eliminated on a consolidated basis. The loss reserves shown in the above tables reflect in each year salvage and subrogation accruals of approximately 1% to 6%. The estimated accrual for salvage and subrogation is based on the line of business and historical salvage and subrogation recovery data. In neither statutory nor generally accepted accounting principles are loss and loss adjustment expense reserves discounted to present value.

        The following table sets forth the reconciliation of the consolidated net liability for losses and loss adjustment expenses based on statutory accounting principles for the domestic insurance companies to the consolidated amounts based on accounting principles generally accepted in the United States of America ("GAAP") as of December 31, 2001, 2000 and 1999:


                                                    YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                  2001       2000      1999
                                                -------------------------------
                                                          (In thousands)
Liability for losses and loss adjustment
  expenses reported based on statutory
  accounting principles....................      $156,203   $151,752   $170,664

Liability for losses and loss adjustment
  expenses assumed  from two former pool
  members..................................         5,360      5,508      4,911
  (excludes $2,402, $2,448 and $3,684 at
  December 31, 2001, 2000 and 1999,
  accounted for in the  statutory
  liability for losses and loss adjustment
  expenses)
MMO London.................................        36,823     39,789     18,401
Other, net.................................        12,567      2,636      2,889
                                                 --------   --------   --------
Net liability for losses and loss adjustment
  expenses reported based on GAAP..........       210,953    199,685    196,865
Ceded liability for unpaid losses and loss
  adjustment expenses......................       323,236    211,582    228,604
                                                 --------   --------   --------
Gross liability for unpaid losses and loss
  adjustment expenses......................      $534,189   $411,267   $425,469
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

        The domestic insurance company subsidiaries also file statutory financial statements with each state in the format specified by the National Association of Insurance Commissioners (the "NAIC"). The NAIC provides accounting guidelines for companies to file statutory financial statements and provides minimum solvency standards for all companies in the form of risk-based capital requirements. The policyholders' surplus (the statutory equivalent of net worth) of each of the domestic insurance companies is above the minimum amount required by the NAIC.

        The NAIC's project to codify statutory accounting principles was approved by the NAIC in 1998. The purpose of codification was to provide a comprehensive basis of accounting for reporting to state insurance departments. The approval of codified accounting rules included a provision for the state insurance commissioners to modify such accounting rules by practices prescribed or permitted for insurers in their state. The domestic insurance companies are domiciled in New York State, which adopted certain prescribed accounting practices that differ from those approved by the NAIC. Codification became effective on January 1, 2001 and did not have a material effect on the domestic insurance companies' policyholders' surplus.

        New York Marine and Gotham are subject to examination by the Insurance Department of the State of New York. The insurance companies' most recent examination was for the year ended December 31, 2000. There were no significant adjustments which resulted from that examination.

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

        The following table shows, for the periods indicated, the Company's consolidated domestic insurance companies' statutory ratios of net premiums written (gross premiums less premiums ceded) to policyholders' surplus:

                                               YEAR ENDED DECEMBER 31,
                            ----------------------------------------------------
                              2001       2000       1999       1998       1997
                            ----------------------------------------------------
                                              (Dollars in thousands)

Net premiums written......  $ 78,438   $ 61,584   $ 38,741   $ 45,333  $ 62,221
Policyholders' surplus....   152,061    184,688    200,899    196,745   181,844
                            ----------------------------------------------------
Ratio.....................  .52 to 1   .33 to 1   .19 to 1   .23 to 1  .34 to 1

        While there are no statutory requirements applicable to the Company which establish permissible premium to surplus ratios, guidelines established by the NAIC provide that the statutory net premiums written to surplus ratio should be no greater than 3 to 1. The Company is well within those guidelines.

        NYMAGIC's principal source of income is dividends from its subsidiaries, which is used for payment of operating expenses, including interest expense, loan repayments and payment of dividends to NYMAGIC's shareholders. The maximum amount of dividends that may be paid to NYMAGIC by the domestic insurance company subsidiaries is limited to the lesser of 10% of statutory surplus or 100% of net investment income, as defined under New York Insurance Law. The maximum amount which could be paid to the Company out of the domestic insurance companies' surplus was approximately $15,000,000 as of December 31, 2001. Dividends can be paid from Syndicate 1265 to the extent solvency margins are maintained and after the closing of an underwriting year, which occurs after thirty-six months. The Company does not expect to receive a dividend from the closing of any underwriting years.

        Insurance companies are being regulated more strictly by the various states in recent years. Many states have also increased regulation of surplus lines insurance thereby requiring stricter standards for authorization. Several states have established guaranty funds which serve to provide the assured with payments due under policies issued by insurance companies that have become insolvent. Insurance companies that are authorized to write in states are assessed a fee, normally based on direct writings in a particular state, to cover any payments made or to be made by guaranty funds. New York Marine and Gotham are subject to such assessments in the various states.

SUBSIDIARIES

        NYMAGIC's largest insurance company subsidiary is New York Marine which was formed in 1972. NYMAGIC was formed in 1989 to serve as a holding company for the subsidiary insurance companies. NYMAGIC's other domestic insurance company subsidiary, Gotham, was organized in 1986 as a means of expanding into the excess and surplus lines marketplace. New York Marine and Gotham entered into a Reinsurance Agreement, effective January 1, 1987, under terms of which Gotham cedes 100% of its gross direct business to New York Marine and assumes 15% of New York Marine's total retained business, beginning with the 1987 policy year. Accordingly, for policy year 1987 and subsequent, Gotham's underwriting statistics are similar to New York Marine's. As of December 31, 2001, 75% and 25% of Gotham's common stock is owned by New York Marine and NYMAGIC, respectively.

        Gotham does not assume or cede business to or from other insurance companies. As of December 31, 2001, New York Marine had aggregate receivables due from Gotham of approximately $26 million or 19% of New York Marine's statutory surplus. Gotham had aggregate reinsurance receivables due from New York Marine, as of December 31, 2001, of approximately $21 million or 39% of Gotham's policyholders' surplus.

        MMO was acquired in 1991 and was formed in 1964 to underwrite a book of ocean marine insurance. MMO's activities expanded over the years and it now underwrites a book of ocean marine, inland marine, aircraft and other liability insurance.

        Midwest was acquired in 1991 and was formed in 1978 to underwrite a varied book of business located in the Midwest region.

        PMMO was acquired in 1991 and was formed in 1975 to underwrite a varied book of business in the West Coast region.

        MMO UK was formed in 1997 as a Lloyd's limited liability corporate capital vehicle.

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

EMPLOYEES

        The Company currently employs approximately 99 persons, of whom 16 are insurance underwriters.

ITEM 2.  PROPERTIES

        The Company does not own, directly or indirectly, any real estate. The Company leases office space for day to day operations in the following cities:

                  New York            -   37,000 square feet
                  Chicago             -    3,500 square feet
                  San Francisco       -    2,000 square feet

        The Company's principal executive offices are approximately 37,000 sq. ft. in size and are located in New York City. The lease for the Company's principal executive offices expires December 30, 2003. The minimum annual rent under the lease is $1,184,000 until the expiration of the lease. The lease included an initial cash payment by the lessor to the Company of $1,853,000, the benefit of which was deferred and is being amortized over the lease term.

ITEM 3.  LEGAL PROCEEDINGS

        The Company is not currently involved in any legal proceedings other than litigation all of which, collectively, is not expected to have a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company did not submit any matters to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company's common stock trades on the New York Stock Exchange (NYSE
Symbol: NYM). The following table sets forth high and low closing prices for the periods indicated as reported on the New York Stock Exchange Composite Tape.

                                    2001                           2000
                              ----------------               ---------------
                               HIGH      LOW                  HIGH      LOW
                              ------    ------               ------   ------

First Quarter.............    $19.00    $17.60               $14.38   $12.38
Second Quarter............     22.27     18.15                15.38    13.13
Third Quarter.............     20.79     15.85                15.56    13.00
Fourth Quarter............     18.99     15.60                19.19    15.00

        As of March 1, 2001, there were 81 shareholders of record. However, management believes there are approximately 973 beneficial owners of NYMAGIC's common stock.

DIVIDEND POLICY

        A cash dividend of ten (10) cents per share was declared and paid to shareholders of record in March, June and September of 2001. A cash dividend of ten (10) cents per share was declared and paid to shareholders of record in March, June, September, and December of 2000. The Company did not declare a dividend in December of 2001. The Company may resume declaring dividends; however, it cannot be determined currently when future dividends will be declared. For a description of restrictions on the ability of the Company's insurance subsidiaries to transfer funds to the Company in the form of dividends, see "BUSINESS - REGULATION" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES".

ITEM 6.  SELECTED FINANCIAL DATA

OPERATING DATA                              YEAR ENDED DECEMBER 31,
                            ----------------------------------------------------
                                2001      2000       1999       1998      1997
                            --------   -------   --------   --------    -------
                                  (In thousands, except per share amounts)
REVENUES:

Net premiums earned.........$ 84,633   $ 75,448   $ 56,155   $ 76,023   $ 87,537
Net investment income.......  17,388     18,076     18,642     20,803     21,325
Commission income...........   3,312        903      1,956        591      1,439
Realized investment gains...   2,874      5,247     12,504      8,615     10,425
Other income................     285      1,059        237        396        293
                            --------   --------   --------   --------   --------
TOTAL REVENUES..............$108,492   $100,733   $ 89,494   $106,428   $121,019
                            --------   --------   --------   --------   --------

EXPENSES:

Net losses and loss
  adjustment expenses
  incurred..................$ 87,901   $ 68,063   $ 36,853   $ 50,512   $ 50,768
Policy acquisition expenses.  16,083     18,178     11,077     10,107     16,583
General and administrative
  expenses..................  16,952     19,439     19,327     21,531     16,763
Interest expense............     395        712      1,058      1,374      1,450
                            --------   --------   --------   --------   --------
TOTAL EXPENSES..............$121,331   $106,392   $ 68,315   $ 83,524   $ 85,564
                            --------   --------   --------   --------   --------

                                            YEAR ENDED DECEMBER 31,
                            ----------------------------------------------------
                                2001      2000       1999       1998      1997
                            --------   -------   --------   --------    -------
                                  (In thousands, except per share amounts)

Income (loss) before income
   taxes.................... (12,839)    (5,659)    21,179     22,904     35,455
                            --------   --------   --------   --------   --------
Income taxes
  Current...................     798      1,276      3,189      5,250      8,962
  Deferred..................    (498)    (1,433)     1,577       (869)       125
                            --------   --------   --------   --------   --------
Total income taxes..........     300       (157)     4,766      4,381      9,087
                            --------   --------   --------   --------   --------

NET INCOME (LOSS)...........$(13,139)  $ (5,502)  $ 16,413   $ 18,523   $ 26,368
                            ========   ========   ========   ========   ========

BASIC EARNINGS (LOSS) PER SHARE:

Weighted average shares
  outstanding...............   9,232      9,244      9,687      9,679      9,849
Basic earnings (loss)
  per share.................$  (1.42)  $   (.60)  $   1.69   $   1.91   $   2.68
                            ========   ========   ========   ========   ========

DILUTED EARNINGS (LOSS) PER SHARE:

Weighted average shares
  outstanding...............   9,232      9,244      9,687      9,705      9,872
Diluted earnings (loss)
  per share.................$  (1.42)  $   (.60)  $   1.69   $   1.91   $   2.67
                            ========   ========   ========   ========   ========
Dividends declared per
  share.....................$    .30   $    .40   $    .40   $    .40   $    .40
                            ========   ========   ========   ========   ========


BALANCE SHEET DATA:

                                            YEAR ENDED DECEMBER 31,
                            ----------------------------------------------------
                                2001      2000       1999       1998      1997
                            --------   -------   --------   --------    -------
                                               (In thousands)
Total investments...........$366,167   $371,291   $396,710  $443,022    $438,591
Total assets................ 856,997    720,329    764,304   730,320     707,903
Unpaid losses and loss
  adjustment expenses....... 534,189    411,267    425,469    401,584    388,402
Notes payable...............   7,911      7,458     12,458     17,458     22,458
Total shareholders' equity..$199,272   $216,290   $231,142   $228,180   $206,519

        For a description of factors that materially affect the comparability of the information reflected in the Selected Financial Data, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The Company's results of operations are derived from its two main segments which consist of the domestic insurance companies/agencies and MMO London. The Company's domestic insurance companies participate in pools of insurance covering ocean marine, inland marine, aircraft and non-marine liability insurance managed by MMO and affiliates. Effective January 1, 1997 and subsequent, the Company's participation in the pools increased to 100%. MMO London wrote a book of ocean marine insurance through its participation in Syndicate 1265 and a book of assumed property and aircraft reinsurance through its participation in Syndicate 2010. In 2002, MMO UK will not be providing capacity to any Lloyd's syndicate.

        The Company records premiums written in the year policies are issued and earns such premiums written on a monthly pro rata basis over the terms of the respective policies. The following tables present the Company's premiums written and premiums earned on a net basis after ceded reinsurance for each of the past three years.

NYMAGIC NET PREMIUMS WRITTEN
    BY LINE OF BUSINESS                        YEAR ENDED DECEMBER 31,
----------------------------       ---------------------------------------------
                                         2001          2000             1999
                                   ---------------------------------------------
                                                 (Dollars in thousands)

Ocean marine (a).................  $49,128  55%   $60,100   67%    $48,564   87%
Inland marine....................      656   1%       517    1%        153   --
Aircraft.........................   26,556  30%    25,060   28%      5,319    9%
Other liability..................    4,661   5%     3,239    4%      2,064    4%
Other (b)........................    8,691   9%       322   --           6   --
                                   ---------------------------------------------
Total............................  $89,692 100%   $89,238  100%    $56,106  100%
                                   ============================================


NYMAGIC NET PREMIUMS EARNED
    BY LINE OF BUSINESS                        YEAR ENDED DECEMBER 31,
---------------------------        ---------------------------------------------
                                         2001          2000             1999
                                   ---------------------------------------------
                                                 (Dollars in thousands)

Ocean marine (c).................  $47,707  56%   $58,670   78%    $48,159   86%
Inland marine....................      477   1%       381    1%        182   --
Aircraft.........................   28,318  34%    12,823   17%      5,310    9%
Other liability..................    2,770   3%     3,228    4%      2,529    5%
Other (d)........................    5,361   6%       346   --         (25)  --
                                   ---------------------------------------------
Total............................  $84,633  100%  $75,448  100%    $56,155  100%
                                   =============================================

(a) Includes net premiums written from MMO London of $3,438, $27,654 and $17,365 for 2001, 2000 and 1999, respectively.

(b)   Includes net premiums written from MMO London of $7,816 for 2001.

(c) Includes net premiums earned from MMO London of $9,197, $26,399 and $13,614 for 2001, 2000 and 1999, respectively.

(d)   Includes net premiums earned from MMO London of $4,939 for 2001.

        Unlike many types of property and casualty insurance, ocean marine, inland marine, aircraft and other liability premium rates are not strictly regulated by governmental authorities. Consequently, the Company is able to adjust premium rates quickly in response to competition, varying degrees of risk and other factors. In addition, the Company, by virtue of its underwriting flexibility, is able to emphasize specific lines of business in response to advantageous premium rates and the anticipation of positive underwriting results. However, the insurance industry is highly competitive and the companies against which the Company competes may seek to limit any market premium rate increases.

        The Company's general and administrative expenses consist primarily of compensation expense, employee benefits and rental expense for office facilities. The Company's policy acquisition costs include both brokerage commissions and premium taxes both of which are primarily based on a percentage of premiums written. Such costs have generally changed in proportion to changes in premium volume. Losses and loss adjustment expenses incurred in connection with insurance claims in any particular year depend upon a variety of factors including the rate of inflation, accident or claim frequency, the occurrence of natural catastrophes and the number of policies written.

        The Company estimates reserves each year based upon, and in conformity with, the factors discussed under "BUSINESS-RESERVES". Changes in estimates of reserves are reflected in operating results in the year in which the change occurs.

2001 AS COMPARED TO 2000

        The Company reported net losses of $13.1 million, or $1.42 per diluted share, and net losses of $5.5 million, or $.60 per diluted share, for the years ended December 31, 2001 and 2000, respectively. The results from operations were adversely affected by net losses from MMO London of $9.9 million, or $1.07 per diluted share and $15.4 million or $1.66 per diluted share for the years ended December 31, 2001 and 2000, respectively. Results for the year ended December 31, 2001 include after-tax losses of approximately $9.0 million, or $.98 per diluted share, resulting from the September 11, 2001 terrorist attacks on the World Trade Center, the Pentagon and the hijacked airliner which crashed in Pennsylvania (collectively hereinafter referred to as the "WTC attack").

        The Company reported operating losses, which excludes the effects of realized investment gains or losses after taxes, of $15.0 million, or $1.63 per diluted share, and operating losses of $8.9 million, or $.96 per diluted share, for the years ended December 31, 2001 and 2000, respectively.

        Net premiums earned grew by approximately 12% for the year ended December 31, 2001, when compared to the same period of the prior year. Net premiums earned for the year ended December 31, 2001 were adversely affected by reinstatement reinsurance premiums of approximately $5.0 million as a result of losses sustained from the WTC attack.

        The domestic insurance companies/agencies segment reported a 44% increase in net premiums earned in 2001. Net premiums earned by line of business within this segment are listed as follows:

        Ocean marine - net premiums earned and net premiums written in this line grew by 19% and 41%, respectively, in 2001 and reflect firmer marine rates and additional production mainly in the rig, hull and cargo classes. Net premiums in the ocean marine class are expected to rise further in 2002 as premium rates remain firm.

        Inland marine - net premiums earned in the inland marine line rose in 2001 due to additional premium volume through expansion opportunities and firmer pricing. The increase in premium volume was achieved by writing a new program insuring excess and surplus lines property risks.

        Aircraft- net premiums earned in the aircraft line increased in 2001 primarily due to higher net retention levels and rate increases; however, they were offset by ceded reinstatement premiums incurred of $5.0 million from the WTC attack. The increase in net premiums earned was achieved despite reductions in policy count and more expensive reinsurance costs resulting from a tighter reinsurance market. Part of this increase was attributable to premium surcharges enacted after the WTC attack. The Company recorded approximately $12 million in net premiums written from premium surcharges, of which $6.5 million was earned, in 2001. These premium surcharges were enacted by the Federal Government and no assurance can be given as to the continuance or renewal of such premium in the future. In addition, net premiums written are expected to decline in 2002 in the aircraft line as the Company is not planning to write new or renewal aircraft policies on a direct basis subsequent to March 31, 2002.

        Other liability - net premiums earned in the other liability line declined in 2001 due to the non-renewal of assumed auto liability business in 2001. However, net premiums written increased primarily due to additional premium volume through expansion opportunities and firmer pricing. Contributing to the growth in 2001 was approximately $700,000 in net premiums written from policies covering errors and omissions/professional liability risks.

        Premiums earned from MMO London decreased in 2001 by 46%. Excluding a prior year transaction, which involved a one-time assumption of ocean marine and casualty premiums, net premiums earned in MMO London during 2001 would have decreased by 25% which reflected a reduction in capacity for premium writings at Lloyd's. Current year net premiums written and earned include approximately $7.8 million and $4.9 million, respectively, resulting from the Company's interest in Lloyd's Syndicate 2010 which, effective January 1, 2001, primarily wrote assumed reinsurance of aircraft and property risks. Premiums earned are expected to further decrease in MMO London in 2002 as the Company will not be providing capacity (the ability to write premiums) to any Lloyd's syndicate for the 2002 underwriting year.

        Net losses and loss adjustment expenses incurred as a percentage of net premiums earned (the "loss ratio") was 103.9% for the year ended December 31,

2001 as compared to 90.2% for the prior year. Net losses and loss adjustment expenses incurred were $87.9 million and $68.1 million for the years ended December 31, 2001 and 2000, respectively. The domestic insurance companies/agencies reported higher losses in 2001 as a result of larger severity losses arising from higher net retention levels per loss in the aircraft line of business including WTC attack losses of approximately $6.6 million. The ultimate net liability resulting from the WTC attack may change from the amount provided currently depending upon revisions in gross loss estimates and the interpretation as to the number of occurrences as defined in the aircraft ceded reinsurance treaties. In addition, 2001 reflected charges for insolvent or financially impaired reinsurers, of $10.8 million as compared to $1.0 million in 2000.

        Net losses and losses adjustment expenses incurred from MMO London were $18.5 million (130.8% loss ratio) and $36.3 million (139.5% loss ratio) for the years ended December 31, 2001 and 2000, respectively. WTC attack losses of approximately $1.4 million also arose from MMO London operations. The decline in losses incurred in 2001 is consistent with the decline in premiums in MMO London from the prior year.

        Policy acquisition costs as a percentage of net premiums earned was 19.0% for the year ended December 31, 2001 as compared with 24.1% for the same period in 2000. The decrease was attributable to a lower aircraft expense ratio as much of the premium surcharges enacted by the Federal Government were recorded with a nominal processing charge. The prior year ratio also reflected a higher ratio for MMO London resulting from the recognition of larger premium deficiencies.

        Net investment income was down 4% for year ended December 31, 2001 when compared to the same period of the prior year. The decrease generally reflects a lower interest rate environment and a reduction in overall invested assets during the year.

        Realized investment gains were $2.9 million and $5.2 million for the years ended December 31, 2001 and 2000, respectively. The current year's amount reflects larger write-downs from other than temporary declines in the fair value of equity securities. The prior year's amount reflects larger gains from the sale of equity securities.

        Commission income rose to $3.3 million for the year ended December 31, 2001 from approximately $900,000 for the year ended December 31, 2000. The increase in the current year largely reflects larger profit commissions based upon the ceded results of reinsurance treaties.

        Other income decreased in the current year as the prior year amount reflects a gain of $700,000 resulting from the sale of the Company's Lloyd's agency.

        General and administrative expenses decreased by 13% for the year ended December 31, 2001 when compared to the same period of the prior year of 2000. The decrease is attributable to lower operating expenses in the current year derived from MMO London.

        Interest expense decreased to $395,000 for the year ended December 31, 2001 from $712,000 for the same period of the prior year as a result of a decrease in average loan principal outstanding throughout the year.

        Total income taxes for the years ended December 31, 2001 and 2000 include increases of $5.2 million and $3.7 million, respectively, in the valuation allowance for deferred income taxes with respect to tax loss carryforwards.

        Other liabilities as of December 31, 2001 increased to $23.2 million from $9.8 million as of the prior year end as a result of increases in funds held from reinsurers in order to collateralize their obligations to the Company as required by provisions of various reinsurance treaties. Funds obtained from reinsurers are invested for the benefit of the Company in the insurance pool managed by MMO.

        Premiums and other receivables increased to $74.9 million as of December 31, 2001 from $54.0 million as of the prior year. The increase was attributable to larger amounts due from the pool managed by MMO as a result of larger investment balances held by the pool.

        Unpaid losses and loss adjustment expenses and reinsurance receivables as of December 31, 2001 increased to $534.2 million and $361.7 million, respectively, primarily as a result of gross losses of $154.9 million and reinsurance receivables of $146.9 million, respectively, incurred from the WTC attack.

        Accumulated other comprehensive income decreased to $7.9 million as of December 31, 2001 from $10.9 million as of December 31, 2000. The change principally reflects decreases in the fair value of equity securities brought about by declines in the U.S. stock markets during 2001. Partially offsetting this decrease was the favorable impact of lower interest rates on the fair value of fixed maturities.

2000 AS COMPARED TO 1999

        The Company reported a net loss for the year ended December 31, 2000 of $5.5 million, or $.60 per diluted share as compared with net income of $16.4 million, or $1.69 per diluted share, for the year ended December 31, 1999.

        The Company reported an operating loss, which excludes the effects of realized investment gains after taxes, for the year ended December 31, 2000, of $8.9 million or $.96 per diluted share compared with operating income of $8.3 million, or $.86 per diluted share, for the year ended December 31, 1999. The decline in operating income in 2000 principally reflects the underwriting losses attributable to MMO London including costs associated with managing the unpaid losses of Syndicate 1265 which ceased underwriting in the third quarter of 2000. Results from operations were reduced by such losses for the year ended December 31, 2000 by $1.67 per diluted share. This compares with losses of $.10 per diluted share from MMO London in the prior year. The exchange of the Company's Lloyd's agency for a minority interest in Cathedral Capital PLC, in the fourth quarter of 2000, resulted in an after tax gain of approximately $450,000 or $.05 per diluted share.

        Net premiums earned increased by 34% for the year ended December 31, 2000 when compared to the prior year. The increase in 2000 is largely attributable to premiums emanating from the participation in Syndicate 1265 through MMO London. Net premiums earned from MMO London grew to $26.4 million in 2000 as compared to $13.6 million in 1999 and much of the increase is attributable to a transaction involving a one-time assumption of approximately $7.4 million of ocean marine and casualty premiums. The Company placed Syndicate 1265 into run-off in the third quarter of 2000.

        Net premiums earned from domestic insurance companies increased by 15% in 2000 due mainly to growth in the aircraft line of business. Aircraft net premiums earned grew 142% for the year as a result of the effect of higher retention levels in 2000 due to the non-renewal of a reinsurance treaty that ceded 75% of gross premiums written in 1999. Rate increases on aircraft policies further contributed to the growth in 2000 premiums earned. However, the increase in aircraft net premiums written was offset by a reduction in policy count and reduction in participation percentage on policies.

        Ocean marine premiums earned, derived from the domestic insurance companies, decreased 7% in 2000 when compared to 1999. However, net writings increased 4% in 2000 when compared to the prior year due, in large part, to increasing marine rates in 2000. The level of premium rates attained in 2000 enabled the Company to write additional policies particularly in the hull and cargo marine classes.

        Other liability premiums earned increased 28% in 2000. The growth in premiums is attributable to writing a new class of assumed auto liability business in 2000.

        Inland marine premiums increased mainly due to increased policy counts in 2000.

        The loss ratio was 90.2% for the year ended December 31, 2000 as compared to 65.6% for the prior year. The increase resulted from a significant frequency of larger than anticipated losses derived from the underwriting operations of MMO London which resulted in a loss ratio of 137.4% for year ended December 31, 2000. The loss ratio from the domestic insurance companies increased in 2000 to 64.8% from 61.7% in the prior year primarily due to increases in both the frequency and severity of losses in the aircraft line of business. The Company's domestic insurance companies recorded favorable net loss experience in the ocean marine line comparable to the prior year period.

        Policy acquisition expenses as a percentage of net premiums earned for the year ended December 31, 2000 was 24.1% as compared with 19.7% for the same period in 1999. The increase in the ratio in 2000 is primarily attributable to higher acquisition costs on UK derived business and larger acquisition expenses in the aircraft line in 2000 which do not reflect the benefit of ceding commissions on ceded reinsurance business incepting in 2000.

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

        Commission income was approximately $900,000 for the year ended December 31, 2000 as compared to $2.0 million in the prior year. 1999 reflected larger reinsurance contingent commissions derived from the profitability of certain ceded reinsurance agreements in the aircraft and ocean marine lines.

        Other income increased substantially for the year ended December 31, 2000 as compared to the prior year. The increase was attributable to the exchange of the Company's Lloyd's agency for a minority interest in Cathedral Capital PLC which resulted in a pre-tax gain of approximately $700,000.

LIQUIDITY AND CAPITAL RESOURCES

        The Company monitors cash and short-term investments in order to have an adequate level of funds available to satisfy claims and expenses as they become due. As of December 31, 2001, the Company's assets included approximately $68 million in cash and short-term investments. The primary sources of the Company's liquidity are funds generated from insurance premiums, investment income and maturing or liquidating investments.

        Cash flows from operating activities in 2001 amounted to $1.8 million and represents improved cash flow than in the prior two years. Cash flows of $15.1 million and $33.6 million were used in operating activities during 2000 and 1999 as declines in premium rates, increases in ceded reinsurance premium costs and increases in severity claim payments on a gross basis negatively affected cash flows from operations. The Company's loss payments of Asbestos/Environmental business also adversely affected cash flows during the past three years. The cash flows used in operating activities during 2000 and 1999 were made available by investing activities and, in particular, through the sale or maturity of fixed income securities or short-term investments. Cash flows are expected to be adversely affected in the future as a result of future declines in aircraft premiums as the Company does not expect to underwrite any new or renewal policies on a direct basis subsequent to March 31, 2002.

        Financing activities occurred, in prior years, as a result of borrowings under the Company's revolving credit agreement and unsecured credit facility. Repayments under the Company's existing loan were made at $1,250,000 per quarter over the past three years through December 31, 2001. The Company borrowed approximately $5.5 million in 2001 to assist in the payment of gross losses of the Company. The loan amount results from draw downs during 2001 on existing letters of credit provided to support the operations of MMO London. As of December 31, 2001, the balance of the letter of credit was 10.1 million Pounds Sterling, or $14.7 million. This amount may be subject to future draw downs to fund the payment of losses that result from the runoff of unpaid losses from MMO London.

        The Company's liquidity is not dependent on the use of off-balance sheet financing arrangements.

        There were no related party transactions which had a material effect on the Company's financial position, cash flows, liquidity or results of operations. Specific related party transactions are disclosed in NOTE 16 of the Company's financial statements.

        The following table outlines the major contractual obligations of the Company and the years in which they become due.

                  2002        2003
                  ----        ----
                    (in millions)

Notes payable     $7.9          --
Operating leases  $1.2        $1.2

        The Company adheres to investment guidelines set by the Finance Committee of the Board of Directors. The investment guidelines are conservatively designed to provide the Company with adequate capital growth and sufficient liquidity to meet existing obligations. Such guidelines consider many factors including anticipated tax position and regulatory requirements.

        The Company maintains a position of investments in bonds from various states and municipalities. Such securities receive favorable tax treatment under existing tax laws. The investment position is monitored regularly, and as a result, the Company may change its investment in such securities from year to year after consideration of the alternative minimum tax.

        Under the Common Stock Repurchase Plan, the Company may purchase up to $55,000,000 of the Company's issued and outstanding shares of common stock on the open market. During 2000, the Company repurchased 529,400 shares of common stock, under the Company's Common Stock Repurchase Plan, for a total cost of approximately $6.9 million. During 2001 and 2000, the Company issued 4,540 and 9,074 treasury shares, respectively, in connection with the compensation of its Directors. As of December 31, 2001, the Company had repurchased, net of treasury shares issued, a total of 2,639,868 shares of common stock at a total cost of approximately $45,219,570 at market prices ranging from $12.38 to $28.81 per share.

        NYMAGIC's principal source of cash flow is dividends from its insurance company subsidiaries which is then used to fund various operating expenses, including interest expense, loan repayments and the payment of any dividends to shareholders. The Company's domestic insurance company subsidiaries are limited by statute in the amount of dividends that may be declared or paid during a year. The limitation restricts dividends paid or declared to the lower of 10% of policyholders' surplus or 100% of net investment income as defined under New York Insurance Law. The limitations on dividends from the insurance company subsidiaries are not expected to have a material impact on the Company's ability to meet current cash. Dividends can be paid from Syndicate 1265 through MMO London to the extent solvency margins are maintained and after the closing of an underwriting year, which occurs three years following the beginning of a calendar year. The Company does not expect to receive a dividend from the closing of any underwriting years.

CRITICAL ACCOUNTING POLICIES

        The Company discloses significant accounting policies in the footnotes of its financial statements. Management considers certain accounting policies to be critical with respect to the understanding of the Company's financial statements. Such policies require significant management judgment and the resulting estimates have a material effect on reported results and will vary to the extent that future events affect such estimates and cause them to differ from the estimates provided currently. These critical accounting policies include unpaid losses and loss adjustment expenses, allowance for doubtful accounts and impairment of investments.

        Unpaid losses and loss adjustment expenses are based on individual case estimates for losses reported. A provision is also included, based on actuarial estimates utilizing historical trends in the frequency and severity of paid and reported claims, for losses incurred but not reported, salvage and subrogation recoveries and for loss adjustment expenses. Unpaid losses with respect to

Asbestos/Environmental risks are difficult for management to estimate and require considerable judgment due to the uncertainty regarding the significant issues surrounding such claims. For a further discussion concerning Asbestos/Environmental reserves see "RESERVES". Management continually reviews and updates the estimates for unpaid losses and any changes resulting therefrom are reflected in operating results currently. The potential for future adverse or favorable loss development is highly uncertain and subject to a variety of factors including, but not limited to, court decisions, legislative actions and inflation. Unpaid losses amounted to $534. 2 million and $411.3 million at December 31, 2001 and 2000, respectively.

        The allowance for doubtful accounts is based on management's review of amounts due from insolvent or financially impaired companies. Allowances are estimated for both premium receivables and reinsurance receivables. Management continually reviews and updates such estimates for any changes in the financial status of companies. For a further discussion concerning reinsurance receivables see "REINSURANCE CEDED". The allowance for doubtful accounts on reinsurance receivables amounted to $17.6 million and $7.7 million at December 31, 2001 and 2000, respectively. The allowance for doubtful accounts on premiums and other receivables amounted to $450,000 at December 31, 2001 and 2000.

        Impairment of investments, included in realized gains or losses, result from declines in the fair value of investments which are considered by management to be other than temporary. Management reviews investments for impairment based upon specific criteria that include the duration and extent of declines in fair value of the security below its cost or amortized cost. Approximately $4.4 million and $2.8 million were charged to results from operations in 2001 and 2000, respectively, resulting from fair value declines considered to be other than temporary. Gross unrealized gains and losses on fixed maturities amounted to approximately $5.3 million and $1.6 million, respectively, at December 31, 2001. Gross unrealized gains and losses on equity securities amounted to approximately $8.0 million and $.6 million, respectively, at December 31, 2001.

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

        Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", ("SFAS 142") was issued by the FASB in June 2001 and changes the accounting for goodwill and other intangible assets effective January 1, 2002. Goodwill and certain intangible assets will be required to be tested for impairment at least annually. The adoption of SFAS 142 will not have a material effect on the Company's financial statements.

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

        The following tabular presentation outlines the expected cash flows of fixed maturities available for sale for each of the next five years and the aggregate cash flows expected for the remaining years thereafter based upon maturity dates. Fixed maturities include taxable and tax-exempt securities with applicable weighted average interest rates. Taxables also include mortgage-backed securities that have prepayment features which may cause actual cash flows to differ from those based on maturity date.

                 Future cash flows of expected principal amounts
                              (Dollars in millions)

                                                                           Total     Total
                                                                There-   Amortized   Fair
Fixed maturities         2002    2003    2004    2005    2006    after      Cost     Value
                         ----    ----    ----    ----    ----   ------   ---------   -----
Tax-exempts                --    $  6    $  5      --      --     $ 54      $ 65      $ 68
  Average interest rate    --     5.2%    4.0%     --      --      6.8%       --        --

Taxables                 $  5    $ 41    $ 34    $ 17    $ 32     $ 57      $186      $186
  Average interest rate   7.5%    5.7%    6.6%    7.4%    6.2%     5.4%       --        --
                         -----------------------------------------------------------------
Total                    $  5    $ 47    $ 39    $ 17    $ 32      $111     $251      $254

        Credit quality risk includes the risk of default by issuers of debt securities. The Company's investment guidelines are conservatively designed and prevent the investment in securities below a Baa2 rating. Overall, the Company maintains fixed maturities with an average credit quality rating of Aa1 as of December 31, 2001. The Company's exposure to credit risk is considered minimal.

        Foreign currency risk includes exposure to changes in foreign exchange rates on the market value and interest income of foreign denominated investments. MMO London operations maintains cash and investments in British Pounds Sterling with a US equivalent of $3,321,172 to the extent business is derived from transactions in such currency. The investment of cash flows from business written in Pounds Sterling in securities of the same foreign currency should ultimately mitigate the risk associated with changes in foreign exchange rates with respect to British Pounds Sterling.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements required in response to this item are included as part of Item 14(a) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is incorporated by reference herein from NYMAGIC's Proxy Statement for the 2002 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference herein from NYMAGIC's Proxy Statement for the 2002 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated by reference herein from NYMAGIC's Proxy Statement for the 2002 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference herein from NYMAGIC's Proxy Statement for the 2002 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)   1.    FINANCIAL STATEMENTS

                      The list of financial statements appears in the accompanying index on page 30.

                2.      FINANCIAL STATEMENT SCHEDULES

                        The list of financial statement schedules appears in the accompanying index on page 30.

                3.      EXHIBITS

                3.1. Form of Certificate of Incorporation. (Incorporated by reference to Exhibit 3-0 of Amendment No. 2 to the Registrant's Registration Statement No. 33-27665).

                3.2. Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission file No. 1-11238).)

                10.2.1  Restated Management Agreement dated as of January
                        1, 1986, by and among Mutual Marine Office, Inc. and Arkwright-Boston Manufacturers Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 2-88552).)

                10.2.2. Amendment No. 2 to the Restated Management Agreement,
                        dated as of December 30, 1988, by and among Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.2.2. of the Registrant's Current Report on Form 8-K dated January 6, 1989 (Commission File No. 2-88552).)

                10.2.3. Amendment No. 3 to the Restated Management Agreement,
                        dated as of December 31, 1990 by and among Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.2.3. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 3-27665).)

                10.4.1 Restated Management Agreement dated as of January 1, 1986, by and among Mutual Inland Marine Office, Inc. and Arkwright-Boston Manufacturers Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Incorporated by reference to
                        Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 2-88552).)

                10.4.2. Amendment No. 2 to the Restated Management Agreement,
                        dated as of December 30, 1988, by and among Mutual Inland Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Incorporated by reference to Exhibit 10.4.2 of the Registrant's Current Report on Form 8-K, dated January 6, 1989 (Commission File No. 2-88552).)

                10.4.3. Amendment No. 3 to the Restated Management Agreement,
                        dated as of December 31, 1990, by and among Mutual Inland Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit
                        10.4.3. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 3-27665).)

                10.6.1 Restated Management Agreement dated as of January 1, 1986, by and among Mutual Marine Office of the Midwest, Inc. and Arkwright-Boston Manufacturers Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 2-88552).)

                10.6.2. Amendment No. 2 to the Restated Management Agreement
                        dated as of December 30, 1988, by and among Mutual Marine Office of the Midwest, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.6.2 of the Registrant's Current Report on Form 8-K, dated January 6, 1989 (Commission File No. 2-88552).)

                10.6.3. Amendment No. 3 to the Restated Management Agreement
                        dated as of December 31, 1990, by and among Mutual Marine Office of the Midwest, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit
                        10.6.3. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 3-27665).)

                10.8.1 Restated Management Agreement dated as of January 1, 1986, by and among Pacific Mutual Marine Office, Inc. and Arkwright-Boston Manufacturers Mutual Insurance Company, Lumber Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 2-88552).)

                10.8.2. Amendment No. 2 to the Restated Management Agreement
                        dated as of December 30, 1988, by and among Pacific Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Lumber Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.8.2 of the Registrant's Current Report on Form 8-K, dated January 6, 1989 (Commission File No. 2-88552).)

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

                10.9. 1991 Stock Option Plan. (Incorporated by reference as Exhibit A to the Registrant's Proxy Statement for its 1991 Annual Meeting of Shareholders (Commission File No. 1-11238).)

                10.10. Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.10 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-11238).)

                10.11. 1999 NYMAGIC, INC. Phantom Stock Plan. (Incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-11238).)

                10.12. Executive Severance Pay Plan, effective as of January 31, 2000, for the benefit of Lawrence S. Davis. (Incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-11238).)

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

                                                        Date: March 25, 2002


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name                         Title                               Date
----                         -----                               ----
/s/ John R. Anderson         Director                            March 25, 2002
-------------------------
John R. Anderson

/s/ Robert W. Bailey         Director, Chairman and              March 25, 2002
-------------------------    Chief Executive Officer
Robert W. Bailey

/s/ Jonathan S. Bannett      Director                            March 25, 2002
-------------------------
Jonathan S. Bannett

/s/ John N. Blackman, Jr.    Director                            March 25, 2002
-------------------------
John N. Blackman, Jr.

/s/ Mark W. Blackman         Director                            March 25, 2002
-------------------------
Mark W. Blackman

/s/ John Kean, Jr.           Director                            March 25, 2002
-------------------------
John Kean, Jr.

/s/ Costa N. Kensington      Director                            March 25, 2002
-------------------------
Costa N. Kensington

/s/ Charles A. Mitchell      Director                            March 25, 2002
-------------------------
Charles A. Mitchell

/s/ William R. Scarbrough    Director                            March 25, 2002
-------------------------
William R. Scarbrough

/s/ Robert G. Simses         Director                            March 25, 2002
-------------------------
Robert G. Simses

/s/ Edward J. Waite III      Director                            March 25, 2002
-------------------------
Edward J. Waite III

/s/ Glenn R. Yanoff          Director                            March 25, 2002
-------------------------
Glenn R. Yanoff

/s/ Thomas J. Iacopelli      Principal Accounting Officer        March 25, 2002
-------------------------    and Chief Financial Officer
Thomas J. Iacopelli

                                      NYMAGIC, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report..................................................31

Consolidated Balance Sheets...................................................32

Consolidated Statements of Income.............................................33

Consolidated Statements of Shareholders' Equity...............................34

Consolidated Statements of Cash Flows.........................................35

Notes to Consolidated Financial Statements....................................36

Financial Statement Schedule II...............................................53

Financial Statement Schedule V................................................55

Financial Statement Schedule VI...............................................56

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
NYMAGIC, INC.:

We have audited the accompanying consolidated balance sheets of NYMAGIC, INC. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NYMAGIC, INC. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

New York, New York
February 19, 2002

                                  NYMAGIC, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31,
                                                     --------------------------
                                                         2001          2000
                                                     ------------  ------------

ASSETS

Investments:
Fixed maturities available for sale at fair value
   (amortized cost $250,861,503 and $275,291,173)....$254,485,045  $279,465,655
Equity securities available for sale at fair value
   (cost $38,930,182 and $47,115,772)................  46,257,871    58,991,670
Short-term investments...............................  65,423,833    32,834,155
                                                     ------------  ------------
      Total investments.............................. 366,166,749   371,291,480
                                                     ------------  ------------
Cash.................................................   2,881,077       552,322
Accrued investment income............................   4,247,031     4,604,185

Premiums and other receivables, net..................  74,893,585    53,984,744
Reinsurance receivables.............................. 361,748,784   248,048,171
Deferred policy acquisition costs....................   8,167,663     5,354,489
Prepaid reinsurance premiums.........................  18,786,075    19,210,358
Deferred income taxes................................  12,787,627    10,504,182
Property, improvements and equipment, net............   1,091,449     1,225,281
Other assets.........................................   6,226,696     5,553,991
                                                     ------------  ------------
      Total assets...................................$856,996,736   720,329,203
                                                     ============  ============

LIABILITIES

Unpaid losses and loss adjustment expenses...........$534,189,062  $411,266,969
Reserve for unearned premiums........................  65,070,990    60,435,774
Ceded reinsurance payable............................  27,393,696    15,043,696
Notes payable........................................   7,911,253     7,458,413
Other liabilities....................................  23,159,868     9,834,642
                                                     ------------  ------------
      Total liabilities.............................. 657,724,869   504,039,494
                                                     ------------  ------------

SHAREHOLDERS' EQUITY

Common stock.........................................  15,123,658    15,018,392

Paid-in capital......................................  29,702,414    27,992,916
Accumulated other comprehensive income...............   7,930,180    10,918,088
Retained earnings.................................... 195,654,314    211,565,023
                                                     ------------  ------------
                                                      248,410,566    265,494,419
Treasury stock, at cost, 5,855,826 and 5,860,366
  shares............................................. (49,138,699)  (49,204,710)
                                                     ------------  ------------
      Total shareholders' equity..................... 199,271,867   216,289,709
                                                     ------------  ------------
      Total liabilities and shareholders' equity.....$856,996,736   $720,329,203
                                                     ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                               YEAR ENDED DECEMBER 31,
                                      ------------------------------------------
                                           2001          2000           1999
                                      ------------------------------------------

   REVENUES:

   Net premiums earned................$ 84,632,597   $ 75,448,179   $ 56,155,156
   Commission income..................   3,312,449        902,653      1,956,276
   Net investment income..............  17,387,510     18,076,089     18,641,619
   Realized investment gains..........   2,874,573      5,246,802     12,503,731
   Other income.......................     284,926      1,059,638        237,701
                                      ------------------------------------------
   Total revenues..................... 108,492,055    100,733,361     89,494,483
                                      ------------------------------------------

   EXPENSES:

   Net Losses and loss adjustment
     expenses incurred................  87,900,636     68,062,971     36,853,012
   Policy acquisition expenses........  16,083,412     18,177,724     11,077,382
   General and administrative
     expenses.........................  16,952,636     19,439,484     19,326,472
   Interest expense...................     394,717        712,424      1,057,993
                                      ------------------------------------------
   Total expenses..................... 121,331,401    106,392,603     68,314,859
                                      ------------------------------------------

   Income (loss) before income taxes.. (12,839,346)    (5,659,242)    21,179,624
                                      ------------------------------------------
   Income tax provision:
   Current............................     798,389      1,275,620      3,189,162
   Deferred...........................    (498,742)    (1,432,748)     1,577,201
                                      ------------------------------------------
   Total income tax expense (benefit).     299,647       (157,128)     4,766,363
                                      ------------------------------------------

   NET INCOME (LOSS)..................$(13,138,993)  $ (5,502,114)  $ 16,413,261
                                      ==========================================

   Weighted average number of shares of
     common stock outstanding-basic...   9,231,698      9,243,669      9,687,466
                                      ------------------------------------------

   BASIC EARNINGS (LOSS) PER SHARE...       $(1.42)         $(.60)         $1.69
                                      ------------------------------------------

   Weighted average number of shares of
     common stock outstanding-diluted.   9,231,698      9,243,669      9,687,466
                                      ------------------------------------------

   DILUTED EARNINGS (LOSS) PER SHARE..      $(1.42)         $(.60)         $1.69
                                      ------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                 NYMAGIC, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                              YEAR ENDED DECEMBER 31,
                                     ------------------------------------------
                                          2001          2000           1999
                                     ------------------------------------------
     COMMON STOCK:

       Balance, beginning of year....  15,018,392     15,017,892     15,017,892
       Shares issued.................     105,266            500             --
                                     ------------   ------------   ------------
        Balance, end of year.........  15,123,658     15,018,392     15,017,892
                                     ============   ============   ============

     PAID-IN CAPITAL:
       Balance, beginning of year....  27,992,916     27,935,907     28,029,410
       Shares issued and other.......   1,709,498         57,009        (93,503)
                                     ------------   ------------   ------------
        Balance, end of year.........  29,702,414     27,992,916     27,935,907
                                     ============   ============   ============

     ACCUMULATED OTHER COMPREHENSIVE INCOME:
       Balance, beginning of year....  10,918,088      9,931,438     19,436,591
       Unrealized gain (loss) on
         securities, net of
         reclassification adjustment.  (3,314,447)       445,531     (9,428,336)
       Foreign currency translation
         adjustments.................     326,539        541,119        (76,817)
                                     ------------   ------------   ------------
       Other comprehensive income
         (loss)......................  (2,987,908)       986,650     (9,505,153)
                                     ------------   ------------   ------------
        Balance, end of year.........   7,930,180     10,918,088      9,931,438

     RETAINED EARNINGS:
       Balance, beginning of year....$211,565,023   $220,736,910   $208,198,204
       Net income (loss)............. (13,138,993)    (5,502,114)    16,413,261
       Dividends declared............  (2,771,716)    (3,669,773)    (3,874,555)
                                     ------------   ------------   ------------
        Balance, end of year......... 195,654,314    211,565,023    220,736,910
                                     ============   ============   ============
     TREASURY STOCK, AT COST:
       Balance, beginning of year.... (49,204,710)   (42,479,788)   (42,502,230)

       Net repurchase of common
         stock.......................      66,011     (6,724,922)        22,442
                                     ------------   ------------   ------------
        Balance, end of year......... (49,138,699)   (49,204,710)   (42,479,788)
                                     ============   ============   ============

     TOTAL SHAREHOLDERS' EQUITY......$199,271,867   $216,289,709   $231,142,359
                                     ============   ============   ============

     COMPREHENSIVE INCOME:
       Net income (loss)............. (13,138,993)    (5,502,114)    16,413,261
       Other comprehensive income
         (loss)......................  (2,987,908)       986,650     (9,505,153)
                                     ------------   ------------   ------------
        Comprehensive income (loss)..$(16,126,901)  $ (4,515,464)  $  6,908,108
                                     ============   ============   ============


                                                   NUMBER OF SHARES

     COMMON STOCK, PAR VALUE $1 EACH:
       Issued, beginning of year.....  15,018,392     15,017,892     15,017,892
       Shares Issued.................     105,266            500             --
                                     ------------   ------------   ------------
        Issued, end of year..........  15,123,658     15,018,392     15,017,892
                                     ============   ============   ============

     Common stock, authorized shares,
       par value $1 each.............  30,000,000     30,000,000     30,000,000
                                     ============   ============   ============
     Common stock, shares
       outstanding, end of year......   9,267,832      9,158,026      9,677,852
                                     ============   ============   ============
     Dividends declared per share....$        .30   $        .40   $        .40
                                     ============   ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              YEAR ENDED DECEMBER 31,
                                     ------------------------------------------
                                          2001          2000           1999
                                     ------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss) .................   $(13,138,993)  $(5,502,114)   $16,413,261
                                      ------------   -----------    -----------

Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
  Provision for deferred taxes .....      (498,742)    (1,432,748)    1,577,201
  Realized investment gains .......     (2,874,573)    (5,246,802)  (12,503,731)
  Net bond amortization ...........        710,443      1,113,936     2,136,408
  Depreciation and other, net .....        427,799        825,543       699,107

Changes in:
  Premiums and other receivables ..    (20,908,841)     2,018,564   (14,580,395)
  Reinsurance receivables .........   (113,700,613)     7,713,589   (56,030,958)
  Ceded reinsurance payable .......     12,350,000    (14,401,579)    5,649,283
  Accrued investment income .......        357,154        591,042       994,639
  Deferred policy acquisition costs.    (2,813,174)      (503,902)     (573,157)
  Prepaid reinsurance premiums ....        424,283      9,386,997    (9,203,809)
  Other assets ....................       (672,705)      (489,360)    1,482,772
  Unpaid losses and loss adjustment
    expenses ......................    122,922,093    (14,202,156)   23,884,979
  Reserve for unearned premiums ...      4,635,216      4,402,493     9,154,731
  Foreign currency translation
    adjustments                            326,539        541,119       (76,817)
  Other liabilities ...............     14,241,029        131,019    (2,667,157)
                                      ------------   ------------   ------------
     Total adjustments ............     14,925,908     (9,552,245)  (50,056,904)
                                      ------------   ------------   ------------
Net cash provided by (used in)
  operating activities ............      1,786,915    (15,054,359)  (33,643,643)
                                      ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Fixed maturities acquired .......   (244,020,478)  (232,437,048) (105,025,752)
  Equity securities acquired ......    (22,390,406)   (48,277,165)  (60,300,853)
  Net purchase of short-term
    investments ...................    (32,577,834)    (5,023,999)  (11,540,504)
  Fixed maturities matured ........     18,947,896     15,744,648    26,005,874
  Fixed maturities sold ...........    254,449,145    241,119,297   118,911,079
  Equity securities sold ..........     27,781,388     59,111,119    74,124,696
  Acquisition of property &
    equipment, net ................      (293,967)      (257,948)     (150,962)
                                      ------------   ------------   ------------
Net cash provided by investing
  activities ......................      1,895,744     29,978,904    42,023,578
                                      ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from stock issuance and
    other..........................      1,814,764         57,509       (93,503)
  Cash dividends paid to
    stockholders...................     (3,687,519)    (3,721,755)   (3,875,319)
  Net repurchase of common stock ..         66,011     (6,724,922)       22,442
  Proceeds from borrowings ........      5,452,840             --            --
  Loan principal payments .........     (5,000,000)    (5,000,000)   (5,000,000)
                                      ------------   ------------   ------------
Net cash used in financing
  activities.......................    (1,353,904)   (15,389,168)   (8,946,380)
                                      ------------   ------------   ------------

Net increase (decrease) in cash ...      2,328,755       (464,623)     (566,445)
Cash at beginning of year .........        552,322      1,016,945     1,583,390
                                      ------------   ------------   ------------
Cash at end of year ...............   $  2,881,077   $    552,322   $ 1,016,945
                                      ============   ============   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF OPERATIONS

        NYMAGIC, through its subsidiaries, specializes in underwriting ocean marine, inland marine, aircraft and other liability insurance through insurance pools managed by Mutual Marine Office, Inc. ("MMO"), Pacific Mutual Marine Office, Inc. ("PMMO"), and Mutual Marine Office of the Midwest, Inc. ("Midwest"). MMO, located in New York, PMMO located in San Francisco, and Midwest, located in Chicago, manage the insurance pools in which the Company's insurance subsidiaries, New York Marine And General Insurance Company ("New York Marine") and Gotham Insurance Company ("Gotham"), participate. All premiums, losses and expenses are prorated among pool members in accordance with their pool participation percentages. Effective January 1, 1997 and subsequent, the Company increased to 100% its participation in the business produced by the pools.

        In 1997 the Company formed MMO EU Ltd. as a holding company for MMO UK Ltd. which is a Lloyd's of London limited liability corporate vehicle. In 1997, the Company acquired ownership of a company which was renamed MMO Underwriting Agency, Ltd. MMO Underwriting Agency Ltd., a Lloyd's managing agency, commenced underwriting in 1998 for the Company's wholly owned subsidiary MMO UK, which provides 100% of the capacity of Syndicate 1265. In 2000, the Company sold MMO Underwriting Agency Ltd. in exchange for a minority interest in Cathedral Capital PLC, which resulted in a pre-tax gain of approximately $700,000. Syndicate 1265 was placed into runoff in 2000. Effective January 1, 2001, MMO UK provided approximately $13.6 million, or 8.4%, of the capacity of Syndicate 2010, which is managed by Cathedral Capital. The assets and liabilities and results of operations of MMO EU and MMO UK, including its participation interest in Syndicates 1265 and 2010 (collectively referred to as "MMO London") are included in the consolidated financial statements. In 2002, MMO UK will not be providing capacity to any Lloyd's syndicate.

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

                                  NYMAGIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

approximates fair value. Fair value is based upon quotes obtained from independent sources.

        Realized investment gains and losses (determined on the basis of first in first out) also include any declines in value which are considered to be other than temporary. Management reviews investments for impairment based upon specific criteria that include the duration and extent of declines in fair value of the security below its cost or amortized cost. Unrealized appreciation or depreciation of investments, net of related deferred income taxes, is reflected in accumulated other comprehensive income in shareholders' equity.

DERIVATIVES

        The Company has an interest rate agreement that was entered into for purposes of hedging interest rate risk on the Company's existing note payable. Cash flows as a result of the hedge are recorded as adjustments to interest expense. The cash flow derivative is carried at fair value in other liabilities. Changes in the fair value of the derivative are recorded to results of operations.

PREMIUM AND POLICY ACQUISITION COST RECOGNITION

        Premiums and policy acquisition costs are reflected in income and expense on a monthly pro rata basis over the terms of the respective policies. Accordingly, unearned premium reserves are established for the portion of premiums written applicable to unexpired policies in force, and acquisition costs, consisting mainly of net brokerage commissions, and premium taxes relating to these unearned premiums are deferred to the extent recoverable. The Company has provided an allowance for uncollectible premium receivables of $450,000 for each year ended December 31, 2001 and 2000, respectively. The determination of acquisition costs to be deferred considers historical and current loss and loss adjustment expense experience. In measuring the carrying value of deferred policy acquisition costs consideration is also given to anticipated investment income using interest rates of 4% and 7% in 2001 and 2000, respectively.

REVENUE RECOGNITION

        Management commission income on policies written by the MMO insurance pools is recognized primarily as of the effective date of the policies issued. Adjustments to the policies, resulting principally from changes in coverage and audit adjustments, are recorded in the period reported.

        Contingent profit commission revenue derived from the reinsurance transactions of the insurance pools is recognized when such amount becomes billable as provided in the treaties to the respective reinsurers. The contingent profit commission becomes due shortly after the treaty expires.

REINSURANCE

        The Company's insurance subsidiaries participate in various reinsurance agreements on both an assumed and ceded basis. The Company uses various types of reinsurance including quota share, excess of loss and facultative agreements to spread the risk of loss among several reinsurers and to limit its exposure from losses on any one occurrence. Any recoverable due from reinsurers is recorded in the period in which the related gross liability is established.

        The Company accounts for all reinsurance receivables and prepaid reinsurance premiums as assets.

DEPRECIATION

        Property, equipment and leasehold improvements are depreciated over their estimated useful lives.

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

INCOME TAXES

        The Company and its subsidiaries file a consolidated Federal tax return. The Company provides deferred income taxes on temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities based upon enacted tax rates. The effect of a change in tax rates is recognized in income in the period of change.

FAIR VALUES OF FINANCIAL INSTRUMENTS

        The fair value of the Company's fixed maturity investments is disclosed in NOTE 2. The Company's other financial instruments include short-term receivables, derivatives, notes payable and other payables which are recorded at the underlying transaction value and approximate fair value.

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

RECLASSIFICATION

        Certain accounts in the prior year's financial statements have been reclassified to conform to the 2001 presentation.

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

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

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

        Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", ("SFAS 142") was issued by the FASB in June 2001 and changes the accounting for goodwill and other intangible assets effective January 1, 2002. Goodwill and certain intangible assets will be required to be tested for impairment at least annually. The adoption of SFAS 142 will not have a material effect on the Company's financial statements.

 (2)    INVESTMENTS:

        A summary of investment components at December 31, 2001 consists of the following:

                                                                     Amount at
                                                                   which shown
                                                         Fair         in the
Type of Investment                        Cost           Value     balance sheet
                                      ------------   ------------  -------------
Fixed maturities available for sale:
   Bonds:
    United States Government and
      government agencies and
      authorities ....................$ 54,304,843   $ 54,810,350   $ 54,810,350
    States, municipalities and
      political subdivisions..........  73,053,045     72,806,833     72,806,833
    Public utilities..................   4,516,342      4,815,000      4,815,000
    All other corporate bonds......... 118,987,273    122,052,862    122,052,862
                                      ------------   ------------   ------------
   Total fixed maturities available
     for sale......................... 250,861,503    254,485,045   254,485,045
                                      ------------   ------------   ------------
Equity securities available for sale:
   Common stocks:
    Public utilities..................   2,125,487      2,419,835      2,419,835
    Banks, trusts and insurance
      companies.......................   3,921,958      4,786,209      4,786,209
    Industrial, miscellaneous and all
      other ..........................  32,882,737     39,051,827     39,051,827
                                      ------------   ------------   ------------
Total equity securities...............  38,930,182     46,257,871     46,257,871
                                      ------------   ------------   ------------
Short term investments................  65,423,833     65,423,833     65,423,833
                                      ------------   ------------   ------------
Total investments.....................$355,215,518   $366,166,749   $366,166,749
                                      ============   ============   ============

        Unrealized depreciation or appreciation of investments (before applicable income taxes) at December 31, 2001 and 2000 included gross unrealized gains on equity securities of $7,972,252 and $14,077,825, respectively; and gross unrealized losses on equity securities of $644,563 and $2,201,927, respectively; and gross unrealized gains on fixed maturities available for sale of $5,255,382 and $4,645,011 at December 31, 2001 and 2000, respectively; and gross unrealized losses on fixed maturities available for sale of $1,631,840 and $470,529 at December 31, 2001 and 2000, respectively.

        Included in investments at December 31, 2001 are bonds on deposit with various regulatory authorities as required by law with a fair value of $9,062,525.

        There were no non-income producing fixed maturity investments for each of the years ended December 31, 2001 and 2000.

        Mortgage backed securities at December 31, 2001 and 2000 are obligations of various U.S. Government agencies consisting of GNMA, FHLMC or FNMA pass through securities and commercial mortgage backed securities, all of which are readily marketable.

       The gross unrealized gains and losses on debt securities at December 31, 2001 and 2000 are as follows:

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

                                                                 2001
                                      ---------------------------------------------------------
                                                         Gross          Gross
                                        Amortized     Unrealized     Unrealized        Fair
                                           Cost          Gains         Losses          Value
                                      ------------   ------------   -----------    ------------
Fixed maturities available for sale:
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies...........$ 54,304,843   $    532,860   $   (27,353)   $ 54,810,350
Obligations of states and political
  subdivisions........................  73,053,045        734,463      (980,675)     72,806,833
Corporate securities.................. 123,503,615      3,988,059      (623,812)    126,867,862
                                      ------------   ------------   -----------    ------------
Totals................................$250,861,503   $  5,255,382   $(1,631,840)   $254,485,045
                                      ============   ============   ===========    ============

                                                                 2000
                                      ---------------------------------------------------------
                                                         Gross          Gross
                                        Amortized     Unrealized     Unrealized        Fair
                                           Cost          Gains         Losses          Value
                                      ------------   ------------   -----------    ------------
Fixed maturities available for sale:
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies...........$124,885,322   $  1,701,930   $   (13,546)   $126,573,706
Obligations of states and political
  subdivisions........................  41,433,877      1,101,960        (8,277)     42,527,560
Corporate securities.................. 108,971,974      1,841,121      (448,706)    110,364,389
                                      ------------   ------------   -----------    ------------
      Totals..........................$275,291,173   $  4,645,011   $  (470,529)   $279,465,655
                                      ============   ============   ===========    ============

        The amortized cost and fair value of debt securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             FIXED MATURITIES AVAILABLE FOR SALE
                                             -----------------------------------
                                                 Amortized           Fair
                                                   Cost              Value

      Due in one year or less................. $  4,015,073         $  4,069,429
      Due after one year through five years...  131,683,772          134,980,898
      Due after five years through ten years..   26,158,852           26,809,646
      Due after ten years.....................   62,547,541           61,936,087
                                               ------------         ------------
                                                224,405,238          227,796,060

      Mortgage backed securities..............   26,456,265           26,688,985
                                               ------------         ------------

      Totals.................................. $250,861,503         $254,485,045
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

        Proceeds from sales of investments in debt securities during 2001, 2000 and 1999 were $254,449,145, $241,119,297 and $118,911,079, respectively. Gross gains of $6,164,126, $1,183,033 and $929,242 and gross losses of $506,789,
$1,038,655 and $797,483 were realized on those sales in 2001, 2000 and 1999, respectively.

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

        Realized gains (losses) and unrealized investment appreciation (depreciation) on fixed maturities and equity securities for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                               YEAR ENDED DECEMBER 31,
                                      -----------------------------------------
                                          2001           2000           1999
                                      ------------   ------------   -----------
Realized gains (losses) of investments
     Fixed maturities.................$  5,657,337   $    144,378   $   131,759
     Equity securities................  (2,794,608)     5,027,054    12,378,350
     Short-term investments...........      11,844         75,370        (6,378)
                                      ------------   ------------   -----------
     Realized investment gains........   2,874,573      5,246,802    12,503,731
     Less: applicable income taxes....  (1,006,101)    (1,836,381)   (4,376,306)
                                      ------------   ------------   -----------
Net realized investment gains.........$  1,868,472   $  3,410,421   $ 8,127,425
                                      ============   ============   ===========

        The Company recorded declines in values of investments considered to be other than temporary of $4,369,240, $2,839,691 and $2,379,593 for the years ended December 31, 2001, 2000 and 1999.

                                               YEAR ENDED DECEMBER 31,
                                      -----------------------------------------
                                          2001           2000          1999
                                      ------------   ------------  -----------
Change in unrealized investment appreciation
  (depreciation) of securities:
     Fixed maturities ................$   (550,940)  $  7,568,751  $(14,214,047)
     Equity securities................  (4,548,209)    (6,883,318)     (291,085)
     Unrealized investment gains
       (losses).......................  (5,099,149)       685,433   (14,505,132)
     Less:  applicable deferred income
       taxes..........................   1,784,702       (239,902)    5,076,796
                                      ------------   ------------  ------------
Net unrealized investment gains
  (losses)............................$ (3,314,447)  $    445,531  $ (9,428,336)
                                      ============   ============  ============

        Net investment income from each major category of investments for the years indicated is as follows:

                                               YEAR ENDED DECEMBER 31,
                                      -----------------------------------------
                                          2001           2000          1999
                                      ------------   ------------  ------------
Fixed maturities......................$ 15,734,345   $ 16,376,816  $ 17,686,462
Short-term investments................   1,571,226      1,653,764       994,215
Equity securities.....................     846,854        836,917       815,161
                                      ------------   ------------  ------------
      Total investment income.........  18,152,425     18,867,497    19,495,838
Investment expenses...................    (764,915)      (791,408)     (854,219)
                                      ------------   ------------  ------------
      Net investment income...........$ 17,387,510   $ 18,076,089  $ 18,641,619
                                      ============   ============  ============

 (3)    FIDUCIARY FUNDS:

        The Company's insurance agency subsidiaries maintain separate underwriting accounts which record all of the underlying insurance transactions of the insurance pools which they manage. These transactions primarily include collecting premiums from the insureds, collecting paid receivables from reinsurers, paying claims as losses become payable, paying reinsurance premiums to reinsurers and remitting net account balances to member insurance companies in the pools which MMO manages. Unremitted amounts to members of the insurance pools are held in a fiduciary capacity and interest income earned on such funds inure to the benefit of the members of the insurance pools based on their pro rata participation in the pools.

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

        A summary of the pools' underwriting accounts as of December 31, 2001 and 2000 is as follows:

                                                             DECEMBER 31,
                                                             (UNAUDITED)
                                                     --------------------------
                                                         2001           2000
                                                     ------------   -----------
      Cash and short-term investments................ $29,038,361   $   864,339

      Premiums receivable............................  43,202,082    44,085,797
      Reinsurance and other receivables..............  58,908,842    48,546,626
                                                     ------------   -----------
      Total assets...................................$131,149,285   $93,496,762
                                                     ============   ===========
      Due to insurance pool members..................  67,729,159    64,237,587
      Reinsurance payable............................  21,225,697    14,181,286
      Funds withheld from reinsurers.................  34,316,558     8,240,251
      Other liabilities..............................   7,877,871     6,837,638
                                                     ------------   -----------
      Total liabilities..............................$131,149,285   $93,496,762
                                                     ============   ===========

        A portion of the pools' underwriting accounts above have been included in the Company's insurance subsidiaries operations based upon their pro rata participation in the MMO insurance pools.

 (4)  INSURANCE OPERATIONS:

REINSURANCE TRANSACTIONS

        Approximately 39%, 34% and 53% of the Company's insurance subsidiaries' direct and assumed gross premiums written for the years ended December 31, 2001, 2000 and 1999, respectively, have been reinsured by the pools with other companies on both a treaty and a facultative basis.

        Two former pool members, Utica Mutual Insurance Company ("Utica Mutual") and Arkwright Mutual Insurance Company ("Arkwright"), currently part of the FM Global Group, withdrew from the pools in 1994 and 1996, respectively, and retained liability for their effective pool participation for all loss reserves, including IBNR (incurred but not reported) and unearned premium reserves attributable to policies effective prior to their withdrawal from the pools.

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

        A contingent liability exists with respect to reinsurance ceded since such transactions generally do not relieve the Company of its primary obligation to the policyholder and such reinsurance ceded would become a liability of the Company's insurance subsidiaries in the event that any reinsurer might be unable to meet the obligations assumed under the reinsurance agreements. All reinsurers must meet certain minimum standards of financial condition as established by the pools. The Company's largest unsecured reinsurance receivables at December 31, 2001 were from Arkwright, Utica Mutual, Lloyd's of London including amounts from Equitas, a company formed to handle the runoff obligations of Lloyd's of London for policy years 1992 and prior ("Lloyd's"), and Swiss Reinsurance America Corp. ("Swiss Re"), with aggregate receivables of approximately $18 million, $8 million, $77 million (including $5 million from Equitas), and $6 million, respectively. The most recent A.M. Best rating was A+ for Arkwright, A for Utica Mutual, and A++ for Swiss Re. The definition of the above AM Best ratings are as follows: A++ and A+ - Superior; A - excellent.

        In addition, as of December 31, 2001, the Company maintains net unsecured reinsurance receivables of approximately $12 million from a reinsurer which is under corporate reorganization proceedings. In 2001, the Company provided an allowance of $2.8 million against such receivables. It is reasonably possible that the Company may receive from this reinsurer future recoveries that are less than the current balances, net of the allowance. Under such circumstances, the Company's results from operations would be adversely affected in the future.

        The Company has not experienced any difficulties in collecting amounts due from Lloyd's and the settlement of receivables due the Company has not materially impacted its liquidity. However, given the uncertainty surrounding

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

the sufficiency of assets in Equitas to meet its ultimate obligations, there is a reasonable possibility that the Company's collection efforts relating to its Lloyd's receivables might be adversely affected in the future. The unsecured recoverable due from Equitas at December 31, 2001 was approximately $5 million.

        The Company's exposure to reinsurers, other than those indicated above, include reinsurance receivables from approximately 660 reinsurers or syndicates, and as of December 31, 2001, no single one was liable to the Company for an unsecured amount in excess of approximately $3 million.

        Funds withheld of $20 million and letters of credit of $135 million as of December 31, 2001 were obtained as defined under various reinsurance treaties. Reinsurance receivables as of December 31, 2001 and 2000 included an allowance for uncollectible reinsurance receivables of $17,606,000 and $7,662,000, respectively. The charge to operations resulting from write-offs for uncollectible reinsurance amounted to approximately $10.8 million, $1.0 million and $1.0 million in 2001, 2000 and 1999, respectively.

        In 2000, MMO London entered into a reinsurance transaction involving the assumption of approximately $7.4 million in ocean marine and casualty premiums.

        Reinsurance ceded and assumed relating to premiums written were as follows:

                               Gross        Ceded      Assumed                   Percentage
                              (direct)     to other   from other                 of assumed
      Year Ended              amount      companies   companies     Net amount      to net
      ----------          ------------  -----------   -----------   -----------  ----------
      December 31, 2001   $110,458,558  $57,950,842   $37,184,381   $89,692,097      41%
      December 31, 2000     88,558,156   45,355,855    46,035,368    89,237,669      52%
      December 31, 1999     82,065,506   62,303,230    36,343,802    56,106,078      65%

        Reinsurance ceded and assumed relating to premiums earned were as follows:

                               Gross        Ceded      Assumed                   Percentage
                              (direct)     to other   from other                 of assumed
      Year Ended              amount      companies   companies     Net amount      to net
      ----------          ------------  -----------   -----------   -----------  ----------
      December 31, 2001   $102,264,906  $58,375,125   $40,742,816   $84,632,597      48%
      December 31, 2000     86,523,483   54,742,852    43,667,548    75,448,179      58%
      December 31, 1999     75,856,987   53,099,421    33,397,590    56,155,156      59%

        Losses and loss adjustment expenses incurred are net of ceded reinsurance recoveries of $196,709,032, $85,766,299, and $129,021,415 for the
years ended December 31, 2001, 2000, and 1999, respectively.

UNPAID LOSSES

        Unpaid losses are based on individual case estimates for losses reported and include a provision for losses incurred but not reported and for loss adjustment expenses. The following table provides a reconciliation of the consolidated liability for losses and loss adjustment expenses at the beginning and end of 2001, 2000 and 1999:

                                                     YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                           2001           2000          1999
                                        ----------     ----------    ----------
                                                         (in thousands)
Net liability for losses and loss
  adjustment expenses at
  beginning of year...................  $  199,685     $  196,865     $ 213,589
Provision for losses and loss
  adjustment expenses occurring in
  current year........................      78,221         76,425        48,838
Increase (decrease) in estimated
  losses and loss adjustment expenses
  for claims occurring in prior
  years (1)...........................       9,604         (8,484)      (12,183)
Deferred income-loss portfolio
  assumption (2)......................          76            122           198
                                        ----------     ----------    ----------
Net losses and loss adjustment
  expenses incurred...................      87,901         68,063        36,853
                                        ----------     ----------    ----------

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

Less:
Loss and loss adjustment expense payments
    for claims occurring during:
  Current year........................      20,354         17,530        11,517
  Prior years.........................      56,203         47,591        41,862
                                        ----------     ----------    ----------
                                            76,557         65,121        53,379
Add:
Deferred income-loss portfolio
  assumption (2)......................         (76)          (122)         (198)
                                        ----------     ----------    ----------
Net liability for losses and loss
  adjustment expenses at year end.....     210,953        199,685       196,865
                                        ----------     ----------    ----------
Ceded unpaid losses and loss
  adjustment expenses at year end.....     323,236        211,582       228,604
                                        ----------     ----------    ----------
Gross unpaid losses and loss
  adjustment expenses at year end ....    $534,189       $411,267      $425,469
                                        ==========     ==========    ==========

     (1) The adjustment to the consolidated liability for losses and loss adjustment expenses for losses occurring in prior years reflects the net effect of the resolution of losses for other than full reserve value and subsequent readjustments of loss values. The increase in 2001 reflects provisions made for insolvent or financially impaired reinsurers and adverse development from MMO London due to higher than expected claim frequency. The amount was partially offset by favorable development in the ocean marine line of business in the domestic insurance companies. The decrease in 2000 and 1999 in estimated losses is attributable to the ocean marine and aircraft lines of business in the domestic insurance companies as a result of favorable payout trends due, in part, to lower retention levels per loss.

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

        At December 31, 2001 and 2000, the Company's gross, ceded and net loss and loss adjustment expense reserves for all Asbestos/Environmental policies amounted to $28 million, $16.5 million and $11.5 million, and $33.2 million, $20.8 million and $12.4 million, respectively. The Company had approximately 300 policies at December 31, 2001 and December 31, 2000 which had at least one claim relating to Asbestos/Environmental exposures. The Company believes that the uncertainty surrounding Asbestos/Environmental exposures, including issues as to insureds' liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions, all affect the estimation of ultimate losses. Under such circumstances, it is difficult to determine the ultimate loss for Asbestos/Environmental related claims. Given the uncertainty in this area, losses from Asbestos/Environmental related claims may develop adversely. However, the Company believes that, in aggregate, the net unpaid loss and loss adjustment expense reserves as of December 31, 2001, allow for an adequate provision and that the ultimate resolution of the Asbestos/Environmental claims will not have a material impact on the Company's financial position.

        The Company sustained losses in its aircraft line of business as a result of the terrorist attacks of September 11, 2001. The Company recorded incurred losses from such attacks of $154.9 million and $8.0 million on a gross and net of reinsurance basis. Additional reinsurance costs were also incurred as a result of the attacks and amounted to $5.0 million. The ultimate net liability for unpaid losses resulting from the WTC attack may change from the amount provided currently depending upon revisions in gross loss estimates and the interpretation as to the number of occurrences as defined in the aircraft ceded reinsurance treaties. However, the Company's net liability provided for the WTC attack represents management's best estimate based upon a review of all known information.

SALVAGE AND SUBROGATION

        Estimates of salvage and subrogation recoveries on paid and unpaid losses have been recorded as a reduction of unpaid losses amounting to $5,318,810 and $5,222,707 at December 31, 2001 and 2000, respectively.

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

DEFERRED POLICY ACQUISITION COSTS

        Deferrable acquisition costs amortized to income amounted to $16,083,412, $18,177,724 and $11,077,382 for the years ended December 31, 2001,
2000 and 1999, respectively.

(5)     PROPERTY, IMPROVEMENTS AND EQUIPMENT, NET:

        Property, improvements and equipment, net at December 31, 2001 and 2000 include the following:

                                                         2001           2000
                                                     ------------   -----------
      Office furniture and equipment..............   $    845,080   $   814,140
      Computer equipment..........................      1,029,058       766,031
      Leasehold improvements......................      2,332,479     2,332,479
                                                     ------------   -----------
                                                        4,206,617     3,912,650
      Less: accumulated depreciation and
              amortization........................     (3,115,168)   (2,687,369)
                                                     ------------   -----------
            Property, improvements and
              equipment, net......................   $  1,091,449   $ 1,225,281
                                                     ============   ===========

        Depreciation and amortization and other expenses for the years ended December 31, 2001, 2000, and 1999 amounted to $427,799, $825,543 and $699,107, respectively.

(6)     INCOME TAXES:

        The components of deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

                                                             DECEMBER 31,
                                                     --------------------------
                                                         2001           2000
                                                     ------------   -----------
   Deferred Tax Assets:
      Loss reserve discounting.....................  $  8,976,886   $ 9,180,065
      Unearned premiums...........................      3,239,944     2,885,779
      Equity securities write-down................      1,341,307       603,741
      Loss carryforwards..........................     11,050,489     8,272,202
      Deferred rent liability.....................        149,520       224,418
      Bad debt reserve............................      6,319,740     2,839,290
      Other.......................................        691,539     1,050,441
                                                     ------------   -----------
      Deferred tax assets.........................     31,769,425    25,055,936
                                                     ------------   -----------

      Less: Valuation allowance...................     11,050,489     5,859,015
                                                     ------------   -----------
      Total deferred tax assets...................     20,718,936    19,196,921
                                                     ------------   -----------
   Deferred Tax Liabilities:
      Deferred policy acquisition costs...........      2,858,682     1,874,071
      Unrealized appreciation of investments......      3,832,930     5,617,633
      Discount on accrued salvage and subrogation.        241,290       261,476
      Other.......................................        998,407       939,559
                                                     ------------   -----------
      Total deferred tax liabilities..............      7,931,309     8,692,739
                                                     ------------   -----------
      Net deferred tax assets.....................   $ 12,787,627   $10,504,182
                                                     ============   ===========

        Included in other deferred tax assets at December 31, 2001 is an alternative minimum tax (AMT) credit carryforward of $351,939. This amount represents the excess of AMT over regular tax, which can be carried forward indefinitely to reduce any regular tax liabilities occurring in future years.

        The last year to which the loss carryforwards can be carried forward against future tax liabilities is the year 2021.

        The change in the valuation account is attributed to loss carryforwards. The Company's valuation allowance account with respect to the deferred tax asset and the change in the account is as follows:

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


                                          2001           2000           1999
                                       -----------    -----------   -----------
Balance, beginning of year ........... $ 5,859,015    $ 2,191,576   $ 1,187,445
Change in valuation allowance ........   5,191,474      3,667,439     1,004,131
                                       -----------    -----------   -----------
Balance, end of year ................. $11,050,489    $ 5,859,015   $ 2,191,576
                                       ===========    ===========   ===========

        The change in the valuation account relates primarily to UK loss carryforwards. The valuation account was increased from 60% in 2000 to 100% of the UK loss carryforward in 2001. The Company does not anticipate recovering any tax benefit relating to the UK loss carryforward as it has decided not to provide capacity to any Lloyd's syndicate in 2002.

        The Company believes that the total deferred tax asset net of the recorded valuation allowance account as of December 31, 2001 will more likely than not be fully realized.

        Income tax provisions differ from the amounts computed by applying the Federal statutory rate to income before income taxes as follows:

                                                    YEAR ENDED DECEMBER 31,

                                                2001       2000       1999
                                               ------     ------     ------
Income taxes at the Federal statutory rate.... (35.0)%     (35.0)%    35.0%
Tax exempt interest...........................  (6.2)      (40.7)    (20.8)
Valuation allowance...........................  41.5        67.7       4.7
State taxes...................................  (0.4)       (8.3)     (2.4)
Net bond amortization.........................   0.7         6.6       3.4
Investment income proration...................   1.0         5.5       2.8
Other, net....................................   0.7         1.4      (0.2)
                                                -----      -----      -----
      Income tax provisions...................   2.3%       (2.8)%    22.5%
                                                 ===        ====      ====

        Federal income tax payments amounted to $1,807,605 $1,055,877 and $2,611,055 for the years ended December 31, 2001, 2000 and 1999, respectively.

        Federal income tax recoverable included in other assets at December 31, 2001 amounted to $959,516. Federal income tax payable included in other liabilities at December 31, 2000 amounted to $305,672.

        Reduction of income taxes paid as a result of the deduction triggered by employee exercise of stock options for the years ended December 31, 2001, 2000 and 1999 amounted to $170,559, $562 and $-0-, respectively. The benefit received was recorded in paid in capital.

(7)     STATUTORY INCOME AND SURPLUS:

        The Company's domestic insurance subsidiaries are limited, based on the lesser of 10% of statutory basis surplus or 100% of net investment income, as defined under New York Insurance Law, in the amount of dividends they could pay without regulatory approval. The maximum amount which may be declared to the holding company from December 31, 2001 surplus is approximately $15,000,000.

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

        Combined statutory net income, surplus and dividends declared by the Company's domestic insurance subsidiaries were as follows for the periods indicated:

                                  COMBINED        COMBINED          DIVIDENDS
                                  STATUTORY       STATUTORY         DECLARED
      YEAR ENDED                  NET INCOME       SURPLUS          TO PARENT
      ----------                ------------    -------------     -----------
      December 31, 2001          $ 3,238,000     $152,061,000      $12,550,000
      December 31, 2000           13,146,000      184,688,000       15,475,000
      December 31, 1999           25,476,000      200,899,000       19,175,000

        The National Association of Insurance Commissioners (the "NAIC") project to codify statutory accounting principles was approved by the NAIC in 1998. The purpose of codification was to provide a comprehensive basis of accounting for reporting to state insurance departments. Codification became effective on January 1, 2001 and did not have a material effect on the domestic insurance companies' statutory surplus.

        The approval of codified accounting rules included a provision for the state insurance commissioners to modify such accounting rules by practices prescribed or permitted for insurers in their state. The domestic insurance companies are domiciled in New York State, which adopted certain prescribed accounting practices that differ from those approved by the NAIC.

(8)     EMPLOYEE RETIREMENT PLANS:

        The Company maintains two retirement plans for the benefit of employees. Both plans provide for 100% vesting upon completion of two years of service. The Money Purchase Plan provides for a contribution equal to 7.5% of an employee's cash compensation, including bonuses, for each year of service during which the employee has completed 1000 hours of service and is employed on the last day of the plan year. The Profit Sharing Plan does not require any specific contribution but any contribution made is subject to the restrictions set forth above for the Money Purchase Plan. Contributions and related administrative expenses for the years ended December 31, 2001, 2000 and 1999 amounted to $800,962, $939,973, and $600,346, respectively.

(9)     DEBT:

        The Company maintains a credit agreement with a bank. The interest rate on the loan is fixed, at the Company's option, for a period of one to six months. The Company has elected to pay interest on a monthly basis at an effective rate of approximately 2.5% on the outstanding principal balance of the loan at December 31, 2001 of $2,458,413. The interest rate was equal to the bank's Adjusted London Interbank Offered Rate at the time of the interest rate adjustment period, plus .5625 of 1%. Principal repayments are paid quarterly in equal installments of $1,250,000 and end on June 30, 2002. The Company has the option to prepay amounts in excess of the required repayments. The Company's has a choice of interest rates as follows: (1) the bank's Adjusted London Interbank Offered Rate at the time of the interest rate adjustment period or (2) the higher of the bank's prime rate or the applicable Federal Funds Rate, plus 1/2 of 1%, or (3) the bank's adjusted certificate of deposit rate, plus .775 of 1%.

        The credit agreement requires the Company to maintain a minimum net worth of $125,000,000 plus 50% of net profits earned during each year on a cumulative basis. In addition, other significant covenants include limitations on total indebtedness, investment purchases, pledging and sales of assets and requires the Company's insurance subsidiaries to maintain a certain statutory surplus, gross and net premiums written to surplus ratios and total liabilities to surplus ratio. The Company was in compliance with all financial covenants as stipulated in the credit agreement as of December 31, 2001. The credit agreement also provides for a facility fee of .15 of 1% on the outstanding balance of the loan.

        In November 2001, the Company borrowed $5,452,840 from a bank under a short-term credit facility. Interest on the loan is equal to 6.75% which is the bank's prime rate plus 200 basis points. Loan repayments are expected to be completed by the end of 2002.

        Interest paid amounted to $356,676, $709,565 and $1,057,993 for the years ended December 31, 2001, 2000 and 1999, respectively.

        In 1998, the Company entered into an interest rate swap agreement (the "agreement") with a bank for purposes of hedging its interest rate risk on its existing bank loan. The agreement requires the Company to pay interest to the bank at a rate of 6.50% on the original notional amount outstanding of

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

$22,500,000, which is subsequently adjusted quarterly by notional reductions of $1,250,000. The bank is required to pay the Company, on the same notional amounts outstanding, an amount equal to the three month US Dollar London Interbank Offered Rate plus .65% which is reset on a quarterly basis. The interest expense (benefit) recorded under the agreement was $65,789 in 2001, $(67,626) in 2000 and $91,462 in 1999.

(10)    COMMITMENTS:

        The Company maintains various operating leases to occupy office space. The lease terms expire on various dates through July, 2004.

        The aggregate minimum annual rental payments under various operating leases for office facilities as of December 31, 2001 are as follows:

                                                       AMOUNT
                ----------------------------------------------
                2002..............................   1,234,412

                2003..............................   1,207,080
                Thereafter........................       1,589
                ----------------------------------------------
                Total.............................  $2,443,081
                ----------------------------------------------

        The operating leases also include provisions for additional payments based on certain annual cost increases. Rent expenses for the years ended December 31, 2001, 2000, and 1999 amounted to $1,060,103, $1,104,187, and
$1,285,950, respectively.

        The Company is not involved in any litigation which would require disclosure in the financial statements or could reasonably be expected to have a material effect on the Company's financial statements.

        In order to provide corporate capital for the underwriting operations of MMO London, the Company has an unsecured letter of credit from a bank in British Pounds Sterling with a US dollar equivalent of approximately $14.7 million as of December 31, 2001.

(11)    COMPREHENSIVE INCOME:

        The Company's comparative comprehensive income is as follows:

                                               YEAR ENDED DECEMBER 31,
                                      -----------------------------------------
                                          2001           2000           1999
                                      ------------   ------------   -----------
  Net income (loss)                   $(13,138,993)   $(5,502,114)  $16,413,261

  Other comprehensive income (loss),
    net of tax:
     Unrealized holding gains (losses)
       on securities, net of deferred
       tax benefit (expense) of
       $778,602, $(2,076,283), and
       $700,490.......................  (1,445,975)     3,855,952    (1,300,911)
     Less: reclassification adjustment
       for gains realized in net
       income, net of tax expense of
       $(1,006,101), $(1,836,381), and
       $(4,376,306)...................   1,868,472      3,410,421     8,127,425
     Foreign currency translation
       adjustment.....................     326,539        541,119       (76,817)
                                      ------------   ------------   -----------
         Other comprehensive income
           (loss) ....................  (2,987,908)       986,650    (9,505,153)
                                      ------------   ------------   -----------
     Total comprehensive income
       (loss) ........................$(16,126,901)  $ (4,515,464)  $ 6,908,108
                                      ============   ============   ===========

        The Company recorded unrealized holding gains on securities, net of deferred taxes, of $7,118,300 and $10,432,747 as of December 31, 2001 and 2000,
respectively. The Company recorded foreign currency translation adjustments of $811,880 and $485,341 as of December 31, 2001 and 2000, respectively.

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

(12)    COMMON STOCK REPURCHASE PLAN AND SHAREHOLDERS' EQUITY:

        The Company has a common stock repurchase plan which authorizes the repurchase of up to $55,000,000, at prevailing market prices, of the Company's issued and outstanding shares of common stock on the open market. As of December 31, 2001, the Company had repurchased a total of 2,639,868 shares of common stock under this plan at a total cost of $45,219,570 at market prices ranging from $12.38 to $28.81 per share.

        In connection with the acquisition of MMO in 1991, the Company also acquired 3,215,958 shares of its own common stock held by MMO and recorded such shares as treasury stock at MMO's original cost of $3,919,129.

        A reconciliation of basic and diluted earnings (loss) per share for each of the years ended December 31, 2001, 2000 and 1999 is as follows:

                                 2001                           2000                          1999
                   ------------------------------------------------------------------------------------------
                               Weighted                       Weighted                      Weighted
                               Average                        Average                       Average
                      Net       Shares    Per       Net        Shares    Per       Net       Shares      Per
                     (Loss)  Outstanding  Share    Income   Outstanding  Share    Income   Outstanding  Share
                   ------------------------------------------------------------------------------------------
                                          (In thousands except for per share data)
Basic EPS .......  ($13,139)     9,232   ($1.42)  $(5,502)     9,244    $(.60)   $16,413      9,687     $1.69

Effect of
Dilutive
Securities:
Stock Options            --         --       --        --         --       --         --         --        --
                   ------------------------------------------------------------------------------------------
Diluted EPS        ($13,139)     9,232   ($1.42)  $(5,502)     9,244    $(.60)   $16,413      9,687     $1.69
                   ==========================================================================================

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

        A summary of activity under the stock option plan for the years ended December 31, 2001, 2000, and 1999 follows:

                         2001                     2000                      1999
                 --------------------------------------------------------------------------
                  Number      Option       Number      Option        Number      Option
Shares Under        of        Price          of         Price          of         Price
   Option         Shares    Per Share      Shares     Per Share      Shares     Per Share
------------     -------  -------------   --------   -------------  --------  -------------
Outstanding,
beginning
of year          318,500  $12.00-$20.25    255,500   $12.05-$20.25   228,200  $15.56-$22.92

Granted           10,000         $17.67     65,000   $12.00-$14.13   140,000  $12.05-$15.00

Exercised       (105,266) $12.00-$20.25       (500)         $15.79        --            --

Forfeited             --             --     (1,500)         $15.79  (112,700) $15.56-$22.92

Outstanding,
end of year      223,234  $12.00-$20.25    318,500   $12.00-$20.25   255,500  $12.05-$20.25
                 =======                   =======                   =======
Exercisable,
end of year      140,566  $12.00-$20.25    192,167   $12.05-$20.25   138,000  $15.56-$20.25
                 =======                   =======                   =======

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

        The Company has elected to measure compensation expense for employee stock options under APB No. 25 as permitted by SFAS 123, "Accounting for Stock Based Compensation." Under SFAS 123, the Company is required to disclose the pro forma effects on net income of applying a fair value method of measuring compensation expense.

        The pro forma effect on the years ended December 31, 2001, 2000 and 1999 is as follows:

                                          2001           2000           1999
                                      ------------   ------------   -----------
Net income (loss) - as reported ..... $(13,138,993)  $(5,502,114)   $16,413,261
Net income (loss) - pro forma ........$(13,189,343)  $(5,655,392)   $16,280,784

Diluted EPS - as reported ............      $(1.42)        $(.60)         $1.69
Diluted EPS - pro forma ..............      $(1.43)        $(.61)         $1.68

        In determining the pro forma effect on net income, the fair value of options granted in 2001, 2000, 1999, 1998 and 1996 was estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions in 2001, 2000, 1999, 1998 and 1996, respectively; dividend yield of 0%, 3.0%, 3.0%, 1.9% and 2.2%; expected volatility of 25%, 25%, 25%,
28% and 25%; expected lives of 5 years for each year and a risk-free interest rate of 4.42%, 4.75%, 6.48%, 4.56% and 6.00%. There were no options granted in 1997.

        The full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because options granted prior to January 1, 1995 are not considered in the determination of the compensation expense.

        In 1999, the Company established the NYMAGIC, Inc. Phantom Stock Plan (the "Plan"). The purpose of the Plan is to build and retain a capable experienced long-term management team and key personnel to promote the success of the Company. Each share of phantom stock granted under the Plan constitutes a right to receive in cash the appreciation in the fair market value of one share of the Company's stock, as determined on the date of exercise of such share of phantom stock over the measurement value of such phantom stock. In 1999, 100,000 shares of phantom stock were granted to employees with a five-year vesting schedule. In 2001 and 2000, 25,000 shares and 15,000 shares were exercised at market prices ranging from $18 to $20.60 per share, and $13 to $13.6875 per share, respectively. The Company recorded an expense of $319,175, $410,000 and $263,750 in 2001, 2000 and 1999, respectively.

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

        In 2002, MMO UK is not expected to provide capacity to any Lloyd's syndicate.

        The financial information by segment is as follows:

                                            2001           2000           1999
                                         --------------------------------------
                                                     (In thousands)
Revenues, excluding net investment
  income and realized gains:
    Domestic Insurance Companies/
      Agencies .......................     $73,951        $50,538       $44,275
    MMO London .......................      14,279         26,872        14,446
    Other (includes corporate
      operations and consolidating
      adjustments) ...................          --             --          (372)
                                          --------       --------      --------
            Total                         $ 88,230       $ 77,410      $ 58,349
                                          ========       ========      ========

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

                                            2001           2000           1999
                                         --------------------------------------
                                                     (In thousands)

Net investment income:
     Domestic Insurance Companies/
       Agencies ......................    $ 16,536       $ 16,941      $ 17,904
     MMO London ......................         823          1,087           721
     Other (includes corporate
       operations and consolidating
       adjustments) ..................          29             48            17
                                          --------       --------      --------
             Total ...................    $ 17,388       $ 18,076      $ 18,642
                                          ========       ========      ========

Realized gains (losses) on investments:

     Domestic Insurance Companies/
       Agencies ......................    $  2,718       $  5,349      $ 12,589
     MMO London ......................         152           (102)          (85)
     Other (includes corporate
       operations and consolidating
       adjustments)...................           5             --            --
                                          --------       --------      --------
             Total ...................    $  2,875       $  5,247      $ 12,504
                                          ========       ========      ========

Income (loss) before tax expense:

     Domestic Insurance Companies/
       Agencies ......................    $ (4,108)      $ 16,078      $ 25,452
     MMO London ......................      (6,968)       (17,704)       (1,119)
     Other (includes corporate
       operations and consolidating
       adjustments) ..................      (1,763)        (4,033)       (3,154)
                                          --------       --------      --------
              Total ..................    $(12,839)      $ (5,659)     $ 21,179
                                          ========       ========      ========

Income tax expense (benefit):
     Domestic Insurance Companies/
       Agencies ......................    $ (1,765)      $  3,109      $  5,448
     MMO London ......................       2,926         (2,352)         (115)
     Other (includes corporate
       operations and consolidating
       adjustments) ..................        (861)          (914)         (567)
                                          --------       --------      --------
              Total ..................    $    300       $   (157)     $  4,766
                                          ========       ========      ========

Net income (loss):
     Domestic Insurance Companies/
       Agencies ......................    $ (2,343)      $ 12,969      $ 20,004
     MMO London ......................      (9,894)       (15,352)       (1,004)
     Other (includes corporate
       operations and consolidating
       adjustments) ..................        (902)        (3,119)       (2,587)
                                          --------       --------      --------
              Total ..................    $(13,139)      $ (5,502)     $ 16,413
                                          ========       ========      ========

Identifiable assets at year end:
     Domestic Insurance Companies/
       Agencies ......................    $788,176       $650,146      $708,598
     MMO London ......................      60,976         61,358        41,019
     Other (includes corporate
       operations and consolidating
       adjustments) ..................       7,845          8,825        14,687
                                          --------       --------      --------
              Total ..................    $856,997       $720,329      $764,304
                                          ========       ========      ========

                                  NYMAGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

        The Company's gross written premiums cover risks in the following geographic locations:

                                            2001          2000           1999
                                         --------------------------------------
                                                    (In thousands)
        United States ................    $ 80,945       $ 66,492       $72,881
        Europe .......................      41,334         47,746        20,146
        Asia .........................      15,803         12,332        15,302
        Latin America ................       2,646          2,406         2,798
        Other ........................       6,915          5,618         7,282
                                          --------       --------      --------
        Total Gross Written Premiums..    $147,643       $134,594      $118,409
                                          ========       ========      ========

(15)    QUARTERLY FINANCIAL DATA (UNAUDITED):

        The quarterly financial data for 2001 and 2000 are as follows:

                                             THREE MONTHS ENDED
                             --------------------------------------------------
                             MARCH 31,  JUNE 30,       SEPT. 30,      DEC. 31,
                                2001      2001            2001          2001
                             --------------------------------------------------
                                    (in thousands, except per share data)
Total revenues.............  $  27,925   $  22,239      $  18,794     $ 39,533
Income (loss) before income
  taxes....................  $   3,372   $     532      $ (20,429)    $  3,685
Net income (loss)..........  $   1,749   $      36      $ (17,358)    $  2,433

Basic earnings (loss) per
  share....................  $    0.19   $    0.00      $   (1.87)    $    0.26
Diluted earnings (loss) per
  share....................  $    0.19   $    0.00      $   (1.87)    $    0.26

                                             THREE MONTHS ENDED
                             --------------------------------------------------
                             MARCH 31,   JUNE 30,      SEPT. 30,      DEC. 31,
                                2000       2000          2000           2000
                             --------------------------------------------------
                                    (in thousands, except per share data)

Total revenues.............   $ 27,132    $ 20,455       $ 20,360      $ 32,786
Income (loss) before income
  taxes....................   $  3,459    $  1,132       $ (3,800)     $ (6,450)
Net income (loss)..........   $  2,495    $  1,087       $ (2,781)     $ (6,303)
Basic earnings (loss) per
  share....................   $   0.26    $   0.12       $  (0.30)     $  (0.69)
Diluted earnings (loss) per
  share....................   $   0.26    $   0.12       $  (0.30)     $  (0.69)


(16)    RELATED PARTY TRANSACTIONS:

        The Company made payments of $1,056, $145,960, and $212,259 in 2001, 2000, and 1999, respectively, to the firm of Kensington & Ressler L.L.C. for legal services. Costa Kensington, a director of the Company, is a partner in the firm of Kensington & Ressler L.L.C.

        The Company has net premiums of $1.5 million in 2001, $747,000 in 2000, and $1.2 million in 1999 written through I. Arthur Yanoff & Co, Ltd., an insurance brokerage at which Glenn R. Yanoff, a director of the Company, is a vice president and insurance underwriter. In connection with the placement of such business, net commission expenses of $299,000, $102,000, and $194,000 in 2001, 2000, and 1999, respectively, were incurred by the Company on these transactions.

                          FINANCIAL STATEMENT SCHEDULES
            SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  NYMAGIC, INC.
                                 BALANCE SHEETS
                                (PARENT COMPANY)

                                                             DECEMBER 31,
                                                    ---------------------------
                                                         2001          2000
                                                    ------------   -----------
ASSETS:
Cash..............................................  $    167,573   $      7,149
Short term investments............................       488,774      4,035,917
Investment in subsidiaries........................   196,740,969    214,705,032
Due from subsidiaries and MMO insurance pools.....     7,175,220      4,690,341
Other assets......................................     2,911,282      2,683,484
                                                    ------------   ------------
         Total assets.............................  $207,483,818   $226,121,923
                                                    ============   ============

LIABILITIES:
Notes payable.....................................  $  7,911,253   $  7,458,413
Other liabilities.................................       300,698      2,373,801
                                                    ------------   ------------
         Total Liabilities........................     8,211,951      9,832,214
                                                    ------------   ------------

SHAREHOLDERS' EQUITY:
Common stock......................................    15,123,658     15,018,392
Paid in capital..................................     29,702,414     27,992,916
Accumulated other comprehensive income............     7,930,180     10,918,088
Retained earnings.................................   195,654,314    211,565,023
Treasury stock....................................   (49,138,699)   (49,204,710)
                                                    ------------   ------------
  Total shareholders' equity......................   199,271,867    216,289,709
                                                    ------------   ------------
  Total liabilities and shareholders' equity......  $207,483,818   $226,121,923
                                                    ============   ============


                              STATEMENTS OF INCOME
                                (PARENT COMPANY)

                                               YEAR ENDED DECEMBER 31,
                                     ------------------------------------------
                                         2001           2000           1999
                                     ------------   ------------   ------------

REVENUES:
Cash dividends from subsidiary.......$ 12,550,000   $ 15,475,000   $ 19,175,000
Net investment and other income......      34,093         48,277         17,122
                                     ------------   ------------   ------------
                                       12,584,093     15,523,277     19,192,122
                                     ------------   ------------   ------------
EXPENSES:
Operating expenses...................   1,797,523      4,081,494      3,171,627
Income tax benefit...................    (861,278)      (913,651)      (567,028)
                                     ------------   ------------   ------------
                                          936,245      3,167,843      2,604,599
                                     ------------   ------------   ------------

Income before equity income..........  11,647,848     12,355,434     16,587,523
Equity in undistributed loss of
  subsidiaries....................... (24,786,841)   (17,857,548)      (174,262)
                                     ------------   ------------   ------------
NET INCOME (LOSS)....................$(13,138,993)   $(5,502,114)  $ 16,413,261
                                     ============    ===========   ============

            SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  NYMAGIC, INC.
                            STATEMENTS OF CASH FLOWS
                                (PARENT COMPANY)

                                                YEAR ENDED DECEMBER 31,
                                      ------------------------------------------
                                          2001           2000           1999
                                      ------------   ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).....................$(13,138,993)  $ (5,502,114) $ 16,413,261
                                      ------------   ------------   ------------

Adjustments to reconcile net income
  to cash provided by operating activities:

  Equity in undistributed earnings of
    subsidiaries......................  24,786,841     17,857,548       174,262
  Decrease (increase) in other assets.    (227,797)      (227,097)       13,604
  Decrease (increase) in due from
    subsidiaries......................  (2,484,879)    10,513,611      (538,297)
  (Decrease) Increase in other
    liabilities.......................  (1,157,300)       542,484       659,301
                                      ------------   ------------   -----------
Net cash provided by operating
  activities..........................   7,777,872     23,184,432    16,722,131

CASH FLOWS FROM INVESTING ACTIVITIES:
  Short term investments acquired.....     (15,201)    (3,562,344)   (7,767,122)
  Short term investments matured......   3,562,344      7,293,550            --
  Investment in subsidiaries..........  (9,810,687)   (11,575,066)           --
                                      ------------   ------------   ------------

Net cash used in investing activities.  (6,263,544)    (7,843,860)   (7,767,122)
                                      ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock issued and other   1,814,764         57,509       (93,503)
  Cash dividends paid to stockholders.  (3,687,519)    (3,721,755)   (3,875,319)
  Net repurchase of common stock......      66,011     (6,724,922)       22,442
  Proceeds from borrowings............   5,452,840             --            --
  Loan principal payments.............  (5,000,000)    (5,000,000)   (5,000,000)
                                      ------------   ------------   ------------
Net cash used in financing activities.  (1,353,904)   (15,389,168)   (8,946,380)
                                      ------------   ------------   ------------

Net increase (decrease) in cash.......     160,424        (48,596)        8,629

Cash at beginning of period ..........       7,149         55,745        47,116
                                      ------------   ------------   ------------

Cash at end of period.................$    167,573   $      7,149   $    55,745
                                      ============   ============   ===========

        The condensed financial information of NYMAGIC, INC. for the years ended December 31, 2001, 2000 and 1999 should be read in conjunction with the consolidated financial statements of NYMAGIC, INC. and subsidiaries and notes thereto.

                                       NYMAGIC, INC.
                        SCHEDULE V-VALUATION AND QUALIFYING ACCOUNTS
                           YEARS ENDED DECEMBER 31, 2001 AND 2000

-------------------------------------------------------------------------------
COLUMN A                 COLUMN B      COLUMN C       COLUMN D        COLUMN E
-------------------------------------------------------------------------------
DESCRIPTION              Balance at                                  Balance at
                         beginning                                    close of
                         of period      Additions     Deductions       period
--------------------------------------------------------------------------------

DECEMBER 31, 2001:
Allowance for
  doubtful accounts......$8,112,257    $11,027,039   $(1,082,896)   $18,056,400

DECEMBER 31, 2000:
Allowance for
  doubtful accounts......$8,321,388    $ 1,375,536   $(1,584,667)   $ 8,112,257

        The allowance for doubtful accounts on reinsurance receivables amounted to $17,606,400 and $7,662,257 at December 31, 2001 and 2000, respectively. The allowance for doubtful accounts on premiums and other receivables amounted to $450,000 at December 31, 2001 and 2000.


                                                         NYMAGIC, INC.
                    SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
                                                         (In thousands)


                                                                                                             CLAIMS AND CLAIMS
                                                                                                             EXPENSES INCURRED
                             DEFERRED    RESERVE FOR                                                            RELATED TO
AFFILIATION                   POLICY     UNPAID CLAIMS               UNEARNED       NET          NET       -------------------
   WITH                    ACQUISITION    AND CLAIMS                 PREMIUM      EARNED     INVESTMENT    CURRENT      PRIOR
 REGISTRANT                   COSTS        EXPENSES      DISCOUNT    RESERVE     PREMIUMS      INCOME        YEAR       YEARS
------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2001            $8,168        $534,189          --      $65,071      $84,633     $17,359      $78,221     $9,603
CONSOLIDATED SUBSIDIARIES

DECEMBER 31, 2000             5,354         411,267          --       60,436       75,448      18,014       76,425     (8,484)
CONSOLIDATED SUBSIDIARIES

DECEMBER 31, 1999             4,851         425,469          --       56,033       56,155      18,624       48,838    (12,183)
CONSOLIDATED SUBSIDIARIES


                             AMORTIZATION
                              OF DEFERRED
AFFILIATION                     POLICY       PAID CLAIMS
   WITH                       ACQUISITION     AND CLAIMS   PREMIUMS
 REGISTRANT                      COSTS         EXPENSES     WRITTEN
-------------------------------------------------------------------
DECEMBER 31, 2001               $16,083         $76,556     $89,692
CONSOLIDATED SUBSIDIARIES

DECEMBER 31, 2000                18,178          65,122      89,238
CONSOLIDATED SUBSIDIARIES

DECEMBER 31, 1999                11,077          53,379      56,106
CONSOLIDATED SUBSIDIARIES

                                  EXHIBIT INDEX

3.1. Form of Certificate of Incorporation. (Incorporated by reference to Exhibit 3-0 of Amendment No. 2 to the Registrant's Registration Statement No. 33-27665).

3.2.      Amended and Restated By-Laws. (Incorporated by reference to Exhibit
          3.3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission file No. 1-11238).)

10.2.1 Restated Management Agreement dated as of January 1, 1986, by and among Mutual Marine Office, Inc. and Arkwright-Boston Manufacturers Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to
          Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 2-88552).)

10.2.2. Amendment No. 2 to the Restated Management Agreement, dated as of December 30, 1988, by and among Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.2.2. of the Registrant's Current Report on Form 8-K dated January 6, 1989 (Commission File No. 2-88552).)

10.2.3. Amendment No. 3 to the Restated Management Agreement, dated as of December 31, 1990 by and among Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.2.3. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 3-27665).)

10.4.1 Restated Management Agreement dated as of January 1, 1986, by and among Mutual Inland Marine Office, Inc. and Arkwright-Boston Manufacturers Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 2-88552).)

10.4.2. Amendment No. 2 to the Restated Management Agreement, dated as of December 30, 1988, by and among Mutual Inland Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Incorporated by reference to Exhibit 10.4.2 of the Registrant's Current Report on Form 8-K, dated January 6, 1989 (Commission File No. 2-88552).)

10.4.3. Amendment No. 3 to the Restated Management Agreement, dated as of December 31, 1990, by and among Mutual Inland Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.4.3. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 3-27665).)

10.6.1 Restated Management Agreement dated as of January 1, 1986, by and among Mutual Marine Office of the Midwest, Inc. and Arkwright-Boston Manufacturers Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 2-88552).)

10.6.2. Amendment No. 2 to the Restated Management Agreement dated as of December 30, 1988, by and among Mutual Marine Office of the Midwest, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.6.2 of the Registrant's Current Report on Form 8-K, dated January 6, 1989 (Commission File No. 2-88552).)

10.6.3. Amendment No. 3 to the Restated Management Agreement dated as of December 31, 1990, by and among Mutual Marine Office of the Midwest, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.6.3. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 3-27665).)

10.8.1 Restated Management Agreement dated as of January 1, 1986, by and among Pacific Mutual Marine Office, Inc. and Arkwright-Boston Manufacturers Mutual Insurance Company, Lumber Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 2-88552).)

10.8.2. Amendment No. 2 to the Restated Management Agreement dated as of December 30, 1988, by and among Pacific Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Lumber Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.8.2 of the Registrant's Current Report on Form 8-K, dated January 6, 1989 (Commission File No. 2-88552).)

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

10.9. 1991 Stock Option Plan. (Incorporated by reference as Exhibit A to the Registrant's Proxy Statement for its 1991 Annual Meeting of Shareholders (Commission File No. 1-11238).)

10.10.    Form of Indemnification Agreement. (Incorporated by reference to
          Exhibit 10.10 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-11238).)

10.11.    1999 NYMAGIC, INC. Phantom Stock Plan. (Incorporated by reference to
          Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-11238).)

10.12. Executive Severance Pay Plan, effective as of January 31, 2000, for the benefit of Lawrence S. Davis. (Incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-11238).)

21.       Subsidiaries of the Registrant.

23.       Consent of KPMG LLP.