Form 10-Q
period 2002-03-31
NYMAGIC INC
filed 2002-05-15
CIK 847431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarterly Period Ended            MARCH 31, 2002
                          ------------------------------------------------------

Commission file number                  1-11238
                      ----------------------------------------------------------

                                  NYMAGIC, INC.
             (Exact name of registrant as specified in its charter)


          NEW YORK                                    13-3534162
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                  330 MADISON AVENUE, NEW YORK, NEW YORK 10017
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (212) 551-0600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X    No
   -----    -----


   On April 1, 2002 there were 9,275,832 shares of the Registrant's common stock, $1.00 par value, outstanding.

                           FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements concerning the Company's operations, economic performance and financial condition, including, in particular, the likelihood of the Company's success in developing and expanding its business. Any forward-looking statements concerning the Company's operations, economic performance and financial condition contained herein, including statements related to the outlook for the Company's performance in 2002 and beyond, are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based upon a number of assumptions and estimates which inherently are subject to uncertainties and contingencies, many of which are beyond the control of the Company. Some of these assumptions may not materialize and unanticipated events may occur that could cause actual results to differ materially from such statements. These include, but are not limited to, the cyclical nature of the insurance and reinsurance industry, premium rates, the estimation of loss reserves and loss reserve development, the uncertainty surrounding the loss amounts related to the attacks of September 11, 2001, net loss retention, the effect of competition, the ability to collect reinsurance receivables, the availability and cost of reinsurance, and changes in the ratings assigned to the Company by rating agencies. These risks could cause actual results to differ materially from those expressed in any forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements unless required by law.

Such statements are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings, cash flows, plans for future operations, common stockholders' equity, investments, capital plans, dividends, plans relating to products or services as well as assumptions of any of the foregoing and are generally expressed with words such as "believes," "estimates," "expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have" and similar expressions. We undertake no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports to the Securities and Exchange Commission including, but not limited to, the Company's 10-Q and 8-K reports.

                                  NYMAGIC, INC.
                                      INDEX

                                                                        PAGE NO.
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Consolidated Balance Sheets
        March 31, 2002 and December 31, 2001                                2

     Consolidated Statements of Income
        Three months ended March 31, 2002 and
        March 31, 2001                                                      3

     Consolidated Statements of Cash Flows
        Three months ended March 31, 2002 and
          March 31, 2001                                                    4

     Notes to Consolidated Financial Statements                             5

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           7

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk   10

PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings                                            11

     Item 2.  Changes in Securities and Use of Proceeds                    11

     Item 3.  Defaults Upon Senior Securities                              11

     Item 4.  Submission of Matters to a Vote of Security Holders          11

     Item 5.  Other Information                                            11

     Item 6.  Exhibits and Reports on Form 8-K                             11

                         PART I - FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS

                                  NYMAGIC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       MARCH 31,    DECEMBER 31,
                                                          2002          2001
                                                       ---------    ------------

                                     ASSETS
Investments:
Fixed maturities available for sale,
   at fair value (amortized cost
   $314,195,334 and $250,861,503)                  $314,833,373    $254,485,045
Equity securities available for sale,
   at fair value (cost $38,851,327 and
    $38,930,182)                                     46,888,370      46,257,871
Short-term investments                               26,987,206      65,423,833
                                                   ------------    ------------
   Total investments                                388,708,949     366,166,749
                                                   ------------    ------------
Cash                                                    774,429       2,881,077
Accrued investment income                             4,152,286       4,247,031
Premiums and other receivables, net                  64,577,082      74,893,585
Reinsurance receivables                             357,013,304     361,748,784
Deferred policy acquisition costs                     7,646,041       8,167,663
Prepaid reinsurance premiums                         17,811,488      18,786,075
Deferred income taxes                                12,840,168      12,787,627
Property, improvements and equipment, net             1,010,516       1,091,449
Other assets                                          5,829,894       6,226,696
                                                   ------------    ------------
   Total assets                                    $860,364,157    $856,996,736
                                                   ============    ============

                                   LIABILITIES

Unpaid losses and loss adjustment expenses         $531,617,558    $534,189,062
Reserve for unearned premiums                        63,561,409      65,070,990
Ceded reinsurance payable                            30,356,856      27,393,696
Notes payable                                         6,661,253       7,911,253
Other liabilities                                    27,520,929      23,159,868
                                                   ------------    ------------
   Total liabilities                                659,718,005     657,724,869
                                                   ------------    ------------

                              SHAREHOLDERS' EQUITY
Common stock                                         15,131,658      15,123,658
Paid-in capital                                      29,820,672      29,702,414
Accumulated other comprehensive income                6,509,852       7,930,180
Retained earnings                                   198,322,669     195,654,314
                                                   ------------    ------------
                                                    249,784,851     248,410,566
Treasury stock, at cost,
   5,855,826 and 5,855,826 shares                   (49,138,699)    (49,138,699)
                                                   ------------    -------------

   Total shareholders' equity                       200,646,152     199,271,867
                                                   ------------    ------------
   Total liabilities and shareholders' equity      $860,364,157    $856,996,736
                                                   ============    ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  NYMAGIC, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                        -------------------
                                                        2002          2001
                                                        ----          -----
REVENUES:

Net premiums earned                                 $27,136,573     $20,489,486
Net investment income                                 3,947,590       4,749,822
Realized investment gains (losses)                     (587,138)      2,179,852
Commission and other income                             157,559         506,017
                                                    -----------     -----------
      Total revenues                                 30,654,584      27,925,177
                                                    -----------     -----------

EXPENSES:

Net losses and loss adjustment expenses incurred     17,712,172      15,523,963
Policy acquisition expenses                           4,655,691       4,432,632
General and administrative expenses                   4,344,637       4,435,338
Interest expense                                        165,166         161,451
                                                    -----------     -----------

      Total expenses                                 26,877,666      24,553,384
                                                    -----------     -----------

Income before income taxes                            3,776,918       3,371,793
                                                    -----------     -----------
Income taxes:
   Current                                              378,554         737,215
   Deferred                                             730,009         885,199
                                                    -----------     -----------
      Total income taxes                              1,108,563       1,622,414
                                                    -----------     -----------

   Net income                                       $ 2,668,355     $ 1,749,379
                                                    ===========     ===========

Weighted average shares of common stock
   outstanding-basic                                  9,270,476     $ 9,182,978

   Basic earnings per share                         $       .29     $       .19
                                                    ===========     ===========

Weighted average shares of common stock
   outstanding-diluted                                9,295,223       9,203,551

   Diluted earnings per share                       $       .29     $       .19
                                                    ===========     ===========

   Dividends declared per share                     $       ---     $       .10
                                                    ===========     ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  NYMAGIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                         --------------------
                                                         2002            2001
                                                         ----            ----
Cash flows from operating activities:
   Net income                                      $  2,668,355   $   1,749,379
                                                   ------------   -------------
Adjustments to reconcile net income to
 net cash provided by (used in) operating activities:
   Provision for deferred taxes                         730,009         885,199
   Realized investment (gains) losses                   587,138      (2,179,852)
   Net bond amortization                                390,444         198,944
   Depreciation and other, net                           90,919         100,162

Changes in:
   Premiums and other receivables                    10,316,503       7,399,104
   Reinsurance receivables                            4,735,480      (2,464,667)
   Ceded reinsurance payable                          2,963,160        (374,144)
   Accrued investment income                             94,745         273,254
   Deferred policy acquisition costs                    521,622         (43,748)
   Prepaid reinsurance premiums                         974,587        (161,359)
   Other assets                                         396,802      (3,063,463)
   Unpaid losses and loss adjustment expenses        (2,571,504)     (2,562,079)
   Reserve for unearned premiums                     (1,509,581)     (7,092,918)
   Other liabilities                                  4,361,061         849,458
   Other                                                 32,981        (325,409)
                                                   ------------   -------------
      Total adjustments                              22,114,366      (8,561,518)
                                                   ------------   -------------

Net cash provided by (used in) operating activities  24,782,721      (6,812,139)
                                                   ------------   -------------

Cash flows from investing activities:
   Fixed maturities acquired                        (92,309,714)    (71,644,331)
   Equity securities acquired                        (4,387,375)     (8,080,917)
   Fixed maturities  matured                          4,304,188       6,669,670
   Fixed maturities  sold                            23,975,154      71,370,146
   Equity securities sold                             4,226,754      13,959,607
   Net (purchase) sale of short-term investments     38,435,352      (1,446,448)
   Acquisition of property, equipment
      and improvements                                   (9,986)        (36,774)
                                                   ------------   -------------
Net cash provided by (used in) investing activities (25,765,627)     10,790,953
                                                   ------------   -------------

Cash flows from financing activities:
   Proceeds from stock issuance and other               126,258         596,674
   Cash dividends paid                                      ---        (915,803)
   Loan principal repayments                         (1,250,000)     (1,250,000)
                                                   ------------   -------------
Net cash used in financing activities                (1,123,742)     (1,569,129)
                                                   ------------   -------------

Net increase (decrease) in cash                      (2,106,648)      2,409,685
Cash at beginning of period                           2,881,077         552,322
                                                   ------------   -------------
Cash at end of period                              $    774,429   $   2,962,007
                                                   ============   =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  NYMAGIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary for a fair presentation of results for such periods. Adjustments to financial statements consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2) The Company's subsidiaries include two domestic insurance companies, three domestic agency subsidiaries, and MMO London, which includes the operations of MMO EU, Ltd. and MMO UK Ltd.


   The financial information by segment is as follows:

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                ---------------------
                                                                 2002          2001
                                                                -------       -------
                                                                     (in thousands)
    Revenues, excluding net investment income and
     realized gains:
        Domestic Insurance Companies/Agencies             $   24,992              $   16,831
        MMO London                                             2,302                   4,165
        Other (includes corporate operations and
            consolidating adjustments)                           ---                     ---
                                                          ----------              ----------
        Total                                             $   27,294                $ 20,996
                                                          ==========              ==========

    Net investment income:
        Domestic Insurance Companies/Agencies             $    3,814              $    4,442
        MMO London                                               133                     294
        Other (includes corporate operations and
            consolidating adjustments)                             1                      14
                                                          ----------              ----------
        Total                                             $    3,948              $    4,750
                                                          ==========              ==========

    Realized gains (losses) on investments:
        Domestic Insurance Companies/Agencies             $     (586)             $    2,174
        MMO London                                                (1)                    ---
        Other (includes corporate operations and
            consolidating adjustments)                           ---                       6
                                                          ----------              ----------
        Total                                             $     (587)             $    2,180
                                                          ==========              ==========

    Income (loss) before tax expense:
        Domestic Insurance Companies/Agencies             $    4,306              $    4,779
        MMO London                                               (26)                 (1,124)
        Other (includes corporate operations and
            consolidating adjustments)                          (503)                   (283)
                                                          ----------              ----------
        Total                                             $    3,777              $    3,372
                                                          ==========              ==========



                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                     2002                   2001
                                                                  ---------             ---------
                                                                           (in thousands)
     Income tax expense (benefit):
         Domestic Insurance Companies/Agencies                   $    1,265            $    1,565
         MMO London                                                      22                   154
         Other (includes corporate operations and
               consolidating adjustments)                              (178)                  (97)
                                                                  ----------            ----------
         Total                                                   $    1,109            $    1,622
                                                                  ==========            ==========

     Net income (loss):
         Domestic Insurance Companies/Agencies                   $    3,041            $    3,214
         MMO London                                                     (48)               (1,278)
         Other (includes corporate operations and
               consolidating adjustments)                              (325)                 (187)
                                                                  ----------            ----------
         Total                                                   $    2,668            $    1,749
                                                                  ==========            ==========


3)   The Company's comparative comprehensive income is as follows:

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                     2002                   2001
                                                                  ---------             ---------
                                                                           (in thousands)

     Net income                                                   $   2,668           $     1,749
     Other comprehensive loss, net of tax:
        Unrealized losses on securities, net of
           deferred tax benefits of $988 and $994                    (1,835)               (1,845)
        Less: reclassification adjustment for
           (losses) gains realized in net income, net of
           tax benefit (expense) of $205 and $(763)                    (382)                1,417
        Foreign currency translation adjustment                          33                  (325)
                                                                     ---------        ------------
                        Other comprehensive loss                     (1,420)               (3,587)
                                                                     -------               -------

     Total comprehensive income (loss)                               $1,248           $    (1,838)
                                                                      =====                =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

      The Company specializes in underwriting ocean marine, inland marine, aircraft and other liability insurance through insurance pools managed by MMO, PMMO, and Midwest (collectively referred to as "MMO and affiliates") since 1964. The Company announced in a press release, dated March 14, 2002, that it will withdraw from writing any new or renewal aircraft policy, effective after March 31, 2002.

      In addition to managing the insurance pools, the Company participates in the risks underwritten for the pools through New York Marine and Gotham. All premiums, losses and expenses are pro-rated among pool members in accordance with their pool participation percentages.

      In 1997, the Company formed MMO EU as a holding company for MMO UK, which operates as a limited liability corporate vehicle to provide capacity, or the ability to underwrite a certain amount of business, for syndicates within Lloyd's of London. In 1997, the Company acquired ownership of a company, which was subsequently renamed MMO Underwriting Agency, Ltd. and commenced underwriting in 1998 as a Lloyd's managing agency for the Company's wholly owned subsidiary MMO UK, which provided 100% of the capacity for Syndicate 1265. In 2000, the Company sold MMO Underwriting Agency Ltd. in exchange for a minority interest in Cathedral Capital PLC and Syndicate 1265 was placed into runoff. In 2001, MMO UK provided approximately $13.6 million, or 11.2%, of the capacity for Syndicate 2010, which is managed by Cathedral Capital. In 2002, MMO UK will not be providing capacity to any Lloyd's syndicate. MMO EU, MMO UK, Syndicate 1265 and Syndicate 2010 are collectively hereinafter referred to as "MMO London".

RESULTS OF OPERATIONS

      Net income for the three months ended March 31, 2002, was $2.7 million or $.29 per share on a diluted basis compared with $1.7 million or $.19 per diluted share for the first quarter of 2001. Operating income, which excludes the effects of realized investment gains or losses after taxes, was $3.0 million, or $.33 per diluted share, for the first quarter of 2002, as compared with $332,000, or $.04 per diluted share, for the same period of the prior year.

      Net premiums earned grew by 32% to $27.1 million for the first quarter of 2002 when compared to the same period of the prior year.


NYMAGIC NET PREMIUMS WRITTEN
    BY LINE OF BUSINESS                                  THREE MONTHS ENDED MARCH 31,
----------------------------                      -------------------------------------------
                                                         2002                    2001
                                                  -------------------------------------------
                                                          (Dollars in thousands)

Ocean marine (a)....................              $14,002        53%            $8,014        61%
Inland marine/fire..................                  538         2%                85         1%
Aircraft............................                9,351        35%            (1,069)       (8%)
Other liability.....................                2,758        10%             2,077        16%
Other (b)...........................                  (47)       --              4,128        30%
                                                  -----------------------------------------------
Total...............................              $26,602       100%           $13,235       100%
                                                  ===============================================


NYMAGIC NET PREMIUMS EARNED
    BY LINE OF BUSINESS                                  THREE MONTHS ENDED MARCH 31,
----------------------------                      -------------------------------------------
                                                         2002                   2001
                                                  -------------------------------------------
                                                           (Dollars in thousands)

Ocean marine (c)....................              $12,444        46%           $11,317        55%
Inland marine/fire..................                  463         2%               114         1%
Aircraft............................               11,309        41%             6,437        31%
Other liability.....................                1,364         5%             1,286         6%
Other (d)...........................                1,557         6%             1,335         7%
                                                  -----------------------------------------------

Total...............................              $27,137       100%           $20,489       100%
                                                  ===============================================


(a) Includes net premiums written from MMO London of $367 and $(1,610)for 2002 and 2001, respectively.

(b) Includes net premiums written from MMO London of $9 and $4,017 for 2002 and 2001, respectively.

(c) Includes net premiums earned from MMO London of $674 and $2,840 for 2002 and 2001, respectively.

(d) Includes net premiums earned from MMO London of $1,606 and $1,244 for 2002 and 2001, respectively.


      The domestic insurance companies/agencies segment reported an increase of 52% in premiums earned for the three months ended March 31, 2002 to $24.9 million as compared to $16.4 million for the same period of the prior year primarily as a result of rate increases across all lines of business and new production opportunities. Net premiums earned by line of business within this segment are listed as follows:

      Ocean marine net premiums earned and net premiums written grew by 39% and 42%, respectively, in the first quarter of 2002 when compared to the same period of the prior year and reflect larger marine rates, particularly in the rig class, and additional production in the hull class. The Company believes ocean marine premiums will grow during the year as the pricing environment is expected to remain strong.

      Aircraft net premiums earned grew 76% as a result of rate increases despite a reduction in policy count from the prior year's first quarter. Part of this increase was attributable to premium surcharges for terrorism coverage after September 11, 2001. The Company recorded approximately $11.4 million in gross premiums written from such premium surcharges in 2002. No assurance can be given as to the continuance or renewal of such premium in the future. In addition, net premiums written are expected to decline in subsequent periods in the aircraft line as the Company is not planning to write new or renewal aircraft policies subsequent to March 31, 2002.

      Other liability net premiums earned rose in 2002 due to new production opportunities arising from policies covering errors and omissions/professional liability risks, additional production in existing classes and larger premium rates on policy renewals. The first quarter of 2001 reflected premiums earned from an assumed auto liability reinsurance treaty which subsequently was not renewed.

      Inland marine/fire premiums earned increased in 2002 over the prior year due to additional premium volume, a program insuring excess and surplus lines property risks and improved pricing.

      Premiums earned from MMO London were down in 2002 by 44% to $2.3 million from $4.1 million in the prior year's first quarter and reflected reduced capacity for premium writings at Lloyd's. Premiums earned are expected to further decrease in MMO London during 2002 as the Company will not be providing capacity (the ability to write premiums) to any Lloyd's syndicate for the 2002 underwriting year.

      Net losses and loss adjustment expenses incurred as a percentage of net premiums earned (the loss ratio) were 65.3% for the three months ended March 31, 2002 as compared to 75.8% for the same period of the prior year. The domestic insurance companies reported lower overall loss ratios in 2002 as a result of a decrease in the frequency and severity of losses in the aircraft line. In addition, losses from the underwriting operations of MMO London contributed to the higher overall loss ratios in the prior year.

      Policy acquisition costs as a percentage of net premiums earned for the three months ended March 31, 2002 were 17.2% as compared with 21.6% for the same period of the prior year. The decrease was primarily attributable to a lower aircraft expense ratio as much of the premium surcharges were recorded with a nominal processing charge.

      Net investment income for the three months ended March 31, 2002 decreased by 17% to $3.9 million from $4.7 million in the same period of the prior year. The decrease reflects a lower investment yield on new investment purchases as well as a larger position in tax exempt securities in 2002.

      General and administrative expenses decreased by 2% to $4.3 million in 2002 as compared to $4.4 million in the first quarter of 2001. The decrease is attributable to lower operating expenses in the current year derived from MMO London.

      Interest expense increased 2% to $165,000 for the three months ended March 31, 2002 as compared to $161,000 primarily as a result of higher interest rates.

      Realized investment losses were $587,000 for the three months ended March 31, 2002 as compared to realized investment gains of $2.2 million for the same period of the prior year. The sale of fixed maturities led to realized losses in the current year and realized gains in the prior year.

      Total income taxes as a percentage of income before taxes decreased to 29.4% in 2002 from 48.1% in 2001. The decline in the percentage is principally the result of the prior year reflecting increases in the valuation account for deferred income taxes with respect to loss carryforwards. The decline also reflects increases in tax exempt income in the current year.

LIQUIDITY AND CAPITAL RESOURCES

      Total investments increased to $388.7 million at March 31, 2002 and included $27.8 million in cash and short-term investments. The increase is due in large part to net cash provided by operating activities of $24.8 million during the first quarter of 2002 and reflects increases in net premiums written and declines in net loss payments.

      There were no repurchases made of the Company's common stock during the first quarter of 2002.

      The Company adheres to investment guidelines as prescribed by the finance committee of the Board of Directors. The Company believes that such guidelines were conservatively designed to provide the Company with adequate capital protection and sufficient liquidity to meet existing obligations. The Company anticipates that its cash and cash equivalents as of March 31, 2002 should be sufficient to meet its liquidity requirements as of that date for the foreseeable future.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The investment portfolio has exposure to market risks which includes the effect of adverse changes in interest rates, credit quality, equity prices and foreign exchange rates on the portfolio. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Foreign currency risk includes exposure to changes in foreign exchange rates on the market value and interest income of foreign denominated investments. Equity risk includes the potential loss from changes in the fair value of equity securities. With the exception of changes in the market value of the Company's equity securities and fixed maturities, there have been no material changes to the Company's exposure to market risks during the quarter ended March 31, 2002, as compared to those disclosed in the Company's financial statements for the year ended December 31, 2001.

                           PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

       There are no material suits or claims pending or, to the best of the Company's knowledge, threatened against the Company.

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. - OTHER INFORMATION

        Not applicable.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     None

(b)  Reports on Form 8-K
     The Company filed no reports on Form 8-K for the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NYMAGIC, INC.
                             ----------------------
                                  (REGISTRANT)


Date:      May 15, 2002                                /s/ Robert W. Bailey
           ------------                              -------------------------
                                                      Robert W. Bailey
                                                      (Chief Executive Officer)



                                                      /s/ Thomas J. Iacopelli
                                                     -------------------------
                                                      Thomas J. Iacopelli
                                                     (Chief Financial Officer)