Form 10-Q
period 2002-06-30
NYMAGIC INC
filed 2002-08-14
CIK 847431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarterly Period Ended              JUNE 30, 2002
                     -----------------------------------------------------------

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

Yes [X]        No [ ]


     On July 1, 2002 there were 9,276,398 shares of the Registrant's common stock, $1.00 par value, outstanding.

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

                                  NYMAGIC, INC.
                                      INDEX

PART I. FINANCIAL INFORMATION                                           PAGE NO.

       Item 1.  Financial Statements

       Consolidated Balance Sheets
           June 30, 2002 and December 31, 2001                                2

       Consolidated Statements of Income
           Six months ended June 30, 2002 and
           June 30, 2001                                                      3

       Consolidated Statements of Income
           Three months ended June 30, 2002 and
           June 30, 2001                                                      4

       Consolidated Statements of Cash Flows
           Six months ended June 30, 2002 and
           June 30, 2001                                                      5

       Notes to Consolidated Financial Statements                             6

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           9

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk   13


PART II.        OTHER INFORMATION

       Item 1.   Legal Proceedings                                           14

       Item 2.   Changes in Securities and Use of Proceeds                   14

       Item 3.   Defaults Upon Senior Securities                             14

       Item 4.   Submission of Matters to a Vote of Security Holders         14

       Item 5.   Other Information                                           15

       Item 6.   Exhibits and Reports on Form 8-K                            15

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                  NYMAGIC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                  JUNE 30,        DECEMBER 31,
                                               ---------------------------------
                                                   2002               2001
                                                   ----               ----

                                     ASSETS

Investments:
Fixed maturities available for sale
    at fair value (amortized cost
    $308,538,140 and $250,861,503)              $316,656,919    $254,485,045
Equity securities available for sale
    at fair value (cost $37,889,644
    and $38,930,182)                              42,987,821      46,257,871
Short-term investments                            30,962,906      65,423,833
                                                -------------   -------------
    Total investments                            390,607,646     366,166,749
                                                -------------    ------------
Cash                                                 828,360       2,881,077
Accrued investment income                          5,022,253       4,247,031
Premiums and other receivables, net               72,349,531      74,893,585
Reinsurance receivables                          350,746,234     361,748,784
Deferred policy acquisition costs                  8,205,835       8,167,663
Prepaid reinsurance premiums                      11,742,950      18,786,075
Deferred income taxes                             11,959,955      12,787,627
Property, improvements and equipment, net            908,939       1,091,449
Other assets                                       5,078,614       6,226,696
                                                ------------    -------------
    Total assets                                $857,450,317    $856,996,736
                                                ============    ============

                                   LIABILITIES

Unpaid losses and loss adjustment expenses      $530,692,599    $534,189,062
Reserve for unearned premiums                     58,731,445      65,070,990
Ceded reinsurance payable                         26,922,366      27,393,696
Notes payable                                      6,661,253       7,911,253
Other liabilities                                 29,053,451      23,159,868
                                                ------------    ------------
    Total liabilities                            652,061,114     657,724,869
                                                ------------    ------------

                              SHAREHOLDERS' EQUITY

Common stock                                      15,132,224      15,123,658
Paid-in capital                                   29,828,711      29,702,414
Accumulated other comprehensive income             9,206,338       7,930,180
Retained earnings                                200,360,629     195,654,314
                                                ------------    ------------
                                                 254,527,902     248,410,566
Treasury stock, at cost,
    5,855,826 and 5,855,826 shares               (49,138,699)    (49,138,699)
                                                -------------   -------------

    Total shareholders' equity                   205,389,203     199,271,867
                                                ------------    ------------
    Total liabilities and shareholders' equity  $857,450,317    $856,996,736
                                                ============    ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  NYMAGIC, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     SIX MONTHS ENDED JUNE 30,
                                                  ------------------------------
                                                     2002               2001
                                                     ----               ----
REVENUES:

Net premiums earned                               $57,243,831        $37,005,422
Net investment income                               7,890,705          9,325,937
Net realized investment gains (losses)             (2,771,393)           618,451
Commission and other income                         1,375,400          3,214,804
                                                  ------------      ------------
         Total revenues                            63,738,543         50,164,614
                                                  ------------      ------------

EXPENSES:

Net losses and loss adjustment expenses incurred   37,122,775         29,495,340
Policy acquisition expenses                         9,303,364          7,931,784
General and administrative expenses                10,353,861          8,545,165
Interest expense                                      278,098            288,442
                                                  -----------       ------------

         Total expenses                            57,058,098         46,260,731
                                                  -----------       ------------

Income before income taxes                          6,680,445          3,903,883
                                                  -----------       ------------
Income taxes:
     Current                                        1,939,463          1,060,584
     Deferred                                          34,667          1,057,528
                                                  -----------       ------------
         Total income taxes                         1,974,130          2,118,112
                                                  -----------       ------------

     Net income                                   $ 4,706,315       $  1,785,771
                                                  ===========       ============

Weighted average shares of common stock
 outstanding-basic                                  9,273,310          9,202,238

     Basic earnings per share                     $       .51       $        .19
                                                  ===========       ============

Weighted average shares of common stock
 outstanding-diluted                                9,292,383         9,225,645

     Diluted earnings per share                   $       .51       $        .19
                                                  ===========       ============


     Dividends declared per share                 $       .00       $        .20
                                                  ===========       ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  NYMAGIC, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED JUNE 30,
                                                     ---------------------------
                                                        2002            2001
                                                        ----            ----
REVENUES:

Net premiums earned                                  $30,107,258    $16,515,936
Net investment income                                  3,943,115      4,576,115
Net realized investment losses                        (2,184,255)    (1,561,401)
Commission and other income                            1,217,841      2,708,787
                                                     ------------   ------------

         Total revenues                               33,083,959     22,239,437
                                                     ------------   ------------

EXPENSES:

Net losses and loss adjustment expenses incurred      19,410,603     13,971,377
Policy acquisition expenses                            4,647,673      3,499,152
General and administrative expenses                    6,009,224      4,109,827
Interest expense                                         112,932        126,991
                                                     -----------    ------------

         Total expenses                               30,180,432     21,707,347
                                                     -----------    ------------

Income before income taxes                             2,903,527        532,090
                                                     -----------    ------------
Income taxes:
     Current                                           1,560,909        323,369
     Deferred                                           (695,342)       172,329
                                                     -----------    ------------
         Total income taxes                              865,567        495,698
                                                     -----------    ------------


     Net income                                      $ 2,037,960    $    36,392
                                                     ===========    ============

Weighted average shares of common stock
 outstanding-basic                                     9,276,112      9,221,506

     Basic earnings per share                        $       .22    $       .00
                                                     ===========    ============

Weighted average shares of common stock
 outstanding-diluted                                   9,296,407      9,247,797

     Diluted earnings per share                      $       .22    $       .00
                                                     ===========    ============

     Dividends declared per share                    $      .00     $       .10
                                                     ===========    ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  NYMAGIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      SIX MONTHS ENDED JUNE 30,
                                                   -----------------------------
                                                      2002              2001
                                                      ----              ----
Cash flows from operating activities:
     Net income                                    $ 4,706,315      $ 1,785,771
                                                   -----------      ------------
     Adjustments to reconcile net income to
     net cash provided by (used in) operating
     activities:
     Provision for deferred taxes                       34,667        1,057,528
     Net realized investment losses (gains)          2,771,393         (618,451)
     Net bond amortization                             861,200          382,485
     Depreciation and other, net                       202,375          204,407

     Changes in:
     Premiums and other receivables                  2,544,054       (2,468,450)
     Reinsurance receivables                        11,002,550       16,272,147
     Ceded reinsurance payable                        (471,330)      (2,028,480)
     Accrued investment income                        (775,222)         228,371
     Deferred policy acquisition costs                 (38,172)        (550,921)
     Prepaid reinsurance premiums                    7,043,125          362,421
     Other assets                                    1,148,082       (3,339,106)
     Unpaid losses and loss adjustment expenses     (3,496,463)     (20,551,653)
     Reserve for unearned premiums                  (6,339,545)     (10,168,726)
     Other liabilities                               5,893,583        2,811,294
     Other                                            (196,563)         139,751
                                                   ------------     ------------
         Total adjustments                          20,183,734      (18,267,383)
                                                   ------------     ------------

Net cash provided by (used in) operating
 activities                                         24,890,049      (16,481,612)
                                                   ------------     ------------
Cash flows from investing activities:
     Fixed maturities acquired                    (115,513,731)    (110,700,002)
     Equity securities acquired                     (9,053,126)     (12,861,149)
     Fixed maturities matured                        4,771,241       12,282,382
     Fixed maturities sold                          50,860,611      108,992,647
     Equity securities sold                          8,664,371       17,114,242
     Net sale of short-term investments             34,462,870        4,995,494
     Acquisition of property, improvements
      and equipment                                    (19,865)        (193,088)
                                                  -------------     ------------
Net cash provided by (used in)
 investing activities                              (25,827,629)      19,630,526
                                                  -------------     ------------

Cash flows from financing activities:
     Proceeds from stock issuance and other            134,863        1,655,271
     Cash dividends paid to stockholders              -----          (1,835,503)
     Net sale of common stock                         -----              66,011
     Loan principal repayments                      (1,250,000)      (2,500,000)
                                                   ------------     ------------
Net cash used in financing activities               (1,115,137)      (2,614,221)
                                                   ------------     ------------

Net increase (decrease) in cash                     (2,052,717)         534,693
Cash at beginning of period                          2,881,077          552,322
                                                   ------------     ------------
Cash at end of period                              $   828,360      $ 1,087,015
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


     The financial information by segment is as follows:

                                            SIX MONTHS ENDED  THREE MONTHS ENDED
                                                JUNE 30,            JUNE 30,
                                            ----------------  ------------------
                                             2002     2001     2002       2001
                                             ----     ----     ----       ----
                                                        (in thousands)

Revenues, excluding net investment
 income and net realized investment
 gains (losses):
  Domestic Insurance Companies/Agencies     $55,674  $33,974   $30,682   $17,143
  MMO London                                  2,945    6,246       643     2,082
  Other (includes corporate operations and
   consolidating adjustments)                  --       --        --       --
                                            -------  -------   -------   -------
      Total                                 $58,619  $40,220   $31,325   $19,225
                                            =======  =======   =======   =======


                                  NYMAGIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


                                                     SIX MONTHS ENDED   THREE MONTHS ENDED
                                                          JUNE 30,           JUNE 30,
                                                   ------------------   ------------------
                                                     2002      2001      2002      2001
                                                     ----      ----      ----      ----
                                                                (in thousands)

Net investment income:
      Domestic Insurance Companies/Agencies        $ 7,623   $ 8,782    $ 3,809   $ 4,339
      MMO London                                       244       526        110       233
      Other (includes corporate operations and
        consolidating adjustments)                      24        18         24         4
                                                   --------  --------   --------  --------
      Total                                        $ 7,891   $ 9,326    $ 3,943   $ 4,576
                                                   ========  ========   ========  ========

Net realized investment gains (losses):
      Domestic Insurance Companies/Agencies        $(2,321)  $   487    $(1,735)  $(1,686)
      MMO London                                      (450)      126       (449)      125
      Other (includes corporate operations and
        consolidating adjustments)                     --          5        --        --
                                                   --------  --------   --------  --------
      Total                                        $(2,771)  $   618    $(2,184)  $(1,561)
                                                   ========  ========   ========  ========

Income (loss) before tax expense:
      Domestic Insurance Companies/Agencies        $ 8,491   $ 7,394    $ 4,185   $ 2,615
      MMO London                                      (501)   (2,590)      (475)   (1,466)
      Other (includes corporate operations and
        consolidating adjustments)                  (1,310)     (900)      (806)     (617)
                                                   --------  --------   --------  --------
      Total                                        $ 6,680   $ 3,904    $ 2,904   $   532
                                                   ========  ========   ========  ========

Income tax expense (benefit):
      Domestic Insurance Companies/Agencies        $ 2,511   $ 2,321    $ 1,246   $   757
      MMO London                                      (118)      100       (140)      (54)
      Other (includes corporate operations and
        consolidating adjustments)                    (419)      (303)     (240)      (207)
                                                   --------  --------   --------  --------
      Total                                        $ 1,974   $ 2,118    $   866   $   496
                                                   ========  ========   ========  ========

Net income (loss):
      Domestic Insurance Companies/Agencies        $ 5,980   $ 5,073    $ 2,939   $ 1,858
      MMO London                                      (383)   (2,690)      (335)   (1,412)
      Other (includes corporate operations and
          consolidating adjustments)                  (891)     (597)      (566)     (410)
                                                   --------  --------   --------  --------
      Total                                        $ 4,706   $ 1,786    $ 2,038   $    36
                                                   ========  ========   ========  ========

                                  NYMAGIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


3)   The Company's comparative comprehensive income is as follows:

                                                                 SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                                      JUNE 30,                              JUNE 30,
                                                             ------------------------         --------------------------
                                                                 2002         2001               2002         2001
                                                                 ----         ----               ----         ----
                                                                                    (in thousands)


     Net income                                              $    4,706    $   1,786          $   2,038    $      36
     Other comprehensive income (loss), net of tax:
        Unrealized gains (losses) on securities, net of
           deferred tax benefit (expense) of
           $177, $1,109 and $(811), $115                           (328)      (2,060)             1,506         (214)
        Less: reclassification adjustment for
           gains (losses) realized in net income, net of
           tax benefit (expense) of
           $970, $(216) and $764, $546                           (1,801)         402             (1,420)      (1,015)
        Foreign currency translation adjustment                    (197)         140               (230)         465
                                                             -----------   -----------        ----------   ----------
                  Other comprehensive income (loss)               1,276       (2,322)             2,696        1,266
                                                             -----------   -----------        ----------   ----------
     Total comprehensive income (loss)                       $    5,982    $    (536)         $   4,734    $   1,302
                                                             ===========   ===========        ==========   ==========


4) Note payable. On June 27, 2002, the Company entered into a credit agreement with a bank. The agreement combined the Company's existing credit agreements together with a facility to fund future cash draw downs on the Company's issued letter of credit (approximately $15.3 million at June 30, 2002). The interest rate on the loan is fixed, at the Company's option, for a period of one to six months. The interest rate is equal to the bank's Adjusted London Interbank Offered Rate at the time of the interest rate adjustment period plus 2.5%. Principal repayments are to be paid quarterly in equal installments of $2,000,000, except for a payment of $2,500,000 on September 30, 2002, until all letter of credit and existing loan obligations are repaid. If the Company earns at least $10 million in 2002 and 2003, an additional repayment is required of 25% of net income in excess of $10 million but less than $15 million and 50% of net income in excess of $15 million. Any loan balance outstanding on March 31, 2005 must be fully paid down. The Company has the option to prepay amounts in excess of the required repayments.

         The credit agreement requires the Company to maintain a minimum net worth of $175,000,000 plus 50% of net income earned during each year on a cumulative basis. In addition, other significant covenants include limitations on total indebtedness, investment purchases, dividends to shareholders, pledging and sales of assets and minimum net income. The Company's domestic insurance subsidiaries are required to maintain a minimum amount of statutory surplus, and its gross and net premiums written to surplus ratios and total liabilities to surplus ratio are subject to certain limitations. In connection with the credit agreement, the Company entered into a pledge agreement with the same bank which requires the Company to pledge the common stock of its two domestic insurance company subsidiaries to the bank and which becomes automatically effective in the event that either of their AM Best ratings falls below A-.

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

         INSURANCE UNDERWRITERS AND MANAGERS:
         -----------------------------------

         Mutual Marine Office, Inc. - ("MMO")
         Pacific Mutual Marine Office, Inc. - ("PMMO")
         Mutual Marine Office of the Midwest, Inc. - ("Midwest")



         New York Marine and Gotham each maintains an A.M. Best rating of A. The Company's insureds rely on ratings issued by rating agencies. Any adverse change in the rating assigned to the Company may adversely impact its ability to write premiums and may impact the credit agreement referred to in Note 3 to the Company's Consolidated Financial Statements, June 30, 2002 and 2001.

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

RESULTS OF OPERATIONS

         Net income for the second quarter ended June 30, 2002 totaled $2.0 million, or $.22 per diluted share, compared with $36,000, or $.00 per diluted share, for the second quarter of 2001. Net income for the six months ended June 30, 2002 totaled $4.7 million, or $.51 per diluted share, compared with $1.8 million, or $.19 per diluted share, for the six months ended June 30, 2001.

         Operating income, which excludes the effects of realized investment gains or losses and non-recurring charges after taxes, totaled $4.4 million, or $.48 per diluted share, for the second quarter of 2002, compared with $1.1 million, or $.11 per diluted share, for the same period of the prior year. For the first six months of 2002, operating income was $7.5 million, or $.80 per diluted share, compared with $1.4 million, or $.15 per diluted share, for the first half of 2001.

         Net realized investment losses after taxes in the second quarter of 2002 were $1.4 million, or $.15 per diluted share, compared with $1.0 million, or $.11 per diluted share for the same period in 2001. Net realized investment losses after taxes for the six months ended June 30, 2002 were $1.8 million, or $.19 per diluted share, compared with net realized investment gains after taxes of $402,000, or $.04 per diluted share, for the same period in 2001. During the second quarter of 2002 non-recurring charges of $1.0 million after taxes, or $.11 per diluted share, related to the reorganization of the Company's management structure.

         Net premiums earned for the three months and six months ended June 30, 2002 grew by 82% and 55%, respectively, when compared to the same periods of the prior year.


NYMAGIC NET PREMIUMS WRITTEN
    BY LINE OF BUSINESS                         SIX MONTHS ENDED JUNE 30,                  THREE MONTHS ENDED JUNE 30,
----------------------------            ----------------------------------------------------------------------------------
                                                2002                  2001                  2002                 2001
                                        ----------------------------------------------------------------------------------
                                                                   (Dollars in thousands)

Ocean marine (a).....................   $33,761     58%       $20,287      75%       $19,759     63%      $12,273     88%
Inland marine/fire...................       971      2%           277       1%           433      1%          192      1%
Aircraft.............................    17,559     30%        (2,984)    (11)%        8,208     26%       (1,915)   (14)%
Other liability......................     5,873     10%         3,416      12%         3,115     10%        1,339     10%
Other (b)............................      (217)    --          6,203      23%          (170)    --         2,075     15%
                                        ----------------------------------------------------------------------------------
Total................................   $57,947    100%       $27,199     100%       $31,345    100%      $13,964    100%
                                        ==================================================================================


NYMAGIC NET PREMIUMS EARNED
    BY LINE OF BUSINESS                      SIX MONTHS ENDED JUNE 30,                     THREE MONTHS ENDED JUNE 30,
----------------------------            ----------------------------------------------------------------------------------
                                              2002                   2001                   2002                 2001
                                        ----------------------------------------------------------------------------------
                                                                   (Dollars in thousands)

Ocean marine (c)....................    $28,055     49%       $22,256      60%       $15,611     52%      $10,939     66%
Inland marine/fire..................        910      2%           193       1%           447      2%           79     --
Aircraft............................     23,644     41%        10,767      29%        12,335     41%        4,330     26%
Other liability.....................      2,645      5%         2,025       5%         1,281      4%          739      5%
Other (d)...........................      1,990      3%         1,764       5%           433      1%          429      3%
                                        -----------------------------------------------------------------------------------
Total...............................    $57,244    100%       $37,005     100%       $30,107    100%      $16,516    100%
                                        ===================================================================================

(a) Includes net premiums written from MMO London of $426 and $(1,665) for the six months ended June, 2002 and 2001, respectively; and $59 and $(55) for the three months ended June, 2002 and 2001, respectively.

(b) Includes net premiums written from MMO London of $(312) and $6,044, for the six months ended June, 2002 and 2001, respectively; and $(321) and $2,027 for the three months ended June, 2002 and 2001, respectively.

(c) Includes net premiums earned from MMO London of $998 and $4,452 for the six months ended June, 2002 and 2001, respectively; and $324 and $1,612 for the three months ended June, 2002 and 2001, respectively.

(d) Includes net premiums earned from MMO London of $1,888 and $1,648 for the six months ended June, 2002 and 2001, respectively; and $282 and $404 for the three months ended June, 2002 and 2001, respectively.


         The domestic insurance companies/agencies segment reported an increase of 76% in premiums earned for the six months ended June 30, 2002 to $54.4 million as compared to $30.9 million for the same period of the prior year primarily as a result of rate increases across all lines of business and new production opportunities. Net premiums earned by line of business within this segment are listed as follows:

         Ocean marine net premiums earned grew by 52% during the first six months of 2002 when compared to the same period of the prior year and reflect higher marine rates across its various classes, particularly in the rig class, and additional production in the hull and marine liability classes. The Company believes ocean marine premiums will grow throughout the year as the pricing environment is expected to remain strong.

         Aircraft net premiums earned grew 120% for the six months ended June 30, 2002 as a result of rate increases despite a reduction in policy count from the same period of the prior year. Contributing to this increase were premium surcharges for terrorism coverage after September 11, 2001. The Company recorded approximately $20.8 million in gross premiums written from such premium surcharges in 2002. No assurance can be given as to the continuance or renewal of such premium surcharges in the future. In addition, net premiums written are expected to decline in subsequent periods in the aircraft line as the Company is not planning to write new or renewal aircraft policies subsequent to March 31, 2002.

         Other liability net premiums earned rose in 2002 due to new production opportunities arising from policies covering errors and omissions/professional liability risks, additional production in existing classes and larger premium rates on policy renewals. The prior year's amount reflected premiums earned from an assumed auto liability reinsurance treaty which subsequently was not renewed.

         Inland marine/fire premiums earned increased in 2002 over the prior year due to a program insuring excess and surplus lines property risks, additional premium volume and improved pricing.

         Premiums earned from MMO London were down in 2002 by 53% to $2.9 million from $6.1 million in the prior year's first six months and reflected reduced capacity for premium writings at Lloyd's. Premiums earned are expected to further decrease in MMO London during 2002 when compared to 2001 as the Company will not be providing capacity (the ability to write premiums) to any Lloyd's syndicate for the 2002 underwriting year.

         Net losses and loss adjustment expenses incurred as a percentage of net premiums earned (the loss ratio) were 64.5% for the three months ended June 30, 2002 as compared to 84.6% for the same period of 2001. For the six months ended June 30, 2002, the loss ratio was 64.9% compared to 79.7% for the same period of the prior year. The domestic insurance companies reported lower overall loss ratios in 2002 as a result of a decrease in the frequency and severity of losses in the aircraft line. In addition, losses from the underwriting operations of MMO London contributed to higher overall loss ratios in the prior year.

         Policy acquisition costs as a percentage of net premiums earned for the three months ended June 30, 2002 were 15.4% as compared with 21.2% for the same period of the prior year. The same ratio was 16.3% for the six months ended June 30, 2002 as compared with 21.4% for the same period in 2001. The decrease was primarily attributable to a lower aircraft expense ratio in the domestic insurance companies as much of the premium surcharges in 2002 were recorded with a nominal processing charge.

         Net investment income for the three months and six months ended June 30, 2002 decreased by 14% and 15%, respectively, as compared to the same periods of the prior year. The decreases reflect lower investment yields on new investment purchases as well as larger positions in tax exempt securities in 2002.

         Commission and other income decreased to $1.2 million for the three months ended June 30, 2002 from $2.7 million for the three months ended June 30, 2001, and to $1.4 million for the six months ended June 30, 2002 from $3.2 million for the same period of the prior year. In 2001, larger profit commissions were earned based upon the ceded results of aviation reinsurance treaties.

         General and administrative expenses increased by 21% to $10.4 million for the six months ended June 30, 2002 as compared to $8.5 million for the same period in 2001. The increase is principally attributable to $1.5 million in one time charges resulting from the reorganization of the Company's management structure in the second quarter of 2002.

         Net realized investment losses were $2.2 million for the three months ended June 30, 2002 as compared to $1.6 million for the same period of the prior year. Net realized investment losses were $2.8 million for the six months ended June 30, 2002 as compared to net realized investment gains of $618,000 for the same period of 2001. The sale of fixed maturities contributed to realized losses in the first six months of 2002 and realized gains in the prior year's first six months. Write-downs from other than temporary declines in the fair value of equity securities amounted to $1.2 million and $1.9 million for the six months ended June 30, 2002 and 2001, respectively.

         Total income taxes as a percentage of income before taxes decreased to 29.6% for the six months ended 2002 from 54.3% for the same period in 2001. The percentage decline principally reflects prior year increases in the valuation account for deferred income taxes with respect to loss carryforwards derived from the operations of MMO London. The decline also results from increases in tax exempt income in the current year.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and total investments increased from $369.0 million at December 31, 2001 to $391.4 million at June 30, 2002, which included $31.8 million in cash and short-term investments. The increase is due in large part to net cash provided by operating activities of $24.9 million during the first six months of 2002 and reflects increases in net premiums written and declines in net loss payments.

         In June, 2002, the Company entered into a credit agreement with a bank that combined its existing credit agreements together with a facility to fund future cash draw downs on the Company's issued letter of credit (approximately $15.3 million at June 30, 2002). Principal repayments are to be paid quarterly in equal installments of $2,000,000, except for a payment of $2,500,000 on September 30, 2002, until all letter of credit and existing loan obligations are paid. The Company may be required to make additional payments until all obligations to the bank are completed, depending upon future years net income exceeding certain levels. For a more complete description of the credit agreement, see Note 3 to the Company's Consolidated Financial Statements June 30, 2002 and 2001.

     There were no repurchases made of the Company's common stock during 2002.

         The Company adheres to investment guidelines as prescribed by the finance committee of the Board of Directors. The Company believes that such guidelines were designed to provide the Company with adequate capital protection and sufficient liquidity to meet existing obligations. The Company anticipates that its cash and cash equivalents as of June 30, 2002 should be sufficient to meet its liquidity requirements as of that date for the foreseeable future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The investment portfolio has exposure to market risks which includes the effect of adverse changes in interest rates, credit quality, equity prices and foreign exchange rates on the portfolio. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Foreign currency risk includes exposure to changes in foreign exchange rates on the market value and interest income of foreign denominated investments. Equity risk includes the potential loss from changes in the fair value of equity securities. With the exception of changes in the market value of the Company's equity securities and fixed maturities, there have been no material changes to the Company's exposure to market risks during the six months ended June 30, 2002, as compared to those disclosed in the Company's financial statements for the year ended December 31, 2001.

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

          None


ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

          None


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on May 22, 2002. The following matters were voted upon by the Company's shareholders:


1. Directors. The following persons were elected as Directors of the Board of Directors, each to hold office until the next Annual Meeting of Shareholders to be held in 2003.

                                        TOTAL VOTES FOR    TOTAL VOTES WITHHELD
                                        EACH DIRECTOR        FOR EACH DIRECTOR
                                        ---------------    --------------------
       JOHN R. ANDERSON                    8,385,112              11,866
       GLENN J. ANGIOLILLO                 8,382,912              14,066
       ROBERT W. BAILEY                    8,297,205              99,773
       MARK W. BLACKMAN                    8,382,912              14,066
       JOHN N. BLACKMAN, JR.               8,382,912              14,066
       A. GEORGE KALLOP                    8,384,412              12,566
       WILLIAM J. MICHAELCHECK             8,384,412              12,566
       WILLIAM D. SHAW JR.                 8,384,412              12,566
       ROBERT G. SIMSES                    8,384,412              12,566
       GEORGE R. TRUMBULL, III             8,382,912              14,066
       GLENN R. YANOFF                     8,383,612              13,366


2) Election of Independent Public Accountants. KPMG LLP were elected as the Company's independent public accountants for the current fiscal year of the Company.


               FOR                AGAINST              ABSTAIN
               ---                -------              -------
             8,393,878             3,000                 100

3) Approval of the adoption of the NYMAGIC, INC. 2002 Nonqualified Stock Option Plan. Shareholders approved the 2002 Nonqualified Stock Option Plan which is a successor equity plan to the Company's 1991 Stock Option Plan.


               FOR                AGAINST             ABSTAIN         NON-VOTE
               ---                -------             -------        ---------
            5,200,428             484,073             919,760        1,792,717



ITEM 5. - OTHER INFORMATION

         The Company entered into a Severance Agreement with its Chief Financial Officer, Thomas J. Iacopelli , which provides Mr. Iacopelli with severance benefits in the event of a change in control of the Company.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       (i)    Credit Agreement;
       (ii) Severance Agreement between NYMAGIC, INC. and Thomas J. Iacopelli; and,
       (iii)  Certifications pursuant to Section 906 of the Sarbanes - Oxley
              Act of 2002.

(b)    Reports on Form 8-K
       The Company filed no reports on Form 8-K for the three months ended June 30, 2002.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NYMAGIC, INC.
                                 --------------
                                  (Registrant)


Date:   August 14, 2002

                                                  /s/ George R. Trumbull
                                                 -------------------------------
                                                 George R. Trumbull
                                                 (Chief Executive Officer)


                                                  /s/ Thomas J. Iacopelli
                                                 -------------------------------
                                                 Thomas J. Iacopelli
                                                 (Chief Financial Officer)