Form 10-Q
period 2002-09-30
NYMAGIC INC
filed 2002-11-15
CIK 847431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended      September 30, 2002
                              --------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period Ended
                               -------------------------------------------------

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

Yes  [X]        No [ ]


     On October 1, 2002 there were 9,276,398 shares of the Registrant's common stock, $1.00 par value, outstanding.

                           FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements concerning the Company's operations, economic performance and financial condition, including, in particular, the likelihood of the Company's success in developing and expanding its business. Any forward-looking statements concerning the Company's operations, economic performance and financial condition contained herein, including statements related to the outlook for the Company's performance in 2002 and beyond, are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based upon a number of assumptions and estimates which inherently are subject to uncertainties and contingencies, many of which are beyond the control of the Company. Some of these assumptions may not materialize and unanticipated events may occur that could cause actual results to differ materially from such statements. These include, but are not limited to, the cyclical nature of the insurance and reinsurance industry, premium rates, the estimation of loss reserves and loss reserve development, actual loss experience, the uncertainty surrounding the loss amounts related to the attacks of September 11, 2001, net loss retention, the effect of competition, the ability to collect reinsurance receivables and the timing of such collections, the availability and cost of reinsurance, changes in the ratings assigned to the Company by rating agencies, and legislative, regulatory or judicial developments. These risks could cause actual results to differ materially from those expressed in any forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements unless required by law.

Such statements are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings, cash flows, plans for future operations, common stockholders' equity, investments, capital plans, dividends, plans relating to products or services as well as assumptions of any of the foregoing and are generally expressed with words such as "believes," "estimates,"
"expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have" and similar expressions. We undertake no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports to the Securities and Exchange Commission including, but not limited to, the Company's 10-K, 10-Q and 8-K reports.

                                  NYMAGIC, INC.

                                      INDEX


Part I.  Financial Information                                          Page No.
                                                                        --------
        Item 1.    Financial Statements

        Consolidated Balance Sheets
           September 30, 2002 and December 31, 2001                           2

        Consolidated Statements of Income
           Nine months ended September 30, 2002 and
           September 30, 2001                                                 3

        Consolidated Statements of Income
           Three months ended September 30, 2002 and
           September 30, 2001                                                 4

        Consolidated Statements of Cash Flows
           Nine months ended September 30, 2002 and
           September 30, 2001                                                 5

        Notes to Consolidated Financial Statements                            6

        Item 2.    Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                  10

        Item 3.    Quantitative and Qualitative Disclosures About
                        Market Risk                                          14

        Item 4.    Controls and Procedures                                   14


Part II.  Other Information

        Item 1.    Legal Proceedings                                         15

        Item 2.    Changes in Securities and Use of Proceeds                 15

        Item 3.    Defaults Upon Senior Securities                           15

        Item 4.    Submission of Matters to a Vote of Security Holders       15

        Item 5.    Other Information                                         15

        Item 6.    Exhibits and Reports on Form 8-K                          15

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                                  NYMAGIC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                           September 30,         December 31,
                                                                           ----------------------------------
                                                                              2002                2001
                                                                              ----                ----
                                            ASSETS

Investments:
Fixed maturities available for sale at fair value
    (amortized cost $298,201,867 and $250,861,503)                        $313,974,314            $254,485,045
Equity securities available for sale at fair value
    (cost $12,104,366 and $38,930,182)                                      11,886,271              46,257,871
Short-term investments (at cost which approximates fair value)              98,367,785              65,423,833
                                                                          ------------            ------------
    Total investments                                                      424,228,370             366,166,749
                                                                          ------------            ------------
Cash                                                                           739,452               2,881,077
Accrued investment income                                                    3,681,057               4,247,031
Premiums and other receivables, net                                         49,864,385              74,893,585
Reinsurance receivables, net                                               340,721,256             361,748,784
Deferred policy acquisition costs                                            8,678,463               8,167,663
Prepaid reinsurance premiums                                                 8,085,489              18,786,075
Deferred income taxes                                                       10,025,417              12,787,627
Property, improvements and equipment, net                                      807,444               1,091,449
Other assets                                                                 3,693,583               6,226,696
                                                                          ------------            ------------
    Total assets                                                          $850,524,916            $856,996,736
                                                                          ============            ============

                                            LIABILITIES
Unpaid losses and loss adjustment expenses                                $522,246,410            $534,189,062
Reserve for unearned premiums                                               54,066,520              65,070,990
Ceded reinsurance payable                                                   28,250,572              27,393,696
Notes payable                                                               11,232,793               7,911,253
Other liabilities                                                           24,830,071              23,159,868
                                                                          ------------            ------------
    Total liabilities                                                      640,626,366             657,724,869
                                                                          ------------            ------------

                                            SHAREHOLDERS' EQUITY
Common stock                                                                15,132,224              15,123,658
Paid-in capital                                                             29,828,711              29,702,414
Accumulated other comprehensive income                                      10,293,073               7,930,180
Retained earnings                                                          203,783,241             195,654,314
                                                                          ------------            ------------
                                                                           259,037,249             248,410,566
Treasury stock, at cost,
    5,855,826 and 5,855,826 shares                                         (49,138,699)            (49,138,699)
                                                                          ------------            ------------

    Total shareholders' equity                                             209,898,550             199,271,867
                                                                          ------------            ------------

    Total liabilities and shareholders' equity                            $850,524,916            $856,996,736
                                                                          ============            ============

The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                          ------------------------------------
                                                                              2002                      2001
                                                                              ----                      ----
Revenues:
Net premiums earned                                                       $ 84,989,873            $ 50,788,496
Net investment income                                                       11,790,742              13,438,781
Net realized investment gains (losses)                                      (3,898,489)              1,276,769
Commission and other income                                                  1,458,932               3,454,655
                                                                          ------------            ------------

         Total revenues                                                     94,341,058              68,958,701
                                                                          ------------            ------------

Expenses:

Net losses and loss adjustment expenses incurred                            54,297,843              60,942,679
Policy acquisition expenses                                                 13,533,120              11,181,822
General and administrative expenses                                         14,527,377              12,999,250
Interest expense                                                               426,476                 359,685
                                                                          ------------            ------------

         Total expenses                                                     82,784,816              85,483,436
                                                                          ------------            ------------

Income (loss) before income taxes                                           11,556,242             (16,524,735)
                                                                          ------------            ------------
Income taxes:
     Current                                                                 2,318,868              (1,911,539)
     Deferred                                                                1,108,447                 958,578
                                                                          ------------            ------------
         Total income taxes                                                  3,427,315                (952,961)
                                                                          ------------            ------------

     Net income (loss)                                                    $  8,128,927            $(15,571,774)
                                                                          ============            ============

Weighted average shares of common stock outstanding-basic                    9,274,350               9,221,726

     Basic earnings (loss) per share                                      $        .88            $      (1.69)
                                                                          ============            =============

Weighted average shares of common stock outstanding-diluted                  9,288,443               9,221,726

     Diluted earnings (loss) per share                                    $        .88            $      (1.69)
                                                                          ============            =============


     Dividends declared per share                                         $        .00            $        .30
                                                                          ============            ============


The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                                         --------------------------------
                                                                              2002               2001
                                                                              ----               ----
REVENUES:

Net premiums earned                                                        $27,746,042       $13,783,074
Net investment income                                                        3,900,037         4,112,844
Net realized investment gains (losses)                                      (1,127,096)          658,318
Commission and other income                                                     83,532           239,851
                                                                           -----------       -----------

         Total revenues                                                     30,602,515        18,794,087
                                                                           -----------       -----------

EXPENSES:

Net losses and loss adjustment expenses incurred                            17,175,068        31,447,339
Policy acquisition expenses                                                  4,229,756         3,250,038
General and administrative expenses                                          4,173,516         4,454,085
Interest expense                                                               148,378            71,243
                                                                           -----------      ------------

         Total expenses                                                     25,726,718        39,222,705
                                                                           -----------      ------------

Income (loss) before income taxes                                            4,875,797       (20,428,618)
                                                                           -----------      ------------
Income taxes:
     Current                                                                   379,405        (2,972,123)
     Deferred                                                                1,073,780           (98,950)
                                                                           -----------      ------------
         Total income taxes                                                  1,453,185        (3,071,073)
                                                                           -----------      ------------

     Net income (loss)                                                     $ 3,422,612      $(17,357,545)
                                                                           ===========      ============

Weighted average shares of common stock outstanding-basic                    9,276,398         9,260,066

     Basic earnings (loss) per share                                       $       .37      $      (1.87)
                                                                           ===========      ============

Weighted average shares of common stock outstanding-diluted                  9,280,532         9,260,066

     Diluted earnings (loss) per share                                     $       .37      $      (1.87)
                                                                           ===========      ============

     Dividends declared per share                                          $       .00      $        .10
                                                                           ===========      ============


The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                           ------------------------------------
                                                                             2002                      2001
                                                                             ----                      ----
Cash flows from operating activities:
     Net income (loss)                                                     $  8,128,927          $ (15,571,774)
                                                                           ------------          -------------
     Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Provision for deferred taxes                                             1,108,447                958,578
     Net realized investment losses (gains)                                   3,898,489             (1,276,769)
     Net bond amortization                                                    1,350,268                532,843
     Depreciation and other, net                                                303,870                317,897

     Changes in:
     Premiums and other receivables                                          25,029,200             10,488,102
     Reinsurance receivables                                                 21,027,528           (145,470,195)
     Ceded reinsurance payable                                                  856,876             (6,420,906)
     Accrued investment income                                                  565,974              1,659,043
     Deferred policy acquisition costs                                         (510,800)            (1,478,951)
     Prepaid reinsurance premiums                                            10,700,586              2,874,547
     Other assets                                                             2,533,113             (6,275,182)
     Unpaid losses and loss adjustment expenses                             (11,942,652)           152,844,915
     Reserve for unearned premiums                                          (11,004,470)           (11,067,359)
     Other liabilities                                                        1,670,203              2,505,533
     Other                                                                     (708,380)               106,911
                                                                           -------------         -------------
         Total adjustments                                                   44,878,252                299,007
                                                                           ------------          -------------

Net cash provided by (used in) operating activities                          53,007,179            (15,272,767)
                                                                           ------------          -------------

Cash flows from investing activities:

     Fixed maturities acquired                                            (120,723,918)           (194,254,115)
     Equity securities acquired                                            (10,396,157)            (17,086,884)
     Fixed maturities matured                                                5,279,820              12,282,382
     Fixed maturities sold                                                  66,097,863             210,499,189
     Equity securities sold                                                 34,091,876              21,158,297
     Net purchase of short-term investments                                (32,934,826)            (11,974,081)
     Acquisition of property, improvements and equipment                       (19,865)               (360,670)
                                                                          ------------           -------------
Net cash provided by (used in) investing activities                        (58,605,207)             20,264,118
                                                                          ------------           -------------

Cash flows from financing activities:
     Proceeds from stock issuance and other                                    134,863               1,680,885
     Cash dividends paid to stockholders                                            --              (2,761,436)
     Net sale of common stock                                                       --                  66,011
     Proceeds from borrowings                                                9,071,540                      --
     Loan principal repayments                                              (5,750,000)             (3,750,000)
                                                                          ------------           -------------
Net cash provided by (used in) financing activities                          3,456,403              (4,764,540)
                                                                          ------------           -------------

Net increase (decrease) in cash                                             (2,141,625)                226,811
Cash at beginning of period                                                  2,881,077                 552,322
                                                                          ------------            ------------
Cash at end of period                                                     $    739,452            $    779,133
                                                                          ============            ============

Supplemental disclosures:
Interest paid                                                             $    242,579            $    300,755
Income taxes paid                                                                   --               1,807,605


The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

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

     The financial information by segment is as follows:

                                                             NINE MONTHS ENDED        THREE MONTHS ENDED
                                                               SEPTEMBER 30,             SEPTEMBER 30,
                                                          --------------------       --------------------
                                                            2002        2001           2002        2001
                                                            ----        ----           ----        ----
                                                                             (in thousands)
Revenues, excluding net investment income and
net realized investment gains (losses):
      Domestic Insurance Companies/Agencies               $82,190      $43,809       $26,516      $ 9,836
      MMO London                                            4,259       10,434         1,314        4,187
      Other (includes corporate operations and
          consolidating adjustments)                          --            --            --           --
                                                          -------      -------       -------      -------
      Total                                               $86,449      $54,243       $27,830      $14,023
                                                          =======      =======       =======      =======

                                  NYMAGIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

                                                                NINE MONTHS ENDED             THREE MONTHS ENDED
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                             -----------------------         -----------------------
                                                                2002        2001               2002          2001
                                                                ----        ----               ----          ----
                                                                              (in thousands)
Net investment income:
      Domestic Insurance Companies/Agencies                  $   11,377    $  12,784         $    3,755    $   4,002
      MMO London                                                    378          633                134          107
      Other (includes corporate operations and
          consolidating adjustments)                                 36           22                 11            4
                                                              ---------    ---------          ---------     --------
      Total                                                  $   11,791    $  13,439         $    3,900    $   4,113
                                                              =========     ========           ========     ========

Net realized investment gains (losses):
      Domestic Insurance Companies/Agencies                  $   (3,449)   $   1,130         $   (1,128)   $     642
      MMO London                                                   (449)         141                  1           16
      Other (includes corporate operations and
          consolidating adjustments)                                 --            6                 --           --
                                                              ---------     ---------          ---------    --------
      Total                                                  $   (3,898)   $   1,277         $   (1,127)   $     658
                                                              ==========    =========          =========    ========

Income (loss) before tax expense:
      Domestic Insurance Companies/Agencies                  $   13,965    $  (8,881)         $   5,474    $ (16,275)
      MMO London                                                   (599)      (6,232)               (98)      (3,642)
      Other (includes corporate operations and
          consolidating adjustments)                             (1,810)      (1,412)              (500)        (512)
                                                              ----------    --------          ---------    ---------
      Total                                                  $   11,556    $ (16,525)         $   4,876    $ (20,429)
                                                              =========     ========           ========    =========

Income tax expense (benefit):
      Domestic Insurance Companies/Agencies                  $    3,498    $  (3,433)         $   1,602    $  (5,754)
      MMO London                                                    (92)       2,990                 27        2,890
      Other (includes corporate operations and
          consolidating adjustments)                                 21         (510)              (176)        (207)
                                                              ---------    ---------          ---------    ---------
      Total                                                  $    3,427    $    (953)         $   1,453    $  (3,071)
                                                              =========     ========          =========    =========

Net income (loss):
      Domestic Insurance Companies/Agencies                  $   10,467    $  (5,448)         $   3,872    $ (10,521)
      MMO London                                                   (507)      (9,222)              (125)      (6,532)
      Other (includes corporate operations and
          consolidating adjustments)                             (1,831)        (902)              (324)        (305)
                                                              ---------      --------         ---------    ---------
      Total                                                  $    8,129    $ (15,572)         $   3,423    $ (17,358)
                                                              =========      ========         =========    =========



                                  NYMAGIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001


3)   The Company's comparative comprehensive income is as follows:

                                                                 NINE MONTHS ENDED               THREE MONTHS ENDED
                                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                                               ----------------------         -------------------------
                                                                 2002         2001               2002        2001
                                                                 ----         ----               ----        ----
                                                                                   (in thousands)
     Net income (loss)                                         $  8,129    $ (15,572)         $   3,423      $ (17,358)
     Other comprehensive income (loss), net of tax:
        Unrealized gains (losses) on securities, net of
           deferred tax benefit (expense) of
           $(289), $1,032 and $(466), $(76)                         537       (1,917)               865            142
        Less: reclassification adjustment for
           gains (losses) realized in net income, net of
           tax benefit (expense) of
           $1,364, $(447) and $394, $(230)                       (2,534)         830               (733)           428
        Foreign currency translation adjustment                    (708)         107               (511)           (32)
                                                               ---------   ----------         ----------     ----------
                  Other comprehensive income (loss)               2,363       (2,640)             1,087           (318)
                                                               ---------   ----------         ----------     ----------

     Total comprehensive income (loss)                         $ 10,492    $ (18,212)         $   4,510      $ (17,676)
                                                               ========    ==========         =========      ==========

4) Note payable. On June 27, 2002, the Company entered into a credit agreement with a bank. The agreement combined the Company's existing credit agreements together with a facility to fund future cash draw downs on the Company's issued letter of credit (approximately $6.6 million at September 30, 2002). The interest rate on the loan is fixed, at the Company's option, for a period of one to six months. The interest rate is equal to the bank's Adjusted London Interbank Offered Rate at the time of the interest rate adjustment period plus 2.5%. Principal repayments are to be paid quarterly in equal installments of $2,000,000, except for a payment of $2,500,000 which was made on September 30, 2002, until all letter of credit and existing loan obligations are repaid. Following any fiscal year in which the Company earns more than $10 million, an additional repayment is required equal to 25% of net income between $10 million and $15 million, and 50% of net income in excess of $15 million. Any loan balance outstanding on March 31, 2005 must be fully paid. The Company has the option to prepay amounts in excess of the required repayments.

                  The  credit  agreement  requires  the  Company  to  maintain a minimum net worth of $175,000,000 plus 50% of net income earned during each year on a cumulative basis. In addition, other significant covenants include limitations on total indebtedness, investment purchases, stock repurchases, dividends to shareholders, pledging and sales of assets and minimum levels of net income. The Company's domestic insurance subsidiaries are also required to maintain a minimum amount of statutory surplus, and its ratios of gross and net premiums written to surplus and ratio of total liabilities to surplus are subject to certain limitations. In connection with the credit agreement, the Company entered into a pledge agreement with the same bank which requires the Company to pledge the common stock of its two domestic insurance company subsidiaries to the bank and which becomes automatically effective in the event that either of their A.M. Best ratings falls below A-.

                                  NYMAGIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001



5) The Company entered into an investment management agreement with Mariner Partners, Inc. ("Mariner") effective October 1, 2002. Under the terms of the agreement, on the effective date, Mariner will manage the Company's domestic insurance subsidiaries' investment portfolios. Fees to be paid to Mariner are based on a percentage of the investment portfolio as follows: .20% of liquid assets, .30% of bond funds and 1.25% of hedge fund investments. William J. Michaelcheck, a Director of the Company, is Chairman, Chief Executive Officer and 90% stockholder of Mariner. George R. Trumbull, Chairman, Chief Executive Officer and a Director of the Company, A. George Kallop, Executive Vice President and a Director of the Company, and William D. Shaw, Jr., Vice Chairman and a Director of the Company, are also associated with Mariner.


6) The Company granted 463,000 non-qualified stock options to employees and Directors in the third quarter of 2002 under the NYMAGIC, INC. 2002 Nonqualified Stock Option Plan, which was approved by the Company's shareholders on May 22, 2002. All options were granted with an exercise price of $14.47 per share, which was the closing price of the Company's common stock on the New York Stock Exchange on the option grant date. There was no compensation expense recorded in the third quarter of 2002 in connection with the issuance of these options. All options vest ratably over a four year period and expire ten years after the grant date. The plan authorizes the issuance of options to purchase up to 500,000 shares of the Company's common stock at a price not less than 95 percent of the fair market value of the Company's common stock at the date of grant.

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

         INSURANCE UNDERWRITERS AND MANAGERS:
         -----------------------------------

         Mutual Marine Office, Inc. - ("MMO")
         Pacific Mutual Marine Office, Inc. - ("PMMO")
         Mutual Marine Office of the Midwest, Inc. - ("Midwest")


         New York Marine and Gotham each maintains an A.M. Best rating of A. The Company's insureds rely on ratings issued by rating agencies. Any adverse change in the rating assigned to the Company may adversely impact its ability to write premiums and may have consequences under the pledge agreement described in connection with the discussion of the Company's credit agreement in Note 4 to the Company's Consolidated Financial Statements, September 30, 2002 and 2001.

         The Company specializes in underwriting ocean marine, inland marine and other liability insurance through insurance pools managed by MMO, PMMO, and Midwest (collectively referred to as "MMO and affiliates") since 1964. The Company initially announced in a press release, dated March 14, 2002, that it would withdraw from writing any new policies covering aircraft, effective on or after March 31, 2002, and since that date the Company has not written any such policies.

         In addition to managing the insurance pools, the Company participates in the risks underwritten for the pools through New York Marine and Gotham. All premiums, losses and expenses are prorated among pool members in accordance with their pool participation percentages.

         In 1997, the Company formed MMO EU as a holding company for MMO UK, which operates as a limited liability corporate capital vehicle to provide capacity, or the ability to underwrite a certain amount of business, for syndicates within Lloyd's of London. In 1997, the Company acquired ownership of a company, which was subsequently renamed MMO Underwriting Agency, Ltd. and commenced underwriting in 1998 as a Lloyd's managing agency for MMO UK, which provided 100% of the capacity for Lloyd's Syndicate 1265. In 2000, the Company sold MMO Underwriting Agency Ltd. in exchange for a minority interest in Cathedral Capital PLC and Lloyd's Syndicate 1265 was placed into runoff. In 2001, MMO UK provided approximately $13.6 million, or 11.2%, of the capacity for Lloyd's Syndicate 2010, which is managed by Cathedral Capital. In 2002, MMO UK will not be providing capacity to any Lloyd's syndicate. MMO EU, MMO UK, Lloyd's Syndicate 1265 and Lloyd's Syndicate 2010 are collectively hereinafter referred to as "MMO London".

RESULTS OF OPERATIONS

         Net income for the third quarter ended September 30, 2002 totaled $3.4 million, or $.37 per diluted share, compared with a net loss of $17.4 million, or $1.87 per diluted share, for the third quarter of 2001. Net income for the nine months ended September 30, 2002 totaled $8.1 million, or $.88 per diluted share, compared with a net loss of $15.6 million, or $1.69 per diluted share, for the nine months ended September 30, 2001. Included in the net loss for the third quarter of 2001 were after tax losses of $9.0 million, or $.98 per diluted share, resulting from the World Trade Center terrorist attack.

         Net realized investment losses after taxes in the third quarter of 2002 were $733,000, or $.08 per diluted share, compared with net realized investment gains after taxes of $428,000, or $.05 per diluted share for the same period in 2001. Net realized investment losses after taxes for the nine months ended September 30, 2002 were $2.5 million, or $.27 per diluted share, compared with net realized investment gains after taxes of $830,000, or $.09 per diluted share, for the same period in 2001. Net realized investment losses in the third quarter of 2002 and the nine months ended September 30, 2002 reflected the overall downturn in the equities markets during those periods.

         One time non-recurring charges for the nine months ended September 30, 2002, previously recorded in the second quarter ended June 30, 2002, were $1.0 million after taxes, or $.11 per share, related to the reorganization of the Company's management structure. The third quarter of 2001, and the nine months ended September 30, 2001, included non-recurring charges for write downs of deferred tax assets of $2.9 million, or $.31 per diluted share, resulting from the discontinuance of underwriting in the Company's London operations.

         As described in more detail in the table below, net premiums earned for the nine months and three months ended September 30, 2002 grew by 67% and 101%, respectively, when compared to the same periods of the prior year.



NYMAGIC NET PREMIUMS WRITTEN
    BY LINE OF BUSINESS              NINE MONTHS ENDED SEPTEMBER 30,            THREE MONTHS ENDED SEPTEMBER 30,
----------------------------         ------------------------------------------------------------------------------------------
                                        2002                       2001                2002                     2001
                                        ---------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)

Ocean marine (a)....................    $52,495      62%        $33,448      79%       $18,734     70%      $13,161      85%
Inland marine/fire..................      1,751       2             511       1            780      3           234       2
Aircraft............................     21,824      26          (1,726)     (4)         4,265     16         1,258       8
Other liability.....................      8,606      10           3,276       8          2,733     10          (140)     (1)
Other (b)...........................         10      --           7,087      16            227      1           884       6
                                    -------------------------------------------------------------------------------------------

Total...............................    $84,686     100%        $42,596     100%       $26,739    100%      $15,397     100%
                                    ===========================================================================================

NYMAGIC NET PREMIUMS EARNED
    BY LINE OF BUSINESS              NINE MONTHS ENDED SEPTEMBER 30,             THREE MONTHS ENDED SEPTEMBER 30,
----------------------------         ------------------------------------------------------------------------------------------
                                        2002                         2001              2002                     2001
                                        ---------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)

Ocean marine (c)....................    $44,280      52%        $34,192     67%       $16,225     59%      $11,936      87%
Inland marine/fire..................      1,521       2             314      1            611      2           121       1
Aircraft............................     32,837      39          11,073     22          9,193     33           306       2
Other liability.....................      3,725       4           2,177      4          1,080      4           152       1
Other (d)...........................      2,627       3           3,032      6            637      2         1,268       9
                                    -------------------------------------------------------------------------------------------
Total...............................    $84,990     100%        $50,788    100%       $27,746    100%      $13,783     100%
                                    ===========================================================================================

                                      -11-

(a) Includes net premiums written from MMO London of $369 and $568 for the nine months ended September 30, 2002 and 2001, respectively; and $(57) and $2,233 for the three months ended September 30, 2002 and 2001, respectively.

(b) Includes net premiums written from MMO London of $(67) and $6,928, for the nine months ended September 30, 2002 and 2001, respectively; and $245 and $884 for the three months ended September 30, 2002 and 2001, respectively.

(c) Includes net premiums earned from MMO London of $1,617 and $7,320 for the nine months ended September 30, 2002 and 2001, respectively; and $619 and $2,868 for the three months ended September 30, 2002 and 2001, respectively.

(d) Includes net premiums earned from MMO London of $2,542 and $2,894 for the nine months ended September 30, 2002 and 2001, respectively; and $654 and $1,246 for the three months ended September 30, 2002 and 2001, respectively.

         The domestic insurance companies/agencies segment reported an increase of 99% in premiums earned for the nine months ended September 30, 2002 to $80.8 million as compared to $40.6 million for the same period of the prior year, primarily as a result of rate increases across all lines of business and new production opportunities. The following is a discussion of the changes in net premiums earned for each line of business within this segment.

         o Ocean marine net premiums earned grew by 59% during the first nine months of 2002 when compared to the same period of the prior year and reflect higher ocean marine rates across the various ocean marine classes, particularly in the rig class, and additional production in the hull and marine liability classes. The Company believes ocean marine premiums will continue to grow throughout the year as the pricing environment is expected to remain strong.

         o Despite a reduction in policy count from the same period of the prior year, aircraft net premiums earned grew 197% for the nine months ended September 30, 2002 when compared to the same period of 2001 primarily as a result of rate increases. Contributing to the overall increase were premium surcharges for terrorism coverage written after September 11, 2001. The Company recorded approximately $27.7 million in gross premiums written from such premium surcharges in 2002. The prior year net premiums were adversely affected by reinstatement reinsurance costs of $5.0 million incurred as a result of the World Trade Center attack. Net premiums written are expected to decline in subsequent periods in the aircraft line as the Company has not written any new policies covering aircraft since March 31, 2002.

         o Other liability net premiums earned rose by 71% for the nine months ended September 30, 2002 when compared to the same period of 2001 due to new production opportunities arising from policies covering errors and omissions/professional liability risks, additional production in existing classes and larger premium rates on policy renewals. The prior year's amount reflected premiums earned from an assumed auto liability reinsurance treaty which was not renewed.

         o Inland marine/fire premiums earned increased 384% for the nine months ended September 30, 2002 when compared to the same period of last year largely due to an underwriting program insuring excess and surplus lines property risks and improved pricing.

         Premiums earned from MMO London for the nine months ended September 30, 2002 were down by 59% to $4.2 million from $10.2 million in the prior year's comparable period and reflected reduced capacity for premium writings at Lloyd's. Premiums earned are expected to further decrease in MMO London during 2002 when compared to 2001 as the Company will not be providing capacity (the ability to write premiums) to any Lloyd's syndicate for the 2002 underwriting year.

         Net losses and loss adjustment expenses incurred as a percentage of net premiums earned (the loss ratio) were 61.9% for the three months ended September 30, 2002 as compared to 228.2% for the same period of 2001. For the nine months ended September 30, 2002, the loss ratio was 63.9% as compared to 120.0% for the same period of the prior year. The domestic insurance companies reported higher loss ratios in 2001 as a result of losses sustained from the attack on the World Trade Center and larger severity losses arising from higher net loss retentions in the aircraft line of business. The domestic insurance companies reported lower overall loss ratios in 2002 as a result of a decrease in the frequency and severity of losses in the aircraft line. In addition, losses from the underwriting operations of MMO London, including losses from the attack on the World Trade Center, contributed to higher overall loss ratios in the prior year.

         Policy acquisition costs as a percentage of net premiums earned for the three months ended September 30, 2002 were 15.2% as compared with 23.6% for the same period of the prior year. The same ratio was 15.9% for the nine months ended September 30, 2002 as compared with 22.0% for the same period in 2001. The decrease was primarily attributable to a lower aircraft expense ratio in the Company's domestic insurance subsidiaries as the premium surcharges in 2002 were recorded with a nominal processing charge.

         Net investment income for the three months and nine months ended September 30, 2002 decreased by 5% and 12%, respectively, as compared to the same periods of the prior year. The decreases reflect lower investment yields as well as larger positions in tax exempt securities in 2002.

         Commission and other income decreased to $1.5 million for the nine months ended September 30, 2002 from $3.5 million for the same period in the prior year. In 2001, larger profit commissions were earned based upon the ceded results of aviation reinsurance treaties.

         General and administrative expenses increased by 12% to $14.5 million for the nine months ended September 30, 2002 when compared to $13 million for the same period in 2001. The increase is principally attributable to $1.5 million in one-time charges resulting from the reorganization of the Company's management structure in the second quarter of 2002.

         Net realized investment losses were $1.1 million for the three months ended September 30, 2002 as compared to net realized investment gains of $658,000 for the same period in the prior year. Net realized investment losses were $3.9 million for the nine months ended September 30, 2002 as compared to net realized investment gains of $1.3 million for the same period of 2001. The Company incurred realized investment losses on the sale of its equity securities and fixed maturities in the first nine months of 2002, while it realized investment gains on the sale of its fixed maturities in the prior year's comparable period.

         Total income taxes for the nine months ended September 30, 2001 reflect increases in the valuation account for deferred income taxes of $2.9 million with respect to loss carryforwards resulting from the discontinuance of underwriting in the Company's London operations. The current year income tax amounts reflect the benefits from increases in tax exempt income in the current year.

         Premiums and other receivables, net decreased to $49.9 million as of September 30, 2002 from $74.9 million as of December 31, 2001. The decrease results from improved cash flows at the MMO pool level in 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and total investments increased from $369.0 million at December 31, 2001 to $425.0 million at September 30, 2002, which included $99.1 million in cash and short-term investments. The increase in investments is due in large part to net cash provided by operating activities of $53.0 million during the first nine months of 2002 and reflects increases in net premiums written and declines in net loss payments.

         In June, 2002, the Company entered into a credit agreement with a bank that combined its existing credit agreements together with a facility to fund future cash draw downs on the Company's issued letter of credit, which totaled approximately $17.8 million at September 30, 2002. Principal repayments are to be paid quarterly in equal installments of $2,000,000, except for a payment of $2,500,000 which was made on September 30, 2002, until all letter of credit and existing loan obligations are paid. The Company may be required to make additional prepayments to the bank until all obligations to the bank are completed, in the event that the Company's net income exceeds certain levels. For a more complete description of the credit agreement, see Note 4 to the Company's Consolidated Financial Statements September 30, 2002 and 2001.

         The Company borrowed $9.1 million in 2002 under this credit facility to assist in funding the operations of MMO London.

         The Company sold a majority of its equity security portfolio in the third quarter of 2002. It is anticipated that further sales of the equity securities portfolio will be made in the fourth quarter of 2002. The cash proceeds from such sales will likely be reinvested in fixed maturities and limited partnership investment hedge funds in the fourth quarter of 2002.

         There have been no repurchases of the Company's common stock during 2002.

         The Company adheres to investment guidelines as prescribed by the finance committee of the Board of Directors. The Company believes that such guidelines have been designed to provide the Company with adequate capital protection and sufficient liquidity to meet existing obligations. The Company anticipates that its cash and cash equivalents as of September 30, 2002 should be sufficient to meet its liquidity requirements as of that date for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

         Management considers certain accounting policies to be critical with respect to the understanding of the Company's financial statements. Such policies require significant management judgment and the resulting estimates have a material effect on reported results and will vary to the extent that future events affect such estimates and cause them to differ from the estimates provided currently. These critical accounting policies include unpaid losses and loss adjustment expenses, allowance for doubtful accounts and impairment of investments as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The investment portfolio has exposure to market risks which include the effect on the portfolio of adverse changes in interest rates, credit quality, equity prices and foreign exchange rates. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Equity risk includes the potential loss from changes in the fair value of equity securities. Foreign currency risk includes exposure to changes in foreign exchange rates on the market value and interest income of foreign denominated investments. With the exception of changes in the market value of the Company's equity securities and fixed maturities, there have been no material changes to the Company's exposure to market risks during the nine months ended September 30, 2002, as compared to those disclosed in the Company's financial statements for the year ended December 31, 2001.


ITEM 4.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rule 13a-14 under the Securities Exchange Act of 1934 within 90 days of the date of this quarterly report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in allowing timely decisions regarding disclosure. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

           None

ITEM 5. - OTHER INFORMATION

           None

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 Investment Management Agreement with Mariner Partners, Inc. dated October 1, 2002

         10.2     NYMAGIC, INC. 2002 Nonqualified Stock Option Plan

         99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K on August 15, 2002. The filing included a press release, issued on August 14, 2002, concerning the second quarter of 2002 financial results and other recent events.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NYMAGIC, INC.
                                        -------------
                                        (REGISTRANT)


Date:         NOVEMBER 14, 2002           /S/ GEORGE R. TRUMBULL
          ------------------------      --------------------------
                                        George R. Trumbull
                                        Chairman and Chief Executive Officer


Date:         NOVEMBER 14, 2002          /S/ THOMAS J. IACOPELLI
          ------------------------      --------------------------
                                        Thomas J. Iacopelli
                                        Chief Financial Officer and Treasurer

CERTIFICATION

I, George R. Trumbull, certify that:

1. I have reviewed this quarterly report on Form 10-Q of NYMAGIC, INC.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002                    /S/ GEORGE R. TRUMBULL
                                   -----------------------------------
                                   George R. Trumbull
                                   Chairman and Chief Executive Officer

CERTIFICATION

I, Thomas J. Iacopelli, certify that:

1. I have reviewed this quarterly report on Form 10-Q of NYMAGIC, INC.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002                     /S/ THOMAS J. IACOPELLI
                                    --------------------------------------------
                                    Thomas J. Iacopelli, Chief Financial Officer