Form 10-K
period 2002-12-31
NYMAGIC INC
filed 2003-03-31
CIK 847431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act ). Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $52,915,350, based on the closing price of the stock on the New York Stock Exchange on that date.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 3, 2003, was 9,706,498 shares of common stock, $1.00 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference in Part III.


                          Forward - Looking Statements


     This report contains certain forward-looking statements concerning the Company's operations, economic performance and financial condition, including, in particular, the likelihood of the Company's success in developing and expanding its business. Any forward-looking statements concerning the Company's operations, economic performance and financial condition contained herein, including statements related to the outlook for the Company's performance in 2003 and beyond, are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based upon a number of assumptions and estimates which inherently are subject to uncertainties and contingencies, many of which are beyond the control of the Company. Some of these assumptions may not materialize and unanticipated events may occur which could cause actual results to differ materially from such statements. These include, but are not limited to, the cyclical nature of the insurance and reinsurance industry, premium rates, the estimation of loss reserves and loss reserve development, the uncertainty surrounding the loss amounts related to the attacks of September 11, 2001, the occurrence of wars and acts of terrorism, net loss retention, the effect of competition, the ability to collect reinsurance receivables, the availability and cost of reinsurance, the ability to pay dividends, regulatory changes, and changes in the ratings assigned to the Company by rating agencies. These risks could cause actual results for the 2003 year and beyond to differ materially from those expressed in any forward-looking statements made. The Company undertakes no obligation to update publicly or revise any forward-looking statements made.

     Such statements are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings, cash flows, plans for future operations, common stockholders' equity, investments, capital plans, dividends, plans relating to products or services, adequacy of Asbestos/Environmental reserves, collectability of receivables from Equitas and other events and estimates concerning the effects of litigation or other disputes, as well as assumptions underlying any of the foregoing and are generally expressed with words such as "believes," "estimates," "expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have" and similar expressions. We undertake no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports to the Securities and Exchange Commission including, but not limited to, the Company's 10-Q and 8-K reports.

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

         Insurance Underwriters and Managers:
         -----------------------------------

         Mutual Marine Office, Inc. - ("MMO")
         Pacific Mutual Marine Office, Inc. - ("PMMO")
         Mutual Marine Office of the Midwest, Inc. - ("Midwest")

     New York Marine and Gotham each maintains a financial strength rating from A.M. Best Company, Inc. ("A.M.Best") of A (Excellent). Several of the Company's insureds rely on ratings issued by rating agencies. Any adverse change in the rating assigned to New York Marine and Gotham by a rating agency may adversely impact our ability to write premiums.

     The Company has specialized in underwriting ocean marine, inland marine, aircraft and other liability insurance through insurance pools managed by MMO, PMMO, and Midwest (collectively referred to as "MMO and affiliates") since 1964. However, the Company has ceased writing any new policies covering aircraft risks subsequent to March 31, 2002. In addition to managing the insurance pools, the Company participates in the risks underwritten for the pools through New York Marine and Gotham. All premiums, losses and expenses are pro-rated among pool members in accordance with their pool participation percentages.

     In 1997, the Company formed MMO EU as a holding company for MMO UK, which operated as a limited liability corporate vehicle to provide capacity, or the ability to underwrite a certain amount of business, for syndicates within Lloyd's of London ("Lloyd's"). In 1997, the Company acquired ownership of a Lloyd's managing agency, which was subsequently renamed MMO Underwriting Agency, Ltd. MMO Underwriting Agency Ltd. commenced underwriting in 1998 for the Company's wholly owned subsidiary MMO UK, which provided 100% of the capacity for Syndicate 1265. In 2000, the Company sold MMO Underwriting Agency Ltd. in exchange for a minority interest in Cathedral Capital PLC and Syndicate 1265 was placed into runoff. In 2001, MMO UK provided approximately 11.2% of the capacity for Syndicate 2010, which is managed by Cathedral Capital. MMO EU, MMO UK, Syndicate 1265 and Syndicate 2010 are collectively hereinafter referred to as "MMO London". In 2001 the Company initiated its withdrawal from its London operations which was subsequently completed in 2002. In 2002, MMO UK did not provide capacity to any Lloyd's syndicate. In January 2003, the Company sold its minority interest in Cathedral Capital PLC.

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

     The Manager also receives profit commissions on pool business ceded to reinsurers under various reinsurance agreements. These profit commissions are calculated on an earned premium basis using inception to date underwriting results for the various reinsurance treaties and are recorded in the period in which the related profit commission is billed. Adjustments to commissions, resulting from revisions in coverage, retroactive premium or audit adjustments, are recorded in the period when realized. Subject to review by the reinsurers, the Managers calculate the profitability of all profit commission agreements placed with various reinsurance companies.

     The Company's participation in the business underwritten for the pools by the Manager has increased over the years and, since January 1, 1997, the Company has had a 100% participation in all lines of business produced by the pools.

     Two former pool members, Utica Mutual Insurance Company ("Utica Mutual") and Arkwright Mutual Insurance Company ("Arkwright"), currently part of the FM Global Group, withdrew from the pools in 1994 and 1996, respectively, and retained liability for their effective pool participation for all loss reserves, including losses incurred but not reported ("IBNR") and unearned premium reserves attributable to policies effective prior to their withdrawal from the pools.

     The Company is currently in arbitration with Utica Mutual regarding certain of its pool obligations. In the event that there is an adverse ruling against the Company, it would not have a material adverse effect on the Company's liquidity or results of operations.

     Other than as described above, the Company is not aware of any uncertainties that could result in any possible defaults by either Arkwright or Utica Mutual with respect to their pool obligations, which might impact liquidity or results of operations of the Company, but there can be no assurance that such events will not occur in the future.

     Assets and liabilities resulting from the insurance pools are allocated to the members of the insurance pools based upon the pro rata participation of each member in each pool which is set forth in the management agreement entered into by and between the pool participants and the Managers.

Investment Policy

     The Company follows an investment policy, which is reviewed quarterly and revised periodically by management and is approved by the Finance Committee of the Board of Directors. The Company recognizes that an important component of its financial results is the return on invested assets. As such, management will establish the appropriate mix of traditional fixed income securities and other investments (including equity and equity-type investments; e.g. hedge funds) to maximize rates of return while minimizing undue reliance on low quality securities. Overall investment objectives are to (i) seek competitive after-tax income and total return as appropriate, (ii) maintain, in aggregate, medium to high investment grade fixed income asset quality, (iii) ensure adequate liquidity and marketability to accommodate operating needs, (iv) maintain fixed income maturity distribution commensurate with the Company's business objectives and (v) provide portfolio flexibility for changing business and investment climates. The Company's investment strategy incorporates guidelines (listed below) for asset quality standards, asset allocations among investment types and issuers, and other relevant criteria for the investment portfolio. In addition, invested asset cash flows, from both current income and investment maturities, are structured after considering projected liability cash flows of loss reserve payouts using actuarial models.

     The investments of the Company's subsidiaries conform to the requirements of the New York State Insurance Law and Regulations as well as the National Association of Insurance Commissioners (the "NAIC").

        The investment policy for New York Marine as of December 31, 2002 was as follows:

1. Liquidity Portfolio: Liquid funds will, at a minimum, represent 7.5% of total investable funds. Investments in the Liquidity Portfolio shall be limited to cash, direct obligations of the U.S. Government, repurchase agreements, obligations of government instrumentalities, obligations of government sponsored agencies, certificates of deposit, prime bankers acceptances, prime commercial paper, corporate obligations and tax-exempt obligations rated Aa3/AA- or MIG2 or better. No investment in the Liquidity Portfolio will exceed one year's duration from the time of purchase. No investment in the Liquidity Portfolio will exceed 5% of policyholders' surplus except for direct obligations of the U.S. Government or its instrumentalities or repurchase agreements collateralized by direct obligations of the U.S. Government or its instrumentalities in which case there will be no limit.

2. Fixed Income Portfolio: Obligations of the U.S. Government, its instrumentalities, and government sponsored agencies will not be restricted as to amount or maturity. Corporate and tax-exempt investments in the Fixed Income Portfolio will be restricted to those obligations rated Baa2/BBB or better; concentration will not exceed 5% of policyholder's surplus; and, maturity will not exceed 30 years from date of purchase. Investments in asset backed securities shall similarly be rated Baa2/BBB or better and individual issues will be restricted to 5% of policyholders' surplus. Likewise, maturities will not exceed 30 years from date of purchase. Preferred stock investments with sinking funds will be rated Baa2/BBB or better and individual issues will be limited to 5% of policyholders' surplus. All investments in Fixed Income securities rated less than A3/A- will be limited to 7% of total investments at the time of purchase.

3. Hedge Fund and Equity Portfolio

     Investments in this category (including convertible securities) will not exceed in aggregate 30% of policyholders' surplus or 15% of total investments, whichever is greater. Equity investments in any one issuer will not exceed 5% of policyholders' surplus at the time of purchase as last reported to the New York State Insurance Department. Investments in any individual hedge fund will not exceed 5% of policyholders' surplus at the time of purchase as last reported to the New York State Insurance Department. For the purposes of this 5% limitation, in the event that an individual hedge fund is comprised of a pool (basket) of separate and distinct hedge funds, then this 5% limitation will apply to the individual funds within the pool (or basket).

     Subsidiaries

     New York Marine's investments in subsidiary companies are excluded from the requirements of New York Marine's investment policy.

     The investment policy of Gotham is identical to that of New York Marine.

     The investment policies of both New York Marine and Gotham were restated in March 2003 to allow for investments in below investment grade securities in an amount not to exceed 10% of total invested assets.

     The Company's investments are monitored by management and the Finance Committee of the Board of Directors. The Company entered into an investment management agreement with Mariner Partners, Inc. ("Mariner") effective October 1, 2002. Under the terms of the agreement, Mariner manages the Company's domestic insurance subsidiaries' investment portfolios. Fees to be paid to Mariner are based on a percentage of the investment portfolio as follows: .20% of liquid assets, .30% of fixed maturity investments and 1.25% of hedge fund (limited partnership) investments. William J. Michaelcheck, a Director of the Company, is Chairman, Chief Executive Officer and 72.5% stockholder of Mariner. George R. Trumbull, Chairman, Chief Executive Officer and a Director of the Company, A. George Kallop, Executive Vice President and a Director of the Company, and William D. Shaw, Jr., Vice Chairman and a Director of the Company, are also associated with Mariner.

Segments

     In the fourth quarter of 2002, the Company revised its business segment reporting to reflect the current manner in which its business is managed. The prior year amounts have been restated to conform to the current year's presentation. The Company considers the four lines of business underwritten by its domestic insurance/agency companies plus business derived from MMO London as appropriate segments to report its business operations. The Company's overall performance is evaluated through its five main business segments.

     The domestic insurance companies consist of New York Marine and Gotham. New York Marine and Gotham underwrite insurance business by accepting risks generally through insurance brokers. The domestic insurance companies engage in business in all 50 states and also accept business risks in such worldwide regions as Europe, Asia, and Latin America. See "Regulation". The domestic insurance agencies consist of MMO, PMMO and Midwest. These agencies underwrite all the business for the domestic insurance companies.

     The domestic insurance/agency companies underwrite in four different segments: ocean marine, inland marine/fire, aircraft and non-marine liability lines of insurance.

     Ocean marine insurance is written on a direct and assumed reinsurance basis and covers a broad range of classes as follows:

     Hull and Machinery Insurance: Provides coverage for loss of or damage to commercial watercraft.

     Cargo Insurance: Provides coverage for loss of or damage to goods in transit.

     Hull and Machinery War Risk Insurance: Provides coverage for loss of or damage to commercial vessels as a result of war, strikes, riots, and civil commotions.

     Cargo War Risk Insurance: Provides coverage for loss of or damage to goods in transit as a result of war, which can be extended to include strikes, riots and civil commotions.

     Protection and Indemnity: Provides primary and excess coverage for liabilities arising out of the operation of owned watercraft, including liability to crew and cargo.

     Charters' Legal Liability: Provides coverage for liabilities arising out of the operation of leased or chartered watercraft.

     Shoreline Marine Liability Exposures: Provides coverage for ship builders, ship repairers, wharf owners, stevedores and terminal operators for liabilities arising out of their operations.

     Marine Contractor's Liability: Provides coverage for liabilities arising out of onshore and offshore services provided to the marine and energy industries.

     Maritime Employers Liability (Jones Act): Provides coverage for claims arising out of injuries to employees associated with maritime trades who may fall under the Jones Act.

     Marine Umbrella (Bumbershoot) Liability: Provides coverage in excess of primary policy limits for marine insureds.

     Onshore and Offshore Oil and Gas Exploration and Production Exposures:
     Provides coverage for physical damage to drilling rigs and platforms, associated liabilities and control of well exposures.

     Energy Umbrella (Bumbershoot) Liability: Provides coverage in excess of primary policy limits for exploration and production facilities.

     Inland marine/Fire insurance traditionally includes property while being transported, or property of a movable, or "floating" nature. Inland marine, among other things, includes insurance for motor truck cargo and transit shipments, equipment floaters and miscellaneous property floaters. Inland marine also includes excess & surplus lines property coverage on unique or hard to place commercial property risks that do not fit into standard commercial lines coverages. Excess and surplus lines property risks are written primarily through Gotham.

     Other or non-marine liability insurance is written on a direct and assumed reinsurance basis and includes, among other things, coverage for manufacturers and contractors risks, building owners and commercial stores, products liability exposures, miscellaneous errors and omissions/professional liabilities including coverage to professional consultants, professional service providers and testing labs and other casualty excess and surplus line risks written primarily through Gotham.

     Aircraft insurance provides insurance primarily for commercial aircraft and includes hull and engine insurance, liability insurance as well as products liability insurance. Coverage is written on a direct and assumed reinsurance basis. The Company has ceased writing any new policies covering aircraft insurance subsequent to March 31, 2002.

     MMO London, the fifth business segment, consists of insurance participation in Lloyd's. Lloyd's provides worldwide venues for MMO London to underwrite insurance. Business obtained by MMO London through Syndicate 1265 included ocean marine insurance. Business obtained through Syndicate 2010 included treaty reinsurance of property and aircraft insurance. Effective January 1, 2002 and subsequent, MMO London no longer provides capacity to any Lloyd's syndicate.

     The following tables set forth the Company's gross and net written premiums, after reinsurance ceded, including business from MMO London.

Gross Premiums Written by
  Segment                                                            Year Ended December 31,
---------------                           -----------------------------------------------------------------------
                                                    2002                     2001                     2000
                                          -----------------------------------------------------------------------
                                                                      (Dollars in thousands)
Ocean marine.........................       $ 89,224      59%        $ 63,532      43%        $ 47,280      35%
Inland marine/Fire...................         13,311       9%           6,284       4%           1,512       1%
Aircraft.............................         35,874      23%          50,485      34%          46,392      34%
Other liability......................         13,874       9%           5,551       4%           3,269       3%
MMO London...........................            157      ---          21,632      15%          35,898      27%
Other................................             77      ---             159      ---             243      ---
                                          -----------------------------------------------------------------------
Total................................       $152,517     100%        $147,643     100%        $134,594     100%
                                          =======================================================================

Net Premiums Written by
    Segment                                                           Year Ended December 31,
---------------                           -----------------------------------------------------------------------
                                                    2002                     2001                     2000
                                          -----------------------------------------------------------------------
                                                                      (Dollars in thousands)

Ocean marine.........................       $ 70,762      67%         $45,690      51%         $32,446     36%
Inland marine/Fire...................          2,975       3%           1,349       1%             596      1%
Aircraft.............................         22,366      21%          26,556      30%          25,060     28%
Other liability......................          9,960       9%           4,684       5%           3,239      4%
MMO London...........................            302      ---          11,254      13%          27,654     31%
Other................................             77      ---             159      ---             243     ---
                                          -----------------------------------------------------------------------
Total................................       $106,442     100%         $89,692     100%         $89,238    100%
                                          =======================================================================

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

     Generally, the Managers place reinsurance with companies which have an A.M. Best rating of A- (Excellent) or greater or which have sufficient financial strength, in management's opinion, to warrant being used for reinsurance protections. The Managers also examine financial statements of reinsurers and review such statements for financial soundness and historical experience. In addition, the Company, through the pools, withholds funds and may obtain letters of credit under reinsurance treaties in order to collateralize the obligations of reinsurers. The Company continues to monitor the financial status of all reinsurers on a regular basis, as well as the timely receipt of cash, to assess the ability of reinsurers to pay reinsurance claims.

     The Company, through the pools, attempts to limit its exposure from losses on any one occurrence through the use of various excess of loss, quota share and facultative reinsurance arrangements and endeavors to minimize the risk of default by any one reinsurer by reinsuring risks with many different reinsurers. The Company utilizes many separate reinsurance treaties each year, with a range of 5 to 15 reinsurers participating on each treaty. Many reinsurers participate on multiple treaties. The Company utilizes quota share reinsurance treaties in which the reinsurers participate on a set proportional basis in both the premiums and losses. Additionally, the Company utilizes excess of loss reinsurance treaties in which the reinsurers, in exchange for a minimum premium, subject to upward adjustment based upon premium volume, agree to pay for that part of each loss in excess of an agreed upon amount. The Company's retention of exposure, net of these treaties, varies among its different classes of business and from year to year, depending on several factors, including the pricing environment on both the direct and ceded books of business and the availability of reinsurance. In general, reinsurance is obtained for each line of business when necessary to reduce the Company's exposure to a maximum of $2 million for any one insured on any one occurrence. The Company can and does, from time to time, retain liability in excess of $2 million for any one insured on any one occurrence. Such instances, when they occur, generally reflect a business decision regarding the cost and/or the availability of reinsurance.

     The Company attempts to limit its exposure from catastrophes through the purchase of general excess of loss reinsurance, which provides coverage in the event that multiple insureds incur losses arising from the same occurrence. These coverages require the Company to pay a minimum premium, subject to upward adjustment based upon premium volume. The treaties, which extend in general for a twelve month period, obligate the reinsurers to pay for the portion of the Company's aggregate losses (net of specific reinsurance) which fall within each treaty's coverage. In the event of a loss, the Company may be obligated to pay additional reinstatement premiums under its excess of loss reinsurance treaties, to the extent that such treaties cover a portion of the loss and in an amount not greater than the original premium paid under such treaties. The Company also writes hull and cargo war risks. In the event there are losses from such policies arising from one occurrence, the aggregation of such losses would be covered under the Company's existing reinsurance program which reduces the Company's exposure to a loss of $2 million per occurrence. Every effort is made to purchase sufficient reinsurance coverage to protect the Company against the cumulative impact of several losses arising from a single occurrence, but there is no guarantee that such reinsurance coverage will prove sufficient.

     The Company reinsures risks with several domestic and foreign reinsurers as well as syndicates of Lloyd's. The Company's consolidated domestic insurance companies' largest unsecured reinsurance receivables on a statutory basis as of December 31, 2002, were from Arkwright, Utica Mutual, Lloyd's (including amounts from Equitas, a company established to settle claims for underwriting years 1992 and prior), Hartford Fire Insurance Company ("Hartford Fire"), and Swiss Reinsurance America Corp. ("Swiss Re"), with aggregate unsecured reinsurance receivables of approximately $19 million, $8 million, $69 million (including $8 million from Equitas), $6 million, and $9 million, respectively.

     The most recent A.M. Best ratings were A+ for Arkwright (part of the FM Global Group) and Hartford Fire, A- for Utica Mutual and Lloyd's of London, A++ for Swiss Re and NR-3 for Equitas. The definitions of the above A.M. Best ratings are as follows: A++ and A+ (Superior), A and A- (Excellent) and NR-3 (Rating Procedure Inapplicable). Lloyd's maintains a trust fund, which was established for the benefit of all United States ceding companies. For the three most recent years for which Lloyd's has reported results, 1999, 1998, and 1997, losses were reported for all three years. Lloyd's is expected to report losses for the 2001 and 2000 years as well. The Company has experienced difficulties in collecting amounts due from Lloyd's and is currently in arbitration with Lloyd's; however, the timing of cash receipts has not materially affected the Company's liquidity. Equitas maintains policyholders' surplus at March 31, 2002 of approximately 679 million Pounds Sterling (US $968 million). However, given the uncertainty surrounding the adequacy of surplus and sufficiency of assets in Equitas to meet its ultimate obligations, there is a reasonable possibility that the Company's collection efforts relating to reinsurance receivables from Equitas might be adversely affected in the future.

     At December 31, 2002, the Company's reinsurance receivables from reinsurers other than those indicated above were approximately $196 million, including amounts recoverable for paid losses, case loss reserves, IBNR losses and unearned premiums. This amount is recoverable collectively from approximately 560 reinsurers or syndicates, no single one of which was liable to the Company for an unsecured amount in excess of approximately $3 million.

     Approximately 90% of the Company's total reinsurance receivables as of December 31, 2002 are either fully collateralized by letters of credit and or funds withheld, reside with entities rated "A-" or higher, or are subject to offsetting balances.

Reserves

     The applicable insurance laws under which the Company operates require that reserves be maintained for the payment of losses and loss adjustment expenses with respect to both reported and IBNR losses under its insurance policies. IBNR losses are those losses, based upon historical experience and other relevant data, that the Company estimates will be reported or ultimately develop under policies issued by the Company. Case loss reserves are determined by evaluating reported claims on the basis of the type of loss involved, knowledge of the circumstances surrounding the claim and the policy provisions relating to the type of loss. IBNR losses are estimated on the basis of statistical information with respect to the probable number and nature of losses which have not yet been reported. The establishment of reserves (and the increase in reserves) has the effect of reducing income while the reduction of reserves increases income.

     The loss settlement period for payment of insurance claims may be many years, and during this period it often becomes necessary to adjust the estimate of liability on a claim either upward or downward. The classes of marine, aircraft and non-marine liability insurance written by the Company include liability classes which historically have had longer periods of time between occurrence of an insurable event, reporting of the claim to the Company and final settlement. In such cases, the Company is forced to estimate reserves with the possibility of making several adjustments to reserves during this time period. Other classes of insurance, such as property and claims-made non-marine liability classes, historically have had shorter periods of time between occurrence of an insurable event, reporting of the claim to the Company and final settlement. The reserves with respect to such classes are less likely to be readjusted.

     The Company, from time to time, has increased its participation in the pools. The effect of each such increase is prospective in nature and does not affect the loss reserves herein set forth for the years prior to the effective date of any such change in participation percentage.

     The Company participated in both the issuance of umbrella casualty insurance for various Fortune 1000 companies and the issuance of ocean marine liability insurance for various oil companies during the period from 1978 to 1985. Depending on the calendar year, the insurance pools' net retained liability per occurrence after applicable reinsurance ranged from $250,000 to $2,000,000. The Company's effective pool participation on such risks varied from 11% in 1978 to 59% in 1985. Subsequent to this period, the pools substantially reduced their umbrella writings and coverage was provided to smaller insureds. Ocean marine and non-marine policies issued during the past three years also contain some coverage for environmental risks.

     At December 31, 2002 and 2001, the Company's gross, ceded and net loss and loss adjustment expense reserves for all Asbestos/Environmental policies amounted to $67.7 million, $55.0 million and $12.7 million, and $28.0 million, $16.5 million and $11.5 million, respectively. As of December 31, 2002 and 2001, the Company had approximately 360 and 300 policies, respectively, under which there was at least one claim relating to Asbestos/Environmental exposures. The increase in gross reserves during 2002 is attributable to case reserves on a few policies and additional IBNR reserves. The Company believes that the uncertainty surrounding Asbestos/Environmental exposures, including issues as to insureds' liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions renders it difficult to determine the ultimate loss for Asbestos/Environmental related claims. Given the uncertainty in this area, losses from Asbestos/Environmental related claims may develop adversely. However, the Company's net unpaid loss and loss adjustment expense reserves in the aggregate, as of December 31, 2002, represent management's best estimate.

     The following table sets forth the Company's net loss and loss adjustment expense experience for Asbestos/Environmental policies for each of the past three years:

                                                   Year ended December 31,
                                                   -----------------------
                                                 2002        2001       2000
                                               -------------------------------
                                                          (In thousands)
Asbestos/Environmental
----------------------
Unpaid losses and loss adjustment expenses
    (including IBNR) at beginning of period    $  11,492     $12,357    $9,697
Incurred losses and loss adjustment expenses       2,195         567     3,406
Payments                                            (991)     (1,432)    (746)
                                               -------------------------------
Unpaid losses and loss adjustment expenses
    (including IBNR) at end of period          $  12,696     $11,492   $12,357
                                               ===============================


     The net loss and loss adjustment expense payments for each of the past three years related to the Company's Asbestos/Environmental claims have not been material in relation to the Company's total net losses and loss adjustment expense payments as shown in the table below:

                                                    Year ended December 31,
                                                    -----------------------
                                                  2002        2001       2000
                                                 -----------------------------
                                                          (In thousands)
Total net loss and loss adjustment
  expense payments                               $75,315     $76,557   $65,121
Asbestos/Environmental loss and loss
  adjustment expense payments                    $   991     $ 1,432   $   746

     The insurance pools have written coverage for products liability as part of their other liability insurance policies issued since 1985. The insurance pools' maximum loss per risk is generally limited to $1,000,000 and the Company's participation percentage ranges from 59% to 100% based upon policy year. The Company believes that the Company's reserves with respect to such policies are adequate to cover the ultimate resolution of all such products liability claims.

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

     The second section sets forth the re-estimates in later years of net incurred losses, including net payments, as a percentage of the estimated liability for net unpaid losses and loss adjustment expenses for the years indicated. Percentages less than 100% represent a redundancy, while percentages greater than 100% represent a deficiency. The net cumulative redundancy (deficiency) represents, as of December 31, 2002, the aggregate change in the estimates over all prior years. The changes in re-estimates have been reflected in results from operations over the periods shown.

     The third section sets forth the cumulative redundancy (deficiency) of unpaid losses and loss adjustment expenses on a gross basis, which represents the aggregate change in the estimates of such losses over all prior years starting with the 1993 calendar year and subsequent.

     The Company makes no specific provision for inflation in connection with reserve estimates, but does each year consider the adjustment of outstanding case reserves, historical loss payments and current inflationary indices in determining the adequacy of the overall loss reserve.



                                                                        Year Ended December 31,
                             ------------------------------------------------------------------------------------------------------
                                1992      1993     1994      1995     1996      1997     1998      1999     2000      2001     2002
                                ----      ----     ----      ----     ----      ----     ----      ----     ----      ----     ----
                                                                         (Dollars in thousands)
Estimated Liability
for Net Unpaid Losses
and Loss Adjustment
Expenses................     203,735   208,366  212,377   229,916  227,370   222,335  213,589   196,865  199,685   210,953  208,979



Cumulative Amount of
Net Liability Paid as
a Percentage of
Estimate through:

   1  Year Later                  20%       22%      20%       20%      17%       19%      20%       24%      28%       30%
   2  Years Later                 37%       37%      34%       32%      30%       32%      35%       39%      56%
   3  Years Later                 48%       49%      44%       42%      42%       43%      43%       53%
   4  Years Later                 58%       57%      53%       51%      51%       49%      51%
   5  Years Later                 64%       64%      62%       58%      56%       54%
   6  Years Later                 70%       71%      68%       62%      58%
   7  Years Later                 76%       76%      72%       64%
   8  Years Later                 80%       77%      73%
   9  Years Later                 81%       78%
  10  Years Later                 81%


Net Liability
Reestimated including
Cumulative Net Paid
Losses and Loss
Adjustment Expenses
as a Percentage of:

   1  Year Later                  99%       99%      97%       94%      90%       91%      94%       96%     105%      102%
   2  Years Later                 97%       96%      95%       87%      87%       87%      87%       94%     108%
   3  Years Later                 95%       95%      91%       86%      85%       83%      84%       95%
   4  Years Later                 95%       93%      91%       86%      83%       81%      85%
   5  Years Later                 94%       94%      92%       85%      82%       81%
   6  Years Later                 95%       95%      93%       84%      82%
   7  Years Later                 96%       95%      92%       84%
   8  Years Later                 96%       94%      92%
   9  Years Later                 95%       95%
  10  Years Later                 96%


Net Cumulative
  Redundancy (Deficiency)      8,611    10,179   16,702    35,642   41,128    41,741   32,522     9,507  (15,882)   (4,389)



Gross Unpaid Losses
  and Loss Adjustment
  Expenses                            $407,321 $435,072  $417,795 $411,837  $388,402 $401,584  $425,469 $411,267  $534,189 $516,002
Reinsurance Recoverable
  on Unpaid Losses and
  Loss Adjustment Expenses             198,955  222,695   187,879  184,467   166,067  187,995   228,604  211,582   323,236  307,023
Reserve Re-estimated Gross             396,670  436,457   414,108  379,969   398,458  442,760   459,936  466,031   577,923
Reserve Re-estimated
  Reinsurance Recoverable              198,483  240,782   219,834  193,727   217,864  261,693   272,578  250,464   362,581
Gross Cumulative Redundancy
  (Deficiency)                          10,651   (1,385)    3,687   31,868   (10,056) (41,176)  (34,467) (54,764)  (43,734)




     The following table provides a reconciliation of the Company's consolidated liability for losses and loss adjustment expenses at the beginning and end of 2002, 2001 and 2000:


                                                                            Year ended December 31,
                                                                            -----------------------
                                                                     2002             2001             2000
                                                                 ---------------------------------------------
                                                                                   (In thousands)
Net liability for losses and loss adjustment
  expenses at beginning of year......................             $210,953         $199,685         $196,865
                                                                  --------         --------         ---------
Provision for losses and loss adjustment
  expenses occurring in current year.................               68,952           78,221           76,425
Increase (decrease) in estimated losses and loss
  adjustment expenses for claims occurring
  in prior years (1).................................                4,389            9,604           (8,484)
Deferred income-loss portfolio
  assumption(2)......................................                   15               76              122
                                                                  --------         --------         ---------
Net loss and loss adjustment expenses
  Incurred...........................................               73,356           87,901           68,063
                                                                  --------         --------         ---------
Less:
Losses and loss adjustment expense payments for claims
  occurring during:
      Current year...................................               11,950           20,354           17,530
      Prior years....................................               63,365           56,203           47,591
                                                                  --------           ------         ---------
                                                                    75,315           76,557           65,121
Add:
Deferred income-loss portfolio assumption(2)                          (15)             (76)             (122)
                                                                  --------         --------         ---------
Net liability for losses and loss adjustment
  expenses at year end...............................              208,979          210,953          199,685
                                                                  --------         --------         ---------
Ceded unpaid losses and loss adjustment
  expenses at year end...............................              307,023          323,236          211,582
                                                                  --------         --------         ---------
Gross unpaid losses and loss adjustment
  expenses at year end...............................             $516,002         $534,189         $411,267
                                                                  ========         ========         ========

     (1) The adjustment to the consolidated liability for losses and loss adjustment expenses for losses occurring in prior years reflects the net effect of the resolution of losses for other than full reserve value and subsequent readjustments of loss values. The increase in 2002 reflects provisions made for insolvent, financially impaired and commuted reinsurers, and adverse development from the Company's other liability line reflecting umbrella exposures. The 2001 year reflects adverse development from the MMO London line of business due to higher than expected claim frequency and provisions made for insolvent or financially impaired reinsurers. Both of the 2002 and 2001 amounts were partially offset by favorable development in the ocean marine line of business. The decrease in 2000 in estimated losses is attributable to the ocean marine and aircraft lines of business as a result of favorable payout trends due, in part, to lower retention levels per loss.

     (2) Deferred income-loss portfolio assumption represents the difference between cash received and unpaid loss reserves assumed as a result of the Company's assumption of net pool obligations from two former pool members, which was initially capitalized and is being amortized over the payout period of the related losses.

     The principal differences between the consolidated liability for unpaid losses and loss adjustment expenses as reported in the Annual Statement filed with state insurance departments in accordance with statutory accounting principles and the liability based on generally accepted accounting principles shown in the above tables are due to the Company's assumption of loss reserves arising from former participants in the MMO insurance pools, the Company's reserves for MMO London and reserves for uncollectible reinsurance. The loss reserves shown in the above tables reflect in each year salvage and subrogation accruals of approximately 1% to 6%. The estimated accrual for salvage and subrogation is based on the line of business and historical salvage and subrogation recovery data. Under neither statutory nor generally accepted accounting principles are loss and loss adjustment expense reserves discounted to present value.

     The following table sets forth the reconciliation of the consolidated net liability for losses and loss adjustment expenses based on statutory accounting principles for the domestic insurance companies to the consolidated amounts based on accounting principles generally accepted in the United States of America ("GAAP") as of December 31, 2002, 2001 and 2000:


                                                                                   Year ended December 31,
                                                                         -------------------------------------------
                                                                             2002            2001           2000
                                                                         -------------------------------------------
                                                                                     (In thousands)
Liability for losses and loss adjustment expenses
  reported based on statutory accounting principles..................    $  195,948        $156,203       $151,752
Liability for losses and loss adjustment expenses assumed
  from two former pool members.......................................         4,826           5,360          5,508
 (excludes $3,351, $2,402 and $2,448 at  December 31, 2002,
  2001 and 2000, accounted for in the  statutory liability for losses and loss adjustment expenses)
MMO London............................................................        -----          36,823         39,789
Other, net............................................................        8,205          12,567          2,636
                                                                           --------        --------       --------
Net liability for losses and loss adjustment expenses reported
  based on GAAP.................                                            208,979         210,953        199,685
Ceded liability for unpaid losses and loss adjustment expenses........      307,023         323,236        211,582
                                                                           --------        --------       --------
Gross liability for unpaid losses and loss adjustment expenses........     $516,002        $534,189       $411,267
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

     The domestic insurance company subsidiaries also file statutory financial statements with each state in the format specified by the NAIC. The NAIC provides accounting guidelines for companies to file statutory financial statements and provides minimum solvency standards for all companies in the form of risk-based capital requirements. The policyholders' surplus (the statutory equivalent of net worth) of each of the domestic insurance companies is above the minimum amount required by the NAIC.

     The NAIC's project to codify statutory accounting principles was approved by the NAIC in 1998. The purpose of codification was to provide a comprehensive basis of accounting for reporting to state insurance departments. The approval of codified accounting rules included a provision for the state insurance commissioners to modify such accounting rules by practices prescribed or permitted for insurers in their state. The domestic insurance companies are domiciled in the State of New York, which adopted certain prescribed accounting practices that differ from those approved by the NAIC. Codification became effective on January 1, 2001 and did not have a material effect on the domestic insurance companies' policyholders' surplus.

     New York Marine and Gotham are subject to examination by the Insurance Department of the State of New York. The insurance companies' most recent examination was for the year ended December 31, 2000. There were no significant adjustments which resulted from that examination.

     MMO London operated in a highly regulated environment within the overall Lloyd's market. Lloyd's maintains regulatory departments that review the management and operation of all agencies and syndicates to ensure that business is conducted in accordance with Lloyd's standards. Syndicates are required to maintain trust funds for insurance transactions, with strict guidelines on withdrawals from such funds. Annual solvency tests are conducted whereby syndicates must maintain minimum capital requirements in accordance with ratios prescribed by Lloyd's.

     The following table shows, for the periods indicated, the Company's consolidated domestic insurance companies' statutory ratios of net premiums written (gross premiums less premiums ceded) to policyholders' surplus:

                                                             Year Ended December 31,
                                    ----------------------------------------------------------------------------
                                         2002            2001           2000            1999             1998
                                    ----------------------------------------------------------------------------
                                                                 (Dollars in thousands)


Net premiums written.........          $106,140       $ 78,438        $ 61,584        $ 38,741        $ 45,333
Policyholders' surplus.......           180,394        152,061         184,688         200,899         196,745
                                    ----------------------------------------------------------------------------
Ratio........................          .59 to 1       .52 to 1        .33 to 1        .19 to 1        .23 to 1


     While there are no statutory requirements applicable to the Company which establish permissible premium to surplus ratios, guidelines established by the NAIC provide that the statutory net premiums written to surplus ratio should be no greater than 3 to 1. The Company is well within those guidelines.

     NYMAGIC's principal source of income is dividends from its subsidiaries, which are used for payment of operating expenses, including interest expense, loan repayments and payment of dividends to NYMAGIC's shareholders. The maximum amount of dividends that may be paid to NYMAGIC by the domestic insurance company subsidiaries is limited to the lesser of 10% of policyholders' surplus or 100% of adjusted net investment income, as defined under New York Insurance Law. Within this limitation, the maximum amount which could be paid to the Company out of the domestic insurance companies' surplus was approximately $17,400,000 as of December 31, 2002. In connection with the application for approval of acquisition of control of NYMAGIC, INC., filed by Mariner and William J. Michaelcheck with the New York State Insurance Department (the "Department") pursuant to Section 1506 of the New York Insurance Law, New York Marine and Gotham agreed for a period of two years from July 31, 2002, the date of the acquisition of such control, not to pay any dividends without the consent of the Department.

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

     The Terrorism Risk Insurance Act of 2002 ("TRIA") became effective on November 26, 2002. TRIA applies to all licensed and surplus lines insurers doing business in the United States, including Lloyd's and foreign insurers, who are writing commercial property or casualty insurance. Under TRIA, the federal government will provide the insurance industry with assistance in the event there is a loss from certain acts of terrorism. The program terminates on December 31, 2005. Each insurer has an insurer deductible under TRIA which is based upon the prior year's direct commercial earned premiums. For 2003, that deductible is 7% of direct commercial earned premiums in 2002. The insurer deductible percentage increases to 10% in 2004 and 15% in 2005. For losses exceeding the insurer deductible, the federal government will reimburse the insurer for 90% of insured losses, while the insurer retains 10%. The Company's insurer deductible under TRIA would be approximately $8 million in 2003.

     TRIA will assist the Company to mitigate our exposure in the event of loss from an act of terrorism; furthermore, part of the insurer deductible might be satisfied by recoveries under the Company's existing reinsurance program. However, the Company is seeking to purchase additional reinsurance to further minimize its loss from an act of terrorism. There can be no assurance that the Company will be successful in this endeavor.

Subsidiaries

     NYMAGIC was formed in 1989 to serve as a holding company for the subsidiary insurance companies. NYMAGIC's largest insurance company subsidiary is New York Marine which was formed in 1972. NYMAGIC's other domestic insurance company subsidiary, Gotham, was organized in 1986 as a means of expanding into the excess and surplus lines marketplace. New York Marine and Gotham entered into a Reinsurance Agreement, effective January 1, 1987, under the terms of which Gotham cedes 100% of its gross direct business to New York Marine and assumes 15% of New York Marine's total retained business, beginning with the 1987 policy year. Accordingly, for policy year 1987 and subsequent, Gotham's underwriting statistics are similar to New York Marine's. As of December 31, 2002, 75% and 25% of Gotham's common stock is owned by New York Marine and NYMAGIC, respectively.

     Gotham does not assume or cede business to or from other insurance companies. As of December 31, 2002, New York Marine had aggregate receivables due from Gotham of approximately $28 million or 17% of New York Marine's policyholders' surplus. Gotham had aggregate reinsurance receivables due from New York Marine, as of December 31, 2002, of approximately $25 million or 44% of Gotham's policyholders' surplus.

     MMO was formed in 1964 to underwrite a book of ocean marine insurance and was acquired in 1991 by NYMAGIC. MMO's activities expanded over the years and it now underwrites a book of ocean marine, inland marine, aircraft and other liability insurance.

     Midwest was formed in 1978 to underwrite a varied book of business located in the Midwest region and was acquired in 1991 by NYMAGIC.

     PMMO was formed in 1975 to underwrite a varied book of business located in the West Coast region and was acquired in 1991 by NYMAGIC.

     MMO UK was formed in 1997 as a Lloyd's limited liability corporate capital vehicle and placed into runoff in 2002.

     MMO EU was formed in 1997 as a holding company for MMO UK.

Competition

     The insurance industry is highly competitive and the companies, both domestic and foreign, against which the Company competes are often larger and could have greater capital resources than the Company and the pools. The Company's principal methods of competition are pricing and responsiveness to the individual insured's coverage requirements.

     The Company believes it can successfully compete against other companies in the insurance market due to its philosophy of underwriting quality insurance, its reputation as a conservative well-capitalized insurer and its willingness to forego unprofitable business.

Employees

     The Company currently employs approximately 105 persons, of whom 18 are insurance underwriters.

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

     On December 30, 2002, the Company signed a sublease, for which it received landlord's consent dated January 31, 2003, for 28,195 square feet for its principal offices in New York. The lease commenced on March 1, 2003 and expires on July 30, 2016. The minimum monthly rental payments of $102,794 will commence in 2004 and end in 2016 and amount to $15.3 million of total rental payments over the term of the sublease. The new offices will be located at 919 Third Avenue, New York, New York 10022.

Item 3.   Legal Proceedings

     The Company is not currently involved in any legal proceedings other than litigation all of which, collectively, is not expected to have a material adverse effect on the business, financial condition or results of operations of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company did not submit any matters to a vote of security holders during the fourth quarter of 2002.

                                     PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters

     The Company's common stock trades on the New York Stock Exchange (NYSE
Symbol: NYM). The following table sets forth high and low closing prices for the periods indicated as reported on the New York Stock Exchange Composite Tape.

                                    2002                           2001
                            --------------------           -------------------
                             High          Low              High         Low
                             ----          ---              ----         ---
First Quarter.......        $20.61       $15.63            $19.00       $17.60
Second Quarter......         22.01        15.14             22.27        18.15
Third Quarter.......         15.36        13.85             20.79        15.85
Fourth Quarter......         20.89        14.61             18.99        15.60

     As of March 3, 2003, there were 74 shareholders of record. However, management believes there are approximately 450 beneficial owners of NYMAGIC's common stock.

Dividend Policy

     A cash dividend of ten (10) cents per share was declared and paid to shareholders of record in March, June and September of 2001. The Company did not declare a dividend in December of 2001 or at any time during 2002. The Company has declared a dividend of six (6) cents per share to shareholders of record on March 31, 2003, payable on April 8, 2003. For a description of restrictions on the ability of the Company's insurance subsidiaries to transfer funds to the Company in the form of dividends, see "Business - Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".


Item 6.   Selected Financial Data

OPERATING DATA                                      Year Ended December 31,
                                  ----------------------------------------------------------
                                     2002        2001      2000      1999             1998
                                     ----        ----      ----      ----             ----
                                           (In thousands, except per share amounts)
Revenues:
Net premiums earned...........    $113,457     $84,633    $ 75,448  $ 56,155        $76,023
Net investment income.........      15,821      17,388      18,076    18,642         20,803
Commission income.............       1,549       3,312         903     1,956            591
Net realized investment gains.       8,456       2,874       5,247    12,504          8,615
Other income..................         186         285       1,059       237            396
                                  --------    --------   ---------- ---------      ---------

Total revenues................    $139,469    $108,492    $100,733   $89,494       $106,428
                                  --------    --------   ---------- ---------      ---------

Expenses:
Net losses and loss adjustment
  expenses incurred...........     $73,356     $87,901   $  68,063  $ 36,853       $ 50,512
Policy acquisition expenses...      18,899      16,083      18,178    11,077         10,107
General and administrative
   expenses...................      18,373      16,952      19,439    19,327         21,531
Interest expense..............         575         395         712     1,058          1,374
                                  --------    --------  ----------   --------     ---------

Total expenses................    $111,203    $121,331   $ 106,392   $68,315        $83,524
                                  --------    --------  ----------  --------      ---------

Selected Financial Data (continued)                            Year Ended December 31
----------------------------------------------------------------------------------------------------------
                                         2002             2001            2000        1999          1998
                                         ----             ----            ----        ----          ----
                                                         (In thousands, except per share amounts)
Income (loss) before income taxes      $28,266         $(12,839)        $(5,659)    $21,179       $22,904
                                       --------        ---------        --------    --------      --------
 Income taxes expense (benefit)
  Current............................   (4,869)             798           1,276       3,189         5,250
  Deferred...........................    4,425             (498)         (1,433)      1,577          (869)
                                       --------        ---------        --------    --------      --------
Total income taxes...................     (444)             300            (157)      4,766         4,381
                                       --------        ---------        --------    --------      --------

Net income (loss)....................  $28,710         $(13,139)        $(5,502)    $16,413       $18,523
                                       ========        =========        ========    ========      ========


BASIC EARNINGS (LOSS) PER SHARE:

Weighted average shares outstanding      9,277            9,232           9,244       9,687         9,679
Basic earnings (loss)  per share.....    $3.09           $(1.42)          $(.60)      $1.69         $1.91
                                         =====          ========          ======     =======        =====


DILUTED EARNINGS (LOSS)   PER SHARE:

Weighted average shares outstanding..    9,309            9,232           9,244       9,687         9,705
Diluted earnings (loss) per share....    $3.08           $(1.42)          $(.60)      $1.69         $1.91
                                         =====           =======          ======      =====         ======

Dividends declared per share.........   $  .00           $  .30           $ .40      $  .40        $  .40
                                        ======           ======           ======     ======         ======



BALANCE SHEET DATA:

                                                                     December 31,
                                      ---------------------------------------------------------------------
                                         2002            2001             2000         1999         1998
                                         ----            ----             ----         ----         ----
                                                                   (In thousands)

Total investments....................  $429,490        $366,167         $371,291     $396,710     $443,022
Total assets.........................   824,007         856,997          720,329      764,304      730,320
Unpaid losses and loss
  adjustment expenses...                516,002         534,189          411,267      425,469       401,584
Notes payable........................     6,220           7,911            7,458       12,458        17,458
Total shareholders' equity...........  $220,953        $199,272         $216,290     $231,142      $228,180
Book value per share.................    $23.54*         $21.46           $23.62       $23.88        $23.50

* On January 31, 2003 the Company sold equity to Conning Capital Partners VI,
L.P. ("Conning"). Assuming the investment by Conning was made on December 31, 2002, book value per share would have been $23.44. See "Liquidity and Capital
Resources".


     For a description of factors that materially affect the comparability of the information reflected in the Selected Financial Data, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations

     The Company's results of operations are derived from participation in pools of insurance covering ocean marine, inland marine, aircraft and other liability insurance managed by MMO and affiliates. Effective January 1, 1997 and subsequent, the Company's participation in the pools increased to 100%. The Company has ceased writing any new policies covering aircraft insurance for periods subsequent to March 31, 2002.

         MMO London wrote a book of ocean marine insurance through its participation in Syndicate 1265 and a book of assumed property and aircraft reinsurance through its participation in Syndicate 2010. Effective January 1, 2002 and subsequent, MMO London will no longer provide capacity to any Lloyd's syndicate.

     The Company records premiums written in the year policies are issued and earns such premiums on a monthly pro rata basis over the terms of the respective policies. The following tables present the Company's premiums written and premiums earned on a net basis after ceded reinsurance for each of the past three years.


NYMAGIC Net Premiums Written
   by Segment                                              Year Ended December 31,
-------------                      -----------------------------------------------------------------------
                                           2002                      2001                      2000
                                   -----------------------------------------------------------------------
                                                            (Dollars in thousands)
Ocean marine................        $ 70,762      67%          $45,690      51%          $32,446      36%
Inland marine/Fire..........           2,975       3%            1,349       1%              596       1%
Aircraft....................          22,366      21%           26,556      30%           25,060      28%
Other liability.............           9,960       9%            4,684       5%            3,239       4%
MMO London..................             302     ---            11,254      13%           27,654      31%
Other.......................              77     ---               159     ---               243      ---
                                   -----------------------------------------------------------------------
Total.......................        $106,442     100%          $89,692     100%          $89,238     100%
                                   =======================================================================



NYMAGIC Net Premiums Earned
   by  Segment                                             Year Ended December 31,
--------------                     -----------------------------------------------------------------------
                                           2002                      2001                      2000
                                   -----------------------------------------------------------------------
                                                            (Dollars in thousands)

Ocean marine...............         $ 61,802      54%          $38,510      46%          $32,271      43%
Inland marine/Fire.........            2,371       2%              644       1%              460       1%
Aircraft...................           38,157      34%           28,318      33%           12,823      17%
Other liability............            6,883       6%            2,864       3%            3,228       4%
MMO London.................            4,159       4%           14,136      17%           26,399      35%
Other......................               85      ---              161      ---              267      ---
                                 ----------------------------------------------------------------------------
Total......................         $113,457     100%          $84,633     100%          $75,448     100%
                                 ============================================================================


     Unlike many types of property and casualty insurance, ocean marine, inland marine, aircraft and other liability premium rates are not strictly regulated by governmental authorities. Consequently, the Company is able to adjust premium rates quickly in response to competition, varying degrees of risk and other factors. In addition, the Company, by virtue of its underwriting flexibility, is able to emphasize specific lines of business in response to advantageous premium rates and its anticipation of positive underwriting results. However, the insurance industry is highly competitive and the companies against which the Company competes may seek to limit any market premium rate.

     The Company's general and administrative expenses consist primarily of compensation expense, employee benefits and rental expense for office facilities. The Company's policy acquisition costs include brokerage commissions and premium taxes both of which are primarily based on a percentage of premiums written. Acquisition costs have generally changed in proportion to changes in premium volume. Losses and loss adjustment expenses incurred in connection with insurance claims in any particular year depend upon a variety of factors including the rate of inflation, accident or claim frequency, the occurrence of natural catastrophes and the number of policies written.

     The Company estimates reserves each year based upon, and in conformity with, the factors discussed under "Business-Reserves". Changes in estimates of reserves are reflected in operating results in the year in which the change occurs.


2002 as Compared to 2001


     The Company reported net earnings of $28.7 million, or $3.08 per diluted share, as compared to net losses of $13.1 million, or $1.42 per diluted share, for the years ended December 31, 2002 and 2001, respectively.

     Net realized investment gains after taxes of $5.5 million, or $.59 per diluted share, and $1.9 million, or $.20 per diluted share, were reported for the years ended December 31, 2002 and 2001, respectively.

     In 2002, the Company completed the withdrawal from its London operations, which resulted in a benefit of $9.3 million, or $.99 per diluted share, resulting primarily from the realization of certain tax benefits. Also in 2002, the Company recorded a charge of $1.0 million after taxes, or $.11 per diluted share, related to the reorganization of the Company's management structure.

     Results for the year 2001 include after-tax losses of approximately $9.0 million, or $.98 per diluted share, resulting from the September 11, 2001 terrorist attacks on the World Trade Center, the Pentagon and the hijacked airliner which crashed in Pennsylvania (collectively hereinafter referred to as the "WTC attack"). In addition, the Company's 2001 results from operations were adversely affected by net losses from MMO London of $9.9 million, or $1.07 per diluted share.

     Net premiums earned for the year ended December 31, 2002 grew by 34%, when compared to the same period of the prior year. Excluding the exited lines of business of aircraft and MMO London, net premiums earned for the year ended December 31, 2002 would have grown by 69% when compared to the same period of 2001. The increases were achieved primarily as a result of rate increases across all lines of business and new production opportunities.

     Net premiums earned for each segment are as follows:

     Ocean marine - net premiums earned grew by 60% during 2002 when compared to 2001 and reflect higher ocean marine rates across the various ocean marine classes, particularly in the rig class, and additional production within the various marine classes of business. Net premiums in the ocean marine class are expected to rise in 2003 as premium rates are expected to remain firm, but premium increases are expected to be substantially lower in 2003 than they were in 2002.

     Other liability - net premiums earned rose by 140% during 2002 when compared to 2001 due to new production opportunities arising from policies covering errors and omissions/professional liability risks, additional production in existing classes and larger premium rates on policy renewals. Net premiums in the other liability line are expected to increase in 2003 as premium rates are firm within this line of business, but premium increases are expected to be substantially lower in 2003 than they were in 2002.

     Inland marine/fire - net premiums earned increased 268% for the year ended December 31, 2002 when compared to the same period last year, largely due to an underwriting program insuring excess and surplus lines property risks and improved pricing. The underwriting program commenced in July of 2001.

     Aircraft - premiums earned grew 35% for the year ended December 31, 2002 when compared to the same period of 2001, despite a reduction in policy count, primarily as a result of rate increases. Contributing to the overall increase were premium surcharges for terrorism coverage written after September 11, 2001. The Company recorded approximately $28 million in gross premiums written from such premium surcharges in 2002. The prior year net premiums were adversely affected by reinstatement reinsurance costs of $5.0 million incurred as a result of the WTC attack. Net premiums written and earned are expected to decline significantly in 2003 in the aircraft segment as the Company has ceased writing new aircraft policies subsequent to March 31, 2002.

     MMO London - premiums earned for the year ended December 31, 2002 were down by 71% to $4.2 million from $14.1 million in the prior year's comparable period and reflected reduced capacity for premium writings at Lloyd's. Premiums earned are expected to further decrease as the Company has completed its withdrawal from its U.K. operations in 2002 and the Company will not provide capacity (the ability to write premiums) to any Lloyd's syndicate for the 2002 and subsequent underwriting years.

     Net losses and loss adjustment expenses incurred as a percentage of net premiums earned (the loss ratio) were 64.7% for the year ended December 31, 2002 as compared to 103.9% for the same period of 2001. The Company reported higher loss ratios in 2001 as a result of losses sustained from the WTC attack and larger severity losses arising from higher net loss retentions in the aircraft segment of business. Underwriting losses from MMO London also contributed to higher overall loss ratios in the prior year. In addition, the prior year loss ratio reflected larger charges for insolvent or financially impaired reinsurers of $10.8 million as compared to $5.1 million in calendar year 2002. A significant portion of such charges pertained to the 1998 to 2001 accident years in the aircraft segment of business and contributed to the adverse re-estimation of net loss reserves.

     The Company reported lower overall loss ratios in 2002 as a result of a decrease in the frequency and severity of losses in the aircraft line when compared to the prior year. However, the number of large severity losses increased in the ocean marine line, which adversely affected the ocean marine line in 2002. The Company also reported adverse net loss development in its umbrella (other liability) losses of approximately $2.2 million in 2002 as a result of the additional development of asbestos losses with respect to a few insureds. This compared to $.6 million in adverse development for umbrella losses in 2001.

     Policy acquisition costs as a percentage of net premiums earned for the year ended December 31, 2002 were 16.7% as compared with 19.0% for the same period of the prior year. The decrease in the percentage was primarily attributable to the aircraft expense ratio, which reflected a lower ratio as premium surcharges were recorded with a nominal processing charge. The Company expects a higher ratio in 2003 since writings in the aircraft line are expected to be significantly less than in 2002.

     The Company's combined ratio (the loss ratio plus the ratio of policy acquisition costs and general and administrative expenses divided by premiums earned) improved to 97.5% for the 2002 year compared with 142.9% for 2001. Excluding losses from the WTC attack, the combined ratio would have been 127.6% in 2001.

     Net investment income for the year ended December 31, 2002 decreased by 9% to $15.8 million from $17.4 million for the same period of 2001. The decrease reflected lower investment yields as well as larger positions in tax-exempt securities in 2002, despite a larger investment asset base in 2002. Income derived from hedge fund investments approximated $1.0 million in 2002.

     Commission and other income, collectively, decreased to $1.7 million for the year ended December 31, 2002 from $3.6 million for the same period in the prior year. In 2001, larger profit commissions were earned based upon the ceded results of aircraft reinsurance treaties.

     General and administrative expenses increased by 8% to $18.4 million for the year ended December 31, 2002 when compared to $17.0 million for the same period in 2001. The increase is principally attributable to $1.5 million in charges resulting from the reorganization of the Company's management structure in 2002.

     Interest expense increased to $575,000 in 2002 from $395,000 in 2001 due to a larger amount of loan principal outstanding during the year.

     Net realized investment gains were $8.5 million for the year ended December 31, 2002 as compared to net realized investment gains of $2.9 million for the same period of 2001. The Company incurred realized investment gains on the sale of a substantial portion of its fixed maturities portfolio in 2002 in an effort to reposition the portfolio. However, such investment gains in 2002 were partially offset by realized investment losses on the sale of the Company's common stock portfolio and sale of lower rated fixed maturities.

     The 2002 income tax provision reflects approximately $9.3 million of tax benefits realized from the completion of the Company's withdrawal from its London operations. Excluding this benefit, income taxes as a percentage of income before taxes were 31.5% in 2002.

     Premiums and other receivables, net decreased to $35.7 million at the end of 2002 from $74.9 million at the end of 2001. The decrease was largely attributable to smaller balances due from the pool managed by MMO as a result of favorable cash flows and smaller investment balances held by the pool. Premium receivables from run-off segments (aircraft and MMO London) have also decreased since the prior year.

     Reinsurance receivables, net decreased to $326.4 million as of December 31, 2002 from $361.7 million for the same period of 2001. The decrease is largely attributable to smaller loss recoveries from run-off segments (aircraft and MMO London) and to the commutation of certain reinsurance receivable balances.

     Prepaid reinsurance premiums of $6.4 million and reserve of unearned premiums of $45.4 million as of December 31, 2002 each recorded decreases from the prior year end balances primarily due to reductions in the amount of inforce premiums from the aircraft and MMO London segments.

     Accumulated other comprehensive income decreased to $.4 million as of December 31, 2002 from $7.9 million as of December 31, 2001. The change principally reflects the sale of a substantial amount of the fixed maturity and equity security portfolios in 2002.

2001 as Compared to 2000

     The Company reported net losses of $13.1 million, or $1.42 per diluted share, and net losses of $5.5 million, or $.60 per diluted share, for the years ended December 31, 2001 and 2000, respectively. The results from operations were adversely affected by net losses from MMO London of $9.9 million, or $1.07 per diluted share and $15.4 million, or $1.66 per diluted share, for the years ended December 31, 2001 and 2000, respectively. Results for the year ended December 31, 2001 include after-tax losses of approximately $9.0 million, or $.98 per diluted share, resulting from the WTC attack.

     Net premiums earned grew by approximately 12% for the year ended December 31, 2001, when compared to the same period of the prior year. Net premiums earned for the year ended December 31, 2001 were adversely affected by reinstatement reinsurance premiums of approximately $5.0 million as a result of losses sustained from the WTC attack.

     Net premiums earned by segment are listed as follows:

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

     Aircraft - net premiums earned in the aircraft line increased in 2001, primarily due to higher net retention levels and rate increases; however, they were offset by ceded reinstatement premiums incurred of $5.0 million from the WTC attack. The increase in net premiums earned was achieved despite reductions in policy count and more expensive reinsurance costs resulting from a tighter reinsurance market. Part of this increase was attributable to premium surcharges received after the WTC attack. The Company recorded approximately $12 million in net premiums written from premium surcharges, of which $6.5 million was earned, in 2001.

     Other liability - net premiums earned in the other liability line declined in 2001 due to the non-renewal of assumed auto liability business in 2001. However, net premiums written increased, primarily due to additional premium volume through expansion opportunities and firmer pricing. Contributing to the growth in 2001 was approximately $700,000 in net premiums written from policies covering errors and omissions/professional liability risks.

     MMO London - net premiums earned decreased in 2001 by 46%. Excluding a prior year transaction, which involved a one-time assumption of ocean marine and casualty premiums, net premiums earned in MMO London during 2001 would have decreased by 25% which reflected a reduction in capacity for premium writings at Lloyd's. Net premiums written and earned for the 2001 year include approximately $7.8 million and $4.9 million, respectively, resulting from the Company's interest in Lloyd's Syndicate 2010 which, effective January 1, 2001, primarily wrote assumed reinsurance of aircraft and property risks.

     The loss ratio was 103.9% for the year ended December 31, 2001 as compared to 90.2% for the prior year. Net losses and loss adjustment expenses incurred were $87.9 million and $68.1 million for the years ended December 31, 2001 and 2000, respectively. The domestic insurance companies reported higher losses in 2001 as a result of larger severity losses arising from higher net retention levels per loss in the aircraft line of business, including WTC attack losses of approximately $6.6 million. The ultimate net liability resulting from the WTC attack may change from the amount provided, depending upon revisions in gross loss estimates and the interpretation as to the number of occurrences as defined in the aircraft ceded reinsurance treaties. In addition, net losses incurred for 2001 reflected charges for insolvent or financially impaired reinsurers of $10.8 million as compared to $1.0 million in 2000.

     Net losses and loss adjustment expenses incurred from MMO London were $18.5 million (130.8% loss ratio) and $36.3 million (139.5% loss ratio) for the years ended December 31, 2001 and 2000, respectively. WTC attack losses of approximately $1.4 million also arose from MMO London operations. The decline in losses incurred in 2001 is consistent with the decline in premiums in MMO London from the prior year.

     Policy acquisition costs as a percentage of net premiums earned was 19.0% for the year ended December 31, 2001 as compared with 24.1% for the same period in 2000. The decrease was attributable to a lower aircraft expense ratio, as much of the premium surcharges enacted after September 11, 2001 were recorded with a nominal processing charge. The prior year ratio also reflected a higher ratio for MMO London resulting from the recognition of larger premium deficiencies.

     The Company's combined ratio was 142.9% in 2001 as compared to 140.1% in 2000. Excluding losses from the WTC attack, the combined ratio would have been 127.6% in 2001.

     Net investment income was down 4% to $17.4 million for the year ended December 31, 2001 from $18.1 million for the same period of the prior year. The decrease generally reflected a lower interest rate environment and a reduction in overall invested assets during the year.

     Realized investment gains were $2.9 million and $5.2 million for the years ended December 31, 2001 and 2000, respectively. The 2001 year reflected larger write-downs from other than temporary declines in the fair value of equity securities. The 2000 year amount reflected larger gains from the sale of equity securities.

     Commission income rose to $3.3 million for the year ended December 31, 2001 from approximately $900,000 for the year ended December 31, 2000. The increase in 2001 principally reflects larger profit commissions based upon the ceded results of reinsurance treaties.

     Other income decreased in 2001 to $285,000 from $1.1 million in 2000. The amount in 2000 reflected a gain of $700,000 resulting from the sale of the Company's Lloyd's agency.

     General and administrative expenses decreased by 13% to $17.0 million for the year ended December 31, 2001 from $19.4 million for the same period of 2000. The decrease is attributable to lower operating expenses in 2001 derived from MMO London.

     Interest expense decreased to $395,000 for the year ended December 31, 2001 from $712,000 for the same period of the prior year as a result of a decrease in average loan principal outstanding throughout the year.

     Total income taxes for the years ended December 31, 2001 and 2000 included increases of $5.2 million and $3.7 million, respectively, in the valuation allowance for deferred income taxes with respect to tax loss carryforwards.

     Other liabilities as of December 31, 2001 increased to $23.2 million from $9.8 million as of the 2000 year end as a result of increases in funds held from reinsurers in order to collateralize their obligations to the Company as required by provisions of various reinsurance treaties. Funds obtained from reinsurers are invested for the benefit of the Company in the insurance pools managed by MMO.

     Premium and other receivables, net increased to $74.9 million as of December 31, 2001 from $54.0 million as of the prior year. The increase was attributable to larger amounts due from the pools managed by MMO as a result of larger investment balances held by the pool.

     Unpaid losses and loss adjustment expenses and reinsurance receivables as of December 31, 2001 increased to $534.2 million and $361.7 million, respectively, primarily as a result of gross losses of $154.9 million and reinsurance receivables of $146.9 million, respectively, incurred from the WTC attack.

     Accumulated other comprehensive income decreased to $7.9 million as of December 31, 2001 from $10.9 million as of December 31, 2000. The change principally reflects decreases in the fair value of equity securities brought about by declines in the U.S. stock markets during 2001. Partially offsetting this decrease was the favorable impact of lower interest rates on the fair value of fixed maturity investments.

Liquidity and Capital Resources

     The Company monitors cash and short-term investments in order to have an adequate level of funds available to satisfy claims and expenses as they become due. As of December 31, 2002, the Company's assets included approximately $357 million in cash and short-term investments. The relatively large increase in the level of short-term investments is a direct result of the sale of a substantial amount of fixed maturity investments at the end of 2002. Although such sales were made in an effort to reposition the investment portfolio, the reinvestment of funds under the proposed investment strategy may take several months in 2003 to be fully implemented.

     The primary sources of the Company's liquidity are funds generated from insurance premiums, investment income and maturing or liquidating investments.

     Cash flows from operating activities in 2002 and 2001 amounted to $65.4 million and $1.8 million, respectively, resulting primarily from increases in premiums. A commutation of ceded loss reserves contributed approximately $19.3 million in cash flows during 2002. Cash flows of $15.1 million were used in operating activities during 2000 as declines in premium rates, increases in ceded reinsurance premium costs and increases in severity claim payments on a gross basis negatively affected cash flows from operations. The Company's loss payments on Asbestos/Environmental business also adversely affected cash flows during the past three years.

     The cash flows used in operating activities during 2000 were made available by investing activities and, in particular, through the sale or maturity of fixed income securities and short-term investments. Cash flows are expected to be favorable in the foreseeable future as a result of the strong underwriting climate in the Company's lines of business. However, they are expected to be less than the levels of cash recorded from operations in 2002 as a result of expected declines in premiums in the aircraft and MMO London lines of business.

     Financing activities occurred, in prior years, as a result of borrowings under the Company's revolving credit agreement and unsecured credit facility. Repayments under the Company's prior loan facility were made at $1,250,000 per quarter over the past three years through June 30, 2002. The Company borrowed approximately $5.5 million in 2001 to assist in the payment of gross losses of the Company. The loan amount resulted from draw downs during 2001 on letters of credit provided to support the Company's U.K. operations.

     In 2002, the Company entered into a credit agreement with a bank. The agreement combined the Company's existing credit agreements together with a facility to fund future cash draw downs on the Company's issued letter of credit to fund losses in MMO London. During 2002, the remaining balance of the Company's issued letters of credit was fully drawn down (approximately $15.7 million) and such payments were funded entirely under the credit agreement. The interest rate on the loan is fixed, at the Company's option, for a period of one to six months. The interest rate is equal to the bank's Adjusted London Interbank Offered Rate at the time of the interest rate adjustment period plus 2.5%. Principal repayments are to be paid quarterly in equal installments of $2,000,000, except for a payment of $2,500,000 which was made on September 30, 2002, until all loan obligations are repaid. Following any fiscal year in which the Company earns more than $10 million, an additional repayment is required equal to 25% of net income between $10 million and $15 million, and 50% of net income in excess of $15 million. The Company has the option to prepay amounts in excess of the required repayments. The remaining loan balance as of December 31, 2002 was $6.2 million.

     The following table outlines the major contractual obligations of the Company as of December 31, 2002 and the years in which they become due.

                                      2003
                                     -------
                                  (in millions)

         Notes payable                $6.2
         Operating leases             $1.2

     On February 7, 2003, the Company repaid its entire loan balance outstanding to the bank following the sale of equity to Conning on January 31, 2003. In this transaction, Conning acquired 400,000 investment units from the Company, each unit consisting of one share of the Company's common stock and an option to purchase an additional share of common stock from the Company. Conning paid $21.00 per unit resulting in $8.4 million in proceeds to the Company. The exercise price for the option is based on a formula contained in the Securities Purchase Agreement between Conning and the Company.

     On December 30, 2002, the Company signed a sublease, for which it received landlord's consent dated January 31, 2003, for 28,195 square feet for its principal offices in New York. The lease commenced on March 1, 2003 and expires on July 30, 2016. The minimum monthly rental payments of $102,794 will commence in 2004 and end in 2016 and amount to $15.3 million of total rental payments over the term of the sublease. The new offices will be located at 919 Third Avenue, New York, New York 10022.

     The Company's liquidity is not dependent on the use of off-balance sheet financing arrangements.

     There were no related party transactions which had a material effect on the Company's financial position, cash flows, liquidity or results of operations. Specific related party transactions are disclosed in Note 16 of the Company's financial statements.

     The Company adheres to investment guidelines set by management and approved by the Finance Committee of the Board of Directors. The investment guidelines are designed to provide the Company with adequate capital growth and sufficient liquidity to meet existing obligations. Such guidelines consider many factors including anticipated tax position and regulatory requirements.

     The Company maintains a position of investments in bonds from various states and municipalities. Such securities receive favorable tax treatment under existing tax laws. This investment position is monitored regularly, and as a result, the Company may change its investment in such securities from year to year after consideration of the alternative minimum tax.

     Under the Common Stock Repurchase Plan, the Company may purchase up to $55,000,000 of the Company's issued and outstanding shares of common stock on the open market. During 2000, the Company repurchased 529,400 shares of common stock, under the Company's Common Stock Repurchase Plan, for a total cost of approximately $6.9 million. During 2001 and 2000, the Company issued 4,540 and 9,074 treasury shares, respectively, in connection with the compensation of its Directors. As of December 31, 2002, the Company had repurchased, net of treasury shares issued, a total of 2,639,868 shares of common stock at a total cost of approximately $45,219,570 at market prices ranging from $12.38 to $28.81 per share.

     NYMAGIC's principal source of cash flow is dividends from its insurance company subsidiaries, which are then used to fund various operating expenses, including interest expense, loan repayments and the payment of any dividends to shareholders. The Company's domestic insurance company subsidiaries are limited by statute in the amount of dividends that may be declared or paid during a year. The limitation restricts dividends paid or declared to the lower of 10% of policyholders' surplus or 100% of adjusted net investment income as defined under New York Insurance Law. Within this limitation, the maximum amount which could be paid to the Company out of the domestic insurance companies' surplus was approximately $17,400,000 as of December 31, 2002. In connection with the application for approval of acquisition of control of NYMAGIC, INC., filed by Mariner and William J. Michaelcheck with the New York State Insurance Department (the "Department") pursuant to Section 1506 of the New York Insurance Law, New York Marine and Gotham agreed for a period of two years from July 31, 2002, the date of the acquisition of such control, not to pay any dividends without the consent of the Department. The limitations on dividends from the insurance company subsidiaries are not expected to have a material impact on the Company's ability to meet current cash obligations.

Critical accounting policies

     The Company discloses significant accounting policies in the footnotes of its financial statements. Management considers certain accounting policies to be critical for the understanding of the Company's financial statements. Such policies require significant management judgment and the resulting estimates have a material effect on reported results and will vary to the extent that future events affect such estimates and cause them to differ from the estimates provided currently. These critical accounting policies include unpaid losses and loss adjustment expenses, allowance for doubtful accounts and impairment of investments.

     Unpaid losses and loss adjustment expenses are based on individual case estimates for losses reported. A provision is also included, based on actuarial estimates utilizing historical trends in the frequency and severity of paid and reported claims, for losses incurred but not reported, salvage and subrogation recoveries and for loss adjustment expenses. Unpaid losses with respect to Asbestos/Environmental risks are difficult for management to estimate and require considerable judgment due to the uncertainty regarding the significant issues surrounding such claims. For a further discussion concerning Asbestos/Environmental reserves see "Reserves". Management continually reviews and updates the estimates for unpaid losses and any changes resulting therefrom are reflected in operating results currently. The potential for future adverse or favorable loss development is highly uncertain and subject to a variety of factors including, but not limited to, court decisions, legislative actions and inflation. Unpaid losses and loss adjustment expenses amounted to $516.0 million and $534.2 million at December 31, 2002 and 2001, respectively.

     The allowance for doubtful accounts is based on management's review of amounts due from insolvent or financially impaired companies. Allowances are estimated for both premium receivables and reinsurance receivables. Management continually reviews and updates such estimates for any changes in the financial status of companies. For a further discussion concerning reinsurance receivables see "Reinsurance Ceded". The allowance for doubtful accounts on reinsurance receivables amounted to $13.3 million and $17.6 million at December 31, 2002 and 2001, respectively. The allowance for doubtful accounts on premiums and other receivables amounted to $450,000 at December 31, 2002 and 2001.

     Impairment of investments, included in realized investment gains or losses, results from declines in the fair value of investments which are considered by management to be other than temporary. Management reviews investments for impairment based upon specific criteria that include the duration and extent of declines in fair value of the security below its cost or amortized cost. Approximately $1.5 million and $4.4 million were charged to results from operations in 2002 and 2001, respectively, resulting from fair value declines considered to be other than temporary. Gross unrealized gains and losses on fixed maturity investments amounted to approximately $.6 million and $ 0, respectively, at December 31, 2002. There were no unrealized gains or losses on equity securities at December 31, 2002.

Effect of recent accounting pronouncements

     Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure" ("SFAS 148"), was issued by the Financial Accounting Standards Board ("FASB") in December 2002. SFAS 148 provides alternative methods of transition for a company that voluntarily changes its method of accounting for stock based employee compensation to the fair value method. SFAS 148 also requires additional disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and its effect on reported results. SFAS 148 is effective for interim periods beginning after December 15, 2002. The Company has adopted the appropriate disclosures under SFAS 148.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

     Market risk includes the potential for future losses due to reasonably possible changes in the fair value of financial instruments, which relates mainly to the Company's investment portfolio. Those risks associated with the investment portfolio include the effects of exposure to adverse changes in interest rates, credit quality and hedge fund and equity investments.

     The largest market risk to the Company relates to interest rate risk. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. This risk is considered when developing benchmarks for evaluating the Company's portfolio. Such benchmarks also consider the overall duration of the Company's loss reserves. Through the matching of cash flows from future maturing investments with the ultimate payout pattern of loss reserves, the Company believes it can minimize the effect of interest rate risk.

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


                                Future cash flows of expected principal amounts
                                -----------------------------------------------
                                             (Dollars in millions)

                                                                                             Total      Total
                                                                                  There-   Amortized     Fair
Fixed maturities             2003       2004       2005       2006     2007        after     Cost       Value
----------------------------------------------------------------------------------------------------------------
Tax-exempts                  $17         ---        ---        ---      ---          $1        $18        $18
   Average interest rate     1.4%        ---        ---        ---      ---         5.3%       ---        ---

Taxables                     $ 7         ---        ---        $5       ---          ---       $12        $12
   Average interest rate     4.8%        ---        ---        5.6%     ---          ---       ---        ---
                            -----       -----      -----      -----    -----        -----     -----      -----
Total                        $24         ---        ---        $5       ---          $1        $30        $30



     Credit quality risk includes the risk of default by issuers of debt securities. The Company's investment guidelines are designed and prohibit the investment in securities below bonds rated Baa2. Overall, the Company maintains fixed maturities with an average credit quality rating of AA as of December 31, 2002. The Company's exposure to credit risk is considered minimal.

     Hedge fund and equity investment risk include the potential loss from the diminution in the value of the underlying investment of the hedge fund and the potential loss from changes in the fair value of equity securities. The Company's hedge fund investments are liquid and the Company can generally sell the underlying securities in such hedge funds to hedge fund managers upon 60 days notice. Hedge fund and equity investments are limited by the Company's investment guidelines to 30% of policyholders' surplus or 15% of total investments, whichever is greater.

     The Company monitors market risks on a regular basis through meetings with Mariner, examining the existing portfolio and reviewing potential changes in investment guidelines, the overall effect of which is to allow management to make informed decisions concerning the impact that market risks have on the portfolio.

Item 8.   Financial Statements and Supplementary Data

     The consolidated financial statements required in response to this item are included as part of Item 15(a) of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.
                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

     The information required by this Item is incorporated by reference herein from the sections captioned "Election of Directors," "Nominees for Directors," "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in NYMAGIC's Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2002.

Item 11.   Executive Compensation

     The information required by this Item is incorporated by reference herein from the sections captioned "Compensation of Directors" and "Compensation of Executive Officers" in NYMAGIC's Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2002.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is incorporated by reference herein from the sections captioned "Security Ownership of Certain Beneficial Owners," "Security Ownership of Management," "Changes in Control" and "Equity Compensation Plans" in NYMAGIC's Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2002.

Item 13.   Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference herein from the section captioned "Certain Relationships and Related Transactions" in NYMAGIC's Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2002.

Item 14.  Controls and Procedures

     Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rule 13a-14 under the Securities Exchange Act of 1934 within 90 days of the date of this annual report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in allowing timely decisions regarding disclosure. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)  1.    Financial Statements

         The list of financial statements appears in the accompanying index on page 39.

         2.    Financial Statement Schedules

         The list of financial statement schedules appears in the accompanying index on page 39.

         3.    Exhibits

          3.1 Form of Certificate of Incorporation. (Incorporated by reference to Exhibit 3-0 of Amendment No. 2 to the Registrant's Registration Statement No. 33-27665).

          3.2  Amended and Restated By-Laws. (Incorporated by reference to
               Exhibit 3.3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-11238).)

          4.0 Specimen Certificate of common stock. (Incorporated by reference to Exhibit 4.0 of Amendment No. 2 to the Registrant's Registration Statement No. 33-27665).

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

        10.2.2 Amendment No. 2 to the Restated Management Agreement, dated as of December 30, 1988, by and among Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.2.2. of the Registrant's Current Report on Form 8-K dated January 6, 1989 (Commission File No. 2-88552).)

        10.2.3 Amendment No. 3 to the Restated Management Agreement, dated as of December 31, 1990 by and among Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to
               Exhibit 10.2.3. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 3-27665).)

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

        10.4.2 Amendment No. 2 to the Restated Management Agreement, dated as of December 30, 1988, by and among Mutual Inland Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Incorporated by reference to Exhibit 10.4.2 of the Registrant's Current Report on Form 8-K, dated January 6, 1989 (Commission File No. 2-88552).)

        10.4.3 Amendment No. 3 to the Restated Management Agreement, dated as of December 31, 1990, by and among Mutual Inland Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.4.3. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 3-27665).)

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

        10.6.2 Amendment No. 2 to the Restated Management Agreement dated as of December 30, 1988, by and among Mutual Marine Office of the Midwest, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.6.2 of the Registrant's Current Report on Form 8-K, dated January 6, 1989 (Commission File No. 2-88552).)

        10.6.3 Amendment No. 3 to the Restated Management Agreement dated as of December 31, 1990, by and among Mutual Marine Office of the Midwest, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.6.3. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 3-27665).)

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

        10.8.2 Amendment No. 2 to the Restated Management Agreement dated as of December 30, 1988, by and among Pacific Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Lumber Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.8.2 of the Registrant's Current Report on Form 8-K, dated January 6, 1989 (Commission File No. 2-88552).)

        10.8.3 Amendment to Restated Management Agreement dated as of December 31, 1990, by and among Pacific Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company. (Incorporated by reference to Exhibit 10.8.3. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11238).)

          10.9 1991 Stock Option Plan. (Incorporated by reference as Exhibit A to the Registrant's Proxy Statement for its 1991 Annual Meeting of Shareholders (Commission File No. 1-11238).)

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

         10.12 Executive Severance Pay Plan, effective as of January 31,
               2000, for the benefit of Lawrence S. Davis. (Incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-11238).)

         10.13 Second Amended and Restated Credit Agreement dated as of June 17, 2002 by and between NYMAGIC, INC. and JPMorganChase Bank (Incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (Commission File No. 1-11238).)

         10.14 Severance Agreement dated as of December 31, 2001 by and between NYMAGIC, INC. and Thomas J. Iacopelli (Incorporated by reference to Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (Commission File No. 1-11238).)

         10.15 Investment Management Agreement with Mariner Partners, Inc. dated October 1, 2002. (Incorporated by reference to Exhibit
               10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 1-11238).)

         10.16 NYMAGIC, INC. 2002 Nonqualified Stock Option Plan.
               (Incorporated by reference to Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 1-11238).)

         10.17 Securities Purchase Agreement dated as of January 31, 2003 by and between NYMAGIC, INC. and Conning Capital Partners VI, L.P. (Incorporated by reference to Exhibit 99.1 of Registrant's Current Report on Form 8-K dated January 31, 2003 (Commission File No. 1-11238).)

         10.18 Registration Rights Agreement dated as of January 31, 2003 by and between NYMAGIC, INC. and Conning Capital Partners VI, L.P. (Incorporated by reference to Exhibit 99.2 of Registrant's Current Report on Form 8-K dated January 31, 2003 (Commission File No. 1-11238).)

         10.19 Option Certificate dated as of January 31, 2003 by and between NYMAGIC, INC. and Conning Capital Partners VI, L.P. (Incorporated by reference to Exhibit 99.3 of Registrant's Current Report on Form 8-K dated January 31, 2003 (Commission File No. 1-11238).)

         10.20 Sublease dated as of December 12, 2002 by and between BNP Paribas and New York Marine And General Insurance Company.

          21.  Subsidiaries of the Registrant.

          23.  Consent of KPMG LLP.

          99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


    (b)  Reports on Form 8-K

          The Company filed a report on Form 8-K on November 15, 2002. The filing included a press release, issued on November 14, 2002, concerning the third quarter of 2002 financial results and other recent events.

          The Company filed a report on Form 8-K on February 4, 2003. The filing included a press release, issued on February 3, 2003, concerning the investment transaction with Conning Capital Partners VI, L.P., and the appointment of an additional member of the Board of Directors.

          The Company filed a report on Form 8-K on February 20, 2003. The filing included a press release, issued on February 19, 2003, concerning the fourth quarter of 2002 financial results and other recent events.

          The Company filed a report on Form 8-K on March 14, 2003. The filing included a press release, issued on March 13, 2003, concerning the declaration of a dividend and the appointment of an additional member of the Board of Directors.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NYMAGIC, INC.
                                        (Registrant)

                                        By:  /s/ George R. Trumbull, III
                                             ---------------------------
                                        George R. Trumbull, III
                                        Chief Executive Officer
                                        Date: March 28, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name                             Title                           Date

/s/ John R. Anderson            Director                        March 28, 2003
--------------------
John R. Anderson

/s/ Glenn J. Angiolillo         Director                        March 28, 2003
-----------------------
Glenn J. Angiolillo

/s/ John T. Baily               Director                        March 28, 2003
-----------------
John T. Baily

/s/ John N. Blackman, Jr.       Director                        March 28, 2003
-------------------------
John N. Blackman, Jr.

/s/ Mark W. Blackman            Director                        March 28, 2003
--------------------
Mark W. Blackman

/s/ A. George Kallop            Director                        March 28, 2003
--------------------
A. George Kallop

/s/ William J. Michaelcheck     Director                        March 28, 2003
---------------------------
William J. Michaelcheck

/s/ William D. Shaw, Jr.        Director                        March 28, 2003
------------------------
William D. Shaw, Jr.

/s/ Robert G. Simses            Director                        March 28, 2003
--------------------
Robert G. Simses

/s/ George R. Trumbull, III     Director, Chairman and          March 28, 2003
---------------------------     Chief Executive Officer
George R. Trumbull, III

/s/ Glenn R. Yanoff             Director                        March 28, 2003
-------------------
Glenn R. Yanoff

/s/ David W. Young              Director                        March 28, 2003
------------------
David W. Young

/s/ Thomas J. Iacopelli         Principal Accounting Officer    March 28, 2003
-----------------------         and Chief Financial Officer
Thomas J. Iacopelli

CERTIFICATION



I, George R. Trumbull, certify that:

1. I have reviewed this annual report on Form 10-K of NYMAGIC, INC.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003                     /s/  George R. Trumbull, III
                                   ------------------------------------
                                   George R. Trumbull, III
                                   Chairman and Chief Executive Officer

CERTIFICATION



I, Thomas J. Iacopelli, certify that:

1. I have reviewed this annual report on Form 10-K of NYMAGIC, INC.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003                 /s/     Thomas J. Iacopelli
                               --------------------------------------------
                               Thomas J. Iacopelli, Chief Financial Officer

                                 NYMAGIC, INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





             Independent Auditors' Report............................40

             Consolidated Balance Sheets.............................41

             Consolidated Statements of Income.......................42

             Consolidated Statements of Shareholders' Equity.........43

             Consolidated Statements of Cash Flows...................44

             Notes to Consolidated Financial Statements..............45

             Financial Statement Schedule II.........................66

             Financial Statement Schedule III........................68

             Financial Statement Schedule V..........................69

             Financial Statement Schedule VI.........................70

INDEPENDENT AUDITORS' REPORT



         The Board of Directors and Shareholders NYMAGIC, INC.:


         We have audited the accompanying consolidated balance sheets of NYMAGIC, INC. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NYMAGIC, INC. and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



         KPMG LLP
         New York, New York
         February 18, 2003


                                                    NYMAGIC, INC.
                                             CONSOLIDATED BALANCE SHEETS


                                                                                      December 31,
-----------------------------------------------------------------------------------------------------------------
                                                                             2002                      2001
                                                                      -------------------------------------------
ASSETS

Investments:
Fixed maturities available for sale at fair value
    (amortized cost $29,923,407 and $250,861,503)......................   $ 30,480,249            $254,485,045
Equity securities available for sale at fair value
    (cost $4,728,485 and $38,930,182)..................................      4,728,485              46,257,871
Limited partnerships at equity (cost $37,500,000)......................     38,477,219                 -----
Short-term investments.................................................    355,803,960              65,423,833
                                                                          -------------           -------------
         Total investments.............................................    429,489,913             366,166,749
                                                                          -------------           -------------
Cash...................................................................        980,109               2,881,077
Accrued investment income..............................................        391,949               4,247,031
Premiums and other receivables, net....................................     35,690,128              74,893,585
Reinsurance receivables, net...........................................    326,422,340             361,748,784
Deferred policy acquisition costs......................................      7,708,186               8,167,663
Prepaid reinsurance premiums...........................................      6,397,405              18,786,075
Deferred income taxes..................................................     12,000,806              12,787,627
Property, improvements and equipment, net..............................        731,406               1,091,449
Other assets...........................................................      4,194,725               6,226,696
                                                                          -------------           -------------
         Total assets..................................................   $824,006,967            $856,996,736
                                                                          =============           =============

LIABILITIES

Unpaid losses and loss adjustment expenses.............................   $516,002,310            $534,189,062
Reserve for unearned premiums..........................................     45,399,375              65,070,990
Ceded reinsurance payable..............................................     19,718,427              27,393,696
Notes payable..........................................................      6,219,953               7,911,253
Other liabilities......................................................     15,714,152              23,159,868
                                                                          -------------           -------------
         Total liabilities.............................................    603,054,217             657,724,869
                                                                          -------------           -------------

SHAREHOLDERS' EQUITY

Common stock...........................................................     15,158,324              15,123,658
Paid-in capital........................................................     30,206,370              29,702,414
Accumulated other comprehensive income.................................        361,947               7,930,180
Retained earnings......................................................    224,364,808             195,654,314
                                                                          -------------           -------------
                                                                           270,091,449             248,410,566
Treasury stock, at cost, 5,855,826 and 5,855,826 shares................    (49,138,699)            (49,138,699)
                                                                          -------------           -------------
         Total shareholders' equity....................................    220,952,750             199,271,867
                                                                          -------------           -------------

         Total liabilities and shareholders' equity....................   $824,006,967            $856,996,736
                                                                          =============           =============


The accompanying notes are an integral part of these consolidated financial statements.








                                                      NYMAGIC, INC.
                                            CONSOLIDATED STATEMENTS OF INCOME



                                                                               Year ended December 31,
                                                              --------------------------------------------------------
                                                                     2002               2001               2000
                                                              --------------------------------------------------------
     Revenues:
     Net premiums earned..............................        $   113,457,453     $   84,632,597     $   75,448,179
     Commission income................................              1,548,418          3,312,449            902,653
     Net investment income............................             15,820,734         17,387,510         18,076,089
     Net realized investment gains....................              8,456,003          2,874,573          5,246,802
     Other income.....................................                186,470            284,926          1,059,638
                                                             -------------------------------------------------------
     Total revenues...................................            139,469,078        108,492,055        100,733,361
                                                             -------------------------------------------------------

     Expenses:
     Net losses and loss adjustment expenses incurred              73,356,338         87,900,636         68,062,971
     Policy acquisition expenses......................             18,898,550         16,083,412         18,177,724
     General and administrative expenses..............             18,372,827         16,952,636         19,439,484
     Interest expense.................................                575,295            394,717            712,424
                                                             -------------------------------------------------------
     Total expenses...................................            111,203,010        121,331,401        106,392,603
                                                             -------------------------------------------------------

     Income (loss) before income taxes................             28,266,068        (12,839,346)        (5,659,242)
                                                             -------------------------------------------------------
     Income tax provision:
     Current..........................................             (4,869,283)           798,389          1,275,620
     Deferred.........................................              4,424,857           (498,742)        (1,432,748)
                                                             -------------------------------------------------------
     Total income tax expense (benefit)...............               (444,426)           299,647           (157,128)
                                                             -------------------------------------------------------

     Net income (loss)................................        $    28,710,494     $  (13,138,993)    $   (5,502,114)
                                                             =======================================================

     Weighted average number of shares of
       common stock outstanding-basic.................              9,277,340          9,231,698          9,243,669
                                                             -------------------------------------------------------

     Basic earnings (loss) per share..................                  $3.09             $(1.42)             $(.60)
                                                             -------------------------------------------------------

     Weighted average number of shares of
       common stock outstanding-diluted...............              9,308,510          9,231,698          9,243,669
                                                             -------------------------------------------------------

     Diluted earnings (loss) per share................                  $3.08             $(1.42)             $(.60)
                                                             -------------------------------------------------------



The accompanying notes are an integral part of these consolidated financial statements.









                                                   NYMAGIC, INC.
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                            Year ended December 31,
                                                      --------------------------------------------------------------
                                                           2002                    2001                    2000
                                                      -------------            ------------            -------------
Common stock:
  Balance, beginning of year.......................     15,123,658              15,018,392              15,017,892
  Shares issued....................................         34,666                 105,266                     500
                                                      -------------           -------------           -------------
     Balance, end of year..........................     15,158,324              15,123,658              15,018,392
                                                      =============           =============           =============

Paid-in capital:
  Balance, beginning of year.......................     29,702,414              27,992,916              27,935,907
  Shares issued and other..........................        503,956               1,709,498                  57,009
                                                      -------------           -------------           -------------
     Balance, end of year..........................     30,206,370              29,702,414              27,992,916
                                                      =============           =============           =============

Accumulated other comprehensive income:
  Balance, beginning of year.......................      7,930,180              10,918,088               9,931,438
  Unrealized gain (loss) on securities,
      net of reclassification adjustment...........     (6,756,353)             (3,314,447)                445,531
  Foreign currency translation adjustments.........       (811,880)                326,539                 541,119
                                                      -------------           -------------           -------------
  Other comprehensive income (loss)................     (7,568,233)             (2,987,908)                986,650
                                                      -------------           -------------           -------------
     Balance, end of year..........................        361,947               7,930,180              10,918,088
                                                      =============           =============           =============

Retained earnings:
  Balance, beginning of year.......................   $195,654,314            $211,565,023            $220,736,910
  Net income (loss)................................     28,710,494             (13,138,993)             (5,502,114)
  Dividends declared...............................          -----              (2,771,716)             (3,669,773)
                                                      -------------           -------------           -------------
     Balance, end of year..........................    224,364,808             195,654,314             211,565,023
                                                      =============           =============           =============

Treasury stock, at cost:
  Balance, beginning of year.......................    (49,138,699)            (49,204,710)            (42,479,788)
  Net repurchase of common stock...................          -----                  66,011              (6,724,922)
                                                      -------------           -------------           -------------
     Balance, end of year..........................    (49,138,699)            (49,138,699)            (49,204,710)
                                                      =============           =============           =============

Total Shareholders' Equity.........................   $220,952,750            $199,271,867            $216,289,709
                                                      =============           =============           =============

Comprehensive income:
  Net income (loss)................................     28,710,494             (13,138,993)             (5,502,114)
  Other comprehensive income (loss)................     (7,568,233)             (2,987,908)                986,650
                                                      -------------           -------------           -------------
     Comprehensive income (loss)...................   $ 21,142,261            $(16,126,901)           $ (4,515,464)
                                                      =============           =============           =============

                                                                             Number of Shares
                                                                             ----------------

Common stock, par value $1 each:
  Issued, beginning of year........................     15,123,658              15,018,392              15,017,892
  Shares Issued....................................         34,666                 105,266                     500
                                                      -------------           -------------           -------------
     Issued, end of year...........................     15,158,324              15,123,658              15,018,392
                                                      -------------           -------------           -------------
Common stock, authorized shares,
  par value $1 each................................     30,000,000              30,000,000              30,000,000
                                                      -------------           -------------           -------------

Common stock, shares outstanding, end of year......      9,302,498               9,267,832               9,158,026
                                                      -------------           -------------           -------------

Dividends declared per share.......................           $.00                    $.30                    $.40
                                                      -------------           -------------           -------------

The accompanying notes are an integral part of these consolidated financial statements.






                                                    NYMAGIC, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year ended December 31,
                                                             ------------------------------------------------------
                                                                  2002                2001                2000
                                                             ------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                            $   28,710,494       $ (13,138,993)    $  (5,502,114)
                                                             ---------------      --------------    --------------
Adjustments to reconcile net income (loss) to
   net cash provided by (used in)
   operating activities:
   Provision for deferred taxes                                   4,424,857            (498,742)       (1,432,748)
   Net realized investment gains                                 (8,456,003)         (2,874,573)       (5,246,802)
   Equity in earnings of limited partnerships                      (977,220)              -----             -----
   Net bond amortization                                          1,825,473             710,443         1,113,936
   Depreciation and other, net                                      410,781             427,799           825,543

Changes in:
   Premiums and other receivables                                39,203,457         (20,908,841)        2,018,564
   Reinsurance receivables, net                                  35,326,444        (113,700,613)        7,713,589
   Ceded reinsurance payable                                     (7,675,269)         12,350,000       (14,401,579)
   Accrued investment income                                      3,855,082             357,154           591,042
   Deferred policy acquisition costs                                459,477          (2,813,174)         (503,902)
   Prepaid reinsurance premiums                                  12,388,670             424,283         9,386,997
   Other assets                                                   2,031,971            (672,705)         (489,360)
   Unpaid losses and loss adjustment expenses                   (18,186,752)        122,922,093       (14,202,156)
   Reserve for unearned premiums                                (19,671,615)          4,635,216         4,402,493
   Foreign currency translation adjustments                        (811,880)            326,539           541,119
   Other liabilities                                             (7,445,716)         14,241,029           131,019
                                                             ---------------      --------------    --------------
       Total adjustments                                         36,701,757          14,925,908        (9,552,245)
                                                             ---------------      --------------    --------------
Net cash provided by (used in) operating activities              65,412,251           1,786,915       (15,054,359)
                                                             ---------------      --------------    --------------

Cash flows from investing activities:
   Fixed maturities acquired                                   (121,264,193)       (244,020,478)     (232,437,048)
   Equity securities acquired                                   (47,958,228)        (22,390,406)      (48,277,165)
   Net purchase of short-term investments                      (290,365,000)        (32,577,834)       (5,023,999)
   Fixed maturities matured                                       7,401,141          18,947,896        15,744,648
   Fixed maturities sold                                        344,255,556         254,449,145       241,119,297
   Equity securities sold                                        41,820,921          27,781,388        59,111,119
   Acquisition of property & equipment, net                         (50,738)           (293,967)         (257,948)
                                                             ---------------      --------------    --------------
Net cash provided by (used in) investing activities             (66,160,541)          1,895,744        29,978,904
                                                             ---------------      --------------    --------------

Cash flows from financing activities:
   Proceeds from stock issuance and other                           538,622           1,814,764            57,509
   Cash dividends paid to stockholders                                -----          (3,687,519)       (3,721,755)
   Net sale (repurchase) of common stock                              -----              66,011        (6,724,922)
   Proceeds from borrowings                                      15,719,953           5,452,840             -----
   Loan principal payments                                      (17,411,253)         (5,000,000)       (5,000,000)
                                                             ---------------      --------------    --------------
Net cash used in financing activities                            (1,152,678)         (1,353,904)      (15,389,168)
                                                             ---------------      --------------    --------------

Net increase (decrease) in cash                                  (1,900,968)          2,328,755          (464,623)
Cash at beginning of year                                         2,881,077             552,322         1,016,945
                                                             ---------------      ---------------   --------------
Cash at end of year                                          $      980,109      $    2,881,077     $     552,322
                                                             ===============     ===============    ==============


The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Summary Of Significant Accounting Policies:

Nature of operations

         NYMAGIC, INC. (the "Company" or "NYMAGIC"), through its subsidiaries, has specialized in underwriting ocean marine, inland marine/fire, aircraft and other liability insurance through insurance pools managed by Mutual Marine Office, Inc. ("MMO"), Pacific Mutual Marine Office, Inc. ("PMMO"), and Mutual Marine Office of the Midwest, Inc. ("Midwest"). MMO, located in New York, PMMO located in San Francisco, and Midwest, located in Chicago, manage the insurance pools in which the Company's insurance subsidiaries, New York Marine And General Insurance Company ("New York Marine") and Gotham Insurance Company ("Gotham"), participate. All premiums, losses and expenses are prorated among pool members in accordance with their pool participation percentages. Effective January 1, 1997 and subsequent, the Company increased to 100% its participation in the business produced by the pools.

         In 1997, the Company formed MMO EU as a holding company for MMO UK, which operated as a limited liability corporate vehicle to provide capacity, or the ability to underwrite a certain amount of business, for syndicates within Lloyd's of London. In 1997, the Company acquired ownership of a Lloyd's managing agency, which was subsequently renamed MMO Underwriting Agency, Ltd. MMO Underwriting Agency Ltd. commenced underwriting in 1998 for the Company's wholly owned subsidiary MMO UK, which provided 100% of the capacity for Syndicate 1265. In 2000, the Company sold MMO Underwriting Agency Ltd. in exchange for a minority interest in Cathedral Capital PLC and Syndicate 1265 was placed into runoff. In 2001, MMO UK provided approximately 11.2% of the capacity for Syndicate 2010, which is managed by Cathedral Capital. In 2002, MMO UK did not provide capacity to any Lloyd's syndicate and the Company completed the withdrawal from its London operations. Accordingly, the consolidated financial statements reflect the interests from the syndicate operations up to the time of the Company's withdrawal in November 2002. In January 2003, the Company sold its minority interest in Cathedral Capital PLC. MMO EU and MMO UK, including its participation interest in Syndicates 1265 and 2010 are collectively referred to as "MMO London".


Basis of reporting

         The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP"), which differ in certain material respects from the accounting principles prescribed or permitted by state insurance regulatory authorities for the Company's two domestic insurance subsidiaries. The principal differences recorded under GAAP are deferred policy acquisition costs, an allowance for doubtful accounts, limitations on deferred income taxes, and fixed maturities held for sale are carried at fair value.

         The preparation of financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from those amounts previously estimated.

Consolidation

         The consolidated financial statements include the accounts of the Company, two insurance subsidiaries, New York Marine and Gotham and three agency subsidiaries. MMO London's financial statements were included in the consolidated financial statements until November 2002, the date of the Company's withdrawal. Gotham is owned 25% by the Company and 75% by New York Marine. All other subsidiaries are wholly owned by NYMAGIC. All intercompany accounts and transactions have been eliminated in consolidation.

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


         Investments in limited partnerships are reported under the equity method, which includes the cost of the investment and the subsequent proportional share of any partnership earnings or losses. Under the equity method, the partnership earnings or losses are recorded as investment income.


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


Derivatives

         The Company maintained an interest rate agreement, which expired in 2002, that was entered into for purposes of hedging interest rate risk on the Company's existing note payable. Cash flows as a result of the hedge were recorded as adjustments to interest expense. The cash flow derivative is carried at fair value in other liabilities. Changes in the fair value of the derivative are recorded to results of operations. As of December 31, 2002, the Company did not maintain any derivative positions.


Premium and policy acquisition cost recognition

         Premiums and policy acquisition costs are reflected in income and expense on a monthly pro rata basis over the terms of the respective policies. Accordingly, unearned premium reserves are established for the portion of premiums written applicable to unexpired policies in force, and acquisition costs, consisting mainly of net brokerage commissions, and premium taxes relating to these unearned premiums are deferred to the extent recoverable. The Company has provided an allowance for uncollectible premium receivables of $450,000 for each year ended December 31, 2002 and 2001, respectively. The determination of acquisition costs to be deferred considers historical and current loss and loss adjustment expense experience. In measuring the carrying value of deferred policy acquisition costs consideration is also given to anticipated investment income using interest rates of 3% and 4% in 2002 and 2001, respectively.


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

Reinsurance

         The Company's insurance subsidiaries participate in various reinsurance agreements on both an assumed and ceded basis. The Company uses various types of reinsurance, including quota share, excess of loss and facultative agreements, to spread the risk of loss among several reinsurers and to limit its exposure from losses on any one occurrence. Any recoverable due from reinsurers is recorded in the period in which the related gross liability is established.

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

Fair values of financial instruments

         The fair value of the Company's investments is disclosed in Note 2. The Company's other financial instruments include short-term receivables, notes payable and other payables which are recorded at the underlying transaction value and approximate fair value.


Foreign currency translation

         The assets and liabilities of the Company's U.K. operations, recorded in Pounds Sterling, are translated to U.S. dollars at exchange rates in effect at the balance sheet date and the resulting adjustments are recorded in accumulated other comprehensive income in shareholders' equity. Revenues and expenses are translated to U.S. dollars using the average exchange rates for the year.


Incurred losses

         Unpaid losses are based on individual case estimates for losses reported. A provision is also included, based on past experience, for IBNR, salvage and subrogation recoveries and for loss adjustment expenses. The method of making such estimates and for establishing the resulting reserves is continually reviewed and updated and any changes resulting therefrom are reflected in operating results currently.


Stock options

         The Company accounts for the grants of stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") including the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB 25, the Company records the difference, if any, between the exercise price of the Company's stock options and the market price of the underlying stock on the date of grant, as an expense over the vesting period of the option.



         The pro forma effects of adopting SFAS 123 on the years ended December
31, 2002, 2001 and 2000 are as follows:

                                        2002                2001              2000
                                    -------------      -------------      -------------
Net income (loss) - as reported     $28,710,494        $(13,138,993)      $(5,502,114)
Net income (loss) - pro forma       $28,562,737        $(13,189,343)      $(5,655,392)

Diluted EPS - as reported                 $3.08              $(1.42)            $(.60)
Diluted EPS - pro forma                   $3.07              $(1.43)            $(.61)

         In determining the pro forma effects on net income, the fair value of options granted in 2002, 2001, 2000, 1999 and 1998 were estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions in 2002, 2001, 2000, 1999 and 1998, respectively; dividend yield of 0%, 0%, 3.0%, 3.0% and 1.9%; expected volatility of 31%, 25%, 25%, 25%
and 28%; expected lives of 5 years for each year and a risk-free interest rate of 2.90%, 4.42%, 4.75%, 6.48% and 4.56%.

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

Reclassification

         Certain accounts in the prior year's financial statements have been reclassified to conform to the 2002 presentation.


Effects of recent accounting pronouncements


         Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure" ("SFAS 148"), was issued by the Financial Accounting Standards Board ("FASB") in December 2002. SFAS 148 provides alternative methods of transition for a company that voluntarily changes its method of accounting for stock based employee compensation to the fair value method. SFAS 148 also requires additional disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and its effect on reported results. SFAS 148 is effective for interim periods beginning after December 15, 2002. The Company has adopted the appropriate disclosures under SFAS 148.



(2)      Investments:

         A summary of investment components at December 31, 2002 consists of the following:
                                                                                                      Amount at which
                                                                                      Fair            shown in the
Type of Investment                                                Cost                Value           balance sheet
----------------------------------------------------------------------------------------------------------------------
Fixed maturities available for sale:
    Bonds:
      United States Government and
         government agencies and authorities................  $  8,953,187        $  9,413,908          $ 9,413,908
      States, municipalities and political subdivisions.....    20,970,220          21,066,341           21,066,341

    Total fixed maturities available for sale...............    29,923,407          30,480,249           30,480,249
                                                              --------------------------------------------------------

Equity securities available for sale:

       Miscellaneous and all other..........................     4,728,485           4,728,485            4,728,485
                                                              --------------------------------------------------------


Limited partnerships at equity..............................    37,500,000          38,477,219           38,477,219
                                                              --------------------------------------------------------

Short term investments......................................   355,803,960         355,803,960          355,803,960
                                                              --------------------------------------------------------
Total investments...........................................  $427,955,852        $429,489,913        $ 429,489,913
                                                              --------------------------------------------------------

         Unrealized depreciation or appreciation of investments (before applicable income taxes) at December 31, 2002 and 2001 included gross unrealized gains on equity securities of $0 and $7,972,252, respectively; gross unrealized losses on equity securities of $0 and $644,563, respectively; gross unrealized gains on fixed maturities available for sale of $556,842 and $5,255,382 at December 31, 2002 and 2001, respectively; and gross unrealized losses on fixed maturities available for sale of $0 and $1,631,840 at December 31, 2002 and 2001, respectively.


         Included in investments at December 31, 2002 are bonds on deposit with various regulatory authorities as required by law with a fair value of $9,448,908.

         There were no non-income producing fixed maturity investments for each of the years ended December 31, 2002 and 2001.

         There were no mortgage backed securities at December 31, 2002. Mortgage backed securities at December 31, 2001 consisted of obligations of various U.S.
Government agencies including GNMA, FHLMC or FNMA pass through securities and commercial mortgage backed securities, all of which are readily marketable.

         The gross unrealized gains and losses on debt securities at December 31, 2002 and 2001 are as follows:


                                                                                     2002
                                                     -------------------------------------------------------------------
                                                                           Gross          Gross
                                                     Amortized         Unrealized       Unrealized           Fair
                                                         Cost              Gains          Losses            Value
                                                     -------------------------------------------------------------------
Fixed maturities available for sale:
United States Government and
     government agencies and authorities............ $  8,953,187       $  460,722      $       0        $  9,413,909
States, municipalities and political subdivisions...   20,970,220           96,120              0          21,066,340
                                                     -------------------------------------------------------------------

Totals.............................................. $ 29,923,407       $  556,842      $       0        $ 30,480,249
                                                     -------------------------------------------------------------------







                                                                                     2001
                                                     -------------------------------------------------------------------
                                                                           Gross          Gross
                                                     Amortized         Unrealized       Unrealized           Fair
                                                         Cost              Gains          Losses            Value
                                                     -------------------------------------------------------------------
Fixed maturities available for sale:
 United States Government and
   government agencies and authorities.............  $  54,304,843      $   532,860     $   (27,353)     $  54,810,350
States, municipalities and political subdivisions..     73,053,045          734,463        (980,675)        72,806,833
Corporate securities...............................    123,503,615        3,988,059        (623,812)       126,867,862
                                                     -------------------------------------------------------------------

         Totals....................................  $ 250,861,503      $ 5,255,382     $(1,631,840)     $ 254,485,045
                                                     -------------------------------------------------------------------


         The amortized cost and fair value of debt securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                           Fixed maturities available for sale
                                         --------------------------------------
                                            Amortized                Fair
                                               Cost                  Value
                                         --------------------------------------

Due in one year or less................. $   23,452,119        $  23,577,150
Due after one year through five years...      5,931,068            6,357,929
Due after five years through ten years..              0                    0
Due after ten years.....................        540,220              545,170
                                         --------------------------------------

Totals..................................    $29,923,407          $30,480,249
                                         --------------------------------------


         The investment portfolio has exposure to market risks, which includes the effect of adverse changes in interest rates, credit quality, foreign exchange rates and hedge fund and equity values on the portfolio. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Foreign currency risk includes exposure to changes in foreign exchange rates on the market value and interest income of foreign denominated investments. Hedge fund and equity investment risk include the potential loss from the diminution in the value of the underlying investment of the hedge fund and the potential loss from changes in the fair value of equity securities.

         Proceeds from sales of investments in debt securities during 2002, 2001 and 2000 were $344,255,556, $254,449,145 and $241,119,297, respectively. Gross gains of $13,308,860, $6,164,126 and $1,183,033 and gross losses of $2,028,978,
$506,789 and $1,038,655 were realized on those sales in 2002, 2001 and 2000, respectively.


         Realized gains (losses) and unrealized investment appreciation
(depreciation) on fixed maturities and equity securities for the years ended
December 31, 2002, 2001 and 2000 are as follows:

                                                                             Year ended December 31,
                                                              ----------------------------------------------------
                                                                     2002              2001               2000
                                                              ----------------------------------------------------
Realized gains (losses) of investments
       Fixed maturities.....................................  $  11,279,882      $   5,657,337      $    144,378
       Equity securities....................................     (2,839,006)        (2,794,608)        5,027,054
       Short-term investments...............................         15,127             11,844            75,370
                                                              ----------------------------------------------------
       Net realized investment gains........................      8,456,003          2,874,573         5,246,802
       Less: applicable income taxes........................     (2,959,601)        (1,006,101)       (1,836,381)
                                                              ----------------------------------------------------
Net realized investment gains after taxes...................  $   5,496,402      $   1,868,472      $  3,410,421
                                                              ====================================================

       The Company recorded declines in values of investments considered to be other than temporary of $1,520,210, $4,369,240 and $2,839,691 for the years ended December 31, 2002, 2001 and 2000.

                                                                             Year ended December 31,
                                                              ----------------------------------------------------
                                                                     2002              2001               2000
                                                              ----------------------------------------------------
Change in unrealized investment appreciation
       (depreciation) of securities:
       Fixed maturities ................................      $  (3,066,700)     $   (550,940)      $  7,568,751
       Equity securities................................         (7,327,689)       (4,548,209)        (6,883,318)
                                                              ----------------------------------------------------
       Net unrealized investment gains (losses).........        (10,394,389)       (5,099,149)           685,433
       Less:  applicable deferred income taxes..........          3,638,036         1,784,702           (239,902)
                                                              ----------------------------------------------------
Net unrealized investment gains (losses) after taxes....      $  (6,756,353)     $ (3,314,447)      $    445,531
                                                              ====================================================

       Net investment income from each major category of investments for the years indicated is as follows:


                                                                             Year ended December 31,
                                                              ---------------------------------------------------
                                                                     2002              2001               2000
                                                              ---------------------------------------------------
Fixed maturities.........................................     $  14,410,878      $  15,734,345      $ 16,376,816
Short-term investments...................................           931,168          1,571,226         1,653,764
Equity securities........................................           496,194            846,854           836,917
Equity in earnings of limited partnerships...............           977,220              -----             -----
                                                              --------------------------------------------------
         Total investment income.........................        16,815,460         18,152,425        18,867,497
Investment expenses......................................          (994,726)          (764,915)         (791,408)
                                                              --------------------------------------------------
         Net investment income...........................     $  15,820,734      $  17,387,510      $ 18,076,089
                                                              ===================================================

The Company held $38.5 million of limited partnership hedge funds at December 31, 2002 , accounted for under the equity method, as follows:


                                                    Amount         Ownership %
                                                ------------       -----------
  Double Alpha QP Fund, L.P.                    $  3,743,815          26.74
  Haidar Saturn Fund LLC                           5,186,951          21.61
  MV Partners Fund I L.P.                          5,054,999           2.09
  Mackay Shields Long/Short Fund (QP) LP           5,147,311           2.77
  Midway Market Neutral Fund LLC                   2,659,789           2.42
  Parkcentral Global, L.P.                         3,811,877           6.36
  Relative Value International Fund, L.P.          5,099,211          16.01
  SV Tiger Precious L.P.                           1,276,250           5.11
  Triage Capital Management, L.P.                  1,322,500           1.10
  Wexford Spectrum Fund I, L.P.                    5,174,516           4.39
                                                ------------

  Total limited partnership hedge funds         $38,477,219
                                                ===========

         The fair values for our investments in hedge funds and other privately held equity securities generally are established on the basis of the valuations provided monthly by the managers of such investments. These valuations generally are determined based upon the valuation criteria established by the governing documents of such investments or utilized in the normal course of such manager's business. Such valuations may differ significantly from the values that would have been used had readily available markets existed and the differences could be material.


 (3)     Fiduciary Funds:

         The Company's insurance agency subsidiaries maintain separate underwriting accounts which record all of the underlying insurance transactions of the insurance pools which they manage. These transactions primarily include collecting premiums from the insureds, collecting paid receivables from reinsurers, paying claims as losses become payable, paying reinsurance premiums to reinsurers and remitting net account balances to member insurance companies in the pools which MMO manages. Unremitted amounts to members of the insurance pools are held in a fiduciary capacity and interest income earned on such funds inures to the benefit of the members of the insurance pools based on their pro rata participation in the pools.

         A summary of the pools' underwriting accounts as of December 31, 2002 and 2001 is as follows:

                                                       (Unaudited)
                                                       -----------
                                                       December 31,
                                                       ------------
                                                2002                  2001
                                             ---------------------------------
  Cash and short-term investments........... $  29,620,563       $  29,038,361
  Premiums receivable.......................    19,607,502          43,202,082
  Reinsurance and other receivables.........    47,407,546          58,908,842
                                             ---------------------------------

  Total assets.............................. $  96,635,611       $ 131,149,285
                                             =================================

  Due to insurance pool members.............    48,084,755          67,729,159
  Reinsurance payable.......................    20,718,543          21,225,697
  Funds withheld from reinsurers............    23,220,776          34,316,558
  Other liabilities.........................     4,611,537           7,877,871
                                             ---------------------------------

  Total liabilities......................... $  96,635,611       $ 131,149,285
                                             =================================


         A portion of the pools' underwriting accounts above have been included in the Company's insurance subsidiaries operations based upon their pro rata participation in the MMO insurance pools.

 (4)     Insurance Operations:

Reinsurance transactions

         Approximately 30%, 39% and 34% of the Company's insurance subsidiaries' direct and assumed gross premiums written for the years ended December 31, 2002, 2001 and 2000, respectively, have been reinsured by the pools with other companies on both a treaty and a facultative basis.

         Two former pool members, Utica Mutual Insurance Company ("Utica Mutual") and Arkwright Mutual Insurance Company ("Arkwright"), currently part of the FM Global Group, withdrew from the pools in 1994 and 1996, respectively, and retained liability for their effective pool participation for all loss reserves, including IBNR and unearned premium reserves attributable to policies effective prior to their withdrawal from the pools.

         In the event that all or any of the pool companies might be unable to meet their obligations to the pools, the remaining companies would be liable for such defaulted amounts on a pro rata pool participation basis.

         The Company is currently in arbitration with Utica Mutual regarding certain of its pool obligations. In the event that there is an adverse ruling against the Company, it would not have a material adverse effect on the Company's liquidity or results of operations.

         Other than as described above, the Company is not aware of any uncertainties that could result in any possible defaults by either Arkwright or Utica Mutual with respect to their pool obligations, which might impact liquidity or results of operations of the Company, but there can be no assurance that such events will not occur in the future.


         A contingent liability exists with respect to reinsurance ceded since such transactions generally do not relieve the Company of its primary obligation to the policyholder, so that such reinsurance ceded would become a liability of the Company's insurance subsidiaries in the event that any reinsurer might be unable to meet the obligations assumed under the reinsurance agreements. All reinsurers must meet certain minimum standards of financial condition as established by the pools. The Company's largest unsecured reinsurance receivables at December 31, 2002 were from Arkwright, Utica Mutual, Lloyd's of London, including amounts from Equitas, a company formed to handle the runoff obligations of Lloyd's of London for policy years 1992 and prior ("Lloyd's"), Hartford Fire Insurance Company ("Hartford Fire"), and Swiss Reinsurance America Corp. ("Swiss Re"), with aggregate receivables of approximately $19 million, $8 million, $69 million (including $8 million from Equitas), $6 million, and $9 million, respectively. The most recent A.M. Best rating was A+ for Arkwright and Hartford Fire, A- for Utica Mutual and Lloyd's of London, A++ for Swiss Re and NR-3 for Equitas. The definition of the above AM Best ratings are as follows:
A++ and A+ (Superior); A - (Excellent); NR-3 (Rating procedure Inapplicable).

         The Company has experienced difficulties in collecting amounts due from Lloyd's and is currently in arbitration with Lloyd's; however, the timing of cash receipts has not materially affected the Company's liquidity. However, given the uncertainty surrounding the sufficiency of assets in Equitas to meet its ultimate obligations, there is a reasonable possibility that the Company's collection efforts relating to its Lloyd's receivables might be adversely affected in the future. The unsecured recoverable due from Equitas at December 31, 2002 was approximately $8 million.

         The Company's exposure to reinsurers, other than those indicated above, includes reinsurance receivables from approximately 560 reinsurers or syndicates, and as of December 31, 2002, no single one was liable to the Company for an unsecured amount in excess of approximately $3 million.

         Funds withheld of $14 million and letters of credit of $158 million as of December 31, 2002 were obtained as collateral for reinsurance receivables as provided under various reinsurance treaties. Reinsurance receivables as of December 31, 2002 and 2001 included an allowance for uncollectible reinsurance receivables of $13,276,000 and $17,606,000, respectively. The charge to operations resulting from write-offs for uncollectible reinsurance amounted to approximately $5.2 million, $10.8 million and $1.0 million in 2002, 2001 and 2000, respectively.

         In 2000, the Company entered into a reinsurance transaction involving the assumption of approximately $7.4 million in ocean marine and casualty premiums written through MMO London.



         Reinsurance ceded and assumed relating to premiums written were as follows:


                         Gross            Ceded            Assumed                           Percentage
                         (direct)         to other         from other                        of assumed
Year Ended               amount           companies        companies          Net amount     to net
-------------------------------------------------------------------------------------------------------
December 31, 2002     $113,988,866        $46,074,907        $38,528,136     $106,442,095      36%
December 31, 2001      110,458,558         57,950,842         37,184,381       89,692,097      41%
December 31, 2000       88,558,156         45,355,855         46,035,368       89,237,669      52%



         Reinsurance ceded and assumed relating to premiums earned were as follows:

                          Gross             Ceded             Assumed                          Percentage
                          (direct)          to other          from other                       of assumed
Year Ended                amount            companies         companies        Net amount          to net
----------------------------------------------------------------------------------------------------------
December 31, 2002       $119,181,201        $58,437,148        $52,713,400     $113,457,453      46%
December 31, 2001        102,264,906         58,375,125         40,742,816       84,632,597      48%
December 31, 2000         86,523,483         54,742,852         43,667,548       75,448,179      58%


         Losses and loss adjustment expenses incurred are net of ceded reinsurance recoveries of $60,574,707, $196,709,032, and $85,766,299 for the
years ended December 31, 2002, 2001, and 2000, respectively.

Unpaid losses

Unpaid losses are based on individual case estimates for losses reported and include a provision for losses incurred but not reported and for loss adjustment expenses. The following table provides a reconciliation of the Company's consolidated liability for losses and loss adjustment expenses at the beginning and end of 2002, 2001 and 2000:


                                                                  Year ended December 31,
                                                          ---------------------------------------
                                                          2002             2001              2000
                                                          ---------------------------------------
                                                                       (In thousands)
Net liability for losses and loss adjustment
  expenses at beginning of year........................   $210,953         $199,685          $196,865
                                                          --------         --------          --------
Provision for losses and loss adjustment
  expenses occurring in current year...................     68,952           78,221            76,425
Increase (decrease) in estimated losses and loss
  adjustment expenses for claims occurring
  in prior years (1)...................................      4,389            9,604            (8,484)
Deferred income-loss portfolio
  assumption(2)........................................         15               76               122
                                                          --------         --------          --------
Net loss and loss adjustment expenses
  Incurred.............................................     73,356           87,901            68,063
                                                          --------         --------          --------
Less:
Net losses and loss adjustment expense payments
  for claims occurring during:
      Current year.....................................     11,950           20,354            17,530
      Prior years......................................     63,365           56,203            47,591
                                                          --------         --------          --------
                                                            75,315           76,557            65,121
Add:
Deferred income-loss portfolio assumption(2)                   (15)             (76)             (122)
                                                          --------         --------          --------
Net liability for losses and loss adjustment
  expenses at year end.................................    208,979          210,953           199,685
                                                          --------         --------          --------
Ceded unpaid losses and loss adjustment
  expenses at year end.................................    307,023          323,236           211,582
                                                          --------         --------          --------
Gross unpaid losses and loss adjustment
  expenses at year end.................................   $516,002         $534,189          $411,267
                                                          ========         ========          ========

         (1) The adjustment to the consolidated liability for losses and loss adjustment expenses for losses occurring in prior years reflects the net effect of the resolution of losses for other than full reserve value and subsequent readjustments of loss values. The increase in 2002 reflects provisions made for insolvent, financially impaired and commuted reinsurers, and adverse development from the Company's other liability line reflecting umbrella exposures. The 2001 year reflects adverse development from MMO London due to higher than expected claim frequency and provisions made for insolvent or financially impaired reinsurers. Both the 2002 and 2001 amounts were partially offset by favorable development in the ocean marine line of business. The decrease in 2000 in estimated losses is attributable to the ocean marine and aircraft lines of business insurance as a result of favorable payout trends due, in part, to lower retention levels per loss.

         (2) Deferred income-loss portfolio assumption represents the difference between cash received and unpaid loss reserves assumed as a result of the Company's assumption of net pool obligations from two former pool members, which was initially capitalized and is being amortized over the payout period of the related losses.

         The insurance pools participated in both the issuance of umbrella casualty insurance for various Fortune 1000 companies and the issuance of ocean marine liability insurance for various oil companies during the period from 1978 to 1985. Depending on the accident year, the insurance pools' net retention per occurrence after applicable reinsurance ranged from $250,000 to $2,000,000. The Company's effective pool participation on such risks varied from 11% in 1978 to 59% in 1985. Subsequent to this period, the pools substantially reduced their umbrella writings and coverage was provided to smaller insureds. Ocean marine and non-marine policies issued during the past three years contain some coverage for environmental risks.

         At December 31, 2002 and 2001, the Company's gross, ceded and net loss and loss adjustment expense reserves for all Asbestos/Environmental policies amounted to $67.7 million, $55 million and $12.7 million, and $28 million, $16.5 million and $11.5 million, respectively. As of December 31, 2002 and 2001, the Company had approximately 360 and 300 policies, respectively, under which there was at least one claim relating to Asbestos/Environmental exposures. The increase in gross reserves during 2002 is attributable to case reserves on a few policies and additional IBNR reserves. The Company believes that the uncertainty surrounding Asbestos/Environmental exposures, including issues as to insureds' liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions, all affect the estimation of ultimate losses. Under such circumstances, it is difficult to determine the ultimate loss for Asbestos/Environmental related claims. Given the uncertainty in this area, losses from Asbestos/Environmental related claims may develop adversely. However, the Company's net unpaid loss and loss adjustment expense reserves, in the aggregate, as of December 31, 2002, represent management's best estimate.

         The Company sustained losses in its aircraft line of business as a result of the terrorist attacks of September 11, 2001 (collectively, the "WTC attack"). The Company recorded incurred losses from the WTC attack of $154.9 million and $8.0 million on a gross and net of reinsurance basis. Additional reinsurance costs were also incurred as a result of the WTC attack and amounted to $5.0 million. The ultimate net liability for unpaid losses resulting from the WTC attack may change from the amount provided currently depending upon revisions in gross loss estimates and the interpretation as to the number of occurrences as defined in the aircraft ceded reinsurance treaties. However, the Company's net liability provided for the WTC attack represents management's best estimate based upon a review of all known information.

Salvage and subrogation

         Estimates of salvage and subrogation recoveries on paid and unpaid losses have been recorded as a reduction of unpaid losses amounting to $6,219,128 and $5,318,810 at December 31, 2002 and 2001, respectively.

Deferred policy acquisition costs

         Deferrable acquisition costs amortized to income amounted to $18,898,550, $16,083,412 and $18,177,724 for the years ended December 31, 2002,
2001 and 2000, respectively.


(5)      Property, Improvements and Equipment, Net:

         Property, improvements and equipment, net at December 31, 2002 and 2001 include the following:

                                                             2002             2001
----------------------------------------------------------------------------------------
Office furniture and equipment.........................  $   845,080       $   845,080
Computer equipment.....................................    1,076,583         1,029,058
Leasehold improvements.................................    2,335,692         2,332,479
                                                         -------------------------------
                                                           4,257,355         4,206,617
Less:  accumulated depreciation and amortization.......   (3,525,949)       (3,115,168)
                                                         -------------------------------
       Property, improvements and equipment, net.......  $   731,406       $ 1,091,449
                                                         ===============================

         Depreciation and amortization and other expenses for the years ended December 31, 2002, 2001, and 2000 amounted to $410,781, $427,799 and $825,543, respectively.



(6)      Income Taxes:

The components of deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:


                                                                    December 31,
                                                      ---------------------------------------
                                                            2002                  2001
                                                      ---------------------------------------
 Deferred Tax Assets:
 Loss reserves......................................   $  11,066,847          $ 8,976,886
 Unearned premiums..................................       2,730,138            3,239,944
 Equity securities write-down.......................            ----            1,341,307
 Loss carryforwards.................................       2,363,081           11,050,489
 Deferred rent liability............................          74,621              149,520
 Bad debt reserve...................................       1,592,500            6,319,740
 Other..............................................         254,131              691,539
                                                      ---------------------------------------

 Deferred tax assets................................      18,081,318           31,769,425
                                                      ---------------------------------------

 Less: Valuation allowance..........................       2,363,081           11,050,489
                                                      ---------------------------------------

 Total deferred tax assets..........................      15,718,237           20,718,936
                                                      ---------------------------------------

 Deferred Tax Liabilities:
 Deferred policy acquisition costs..................       2,697,865            2,858,682
 Unrealized appreciation of investments.............         194,894            3,832,930
 Accrued salvage and subrogation....................         271,913              241,290
 Other..............................................         552,759              998,407
                                                      ---------------------------------------

 Total deferred tax liabilities.....................       3,717,431            7,931,309
                                                      ---------------------------------------

 Net deferred tax assets............................   $  12,000,806          $12,787,627
                                                      =======================================



         The last year to which the loss carryforwards can be carried forward against future tax liabilities is the year 2022.

         The change in the valuation account is attributed to loss carryforwards. The Company's valuation allowance account with respect to the deferred tax asset and the change in the account is as follows:

                                       2002            2001          2000
                                 ----------------------------------------------
Balance, beginning of year         $11,050,489     $ 5,859,015     $2,191,576
Change in valuation allowance       (8,687,408)      5,191,474      3,667,439
                                 ----------------------------------------------
Balance, end of year               $ 2,363,081     $11,050,489     $5,859,015
                                 ==============================================

         The change in the valuation account relates primarily to U.K. loss carryforwards. The valuation account decreased in 2002 as a result of the realization of U.K. tax losses in the current year.

         The Company believes that the total deferred tax asset, net of the recorded valuation allowance account, as of December 31, 2002 will more likely than not be fully realized.


         Income tax provisions differ from the amounts computed by applying the Federal statutory rate to income before income taxes as follows:


                                                         Year ended December 31,
                                                   --------------------------------
                                                    2002         2001         2000
                                                    ----         ----         ----
Income taxes at the Federal statutory rate........  35.0%       (35.0)%     (35.0)%
Tax exempt interest...............................  (4.7)        (6.2)      (40.7)
Valuation allowance............................... (32.6)        41.5        67.7
State taxes.......................................  (0.3)        (0.4)       (8.3)
Net bond amortization.............................   0.5          0.7         6.6
Investment income proration.......................   0.7          1.0         5.5
         Other, net...............................  (0.2)         0.7         1.4
                                                     ----         ---         ---
         Income tax provisions....................  (1.6)%        2.3%       (2.8)%
                                                    =====         ====       ====

         Federal income tax (received) paid amounted to $(4,849,204), $1,807,605 and $1,055,877 for the years ended December 31, 2002, 2001 and 2000, respectively.

         The federal income tax recoverable included in other assets amounted to $1,110,059 and $959,516 at December 31, 2002 and 2001, respectively.

         Reduction of income taxes paid as a result of the deduction triggered by employee exercise of stock options for the years ended December 31, 2002, 2001 and 2000 amounted to $83,436, $170,559 and $562, respectively. The benefit received was recorded in paid-in capital.

(7)      Statutory Income and Surplus:

         The Company's domestic insurance subsidiaries are limited, based on the lesser of 10% of policyholders' surplus or 100% of adjusted net investment income, as defined under New York Insurance Law, in the amount of dividends they could pay without regulatory approval. Within this limitation, the maximum amount which may be paid to the Company out of the domestic insurance companies' surplus was approximately $17,400,000 as of December 31, 2002. In connection with the application for approval of acquisition of control of NYMAGIC, INC., filed by Mariner Partners, Inc. ("Mariner") and William J. Michaelcheck, a Director of the Company and a 72.5% stockholder of Mariner, with the New York State Insurance Department (the "Department") pursuant to
Section 1506 of the New York Insurance Law, New York Marine and Gotham agreed for a period of two years from July 31, 2002, the date of the acquisition of such control, not to pay any dividends without the consent of the Department.

         Combined statutory net income, surplus and dividends declared by the Company's domestic insurance subsidiaries were as follows for the periods indicated:

                                  Combined              Combined             Dividends
                                  Statutory            Statutory             Declared
      Year Ended                 Net Income             Surplus              To Parent
      ----------                 ----------            ---------             ---------
   December 31, 2002           $  16,412,000          $ 180,394,000        $ 12,361,000
   December 31, 2001           $   3,238,000          $ 152,061,000        $ 12,550,000
   December 31, 2000           $  13,146,000          $ 184,688,000        $ 15,475,000

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

         The approval of codified accounting rules included a provision for the state insurance commissioners to modify such accounting rules by practices prescribed or permitted for insurers in their state. The domestic insurance companies are domiciled in the State of New York, which adopted certain prescribed accounting practices in 2001 that differed from those approved by the NAIC. However, there were no such differences in 2002.

(8)      Employee Retirement Plans:

         The Company maintains two retirement plans for the benefit of employees. Both plans provide for 100% vesting upon completion of two years of service. The Money Purchase Plan provides for a contribution equal to 7.5% of an employee's cash compensation, including bonuses, for each year of service during which the employee has completed 1000 hours of service and is employed on the last day of the plan year. The Profit Sharing Plan does not require any specific contribution, but any contribution made is subject to the restrictions set forth above for the Money Purchase Plan. Contributions and related administrative expenses for the years ended December 31, 2002, 2001 and 2000 amounted to $1,167,436, $800,962, and $939,973, respectively.


(9)      Debt:

         Note payable. On June 27, 2002, the Company entered into a credit agreement with a bank. The interest rate on the loan and the loan balance were 3.9% and $6.2 million, respectively, as of December 31, 2002. This balance was subsequently repaid on February 7, 2003. See Note 17.

         The agreement combined the Company's existing credit agreements together with a facility to fund future cash draw downs on the Company's issued letter of credit. During 2002, the entire balance of the Company's issued letters of credit was fully drawn down (approximately $15.7 million) and such payments were funded entirely under the credit agreement. The interest rate on the loan is fixed, at the Company's option, for a period of one to six months. The interest rate is equal to the bank's Adjusted London Interbank Offered Rate at the time of the interest rate adjustment period plus 2.5%. Principal repayments are to be paid quarterly in equal installments of $2,000,000, except for a payment of $2,500,000 which was made on September 30, 2002, until all loan obligations are repaid. If the Company earns at least $10 million in 2002 or 2003, an additional repayment is required in each year equal to 25% of net income in excess of $10 million, but less than $15 million, and 50% of net income in excess of $15 million. Any loan balance outstanding on March 31, 2005 must be fully paid. The Company has the option to prepay amounts in excess of the required repayments.

     The credit agreement requires the Company to maintain a minimum net worth of $175,000,000 plus 50% of net income earned during each year on a cumulative basis. In addition, other significant covenants include limitations on total indebtedness, investment purchases, stock repurchases, dividends to shareholders, pledging and sales of assets and minimum levels of net income. The Company's domestic insurance subsidiaries are also required to maintain a minimum amount of statutory surplus, and its gross and net premiums written to surplus ratios and total liabilities to surplus ratio are subject to certain limitations. In connection with the credit agreement, the Company entered into a pledge agreement with the same bank which requires the Company to pledge the common stock of its two domestic insurance company subsidiaries to the bank and which becomes automatically effective in the event that either of their A.M. Best ratings falls below A- (Excellent).


         Interest paid amounted to $608,148, $356,676 and $709,565 for the years ended December 31, 2002, 2001 and 2000, respectively.

         In 1998, the Company entered into an interest rate swap agreement (the "agreement") with a bank for purposes of hedging its interest rate risk on its existing bank loan. The agreement required the Company to pay interest to the bank at a rate of 6.50% on the original notional amount outstanding of $22,500,000, which was subsequently adjusted quarterly by notional reductions of $1,250,000 which expired on June 30, 2002. The bank was required to pay the Company, on the same notional amounts outstanding, an amount equal to the three month US Dollar London Interbank Offered Rate plus .65% which was reset on a quarterly basis. The interest expense (benefit) recorded under the agreement was $36,132 in 2002, $65,789 in 2001 and $(67,626) in 2000.

(10)     Commitments:

         The Company maintains various operating leases to occupy office space. The lease terms expire on various dates through July, 2016.

         The aggregate minimum annual rental payments under various operating leases for office facilities as of December 31, 2002 are as follows:
                                                          Amount
         -------------------------------------------------------
         2003.......................................   1,233,246
         2004.......................................      46,441
         2005.......................................      44,852
         Thereafter.................................      18,690
         -------------------------------------------------------
         Total......................................  $1,343,229

         The operating leases also include provisions for additional payments based on certain annual cost increases. Rent expenses for the years ended December 31, 2002, 2001, and 2000 amounted to $1,102,755, $1,060,103, and
$1,104,187, respectively.

         On December 30, 2002, the Company signed a sublease, for which it received landlord's consent dated January 31, 2003, for 28,195 square feet for its principal offices in New York. The lease commenced on March 1, 2003 and expires on July 30, 2016. The minimum monthly rental payments of $102,794 will commence in 2004 and end in 2016 and amount to $15.3 million of total rental payments over the term of the sublease. The new offices will be located at 919 Third Avenue, New York, New York 10022.


         The Company is not involved in any litigation which would require disclosure in the financial statements or could reasonably be expected to have a material effect on the Company's financial statements.


(11)     Comprehensive Income:

         The Company's comparative comprehensive income is as follows:


                                                                          Year ended December 31,
                                                          ----------------------------------------------------
                                                                 2002             2001              2000
 -------------------------------------------------------------------------------------------------------------
 Net income (loss)                                            $28,710,494    $ (13,138,993)      $ (5,502,114)

 Other comprehensive income (loss), net of tax:
     Unrealized holding gains (losses) on securities,
       net of deferred tax benefit (expense) of
       $678,435, $778,602, and $(2,076,283)                    (1,259,951)      (1,445,975)        3,855,952
     Less: reclassification adjustment for gains realized
       in net income, net of tax expense of
       $(2,959,601), $(1,006,101), and $(1,836,381)             5,496,402        1,868,472         3,410,421
     Foreign currency translation adjustment                     (811,880)         326,539           541,119
                                                          ----------------------------------------------------
          Other comprehensive income (loss)                    (7,568,233)      (2,987,908)          986,650
                                                          ----------------------------------------------------

 Total comprehensive income (loss)                            $21,142,261    $ (16,126,901)      $ (4,515,464)
                                                         =====================================================


         The Company recorded unrealized holding gains on securities, net of deferred taxes, of $361,947 and $7,118,300 as of December 31, 2002 and 2001, respectively. The Company recorded foreign currency translation adjustments of $0 and $811,880 as of December 31, 2002 and 2001, respectively.

(12)     Common Stock Repurchase Plan and Shareholders' Equity:

         The Company has a common stock repurchase plan which authorizes the repurchase of up to $55,000,000, at prevailing market prices, of the Company's issued and outstanding shares of common stock on the open market. As of December 31, 2002, the Company had repurchased a total of 2,639,868 shares of common stock under this plan at a total cost of $45,219,570 at market prices ranging from $12.38 to $28.81 per share.

         In connection with the acquisition of MMO in 1991, the Company also acquired 3,215,958 shares of its own common stock held by MMO and recorded such shares as treasury stock at MMO's original cost of $3,919,129.

         A reconciliation of basic and diluted earnings (loss) per share for each of the years ended December 31, 2002, 2001 and 2000 is as follows:


                               2002                                2001                                2000
                  -------------------------------------------------------------------------------------------------------
                             Weighted                            Weighted                              Weighted
                             Average                             Average                               Average
                  Net        Shares       Per       Net          Shares       Per         Net          Shares        Per
                  Income    Outstanding   Share     (Loss)      Outstanding   Share       (Loss)      Outstanding    Share
                  --------------------------------------------------------------------------------------------------------
                                                  (In thousands except for per share data)
Basic EPS         $28,710      9,277    $3.09     $(13,139)       9,232      $(1.42)      $(5,502)       9,244      $(.60)

Effect of Dilutive Securities:
     Stock Options  -----         32    $(.01)       -----        -----       -----         -----        -----      -----
                  --------------------------------------------------------------------------------------------------------

Diluted EPS       $28,710      9,309    $3.08     $(13,139)       9,232      $(1.42)      $(5,502)       9,244      $(.60)
                  ========================================================================================================




(13)     Stock Plans:

         The Company has two stock option plans, the first approved by shareholders in 1991, the second in 2002. Each plan provides a means whereby the Company, through the grant of non-qualified stock options to key employees, may attract and retain persons of ability to exert their best efforts on behalf of the Company. Both the 2002 and 1991 plans authorize the issuance of options to purchase up to 500,000 shares of the Company's common stock at not less than 95 percent of the fair market value at the date of grant. Options are exercisable over the period specified in each option agreement and expire at a maximum term of ten years.


         A summary of activity under the stock option plans for the years ended
December 31, 2002, 2001, and 2000 follow:

                                 2002                             2001                            2000
                       --------------------------------------------------------------------------------------------
                        Number       Option              Number       Option              Number       Option
Shares Under              of         Price                 of         Price                 of         Price
    Option              Shares       Per Share           Shares       Per Share           Shares       Per Share
    ------              ------       ---------           ------       ---------           ------       ---------
Outstanding,
beginning of year      223,234     $12.00-$20.25        318,500      $12.00-$20.25       255,500      $12.05-$20.25

Granted                463,000            $14.47         10,000             $17.67        65,000      $12.00-$14.13

Exercised              (34,666)    $12.00-$17.22       (105,266)     $12.00-$20.25          (500)            $15.79

Forfeited              (29,000)    $12.00-$14.47          -----              -----        (1,500)            $15.79
                       -------                          -------                            -----

Outstanding,
end of year            622,568     $12.05-$20.25        223,234      $12.00-$20.25       318,500      $12.00-$20.25
                       =======                          =======                          =======

Exercisable,
end of year            141,567     $12.05-$20.25        140,566      $12.00-$20.25       192,167      $12.05-$20.25
                       =======                          =======                          =======


         The Company has elected to measure compensation expense for employee stock options under APB No. 25 as permitted by SFAS 123. Under SFAS 123, the Company is required to disclose the pro forma effects on net income of applying a fair value method of measuring compensation expense.

         The pro forma effects of adopting SFAS 123 on the years ended December 31, 2002, 2001 and 2000 are as follows:


                                            2002                    2001                 2000
                                        -------------          -------------         -------------
Net income (loss) - as reported         $28,710,494            $(13,138,993)         $(5,502,114)
Net income (loss) - pro forma           $28,562,737            $(13,189,343)         $(5,655,392)

Diluted EPS - as reported                     $3.08                  $(1.42)               $(.60)
Diluted EPS - pro forma                       $3.07                  $(1.43)               $(.61)


         In determining the pro forma effects on net income, the fair value of options granted in 2002, 2001, 2000, 1999 and 1998 were estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions in 2002, 2001, 2000, 1999 and 1998, respectively; dividend yield of 0%, 0%, 3.0%, 3.0% and 1.9%; expected volatility of 31%, 25%, 25%, 25%
and 28%; expected lives of 5 years for each year and a risk-free interest rate of 2.90%, 4.42%, 4.75%, 6.48% and 4.56%.


         The full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because options granted prior to January 1, 1995 are not considered in the determination of the compensation expense.

         In 1999, the Company established the NYMAGIC, Inc. Phantom Stock Plan (the "Plan"). The purpose of the Plan is to build and retain a capable experienced long-term management team and key personnel to promote the success of the Company. Each share of phantom stock granted under the Plan constitutes a right to receive in cash the appreciation in the fair market value of one share of the Company's stock, as determined on the date of exercise of such share of phantom stock over the measurement value of such phantom stock. In 1999, 100,000 shares of phantom stock were granted to employees with a five-year vesting schedule. There have been no grants of phantom stock by the Company since 1999. For the years 2000, 2001 and 2002, a total of 65,000 shares were exercised at market prices ranging from $13 to $20.65 per share. Accordingly, the Company recorded an expense of $368,100, $319,175 and $410,000 in 2002, 2001 and 2000,
respectively.

(14)     Segment Information:

         In the fourth quarter of 2002, the Company revised its business segment reporting to reflect the current manner in which its business is managed. The Company's subsidiaries include two domestic insurance companies and three domestic agencies. These subsidiaries underwrite commercial insurance in four major lines of business. The Company considers ocean marine, inland marine/fire, other liability, and aircraft as appropriate segments for purposes of evaluating the Company's overall performance. In addition, the Company also considers MMO London as an appropriate segment. However, in 2002, MMO UK did not provide capacity to any Lloyd's syndicate and the Company completed the withdrawal from its London operations.

         The Company evaluates revenues and income or loss by the aforementioned segments. Revenues include premiums earned and commission income. Income or loss includes premiums earned and commission income less the sum of losses incurred and policy acquisition costs.

         Investment income represents a material component of the Company's revenues and income. The Company does not maintain its investment portfolio by segment because management does not consider revenues and income by segment as being derived from the investment portfolio. Accordingly, an allocation of identifiable assets, investment income and realized investment gains is not considered practicable. As such, other income, general and administrative expenses, interest expense, and income taxes are also not considered by management for purposes of providing segment information. The financial information by segment is as follows:

                                                                   Year Ended December 31,
                                                                   -----------------------
                                               2002                         2001                      2000
                                      ---------------------------------------------------------------------------------
Segments                                                            (in thousands)
                                                     Income                     Income                         Income
                                      Revenues       (Loss)        Revenues     (Loss)          Revenues       (Loss)
                                      ---------------------------------------------------------------------------------
Ocean marine                          $  62,349     $ 10,363       $ 38,744     $  5,628        $ 32,784      $11,722
Inland marine/Fire                        2,371          387            644          485             460        1,390
Aircraft                                 39,159       16,957         31,396      (12,230)         13,213       (5,857)
Other liability                           6,883       (4,577)         2,864       (2,418)          3,228         (173)
MMO London                                4,159          (94)        14,136       (7,068)         26,399      (16,711)
Other                                        85         (285)           161         (436)            267         (261)
                                      --------------------------------------------------------------------------------
         Subtotal                       115,006       22,751         87,945      (16,039)         76,351       (9,890)

Other income                                186          186            285          285           1,059        1,059
Net investment income                    15,821       15,821         17,388       17,388          18,076       18,076
Net realized investment gains             8,456        8,456          2,874        2,874           5,247        5,247
General and administrative expenses         ---      (18,373)           ---      (16,952)            ---      (19,439)
Interest expense                            ---         (575)           ---         (395)            ---         (712)
Income tax benefit (expense)                ---          444            ---         (300)            ---          157
                                      ---------------------------------------------------------------------------------
Total                                 $ 139,469     $ 28,710       $108,492     $(13,139)       $100,733      $(5,502)
                                      ---------------------------------------------------------------------------------

The Company's gross written premiums cover risks in the following geographic locations:

                                            2002          2001            2000
                                       ---------------------------------------
                                                    (In thousands)
    United States                      $   97,855    $    80,945    $   66,492
    Europe                                 29,796         41,334        47,746
    Asia                                   13,511         15,803        12,332
    Latin America                           2,669          2,646         2,406
    Other                                   8,686          6,915         5,618
                                       ---------------------------------------
    Total Gross Written Premiums       $  152,517    $   147,643    $  134,594
                                       =======================================

(15)     Quarterly Financial Data (unaudited):

         The quarterly financial data for 2002 and 2001 are as follows:


                                                                     Three Months Ended
                                           ------------------------------------------------------------------
                                             March 31,         June 30,          Sept. 30,        Dec. 31,
                                               2002              2002              2002             2002
                                           ------------------------------------------------------------------
                                                            (in thousands, except per share data)
 Total revenues.......................     $    30,655       $    33,084      $    30,603       $    45,128
 Income before income taxes...........     $     3,777       $     2,904      $     4,876       $    16,710
 Net income...........................     $     2,668       $     2,038      $     3,423       $    20,582

 Basic earnings  per share............     $       .29       $      .22       $       .37       $      2.22
 Diluted earnings  per share..........     $       .29       $      .22       $       .37       $      2.20



                                                                      Three Months Ended
                                           ------------------------------------------------------------------
                                             March 31,         June 30,          Sept. 30,        Dec. 31,
                                               2001              2001              2001             2001
                                           ------------------------------------------------------------------
                                                            (in thousands, except per share data)
 Total revenues.........................  $   27,925         $   22,239         $   18,794        $  39,533
 Income (loss) before income taxes......  $    3,372         $      532         $  (20,429)       $   3,685
 Net income (loss)......................  $    1,749         $       36         $  (17,358)       $   2,433

 Basic earnings (loss) per share........  $      .19         $      .00         $    (1.87)       $     .26
 Diluted earnings (loss) per share......  $      .19         $      .00         $    (1.87)       $     .26

(16)     Related Party Transactions:

         The Company had net premiums of $3.4 million in 2002, $1.5 million in 2001, and $747,000 in 2000 written through I. Arthur Yanoff & Co, Ltd., an insurance brokerage at which Glenn R. Yanoff, a Director of the Company, is a vice president and insurance underwriter. In connection with the placement of such business, net commission expenses of $532,000, $299,000, and $102,000 in 2002, 2001, and 2000, respectively, were incurred by the Company on these transactions.

         The Company entered into an investment management agreement with Mariner effective October 1, 2002. Under the terms of the agreement, Mariner manages the Company's domestic insurance subsidiaries' investment portfolios. Fees to be paid to Mariner are based on a percentage of the investment portfolio as follows: .20% of liquid assets, .30% of fixed maturity investments and 1.25% of limited partnership (hedge fund) investments. William
J. Michaelcheck, a Director of the Company, is Chairman, Chief Executive Officer and 72.5% stockholder of Mariner. George R. Trumbull, Chairman, Chief Executive Officer and a Director of the Company, A. George Kallop, Executive Vice President and a Director of the Company, and William D. Shaw, Jr., Vice Chairman and a Director of the Company, are also associated with Mariner. Investment fees incurred under the agreement with Mariner were $317,514 in 2002. The Company made a payment of $100,000 in 2002 to William D. Shaw, Jr. for investment advisory services.


(17)     Subsequent event:

         On February 7, 2003, the Company repaid its entire loan balance outstanding to the bank following the sale of equity to Conning Capital Partners VI, L.P. ("Conning") on January 31, 2003. In this transaction, Conning acquired 400,000 investment units from the Company, each unit consisting of one share of the Company's common stock and an option to purchase an additional share of common stock from the Company. Conning paid $21.00 per unit, resulting in $8.4 million in proceeds to the Company. The exercise price for the option is based on a formula contained in the Securities Purchase Agreement between Conning and the Company.

                          FINANCIAL STATEMENT SCHEDULES
            SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  NYMAGIC, INC.
                                 Balance Sheets
                                (Parent Company)


                                                           December 31,
                                                 -----------------------------
                                                     2002              2001
                                                 -----------------------------

Assets:
Cash..........................................      $ 482,436        $167,573
Investments...................................      2,862,970         488,774
Investment in subsidiaries....................    211,053,200     196,740,969
Due from subsidiaries and MMO insurance pools.     14,565,984       7,175,220
Other assets..................................      3,048,287       2,911,282
                                                 ------------    ------------
     Total assets.............................   $232,012,877    $207,483,818
                                                 ============    ============


Liabilities:
Notes payable................................    $ 10,869,953    $  7,911,253
Other liabilities............................         190,174         300,698
                                                 ------------    ------------
      Total liabilities......................      11,060,127       8,211,951
                                                 ------------    ------------

Shareholders' equity:
Common stock.................................      15,158,324      15,123,658
Paid-in capital..............................      30,206,370      29,702,414
Accumulated other comprehensive income.......         361,947       7,930,180
Retained earnings............................     224,364,808     195,654,314
Treasury stock...............................     (49,138,699)   (49,138,699)
                                                 ------------    ------------
   Total shareholders' equity................     220,952,750     199,271,867
                                                 ------------    ------------
   Total liabilities and shareholders' equity.   $232,012,877    $207,483,818
                                                 ============    ============



                                       Statements of Income
                                         (Parent Company)

                                                                             Year Ended December 31,
                                                             -----------------------------------------------------
                                                                     2002                2001            2000
                                                             -----------------------------------------------------
Revenues:
Cash dividends from subsidiary...........................    $   12,361,252          $12,550,000     $15,475,000
Net investment and other income (loss)...................          (154,681)              34,093          48,277
                                                             -----------------------------------------------------
                                                                 12,206,571           12,584,093      15,523,277
                                                             -----------------------------------------------------
Expenses:
Operating expenses.......................................         2,037,610            1,797,523       4,081,494

Income tax benefit.......................................        (9,418,711)            (861,278)       (913,651)
                                                             -----------------------------------------------------

                                                                 (7,381,101)             936,245       3,167,843
                                                             -----------------------------------------------------

Income before equity income..............................        19,587,672           11,647,848      12,355,434
Equity in undistributed earnings (loss) of subsidiaries..         9,122,822          (24,786,841)    (17,857,548)
                                                             -----------------------------------------------------
Net income (loss)........................................    $   28,710,494         $(13,138,993)    $(5,502,114)
                                                             =====================================================






                                SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                      NYMAGIC, INC.
                                                Statements of Cash Flows
                                                    (Parent Company)


                                                                                Year Ended December 31,
                                                               ------------------------------------------------------
                                                                     2002             2001                 2000
                                                               ------------------------------------------------------

Cash flows from operating activities:
Net income (loss).............................................   $28,710,494       $(13,138,993)       $(5,502,114)
                                                                 -----------       -------------       ------------

Adjustments to reconcile net income (loss) to cash provided
     by operating activities:
     Equity in undistributed (earnings) loss of subsidiaries..    (9,122,822)        24,786,841         17,857,548
     Decrease (increase) in other assets......................      (137,005)          (227,797)          (227,097)
     Decrease (increase) in due from subsidiaries.............    (7,390,764)        (2,484,879)        10,513,611
     (Decrease) Increase in other liabilities.................      (110,524)        (1,157,300)           542,484
                                                                 --------------------------------------------------
Net cash provided by operating activities.....................    11,949,379          7,777,872         23,184,432
                                                                 --------------------------------------------------
Cash flows from investing activities:
         Net purchase of Short-term investments...............    (2,374,196)         3,547,143          3,731,206
         Investment in subsidiaries...........................         -----         (4,357,847)       (11,575,066)
                                                                 --------------------------------------------------

Net cash used in investing activities.........................    (2,374,196)          (810,704)        (7,843,860)
                                                                 --------------------------------------------------

Cash flows from financing activities:
     Proceeds from stock issued and other.....................       538,622          1,814,764             57,509
     Cash dividends paid to stockholders......................         -----         (3,687,519)        (3,721,755)
     Net repurchase of common stock...........................         -----             66,011         (6,724,922)
     Proceeds from borrowings.................................    15,719,953          5,452,840              -----
     Loan principal payments..................................   (17,411,253)        (5,000,000)        (5,000,000)
     Net amount loaned to subsidiary                              (8,107,642)        (5,452,840)             -----
                                                                 --------------------------------------------------
Net cash used in financing activities.........................    (9,260,320)        (6,806,744)       (15,389,168)
                                                                 --------------------------------------------------

Net increase (decrease) in cash...............................       314,863            160,424            (48,596)

Cash at beginning of period ..................................       167,573              7,149             55,745
                                                                 --------------------------------------------------

Cash at end of period.........................................  $    482,436     $      167,573           $  7,149
                                                                 ==================================================


     The condensed financial information of NYMAGIC, INC. for the years ended December 31, 2002, 2001 and 2000 should be read in conjunction with the consolidated financial statements of NYMAGIC, INC. and subsidiaries and notes thereto.


                                                      NYMAGIC, INC.
                                   SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                   ---------------------------------------------------
                                                     (In thousands)

          Column A              Column B            Column C              Column D             Column E            Column F
-------------------------------------------------------------------------------------------------------------------------------
                                DEFERRED          FUTURE POLICY
                                 POLICY         BENEFITS, LOSSES,                            OTHER POLICY
                               ACQUISITION         CLAIMS AND             UNEARNED        CLAIMS AND BENEFITS       PREMIUM
                                  COST            LOSS EXPENSES           PREMIUMS              PAYABLE             REVENUE
          SEGMENTS             (caption 7)      (caption 13-a-1)      (caption 13-a-2)     (caption 13-a-3)       (caption 1)
-------------------------------------------------------------------------------------------------------------------------------
2002   Ocean marine                                                                                              $  61,802
       Inland marine/Fire                                                                                            2,371
       Aircraft                                                                                                     38,157
       Other liability                                                                                               6,883
       MMO London                                                                                                    4,159
       Other                                                                                                            85
-------------------------------------------------------------------------------------------------------------------------------
           Total             $    7,708             $516,002             $  45,399                -----           $113,457

2001   Ocean marine                                                                                              $  38,510
       Inland marine/Fire                                                                                              644
       Aircraft                                                                                                     28,318
       Other liability                                                                                               2,864
       MMO London                                                                                                   14,136
       Other                                                                                                           161
-------------------------------------------------------------------------------------------------------------------------------
           Total             $    8,168             $534,189             $  65,071                -----          $  84,633

2000   Ocean marine                                                                                              $  32,271
       Inland marine/Fire                                                                                              460
       Aircraft                                                                                                     12,823
       Other liability                                                                                               3,228
       MMO London                                                                                                   26,399
       Other                                                                                                           267
-------------------------------------------------------------------------------------------------------------------------------
           Total             $    5,354             $411,267             $  60,436                -----          $  75,448


          Column A              Column G            Column H              Column I             Column J            Column K
---------------------------------------------------------------------------------------------------------------------------
                                                    BENEFITS,
                                   NET           CLAIMS, LOSSES        AMORTIZATION OF
                               INVESTMENT        AND SETTLEMENT           DEFERRED               OTHER
                                 INCOME             EXPENSES               POLICY              OPERATING           PREMIUMS
          SEGMENTS             (caption 2)         (caption 4)        ACQUISITION COSTS        EXPENSES             WRITTEN
------------------------------------------------------------------------------------------------------------------------------

2002   Ocean marine                                $  39,057             $  12,929                               $  70,762
       Inland marine/Fire                              2,111                  (127)                                  2,975
       Aircraft                                       18,018                 4,184                                  22,366
       Other liability                                 9,783                 1,677                                   9,960
       MMO London                                      4,017                   236                                     302
       Other                                             370                 -----                                      77
------------------------------------------------------------------------------------------------------------------------------
           Total              $  15,821            $  73,356             $  18,899            $  18,373          $ 106,442

2001   Ocean marine                                $  24,845             $   8,271                               $  45,690
       Inland marine/Fire                                148                    11                                   1,349
       Aircraft                                       39,150                 4,476                                  26,556
       Other liability                                 4,667                   615                                   4,684
       MMO London                                     18,494                 2,710                                  11,254
       Other                                             597                 -----                                     159
------------------------------------------------------------------------------------------------------------------------------
           Total              $  17,388            $  87,901             $  16,083            $  16,952          $  89,692


2000   Ocean marine                                  $13,990            $    7,072                               $  32,446
       Inland marine/Fire                               (930)                -----                                     596
       Aircraft                                       15,585                 3,485                                  25,060
       Other liability                                 2,623                   778                                   3,239
       MMO London                                     36,267                 6,843                                  27,654
       Other                                             528                 -----                                     243
-------------------------------------------------------------------------------------------------------------------------------
           Total              $  18,076            $  68,063             $  18,178            $  19,439          $  89,238




                                                 NYMAGIC, INC.
                                 SCHEDULE V-VALUATION AND QUALIFYING ACCOUNTS

                                    YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------------------------------------
COLUMN A                       COLUMN B            COLUMN C              COLUMN D                COLUMN E
--------------------------------------------------------------------------------------------------------------
DESCRIPTION                    Balance at                                                        Balance at
                               beginning                                                         close of
                               of period           Additions             Deductions              period
--------------------------------------------------------------------------------------------------------------

December 31, 2002:
Allowance for
   doubtful accounts.....     $18,056,400         $5,293,114            $(9,624,009)            $13,725,505

December 31, 2001:
Allowance for
   doubtful accounts.....     $ 8,112,257         $11,027,039           $(1,082,896)            $18,056,400

December 31, 2000:
Allowance for
   doubtful accounts.....     $ 8,321,388         $ 1,375,536           $(1,584,667)             $8,112,257



The allowance for doubtful accounts on reinsurance receivables amounted to $13,275,505, $17,606,400 and
$7,662,257 at December 31, 2002, 2001 and 2000 respectively. The allowance for doubtful accounts on premiums and other receivables amounted to $450,000 at December 31, 2002, 2001 and 2000.











                                                        NYMAGIC, INC.
                  SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
                                                       (In thousands)

---------------------------------------------------------------------------------------------------------------------------------
                              DEFERRED          RESERVE FOR
AFFILIATION                    POLICY          UNPAID CLAIMS                       UNEARNED           NET                NET
   WITH                      ACQUISITION        AND CLAIMS                          PREMIUM         EARNED           INVESTMENT
REGISTRANT                     COSTS             EXPENSES        DISCOUNT           RESERVE        PREMIUMS            INCOME
---------------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 2002
CONSOLIDATED SUBSIDIARIES       $7,708          $516,002         ------             $45,399         $113,457           $15,876

DECEMBER 31, 2001
CONSOLIDATED SUBSIDIARIES        8,168           534,189         ------              65,071           84,633            17,359

DECEMBER 31, 2000
CONSOLIDATED SUBSIDIARIES        5,354           411,267         ------              60,436           75,448            18,014






--------------------------------------------------------------------------------------------------------------------
                                         CLAIMS AND CLAIMS
                                         EXPENSES INCURRED           AMORTIZATION
                                            RELATED TO                OF DEFERRED
AFFILIATION                           -----------------------           POLICY          PAID CLAIMS
   WITH                               CURRENT           PRIOR         ACQUISITION       AND CLAIMS        PREMIUMS
REGISTRANT                             YEAR             YEARS            COSTS           EXPENSES         WRITTEN
--------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 2002
CONSOLIDATED SUBSIDIARIES            $68,952            $4,389        $18,899             $75,315         $106,442

DECEMBER 31, 2001
CONSOLIDATED SUBSIDIARIES             78,221             9,604         16,083              76,557           89,692

DECEMBER 31, 2000
CONSOLIDATED SUBSIDIARIES             76,425            (8,484)        18,178              65,121           89,238

