Form 10-Q
period 2003-03-31
NYMAGIC INC
filed 2003-05-15
CIK 847431

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the Quarterly Period Ended                   March 31, 2003
                              -------------------------------------------------

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the Transition Period Ended
                               ------------------------------------------------

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


                 330 Madison Avenue, New York, New York 10017
-------------------------------------------------------------------------------
         (Address of principal executive offices, including zip code)


                                (212) 551-0600
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X          No
   ---------------    -------------


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                 No      X
   ---------------    -------------


     On April 1, 2003 there were 9,706,498 shares of the registrant's common stock, $1.00 par value, outstanding.

                          Forward-Looking Statements

         This report contains certain forward-looking statements concerning the Company's operations, economic performance and financial condition, including, in particular, the likelihood of the Company's success in developing and expanding its business. Any forward-looking statements concerning the Company's operations, economic performance and financial condition contained herein, including statements related to the outlook for the Company's performance in 2003 and beyond, are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based upon a number of assumptions and estimates which inherently are subject to uncertainties and contingencies, many of which are beyond the control of the Company. Some of these assumptions may not materialize and unanticipated events may occur which could cause actual results to differ materially from such statements. These include, but are not limited to, the cyclical nature of the insurance and reinsurance industry, premium rates, the estimation of loss reserves and loss reserve development, the uncertainty surrounding the loss amounts related to the attacks of September 11, 2001, the occurrence of wars and acts of terrorism, net loss retention, the effect of competition, the ability to collect reinsurance receivables and the timing of such collections, the availability and cost of reinsurance, the ability to pay dividends, regulatory changes, and changes in the ratings assigned to the Company by rating agencies. These risks could cause actual results for the 2003 year and beyond to differ materially from those expressed in any forward-looking statements made. The Company undertakes no obligation to update publicly or revise any forward-looking statements made.

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

                                 NYMAGIC, INC.
                                     INDEX
                                                                        Page No.
Part I.       Financial Information

     Item 1.  Financial Statements

     Consolidated Balance Sheets
         March 31, 2003 and December 31, 2002                              4

     Consolidated Statements of Income
         Three months ended March 31, 2003 and                             5
         March 31, 2002

     Consolidated Statements of Cash Flows                                 6
         Three months ended March 31, 2003 and
         March 31, 2002

     Notes to Consolidated Financial Statements                            7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          9

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk   13

     Item 4.  Controls and Procedures                                      13

Part II.      Other Information

     Item 1.  Legal Proceedings                                            14

     Item 2.  Changes in Securities and Use of Proceeds                    14

     Item 3.  Defaults Upon Senior Securities                              14

     Item 4.  Submission of Matters to a Vote of Security Holders          14

     Item 5.  Other Information                                            14

     Item 6.  Exhibits and Reports on Form 8-K                             14


                                    PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements

                                             NYMAGIC, INC.
                                      CONSOLIDATED BALANCE SHEETS
                                              (unaudited)

                                                                       March 31,          December 31,
                                                                          2003                2002
                                                                          ----                ----

                                                ASSETS
Investments:
Fixed maturities available for sale at fair value
    (amortized cost $75,637,592 and $29,923,407)                      $ 76,716,387        $ 30,480,249
Equity securities available for sale at fair value
    (cost $0 and $4,728,485)                                                  ----           4,728,485
Limited partnerships at equity
     (cost $45,000,000 and $37,500,000)                                 46,410,397          38,477,219
Short-term investments (at cost which approximates fair value)         312,035,904         355,803,960
                                                                      ------------        ------------
    Total investments                                                  435,162,688         429,489,913
                                                                      ------------        ------------
Cash                                                                       618,000             980,109
Accrued investment income                                                  960,304             391,949
Premiums and other receivables, net                                     35,097,971          35,690,128
Reinsurance receivables, net                                           325,123,731         326,422,340
Deferred policy acquisition costs                                        7,680,626           7,708,186
Prepaid reinsurance premiums                                             7,381,890           6,397,405
Deferred income taxes                                                   11,580,856          12,000,806
Property, improvements and equipment, net                                  717,219             731,406
Other assets                                                             3,360,102           4,194,725
                                                                      ------------        ------------
    Total assets                                                      $827,683,387        $824,006,967
                                                                      ============        ============

                                              LIABILITIES
Unpaid losses and loss adjustment expenses                            $515,812,677        $516,002,310
Reserve for unearned premiums                                           46,777,202          45,399,375
Ceded reinsurance payable                                               17,833,657          19,718,427
Notes payable                                                                 ----           6,219,953
Other liabilities                                                       16,169,169          15,714,152
                                                                      ------------        ------------
    Total liabilities                                                  596,592,705         603,054,217
                                                                      ------------        ------------

                                         SHAREHOLDERS' EQUITY
Common stock                                                            15,162,324          15,158,324
Paid-in capital                                                         33,479,684          30,206,370
Accumulated other comprehensive income                                     701,217             361,947
Retained earnings                                                      225,700,911         224,364,808
                                                                      ------------        ------------
                                                                       275,044,136         270,091,449
Treasury stock, at cost,
    5,455,826 and 5,855,826 shares                                     (43,953,454)        (49,138,699)
                                                                      ------------        ------------

    Total shareholders' equity                                         231,090,682         220,952,750
                                                                      ------------        ------------
    Total liabilities and shareholders' equity                        $827,683,387        $824,006,967
                                                                      ============        ============


The accompanying notes are an integral part of these consolidated financial statements.





                                            NYMAGIC, INC.
                                  CONSOLIDATED STATEMENTS OF INCOME
                                             (unaudited)

                                                                      Three months ended March 31,
                                                                      ----------------------------
                                                                         2003              2002
                                                                         ----              ----

Revenues:

Net premiums earned                                                   $21,696,560       $27,136,573
Net investment income                                                   1,506,510         3,947,590
Net realized investment losses                                            (32,606)         (587,138)
Commission and other income                                               398,338           157,559
                                                                      -----------       -----------
         Total revenues                                                23,568,802        30,654,584
                                                                      -----------       -----------

Expenses:

Net losses and loss adjustment expenses incurred                       12,012,866        17,712,172
Policy acquisition expenses                                             4,182,324         4,655,691
General and administrative expenses                                     4,406,230         4,344,637
Interest expense                                                           25,652           165,166
                                                                      ------------      -----------
         Total expenses                                                20,627,072        26,877,666
                                                                       ----------       -----------

Income before income taxes                                              2,941,730         3,776,918
                                                                        ---------         ---------
Income taxes:
     Current                                                              785,971           378,554
     Deferred                                                             237,266           730,009
                                                                          -------       -----------
         Total income tax expense                                       1,023,237         1,108,563
                                                                      -----------       -----------

     Net income                                                       $ 1,918,493       $ 2,668,355
                                                                      ===========       ===========

Weighted average shares of common stock outstanding-basic               9,570,587         9,270,476

     Basic earnings per share                                         $       .20       $       .29
                                                                      ===========       ===========

Weighted average shares of common stock outstanding-diluted             9,659,942         9,295,223

     Diluted earnings per share                                       $       .20       $       .29
                                                                      ===========       ===========


     Dividends declared per share                                     $       .06       $     -----
                                                                      ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.









                                          NYMAGIC, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (unaudited)

                                                                      Three months ended March 31,
                                                                      ----------------------------
                                                                      2003                    2002
                                                                      ----                    ----
Cash flows from operating activities:
     Net income                                                    $ 1,918,493            $  2,668,355
                                                                   -----------            ------------
     Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for deferred taxes                                      237,266                 730,009
     Net realized investment losses                                     32,606                 587,138
     Equity in earnings of limited partnerships                       (433,177)                  -----
     Net bond amortization                                              18,319                 390,444
     Depreciation and other, net                                        81,103                  90,919
     Changes in:
     Premiums and other receivables                                    592,157              10,316,503
     Reinsurance receivables                                         1,298,609               4,735,480
     Ceded reinsurance payable                                      (1,884,770)              2,963,160
     Accrued investment income                                        (568,355)                 94,745
     Deferred policy acquisition costs                                  27,560                 521,622
     Prepaid reinsurance premiums                                     (984,485)                974,587
     Other assets                                                      834,623                 396,802
     Unpaid losses and loss adjustment expenses                       (189,633)             (2,571,504)
     Reserve for unearned premiums                                   1,377,827              (1,509,581)
     Other liabilities                                                (127,373)              4,361,061
     Other                                                               -----                  32,981
                                                                   -----------            ------------
         Total adjustments                                             312,277              22,114,366
                                                                   -----------            ------------
Net cash provided by operating activities                            2,230,770              24,782,721
                                                                   -----------            ------------

Cash flows from investing activities:
     Fixed maturities acquired                                     (49,562,500)            (92,309,714)
     Equity securities acquired                                          -----              (4,387,375)
     Limited partnerships acquired                                  (7,500,000)                  -----
     Fixed maturities matured                                            -----               4,304,188
     Fixed maturities sold                                           3,850,885              23,975,154
     Equity securities sold                                          4,658,759               4,226,754
     Net sale of short-term investments                             43,784,287              38,435,352
     Acquisition of property, improvements and equipment               (66,916)                 (9,986)
                                                                   -----------            ------------
Net cash used in investing activities                               (4,835,485)            (25,765,627)
                                                                   -----------            ------------

Cash flows from financing activities:
     Proceeds from stock issuance and other                             62,559                 126,258
     Net sale of treasury stock                                      8,400,000                   -----
     Loan principal repayments                                      (6,219,953)             (1,250,000)
                                                                   -----------            ------------
Net cash provided by (used in) financing activities                  2,242,606              (1,123,742)
                                                                   -----------            ------------

Net decrease in cash                                                  (362,109)             (2,106,648)
Cash at beginning of period                                            980,109               2,881,077
                                                                   -----------            ------------
Cash at end of period                                              $   618,000            $    774,429
                                                                   ===========            ============

Supplemental disclosures:
Interest paid                                                      $    25,652            $     73,540
Federal income tax (received)                                      $(1,360,160)           $      -----

The accompanying notes are an integral part of these consolidated financial statements.

                                 NYMAGIC, INC.

                  Notes to Consolidated Financial Statements
                            March 31, 2003 and 2002

1) The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary for a fair presentation of results for such periods. Adjustments to financial statements consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2) The Company's subsidiaries include two insurance companies and three insurance agencies. These subsidiaries underwrite commercial insurance in four major lines of business. The Company considers ocean marine, inland marine/fire, other liability, and aircraft as appropriate segments for purposes of evaluating the Company's overall performance; however, the Company has ceased writing any new policies covering aircraft risks subsequent to March 31, 2002. The fifth segment, MMO London, includes the operations of MMO EU, Ltd. and MMO UK, Ltd., its limited liability corporate capital vehicle. Effective January 1, 2002 and in subsequent years, MMO UK, Ltd. will no longer provide capacity to any Lloyd's syndicate.

     The financial information by segment is as follows:


                                                           Three Months Ended March 31,
                                        ---------------------------------------------------------------
                                                     2003                                2002
                                        ---------------------------------------------------------------
                                                                  (in thousands)

                                                         Income                             Income
                                        Revenues         (Loss)            Revenues         (Loss)
                                        ---------------------------------------------------------------

Ocean marine                             $15,506         $4,674             $11,801         $2,651
Inland marine/Fire                           889            (25)                463             72
Aircraft                                   1,435            750              11,309          3,704
Other liability                            3,806             41               1,364         (1,563)
MMO London                                   ---            ---               2,281            (14)
-------------------------------------------------------------------------------------------------------
         Subtotal                         21,636          5,440              27,218          4,850

Net investment income                      1,506          1,506               3,948          3,948
Net realized investment losses               (33)           (33)               (587)          (587)
Other income                                 460            460                  76             76
General and administrative expenses          ---         (4,406)                ---         (4,345)
Interest expense                             ---            (26)                ---           (165)
Income tax expense                           ---         (1,023)                ---         (1,109)
-------------------------------------------------------------------------------------------------------
         Total                           $23,569         $1,918             $30,655         $2,668
         ----------------------------------------------------------------------------------------------



                                 NYMAGIC, INC.
                  Notes to Consolidated Financial Statements
                            March 31, 2003 and 2002

3) The Company's comparative comprehensive income is as follows:

                                                          Three months ended
                                                               March 31,
                                                          ------------------
                                                           2003        2002
                                                           ----        ----
                                                            (in thousands)

Net income                                               $1,918       $2,668
Other comprehensive income (loss), net of tax:
   Unrealized gains (losses) on securities, net of
      deferred tax benefit (expense) of
      $(171) and $988                                       318       (1,835)
   Less: reclassification adjustment for
      losses realized in net income, net of
      tax benefits of
      $11 and $205                                          (21)        (382)
   Foreign currency translation adjustment                  ---           33
                                                         ------       ------
             Other comprehensive income (loss)              339       (1,420)
                                                         ------       ------
Total comprehensive income                               $2,257       $1,248
                                                         ======       ======


4) The Company accounts for the grants of stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") including the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure" ("SFAS 148"). Under APB 25, the Company records the difference, if any, between the exercise price of the Company's stock options and the market price of the underlying stock on the date of grant, as an expense over the vesting period of the option.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148:

                                          March 31, 2003       March 31, 2002
                                          --------------       --------------
                                                    (in thousands)
Net income, as reported                       $1,918               $2,668
Add:  Stock based employee
  compensation expense included
  in reported net income, net
  of related tax effects                           2                    4
Deduct:  Total stock-based
  employee compensation expense
  determined under fair value
  based method for all awards,
  net of related tax effects                     (89)                 (22)

Pro forma net income                          $1,831               $2,650

Earnings per share:

Basic EPS - as reported                         $.20                 $.29
Basic EPS - pro forma                           $.19                 $.29

Diluted EPS - as reported                       $.20                 $.29
Diluted EPS - pro forma                         $.19                 $.29

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Description of Business

         NYMAGIC, INC., a New York corporation (the "Company" or "NYMAGIC"), is a holding company which owns and operates insurance companies, risk bearing entities and insurance underwriters and managers.

         The Company's two insurance subsidiaries, New York Marine And General Insurance Company ("New York Marine") and Gotham Insurance Company ("Gotham"), each maintain a rating of A (Excellent) from A.M. Best Company, Inc. The Company's insureds rely on ratings issued by rating agencies. Any adverse change in the ratings assigned to New York Marine or Gotham may adversely impact their ability to write premiums.

         The Company specializes in underwriting ocean marine, inland marine/fire and other liability insurance through insurance pools managed by the Company's insurance underwriters and managers, Mutual Marine Office, Inc., Pacific Mutual Marine Office, Inc. and Mutual Marine Office of the Midwest, Inc. In prior years, the Company issued policies covering aircraft insurance; however, the Company has ceased writing any new policies covering aircraft risks subsequent to March 31, 2002.

         From 1997 to 2001, the Company provided capacity, or the ability to underwrite a certain amount of business, to certain syndicates within Lloyd's of London through MMO UK, Ltd. ("MMO UK"), a wholly owned limited liability corporate capital vehicle. Effective January 1, 2002, MMO UK no longer provided capacity to any Lloyd's syndicate. Business obtained through MMO UK is hereinafter referred to as "MMO London".

Results of Operations

         Net income for the three months ended March 31, 2003, was $1.9 million, or $.20 per share on a diluted basis, compared with $2.7 million, or $.29 per diluted share, for the first quarter of 2002.

         Realized investment losses after taxes, were $21,000, or $.00 per diluted share, for the first quarter of 2003, as compared with $382,000, or $.04 per diluted share, for the same period of the prior year.

         As described in more detail in the table below, gross premiums written, net premiums written and earned for the three months ended March 31, 2003 declined by 26%, 17% and 20%, respectively, when compared to the same period of 2002. However, gross premiums written, net premiums written and earned from the Company's core segments (ocean marine, inland marine/fire and other liability) increased by 22%, 23% and 49%, respectively, in the first quarter of 2003 over the same period of the prior year.

NYMAGIC Gross Premiums Written
    by Segment                          Three months ended March 31,
------------------                 --------------------------------------
                                     2003                  2002    Change
                                       (Dollars in thousands)

Ocean marine ..................    $22,098               $18,879     17%
Inland marine/fire.............      3,726                 2,674     39%
Other liability................      4,261                 3,164     35%
                                   --------------------------------------
Subtotal                            30,085                24,717     22%
Aircraft.......................      1,551                17,086    (91%)
MMO London.....................        ---                   811   (100%)
                                   --------------------------------------
Total..........................    $31,636               $42,614    (26%)
                                   ======================================


NYMAGIC Net Premiums Written
    by Segment                          Three months ended March 31,
------------------                 --------------------------------------
                                     2003                  2002    Change
                                       (Dollars in thousands)

Ocean marine ..................    $15,904               $13,579     17%
Inland marine/fire.............      1,082                   538    101%
Other liability................      3,707                 2,758     34%
                                   --------------------------------------
Subtotal                            20,693                16,875     23%
Aircraft.......................      1,397                 9,351    (85%)
MMO London.....................        ---                   376   (100%)
                                   --------------------------------------
Total..........................    $22,090               $26,602    (17%)
                                   ======================================


NYMAGIC Net Premiums Earned
    by Segment                          Three months ended March 31,
------------------                 --------------------------------------
                                     2003                  2002    Change
                                       (Dollars in thousands)

Ocean marine ..................    $15,494               $11,721     32%
Inland marine/fire.............        889                   463     92%
Other liability................      3,806                 1,364    179%
                                   --------------------------------------
Subtotal                            20,189                13,548     49%
Aircraft.......................      1,508                11,309    (87%)
MMO London ....................        ---                 2,280   (100%)
                                   --------------------------------------

Total..........................    $21,697               $27,137    (20%)
                                   ======================================

      Premiums for each segment are as follows:


      o Ocean marine net premiums written and earned grew by 17% and 32%, respectively, during the first three months of 2003 when compared to the same period of the prior year and reflect higher ocean marine rates across the various ocean marine classes, particularly in the drill rig and hull classes, and additional production in the drill rig and marine liability classes. The Company believes that net ocean marine premiums will increase throughout 2003, but the rate of increase in gross and net premiums written are expected to be substantially lower in 2003 than they were in 2002.

        The gross writings by class are as follows:

NYMAGIC Gross Premiums Written
 for the Ocean Marine Segment             Three months ended March 31,
-------------------------------      --------------------------------------
                                     2003                  2002      Change
                                       (Dollars in thousands)

Ocean marine liability ........      $9,599             $ 6,807        41%
Drill rig......................       3,651               3,212        14%
Hull...........................       4,837               3,918        23%
War............................       2,105               2,212        (5%)
Cargo..........................       1,443               2,259       (36%)
Other marine...................         463                 471        (2%)
                                    ---------------------------------------
Total..........................     $22,098             $18,879        17%
                                    =======================================



      o Inland marine/fire net premiums written and earned increased by 101% and 92%, respectively, for the three months ended March 31, 2003 when compared to the same period of last year largely due to an underwriting program insuring excess and surplus lines property risks, improved pricing and higher net loss retention levels.

      o Other liability net premiums written and earned rose by 34% and 179%, respectively, for the three months ended March 31, 2003 when compared to the same period of 2002 due to additional production in existing classes, higher net loss retention levels and larger premium rates on policy renewals. Net premiums in the other liability line are expected to increase in 2003 as premium rates are firm within this line of business, but increases in premiums written are expected to be substantially lower in 2003 than they were in 2002.

      o Aircraft premiums have decreased substantially in 2003 as a result of the Company having ceased writing new aircraft policies subsequent to March 31, 2002.

      o MMO London premiums earned have decreased substantially in 2003 as the Company has not provided capacity (the ability to write premiums) to any Lloyd's syndicate for the 2002 underwriting year and subsequent years.

     Net losses and loss adjustment expenses incurred as a percentage of net premiums earned (the loss ratio) were 55.4% for the three months ended March 31, 2003 as compared to 65.3% for the same period of 2002. The Company recorded lower loss ratios in 2003 for both the ocean marine and other liability lines of business, which largely reflected the beneficial impact of increased rates in those lines.

     Policy acquisition costs as a percentage of net premiums earned (the acquisition cost ratio) for the three months ended March 31, 2003 were 19.3% as compared with 17.2% for the same period of the prior year. Premiums earned in the first quarter of 2002 reflected larger amounts of aircraft premiums which have a lower acquisition cost ratio than other lines of business. A large part of the aircraft premium written in 2002 reflected premium surcharges for terrorism coverage, which were recorded with a nominal processing charge.

     General and administrative expenses increased by 1% from $4.3 million to $4.4 million for the three months ended March 31, 2003.

     The Company's combined ratio (the loss ratio, the acquisition cost ratio and general and administrative expenses divided by premiums earned) improved to 95.0% for the first quarter of 2003 as compared with 98.4% for the same period of 2002.

     Net investment income for the three months ended March 31, 2003 decreased by 62% to $1.5 million from $3.9 million in the same period of the prior year. The decrease reflects a lower investment yield on the investment portfolio held in 2003 as a result of a substantial position held by the Company in short-term investments. The relatively large level of short-term investments held was a direct result of the sale of a substantial amount of fixed maturity investments at the end of 2002. These sales were made in an effort to reposition the investment portfolio and the reinvestment of funds under the Company's investment strategy may take several months in 2003 to implement fully. Income derived from limited partnership hedge fund investments approximated $433,000 for the three months ended March 31, 2003. The Company started to invest in hedge funds in the fourth quarter of 2002. As of March 31, 2003 the investment in limited partnerships amounted to approximately $46.4 million.

     Commission and other income increased to $400,000 for the three months ended March 31, 2003 from $158,000 for the same period in the prior year primarily as a result of other income received from an arbitration settlement in 2003.

     Net realized investment losses were $33,000 for the three months ended March 31, 2003 as compared to $587,000 for the same period in the prior year. The sale of fixed maturities led to realized investment losses in the prior year.

     Total income taxes as a percentage of income before taxes increased to 34.8% in the first quarter of 2003 from 29.4% in the same period of 2002. The increase in the percentage is principally the result of decreases in tax exempt income in the current year.


Liquidity and Capital Resources

     Cash and total investments increased from $430.5 million at December
31, 2002 to $435.8 million at March 31, 2003, which included $312.7 million in cash and short-term investments. The level of short-term investments is a direct result of the sale of a substantial amount of fixed maturity investments at the end of 2002. These sales were made in an effort to reposition the investment portfolio and the reinvestment of funds under the Company's investment strategy may take several months in 2003 to implement fully.

     Cash flows from operating activities were $2.2 million for the three months ended March 31, 2003 as compared to $24.8 million for the same period in 2002. The prior year amounts reflect significant cash flows from aircraft premiums as a result of premium surcharges for terrorism coverage. Cash flows used in investing activities were also greater in the prior year's first quarter as a substantial portion of the cash provided from operating activities were then used in investing activities.

     In 2002, the Company entered into a credit agreement with a bank. The loan balance as of December 31, 2002 was $6.2 million. On February 7, 2003, the Company repaid its entire loan balance outstanding to the bank following the sale of equity to Conning Capital Partners VI, L.P. ("Conning") on January 31, 2003. In this transaction, Conning acquired 400,000 investment units from the Company, each unit consisting of one share of the Company's common stock and an option to purchase an additional share of common stock from the Company. Conning paid $21.00 per unit resulting in $8.4 million in proceeds to the Company. The option exercise price was based on a formula contained in the Option Certificate (which was attached as an exhibit to the Company's current report on Form 8-K filed on February 4, 2003). The Company used common stock held in treasury to effect the transaction with Conning.

     On March 12, 2003, the Company declared a dividend of six (6) cents per share to shareholders of record on March 31, 2003, payable on April 8, 2003. The Company did not declare or pay a dividend at any time during 2002.

     During the first quarter of 2003, the Company granted options to certain Directors to purchase 20,000 shares of the Company's common stock. The exercise prices of the stock options were equal to the closing prices of the Company's stock on the New York Stock Exchange on the dates of the underlying stock grants.


Critical Accounting Policies

     Management considers certain accounting policies to be critical with respect to the understanding of the Company's financial statements. Such policies require significant management judgment and the resulting estimates have a material effect on reported results and will vary to the extent that future events affect such estimates and cause them to differ from the estimates provided currently. These critical accounting policies include unpaid losses and loss adjustment expenses, allowance for doubtful accounts and impairment of investments as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

     The investment portfolio has exposure to market risks which include the effect on the portfolio of adverse changes in interest rates, credit quality, equity prices and foreign exchange rates. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Equity risk includes the potential loss from changes in the fair value of equity securities. Foreign currency risk includes exposure to changes in foreign exchange rates on the market value and interest income of foreign denominated investments. There have been no material changes to the Company's exposure to market risks during the three months ended March 31, 2003, as compared to those disclosed in the Company's financial statements for the year ended December 31, 2002.

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

Item 2. - Changes in Securities and Use of Proceeds

     On January 31, 2003, Conning acquired 400,000 investment units from the Company in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933. Each investment unit consisted of one share of the Company's common stock issued out of treasury shares and an option to purchase an additional share of common stock out of treasury shares. The option is currently exercisable and expires on January 31, 2008. The option exercise price is based on a formula contained in the Option Certificate (which was attached as an exhibit to the Company's current report on Form 8-K filed on February 4, 2003). Conning paid $21.00 per investment unit resulting in $8.4 million in proceeds to the Company. The Company used the proceeds on February 7, 2003 to repay the entire loan balance outstanding under its bank credit agreement.

          See Item 6(b) (Reports on Form 8-K) below.

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

(b)    Reports on Form 8-K

         A current report on Form 8-K was filed on February 4, 2003, (a) reporting under Item 5 thereof that the Company had entered into a Securities Purchase Agreement for the sale to Conning of 400,000 investment units, with each unit consisting of one share of common stock issued out of treasury shares and an option to purchase one additional share of common stock out of treasury shares, (b) filing as exhibits under Item 7 thereof the Securities Purchase Agreement, a Registration Rights Agreement and the Option Certificate, each dated January 31, 2003, and (c) reporting under Item 5 thereof the appointment of an additional independent member of the board of directors and the signing of a sublease for the Company's principal offices in New York.

         A current report on Form 8-K was filed on February 20, 2003, under
Item 9, incorporating by reference the Company's press release setting forth our fourth-quarter and year-end 2002 financial results.

         A current report on Form 8-K was filed on March 14, 2003, under
Item 9, incorporating by reference the Company's press release concerning the declaration of a dividend and the appointment of an additional independent member of the board of directors.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NYMAGIC, INC.
                                          (Registrant)


Date:         May 15, 2003                /s/ George R. Trumbull, III
          -------------------             ------------------------------------
                                          George R. Trumbull, III
                                          Chairman and Chief Executive Officer

Date:         May 15, 2003                /s/ Thomas J. Iacopelli
          -------------------             -------------------------------------
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

5.The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

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


May 15, 2003                           /s/     George R. Trumbull, III
                                       ---------------------------------------
                                          George R. Trumbull, III
                                          Chairman and Chief Executive Officer

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

5.The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

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

May 15, 2003                             /s/     Thomas J. Iacopelli
                                         -----------------------------------
                                            Thomas J. Iacopelli,
                                            Chief Financial Officer