Form 10-Q
period 2003-06-30
NYMAGIC INC
filed 2003-08-14
CIK 847431

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the Quarterly Period Ended                   June 30, 2003
                              -------------------------------------------------

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


     On August 1, 2003 there were 9,706,498 shares of the registrant's common stock, $1.00 par value, outstanding.

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

         Such statements are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings, cash flows, plans for future operations, common stockholders' equity, investments, capital plans, dividends, plans relating to products or services, adequacy of Asbestos/Environmental reserves, collectability of receivables from Equitas and other events and estimates concerning the effects of litigation or other disputes, as well as assumptions underlying any of the foregoing and are generally expressed with words such as "believes," "estimates," "expects," "anticipates," "plans," "projects," "predicts," "forecasts," "goals," "potential," "intend," "could," "should," "may," "will" and similar expressions. We undertake no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports to the Securities and Exchange Commission including, but not limited to, the Company's 10-K, 10-Q and 8-K reports.

                                 NYMAGIC, INC.
                                     INDEX
                                                                        Page No.
Part I.       Financial Information

   Item 1.    Financial Statements

   Consolidated Balance Sheets
       June 30, 2003 and December 31, 2002                                 2

   Consolidated Statements of Income
       Six months ended June 30, 2003 and                                  3
       June 30, 2002

   Consolidated Statements of Income
       Three months ended June 30, 2003 and                                4
       June 30, 2002

   Consolidated Statements of Cash Flows                                   5
       Six months ended June 30, 2003 and
       June 30, 2002

       Notes to Consolidated Financial Statements                          6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          9

   Item 3.    Quantitative and Qualitative Disclosures About
              Market Risk                                                 16

   Item 4.    Controls and Procedures                                     16


Part II.      Other Information

   Item 1.    Legal Proceedings                                           17

   Item 2.    Changes in Securities and Use of Proceeds                   17

   Item 3.    Defaults Upon Senior Securities                             17

   Item 4.    Submission of Matters to a Vote of Security Holders         17

   Item 5.    Other Information                                           17

   Item 6.    Exhibits and Reports on Form 8-K                            18

                                        PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements

                                                 NYMAGIC, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                                  (unaudited)

                                                                            June 30,             December 31,
                                                                              2003                   2002
                                                                              ----                   ----
                                            ASSETS
Investments:
   Fixed maturities:
       Available for sale at fair value
         (amortized cost $77,423,862 and $29,923,407)                     $ 78,184,205            $ 30,480,249
       Trading (cost $40,373,199 and $0)                                    40,397,660                    ----
   Equity securities available for sale at fair value
    (cost $0 and $4,728,485)                                                      ----               4,728,485
   Limited partnership hedge funds at equity
     (cost $62,500,000 and $37,500,000)                                     66,951,239              38,477,219
   Short-term investments (at cost which approximates fair value)          281,622,700             355,803,960
                                                                          ------------            ------------
    Total investments                                                      467,155,804             429,489,913
                                                                          ------------            ------------
Cash                                                                           491,398                 980,109
Accrued investment income                                                    1,802,944                 391,949
Premiums and other receivables, net                                         17,806,970              35,690,128
Reinsurance receivables, net                                               309,973,187             326,422,340
Deferred policy acquisition costs                                            7,359,822               7,708,186
Prepaid reinsurance premiums                                                11,239,426               6,397,405
Deferred income taxes                                                       11,344,781              12,000,806
Property, improvements and equipment, net                                    1,893,620                 731,406
Other assets                                                                 3,827,796               4,194,725
                                                                          ------------            ------------
    Total assets                                                          $832,895,748            $824,006,967
                                                                          ============            ============

                                            LIABILITIES
Unpaid losses and loss adjustment expenses                                $519,351,365            $516,002,310
Reserve for unearned premiums                                               48,411,833              45,399,375
Ceded reinsurance payable                                                   19,957,252              19,718,427
Notes payable                                                                     ----               6,219,953
Other liabilities                                                           10,536,575              15,714,152
Dividends payable                                                              582,390                    ----
                                                                          ------------            ------------
    Total liabilities                                                      598,839,415             603,054,217
                                                                          ------------            ------------

                                            SHAREHOLDERS' EQUITY
Common stock                                                                15,216,790              15,158,324
Paid-in capital                                                             34,363,963              30,206,370
Accumulated other comprehensive income                                         494,223                 361,947
Retained earnings                                                          229,086,984             224,364,808
                                                                          ------------            ------------
                                                                           279,161,960             270,091,449
Treasury stock, at cost,
    5,510,292 and 5,855,826 shares                                         (45,105,627)            (49,138,699)
                                                                          ------------            ------------

    Total shareholders' equity                                             234,056,333             220,952,750
                                                                          ------------            ------------
    Total liabilities and shareholders' equity                            $832,895,748            $824,006,967
                                                                          ============            ============

The accompanying notes are an integral part of these consolidated financial statements.





                                                 NYMAGIC, INC.
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                  (unaudited)

                                                                             Six months ended June 30,
                                                                             -------------------------
                                                                              2003               2002
                                                                              ----               ----

Revenues:

Net premiums earned                                                        $48,553,302         $57,243,831
Net investment income                                                        5,488,787           7,890,705
Net realized investment losses                                                 (22,813)         (2,771,393)
Commission and other income                                                  1,754,719           1,375,400
                                                                           -----------         -----------

         Total revenues                                                     55,773,995          63,738,543
                                                                           -----------         -----------

Expenses:

Net losses and loss adjustment expenses incurred                            27,521,951          37,122,775
Policy acquisition expenses                                                  9,669,719           9,303,364
General and administrative expenses                                          9,565,922          10,631,959
                                                                           -----------         -----------

         Total expenses                                                     46,757,592          57,058,098
                                                                           -----------         -----------

Income before income taxes                                                   9,016,403           6,680,445
                                                                           -----------         -----------
Income taxes:
     Current                                                                 2,544,648           1,939,463
     Deferred                                                                  584,799              34,667
                                                                           -----------         -----------
         Total income tax expense                                            3,129,447           1,974,130
                                                                           -----------         -----------

     Net income                                                            $ 5,886,956         $ 4,706,315
                                                                           ===========         ===========

Weighted average shares of common stock outstanding-basic                    9,638,918           9,273,310

     Basic earnings per share                                              $       .61         $       .51
                                                                           ===========         ===========
Weighted average shares of common stock outstanding-diluted                  9,746,326           9,292,383

     Diluted earnings per share                                            $       .60         $       .51
                                                                           ===========         ===========


     Dividends declared per share                                          $       .12         $       .00
                                                                           ===========         ===========


    The accompanying notes are an integral part of these consolidated financial statements.




                                                 NYMAGIC, INC.
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                  (unaudited)

                                                                             Three months ended June 30,
                                                                             ---------------------------
                                                                              2003                2002
                                                                              ----                ----

Revenues:

Net premiums earned                                                        $26,856,742         $30,107,258
Net investment income                                                        3,982,277           3,943,115
Net realized investment gains (losses)                                           9,793          (2,184,255)
Commission and other income                                                  1,356,381           1,217,841
                                                                           -----------         -----------

         Total revenues                                                     32,205,193          33,083,959
                                                                           -----------         -----------

Expenses:

Net losses and loss adjustment expenses incurred                            15,509,085          19,410,603
Policy acquisition expenses                                                  5,487,395           4,647,673
General and administrative expenses                                          5,134,040           6,122,156
                                                                           -----------         -----------

         Total expenses                                                     26,130,520          30,180,432
                                                                           -----------         -----------

Income before income taxes                                                   6,074,673           2,903,527
                                                                           -----------         -----------
Income taxes:
     Current                                                                 1,758,677           1,560,909
     Deferred                                                                  347,533            (695,342)
                                                                           -----------         -----------
         Total income tax expense                                            2,106,210             865,567
                                                                           -----------         -----------

     Net income                                                            $ 3,968,463         $ 2,037,960
                                                                           ===========         ===========

Weighted average shares of common stock outstanding-basic                    9,706,498           9,276,112

     Basic earnings per share                                              $       .41         $       .22
                                                                           ===========         ===========


Weighted average shares of common stock outstanding-diluted                  9,831,959           9,296,407

     Diluted earnings per share                                            $       .40         $       .22
                                                                           ===========         ===========


     Dividends declared per share                                          $       .06         $       .00
                                                                           ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.









                                                 NYMAGIC, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (unaudited)

                                                                             Six months ended June 30,
                                                                             -------------------------
                                                                              2003               2002
                                                                              ----               ----

Cash flows from operating activities:
     Net income                                                           $  5,886,956        $  4,706,315
                                                                          ------------        ------------
     Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
     Provision for deferred taxes                                              584,799              34,667
     Net realized investment losses                                             22,813           2,771,393
     Equity in earnings of limited partnership hedge funds                  (3,474,016)                ---
     Net bond amortization                                                     102,159             861,200
     Depreciation and other, net                                               174,108             202,375
     Trading portfolio activities                                          (40,397,660)               ----
     Changes in:
     Premiums and other receivables                                         17,883,158           2,544,054
     Reinsurance receivables                                                16,449,153          11,002,550
     Ceded reinsurance payable                                                 238,825            (471,330)
     Accrued investment income                                              (1,410,995)           (775,222)
     Deferred policy acquisition costs                                         348,364             (38,172)
     Prepaid reinsurance premiums                                           (4,842,021)          7,043,125
     Other assets                                                              366,929           1,148,082
     Unpaid losses and loss adjustment expenses                              3,349,055          (3,496,463)
     Reserve for unearned premiums                                           3,012,458          (6,339,545)
     Other liabilities                                                      (5,177,577)          5,893,583
     Other                                                                       -----            (196,563)
                                                                          ------------        ------------
         Total adjustments                                                 (12,770,448)         20,183,734
                                                                          ------------        ------------
Net cash (used in) provided by operating activities                         (6,883,492)         24,890,049
                                                                          ------------        ------------

Cash flows from investing activities:
     Fixed maturities acquired                                            (103,983,707)       (115,513,731)
     Equity securities acquired                                                   ----          (9,053,126)
     Limited partnership hedge funds acquired                              (28,750,000)               ----
     Fixed maturities matured                                                    -----           4,771,241
     Fixed maturities sold                                                  56,063,018          50,860,611
     Equity securities sold                                                  4,658,759           8,664,371
     Limited partnership hedge funds  sold                                   3,674,803                 ---
     Net sale of short-term investments                                     74,621,442          34,462,870
     Acquisition of property, improvements and equipment                    (1,336,322)            (19,865)
                                                                          ------------        ------------
Net cash provided by (used in) investing activities                          4,947,993         (25,827,629)
                                                                          ------------        ------------

Cash flows from financing activities:
     Proceeds from stock issuance and other                                  1,001,304             134,863
     Net sale of treasury stock                                              7,247,827                ----
     Cash dividends paid                                                      (582,390)               ----
     Loan principal repayments                                              (6,219,953)         (1,250,000)
                                                                          ------------        ------------
Net cash provided by (used in) financing activities                          1,446,788          (1,115,137)
                                                                          ------------        ------------

Net decrease in cash                                                          (488,711)         (2,052,717)
Cash at beginning of period                                                    980,109           2,881,077
                                                                          ------------        ------------
Cash at end of period                                                     $    491,398        $    828,360
                                                                          ============        ============
Supplemental disclosures:
Interest paid                                                             $     25,652        $     94,201
Federal income tax payment                                                $    148,652        $          0

The accompanying notes are an integral part of these consolidated financial statements.

                                 NYMAGIC, INC.

                  Notes to Consolidated Financial Statements
                              June 2003 and 2002

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

2)   The Company's subsidiaries include two insurance companies and three insurance agencies. These subsidiaries underwrite commercial insurance in four major lines of business. The Company considers ocean marine, inland marine/fire, other liability, and aircraft as appropriate segments for purposes of evaluating the Company's overall performance; however, the Company ceased writing any new policies covering aircraft risks as of March 31, 2002. The fifth segment, MMO London, includes the operations of MMO UK, Ltd. ("MMO UK"), a corporate member of Lloyd's of London, and its holding company MMO EU,
     Ltd. ("MMO EU").  Since January 1, 2002 MMO UK has not provided capacity to any Lloyd's syndicate.

     The financial information by segment is as follows:

                                                             Six Months Ended June 30,
                                        ------------------------------------------------------------------
                                                     2003                               2002
                                        ------------------------------------------------------------------
                                                                  (in thousands)
                                                         Income                             Income
                                        Revenues         (Loss)            Revenues         (Loss)
                                        ------------------------------------------------------------------
Ocean marine                                $37,457        $10,881           $27,459         $5,293
Inland marine/Fire                            1,865            107               910            111
Aircraft                                      1,662            735            24,646          8,507
Other liability                               7,674           (257)            2,645         (1,741)
MMO London                                      ---            ---             2,886            (51)
----------------------------------------------------------------------------------------------------------
                  Subtotal                   48,658         11,466            58,546         12,119

Net investment income                         5,489          5,489             7,891          7,891
Net realized investment losses                  (23)           (23)           (2,771)        (2,771)
Other income                                  1,650          1,650                73             73
General and administrative expenses             ---         (9,566)              ---        (10,632)
Income tax expense                              ---         (3,129)              ---         (1,974)
----------------------------------------------------------------------------------------------------------

         Total                              $55,774         $5,887           $63,739         $4,706
         -------------------------------------------------------------------------------------------------

                                                           Three Months Ended June 30,
                                        ------------------------------------------------------------------
                                                     2003                               2002
                                        ------------------------------------------------------------------
                                                                  (in thousands)
                                                         Income                             Income
                                        Revenues         (Loss)            Revenues         (Loss)
                                        ------------------------------------------------------------------
Ocean marine                                $21,952         $6,206           $15,657         $2,642
Inland marine/Fire                              976            132               447             39
Other liability                               3,868           (298)            1,281           (178)
Aircraft                                        227            (15)           13,337          4,803
MMO London                                      ---            ---               606            (37)
-------------------------------------------------------------------------------------------------------------
                  Subtotal                   27,023          6,025            31,328          7,269

Net investment income                         3,982          3,982             3,943          3,943
Net realized investment losses                   10             10            (2,184)        (2,184)
Other income                                  1,190          1,190                (3)            (3)
General and administrative expenses             ---         (5,133)              ---         (6,122)
Income tax expense                              ---         (2,106)              ---           (865)
----------------------------------------------------------------------------------------------------------

         Total                              $32,205         $3,968           $33,084         $2,038
         -------------------------------------------------------------------------------------------------



                                                    NYMAGIC, INC.
                                     Notes to Consolidated Financial Statements
                                               June 30, 2003 and 2002

3) The Company's comparative comprehensive income is as follows:

                                                                 Six months ended          Three months ended
                                                                     June 30,                    June 30,
                                                                -------------------------------------------------
                                                                   2003       2002            2003         2002
                                                                   ----       ----            ----         ----
                                                                                 (in thousands)

     Net income                                                  $5,887       $4,706        $3,968         $2,038
     Other comprehensive income (loss), net of tax:
        Unrealized gains (losses) on securities, net of
           deferred tax benefit (expense) of
           $(63), $177,  $108 and $(811)                            117         (328)         (201)         1,506
        Less: reclassification adjustment for
           gains (losses) realized in net income, net of
           deferred tax benefit (expense) of
           $8, $970, $(3) and $764                                  (15)      (1,801)            6         (1,420)

Foreign currency translation adjustment                             ---         (197)          ---           (230)
                                                               --------      -------        ------         ------
        Other comprehensive income (loss)                           132        1,276          (207)         2,696
                                                               --------      -------        ------         ------

     Total comprehensive income                                  $6,019       $5,982        $3,761         $4,734
                                                               ========      =======        ======         ======



4)  The Company accounts for the grants of stock options under Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees" ("APB 25") including the disclosure requirements of Statement of
Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), and Statement of
Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure" ("SFAS
148"). Under APB 25, the Company records the difference, if any, between the exercise price of the Company's stock options and the market price of the underlying stock on the date of grant, as an expense over the vesting period of the option.

      The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS 123:

                                               Six months ended June 30,          Three months ended June 30,
                                               --------------------------------------------------------------
                                                  2003              2002               2003           2002
                                                 -----              ----               ----           ----
                                                               (in thousands except per share data)

Net income, as reported                          $5,887            $4,706             $3,968          $2,038
Add: Stock based employee
   compensation expense included in
   reported net income, net of related
   tax effects                                        4                 7                  2               4
Deduct: Total stock-based employee
   compensation expense determined
   under the fair value based method for
   all awards, net of related tax effects          (179)              (43)               (89)            (22)
                                                 -------           -------            -------         -------

Pro forma net income                             $5,712            $4,670             $3,881          $2,020
                                                 =======           =======            =======         =======

Earnings per share:


Basic EPS - as reported                            $.61              $.51               $.41            $.22
Basic EPS - pro forma                              $.59              $.50               $.40            $.22

Diluted EPS - as reported                          $.60              $.51               $.40            $.22
Diluted EPS - pro forma                            $.59              $.50               $.39            $.22


5) Related party transaction: On July 1, 2003 the Company invested $10 million in a limited partnership hedge fund which is managed by Mariner Partners Inc. ("Mariner"), a wholly owned subsidiary of Mariner Investment Group, Inc. (a professional asset management company of which William J. Michaelcheck, a Director of the Company, is Chairman, Chief Executive Officer and majority shareholder). The Company entered into an investment management agreement with Mariner effective October 1, 2002. Under the terms of the agreement, Mariner manages the Company's domestic insurance subsidiaries' investment portfolios. Pursuant to a voting agreement between Mariner and certain of the Company's shareholders, Mariner, with the approval of two of the three participating shareholders, is authorized to vote all of the common shares covered by the voting agreement, which is approximately 56% of the Company issued and outstanding shares of common stock as of June 30, 2003. Investment fees incurred under the investment agreement with Mariner were $719,335 for the six months ended June 30, 2003. Of the $67 million invested in limited partnership hedge funds as of June 30, 2003, none were invested in funds managed directly by Mariner.


6) Securities lending

The Company engages in a securities lending agreement with Bear, Stearns Securities Corp. (the "borrower") whereby certain securities from its portfolio are loaned to the borrower for short periods of time. The agreement sets forth the terms and conditions under which the Company may from time to time lend to the borrower, against a pledge of restricted collateral, securities held in custody for the Company by Custodial Trust Company, an affiliate of the borrower. The Company generally receives restricted collateral from the borrower, equal to at least the market value of the loaned securities plus accrued interest. The loaned securities remain a recorded asset of the Company. At June 30, 2003 the Company loaned securities with a fair value of $3,734,208 and held collateral of $3,851,759. There were no loan positions outstanding as of December 31, 2002.

7) Trading portfolio

The Company established a trading portfolio for certain of its fixed maturity investments in the second quarter of 2003. The trading securities are likely to be held for periods of less than six months. These investments are marked to market with the change recognized in net investment income during the current period. The trading portfolio at June 30, 2003 consisted of collateralized debt obligations (CDOs). All CDOs were either new issues or private placements. The fair value of such securities is determined by pricing models that consider, among other assumptions, the present value of the underlying CDO's cash flows. The difference between the cost and fair value of trading account securities was recorded in net investment income and amounted to $24,461 at June 30, 2003.

8) Limited partnership hedge funds include investments in limited partnerships and limited liability companies. The equity method of accounting is used to account for the Company's limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership hedge fund to net investment income in results of operations.

Hedge fund investments are subject to various economic and market risks. The risks associated with hedge fund investments may be substantially greater than the risks associated with fixed income investments. Consequently, our hedge fund portfolio may be more volatile and the risk of loss greater than that associated with fixed income investments. As the Company invests a greater percentage of its investment portfolio in limited partnership hedge funds, there may also be a greater volatility associated with the Company's investment income. The Company has revised its investment policy and now limits the amount of hedge fund investments to the greater of 30% of invested assets or 50% of policyholders' surplus.

The Company also seeks to mitigate market risk associated with its investment in hedge funds by maintaining a diversified portfolio of hedge fund investments. Diversification is achieved through the use of several investment managers employing a variety of different investment strategies in the underlying characteristics of their hedge fund. The Company is dependent upon these managers to obtain market prices for the underlying investments of the hedge funds. Some of these investments may be difficult to value and may differ from reported amounts. Furthermore, because the hedge funds in which we invest sometimes impose limitations (some as long as 90 days) on the timing of withdrawals from the funds, our inability to withdraw our investment quickly from a particular hedge fund that is performing poorly could result in losses and may affect liquidity in the hedge fund investments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Description of Business

         NYMAGIC, INC., a New York corporation (the "Company" or "NYMAGIC"), is a holding company which owns and operates insurance companies, risk bearing entities and insurance underwriters and managers.

         The Company's two insurance subsidiaries, New York Marine And General Insurance Company ("New York Marine") and Gotham Insurance Company ("Gotham"), each maintains a rating of A (Excellent) from A.M. Best Company, Inc. This is the third highest of fifteen rating levels in A.M. Best's classification system. The Company's insureds rely on ratings issued by rating agencies. Any adverse change in the ratings assigned to New York Marine or Gotham may adversely impact their ability to write premiums.

         The Company specializes in underwriting ocean marine, inland marine/fire and other liability insurance through insurance pools managed by the Company's insurance underwriters and managers, Mutual Marine Office, Inc., Pacific Mutual Marine Office, Inc. and Mutual Marine Office of the Midwest, Inc (collectively referred to as "MMO"). The original members of the pools were insurance companies that were not affiliated with the Company. Several years later, New York Marine and Gotham joined the pools. Over the years, New York Marine and Gotham steadily increased their participation in the pools, while the unaffiliated insurance companies reduced their participation or withdrew from the pools entirely. Since January 1, 1997, New York Marine and Gotham have been the only members of the pools and we therefore now write 100% of all of the business produced by the pools.


         In prior years, the Company issued policies covering aircraft insurance; however, the Company has ceased writing any new policies covering aircraft risks as of March 31, 2002. The Company decided to exit the commercial aviation insurance business because it is highly competitive and had generated underwriting losses for most years during the 1990s and because it is highly dependent on the purchase of substantial amounts of reinsurance, which became increasingly expensive after the events of September 11, 2001. This decision has enabled the Company to concentrate on its core lines of business, which include ocean marine, inland marine/fire and other liability.

         From 1998 to 2001, the Company provided capacity, or the ability to underwrite a certain amount of business, to certain syndicates within Lloyd's of London through MMO UK a wholly owned limited liability corporate capital vehicle. Since January 1, 2002, MMO UK has not provided capacity to any Lloyd's syndicate. Business obtained through MMO UK is hereinafter referred to as "MMO London".

Results of Operations


     Net income for the second quarter ended June 30, 2003 totaled $4.0 million, or $.40 per diluted share, compared with $2.0 million, or $.22 per diluted share, for the second quarter of 2002. Net income for the six months ended June 30, 2003 totaled $5.9 million, or $.60 per diluted share, compared with $4.7 million, or $.51 per diluted share, for the six months ended June 30, 2002.

     Net realized investment gains after taxes in the second quarter of 2003 were $6,000, or $.00 per diluted share, compared with net realized investment losses after taxes of $1.4 million, or $.15 per diluted share for the same period in 2002. Net realized investment losses after taxes for the six months ended June 30, 2003 were $15,000, or $.00 per diluted share, compared with $1.8 million, or $.19 per diluted share, for the same period in 2002. The sale of fixed maturities and write-downs from other than temporary declines in the fair value of securities contributed to realized investment losses during the first six months of 2002.

     As described in more detail in the table below, gross premiums written, net premiums written and earned for the six months ended June 30, 2003 declined by 19%, 19% and 15% respectively, when compared to the same period of 2002 as a result of the Company's previously announced decisions to cease writing aircraft business and to withdraw from operations in London. However, gross premiums written, net premiums written and net premiums earned from the Company's core segments (ocean marine, inland marine/fire and other liability) increased by 19%, 12% and 52%, respectively, in the first six months of 2003 over the same period of the prior year.


NYMAGIC Gross Premiums Written
    by Segment              Six months ended June 30,                Three months ended June 30,
----------------            ------------------------------------------------------------------------
                             2003         2002      Change           2003        2002     Change
                             -----------------------------------------------------------------------
                                                    (Dollars in thousands)

Ocean marine ...............$48,708     $41,886       16%          $26,610     $23,007       16%
Inland marine/fire............7,188       5,018       43%            3,462       2,344       48%
Other liability...............7,964       6,901       15%            3,703       3,737       (1%)
                             -----------------------------------------------------------------------
Subtotal...............      63,860      53,805       19%           33,775      29,088       16%
Aircraft..................... 2,709      28,149      (90%)           1,158      11,063      (90%)
MMO London...................   ---         319     (100%)             ---        (491)    (100%)
                             -----------------------------------------------------------------------
Total.......................$66,569     $82,273      (19%)         $34,933     $39,660      (12%)
                             =======================================================================

NYMAGIC Net Premiums Written
    by Segment              Six months ended June 30,                Three months ended June 30,
----------------            ------------------------------------------------------------------------
                             2003         2002      Change           2003        2002     Change
                             -----------------------------------------------------------------------
                                                    (Dollars in thousands)

Ocean marine ...............$35,678     $33,430        7%          $19,774     $19,852       --%
Inland marine/fire............2,123         971      119%            1,041         433      140%
Other liability.............. 7,318       5,874       25%            3,611       3,115       16%
                             -----------------------------------------------------------------------
Subtotal                     45,119      40,275       12%           24,426      23,400        4%
Aircraft..................... 1,605      17,559      (91%)             208       8,208      (97%)
MMO London...................   ---         113     (100%)             ---        (263)    (100%)
                             -----------------------------------------------------------------------
Total.......................$46,724     $57,947      (19%)         $24,634     $31,345      (21%)
                             =======================================================================









NYMAGIC Net Premiums Earned
    by Segment              Six months ended June 30,                Three months ended June 30,
----------------            ------------------------------------------------------------------------
                             2003         2002      Change           2003        2002     Change
                             -----------------------------------------------------------------------
                                                    (Dollars in thousands)

Ocean marine ...............$37,278     $27,158      37%           $21,785     15,438        41%
Inland marine/fire............1,866         910     105%               976        447       118%
Other liability...............7,674       2,646     190%             3,869      1,282       202%
                             -----------------------------------------------------------------------
Subtotal                     46,818      30,714      52%            26,630     17,167        55%
Aircraft..................    1,735      23,643     (93%)              227     12,335       (98%)
MMO London ..................  ----       2,887     (100%)              --        605      (100%)
                             -----------------------------------------------------------------------
Total.......................$48,553     $57,244      (15%)         $26,857    $30,107       (11%)
                             =======================================================================



      Premiums for each segment are as follows:


      o Ocean marine net premiums written and net premiums earned grew by 7% and 37%, respectively, during the first six months of 2003 when compared to the same period of the prior year. Increases in net premiums written primarily reflect higher ocean marine rates of approximately 10% overall with the largest rate increases occurring in the marine liability and hull classes. Contributing to the overall increase was additional production in the marine liability class notwithstanding the decrease in policy count in the hull class. Net premiums earned reflect the substantial rate increases and production increases achieved in the prior year, particularly in the drill rig class.
        The Company believes that net ocean marine premiums will increase throughout 2003, although there can be no assurance that this will occur, and rate increases obtained are expected to be substantially lower in 2003 than they were in 2002.


         The gross writings by class in the ocean marine segment are as follows:

                                     Six months ended June 30,          Three months ended June 30,
                                  -----------------------------------------------------------------------
                                  2003         2002      Change           2003        2002     Change
                                  -----------------------------------------------------------------------
                                                    (Dollars in thousands)

Ocean marine liability ...........$20,672     $15,759      31%            11,074       8,952      24%
Drill rig.....................      8,650       9,292      (7%)            4,999       6,080     (18%)
Hull..............................  9,490       8,764       8%             4,653       4,846      (4%)
War...............................  3,799       3,866      (2%)            1,694       1,654       2%
Cargo.....................          3,245       3,254     ---              1,802         995      81%
Other marine......................  2,852         951     200%             2,388         480     398%
                                  -----------------------------------------------------------------------
Total.............................$48,708     $41,886      16%           $26,610     $23,007      16%
                                  =======================================================================



      o Inland marine/fire net premiums written and earned increased by 119% and 105%, respectively, for the six months ended June 30, 2003 when compared to the same period of last year, largely due to the growth in the Company's underwriting program insuring excess and surplus lines property risks, improved pricing and higher net loss retention levels. Premiums are expected to increase in 2003 primarily due to improved pricing and higher net retention levels, although there is no assurance that they will do so.

       o Other liability net premiums written and earned rose by 25% and 190%, respectively, for the six months ended June 30, 2003 when compared to the same period of 2002 due to higher net loss retention levels and larger premium rates on policy renewals. Average rate increases achieved in 2003 were approximately 15%. Although additional production was achieved in the contractor's liability class, policy count was reduced to mitigate exposure in certain classes of errors and omission policies. Net premiums in the other liability line are expected to increase in 2003 due to firm premium rates and higher net loss retentions, although increases in premiums written are expected to be substantially lower in 2003 than they were in 2002.

       o Aircraft premiums have decreased substantially in 2003 as a result of the Company having ceased writing new aircraft policies subsequent to March 31, 2002.

       o MMO London premiums earned have decreased substantially in 2003 as the Company has not provided capacity (the ability to write premiums) to any Lloyd's syndicate for the 2002 underwriting year and subsequent years.



     Net losses and loss adjustment expenses incurred as a percentage of net premiums earned (the loss ratio) were 57.7% for the three months ended June 30, 2003 as compared to 64.5% for the same period of 2002. For the six months ended June 30, 2003, the loss ratio was 56.7% compared to 64.9% for the same period of the prior year. The Company recorded lower loss ratios in 2003 for both the ocean marine and other liability lines of business, which largely reflected the beneficial impact of increased rates in those lines and the absence of any catastrophe losses.

     During the first six months of 2003, there were no significant changes reported in the development of prior year's net loss reserves. The comparable period of 2002 was affected by net adverse development of $3.7 million resulting from reserves for uncollectible reinsurance.

     Policy acquisition costs as a percentage of net premiums earned for the three months ended June 30, 2003 were 20.4% as compared with 15.4% for the same period of the prior year. The same ratio was 19.9% for the six months ended June 30, 2003 as compared with 16.3% for the same period in 2002. Premiums earned in the first six months of the prior year reflected larger amounts of aircraft premiums which have a lower acquisition cost ratio than other lines of business. A large part of the aircraft premium written in 2002 reflected premium surcharges for terrorism coverage, which were recorded with a nominal processing charge.

     General and administrative expenses decreased by 10% to $9.6 million for the six months ended June 30, 2003 from $10.6 million for the same period of the prior year. The prior year's amount included $1.5 million in charges resulting from the reorganization of the Company's management structure and consisted primarily of severance payments to three of the Company's former executive officers. All expenses related to the reorganization were paid prior to June 30, 2003.

     Net investment income for the three months ended June 30, 2003 increased by 1% to $4.0 million from $3.9 million in the same period of the prior year. Net investment income for the six months ended June 30, 2003 decreased by 30% to $5.5 million from $7.9 million in the same period of the prior year. The increase in the second quarter of 2003 reflects approximately $3.0 million derived from investments in limited partnership hedge funds. The decrease in the first six months 2003 reflects a lower investment yield on the investment portfolio in 2003 as a result of a substantial position held by the Company in short-term investments. The relatively large level of short-term investments held was a direct result of the sale of a substantial amount of fixed maturity and equity security investments at the end of 2002. These sales were made in an effort to reposition the investment portfolio and the reinvestment of funds under the Company's investment strategy, which is expected to be fully implemented before year end 2003. Income derived from limited partnership hedge fund investments approximated $3.5 million for the six months ended June 30, 2003. The equity method of accounting is used to account for the Company's limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership hedge fund to results of operations. The Company started to invest in hedge funds in the fourth quarter of 2002. As of June 30, 2003 the Company's investment in limited partnership hedge funds amounted to approximately $67.0 million.

     Commission and other income increased to $1.4 million for the three months ended June 30, 2003 from $1.2 million for the same period in the prior year. Commission and other income increased to $1.8 million for the six months ended June 30, 2003 from $1.4 million for the same period in the prior year. The 2003 amounts reflect other income received from arbitration settlements. In the second quarter of 2003, an arbitration procedure was completed against a former pool member, Utica Mutual Insurance Company ("Utica"), which resulted in a payment to MMO of approximately $7.8 million. This amount represented Utica's funding requirement to the MMO pools. In addition, MMO was awarded interest of approximately $1 million on a pre-tax basis. In 2002, larger profit commissions were earned based upon the ceded results of aviation reinsurance treaties.

     Net realized investment gains were $10,000 for the three months ended June 30, 2003 as compared to net realized investment losses of $2.2 million for the same period of the prior year. Net realized investment losses were $23,000 for the six months ended June 30, 2003 as compared to $2.8 million for the same period of 2002. The sale of fixed maturities contributed to realized investment losses during the first six months of 2002. Write-downs from other than temporary declines in the fair value of securities amounted to $0 and $1.2 million for the six months ended June 30, 2003 and 2002, respectively.

     Total income taxes as a percentage of income before taxes increased to 34.7% during the first six months of 2003 from 29.6% for the same period of 2002. The increase in the percentage is principally the result of decreases in tax exempt income in the current year.

     Premiums and other receivables, net decreased to $17.8 million as of June 30, 2003 from $35.7 million as of December 31, 2002 as a result of smaller balances due from the pool managed by MMO. Favorable cash flows were recorded at MMO due in part to the previously mentioned arbitration settlement and smaller investment balances held.

     Reinsurance receivables, net decreased to $310.0 million as of June 30, 2003 from $326.4 million as of December 31, 2002 due mainly to incoming cash flows from reinsurance receivables on paid losses.

     Other liabilities decreased to $10.5 million as of June 30, 2003 from $15.7 million as of December 31, 2002 as a result of a decline in funds held on behalf of reinsurers.

Liquidity and Capital Resources

     Cash and total investments increased from $430.5 million at December
31, 2002 to $467.6 million at June 30, 2003, which included $282.1 million in cash and short-term investments. The amount of short-term investments held is a direct result of the sale of a substantial amount of fixed maturity and equity security investments at the end of 2002. These sales were made in an effort to reposition the investment portfolio. The reinvestment of funds under the Company's investment strategy is expected to be fully implemented by the end of 2003.

     Cash flows used in operating activities were $6.9 million for the six months ended June 30, 2003 as compared to cash flows provided from operating activities of $24.9 million for the same period in 2002. The 2003 amount reflects uses of cash flows of $40.4 million for trading portfolio activities and reflects cash flows received from a reduction in both reinsurance, premium and other receivables during the same period. Cash flows provided by investing activities in 2003 were then used to establish the Company's trading portfolio. The prior year operating activities reflected significant cash flows from aircraft premiums as a result of premium surcharges for terrorism coverage. A substantial portion of such cash flows provided from operating activities was then used in investing activities to purchase fixed maturities.

     In 2002, the Company entered into a credit agreement with an unaffiliated company. The interest rate on the loan and the loan balance were 3.9% and $6.2 million, respectively, as of December 31, 2002. On February 7, 2003, the Company repaid its entire loan balance outstanding to the bank following the sale of equity to Conning Capital Partners VI, L.P. ("Conning") on January 31, 2003. In this transaction, Conning acquired 400,000 investment units from the Company, each unit consisting of one share of the Company's common stock and an option to purchase an additional share of common stock from the Company. Conning paid $21.00 per unit resulting in $8.4 million in proceeds to the Company. The option exercise price was based on a formula contained in the Option Certificate (which was attached as an exhibit to the Company's current report on Form 8-K filed on February 4, 2003). The Company used common stock held in treasury to effect the transaction with Conning.

     The Company also repurchased 54,466 shares of its common stock in 2003 in order to effect common stock option exercises by employees. There were no common stock repurchases made at any time during 2002.

     On March 12, 2003, the Company declared a dividend of six (6) cents per share to shareholders of record on March 31, 2003, payable on April 8, 2003. On June 12, 2003, the Company declared a dividend of six (6) cents per share to shareholders of record on June 30, 2003, payable on July 8, 2003. The Company did not declare or pay a dividend at any time during 2002.

     During the first quarter of 2003, the Company granted options to purchase 20,000 shares of the Company's common stock to certain Directors, who are not officers of the Company, The exercise prices of the stock options were equal to the closing prices of the Company's stock on the New York Stock Exchange on the dates of the underlying stock grants.

     During the second quarter of 2003, the Company's wholly owned insurance subsidiary, New York Marine And General Insurance Company, requested and received approval from the State of New York Insurance Department to pay an extraordinary dividend of $5,000,000 to the Company.

Investments

The following table summarizes our investments at June 30, 2003 and December 31, 2002 at fair value:


                                                           June 30, 2003              December 31, 2002
                                                           -------------              -----------------

                                                                   ($000's, except percentages)
                                                           Amount       Percent     Amount        Percent
                                                          -------------------------------------------------

Fixed maturities:
    United States treasury securities                      $  9,151        2.0%      $  9,414       2.2%


    Collateralized  debt obligations                         40,398        8.6              0        0.0
    Municipal securities                                     17,356        3.7         21,066        4.9
    Other corporate securities                               51,677       11.1              0        0.0
                                                           ------------------------------------------------
Total fixed maturities                                      118,582       25.4         30,480        7.1
Short-term investments                                      281,623       60.3        355,804       82.8
                                                           ------------------------------------------------

Total fixed maturities and short-term investments           400,205       85.7        386,284       89.9
Hedge funds                                                  66,951       14.3         38,477        9.0
Equities                                                          0        0.0          4,729        1.1
                                                           ------------------------------------------------

 Total investment portfolio                                $467,156      100.0%      $429,490      100.0%
                                                           ========      ======      ========      ======

At June 30, 2003, 75.2% of the fair value of our fixed maturities and short-term investment portfolio was in obligations rated "Aa2" or better by Moody's or its equivalent S&P rating.

Unpaid losses and loss adjustment expenses

     Unpaid losses and loss adjustment expenses for each segment as of June 30, 2003 were as follows:

                                     Gross              Net
                                     ----------------------
                                           (in $000's)

Ocean Marine                         $188,882         $103,821
Inland marine/fire                     29,364            6,787
Other liability                        83,434           50,819
Aircraft                              217,671           48,819
---------------------------------------------------------------

Total                                $519,351         $210,246

     The process of establishing reserves for claims involves uncertainties and requires the use of informed estimates and judgments. Our estimates and judgments may be revised as claims develop and as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. There were no significant changes in assumptions made in the evaluation of loss reserves during 2003.

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

     As the Company invests more in limited partnership hedge funds in 2003 (14.3% of total investments as of June 30, 2003), the equity method of accounting for its limited partnership investments is now also considered a critical accounting policy. Under the equity method, the Company records all changes in the underlying value of the limited partnership to net investment income in results of operations.


Item 3.       Quantitative and Qualitative Disclosures About Market Risk

     The investment portfolio has exposure to market risks which include the effect on the portfolio of adverse changes in interest rates, credit quality and hedge fund investments. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Hedge fund risk includes the potential loss from the diminution in the value of the underlying investment of the hedge fund.

     Hedge fund investments are subject to various economic and market risks. The risks associated with hedge fund investments may be substantially greater than the risks associated with fixed income investments. Consequently, our hedge fund portfolio may be more volatile and the risk of loss greater than that associated with fixed income investments. As the Company invests a greater percentage of its investment portfolio in limited partnership hedge funds, there may also be a greater volatility associated with the Company's investment income. The Company has revised its investment policy and now limits the amount of hedge fund investments to the greater of 30% of invested assets or 50% of policyholders' surplus.

     The Company also seeks to mitigate market risk associated with its investment in hedge funds by maintaining a diversified portfolio of hedge fund investments. Diversification is achieved through the use of several investment managers employing a variety of different investment strategies in the underlying characteristics of the hedge fund. However, the Company is dependent upon these managers to obtain market prices for the underlying investments of the hedge funds. Some of these investments may be difficult to value and may differ from reported amounts. Furthermore, because the hedge funds in which we invest sometimes impose limitations (some as long as 90 days) on the timing of withdrawals from the funds, our inability to withdraw our investment quickly from a particular hedge fund that is performing poorly could result in losses and may affect liquidity in the hedge fund investments.

     As of June 30, 2003 the Company invested approximately $43.6 million in fixed maturities that are below investment grade securities with a concentration in investments rated BB by Standard and Poor's. The Company seeks to mitigate market risk associated with such investments by maintaining a diversified portfolio of such securities that limit the concentration in any one issuer. The largest single investment made by the Company in such securities amounted to 6% of the total amount invested in below investment grade securities.


Item 4.       Controls and Procedures

     As of the end of the period covered by this report, the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in allowing timely decisions regarding disclosure. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

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

          None

Item 3. - Defaults Upon Senior Securities

          None

Item 4. - Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Shareholders on May 29, 2003. The following matters were voted upon by the Company's shareholders:


1. Directors. The following persons were elected as Directors of the Board of Directors, each to hold office until the next Annual Meeting of Shareholders to be held in 2004.



                                      Total votes for      Total votes withheld
                                      each Director        for each Director
                                      -------------        -----------------
       John R. Anderson               8,795,518               10,874
       Glenn J. Angiolillo            8,795,518               10,874
       John T. Baily                  8,795,518               10,874
       John N. Blackman, Jr.          7,916,668              889,724
       Mark W. Blackman               7,911,168              895,224
       A. George Kallop               8,795,518               10,874
       William J. Michaelcheck        7,911,168              895,224
       William D. Shaw Jr.            7,980,447              825,945
       Robert G. Simses               8,688,237              118,155
       George R. Trumbull, III        8,795,518               10,874
       Glenn R. Yanoff                8,087,728              718,664
       David W. Young                 8,688,237              118,155




2) Election of Independent Public Accountants. KPMG LLP were elected as the Company's independent public accountants for the current fiscal year of the Company.


                 FOR                  AGAINST                ABSTAIN
                 ---                  -------                -------
                 8,801,662            4,630                  100


Item 5. - Other Information

          On May 22, 2003, George R. Trumbull, III, Chairman and Chief Executive Officer of the Company was appointed Chairman of Select Re, a Bermuda reinsurance company, which is not affiliated with the Company. The Company and Select Re do not transact any amount of business with each other.

Item 6. - Exhibits and Reports on Form 8-K

(a)    Exhibits

     9.1 Voting Agreement among Mariner Partners, Inc. and certain stockholders of the Company dated as of February 20, 2002, as amended March 1, 2002 (incorporated by reference to Exhibit 99.1 to the Schedule 13D filed by Mariner Partners, Inc and the other reporting persons named therein on March 4, 2002)

     9.2 Amendment No. 2 dated as of January 27, 2003 to Voting Agreement among Mariner Partners, Inc. and certain stockholders of the Company (incorporated by reference to Exhibit 99.2 to the Schedule 13D/A filed by Mariner Partners, Inc and the other reporting persons named therein on April 10, 2003)

     9.3 Amendment No. 3 dated as of March 12, 2003, to Voting Agreement among Mariner Partners, Inc. and certain stockholders of the Company (incorporated by reference to Exhibit 99.3 to the Schedule 13D/A filed by Mariner Partners, Inc. and the other reporting persons named therein on April 10, 2003.)

     10.1 Resolutions of the Board of Directors of the Company's subsidiary, New York Marine and General Insurance Company, adopted July 18, 2002, committing not to pay dividends to the Company without the consent of the New York State Department of Insurance prior to July 31, 2004.

     10.2 Resolutions of the Board of Directors of the Company's subsidiary, Gotham Insurance Company, adopted July 18, 2002, committing not to pay dividends to the Company without the consent of the New York State Department of Insurance prior to July 31, 2004.

     10.3 Agreement and General Release dated June 27, 2002 between the Company's former Chairman and CEO, Robert W. Bailey, and the Company, setting forth the terms of Mr. Bailey's separation from the Company.

     10.4 Form of Release between Mr. Davis and the Company dated July 17, 2002 in which Mr. Davis releases the Company from certain claims.

     10.5 Agreement and General Release dated August 26, 2002 between the Company's former Vice President and General Counsel, Paula-Jane Seidman, setting forth the terms of Ms. Seidman's separation from the Company.

     31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley
     Act of 2002

     31.2  Certification pursuant to Section 302 of the Sarbanes-Oxley
     Act of 2002

     32.1  Certification pursuant to Section 906 of the Sarbanes-Oxley
     Act of 2002

     32.2  Certification pursuant to Section 906 of the Sarbanes-Oxley
     Act of 2002


(b) Reports on Form 8-K

     A current report on Form 8-K was filed on May 16, 2003, under Items 9 and 12, incorporating by reference the Company's press release setting forth our first-quarter 2003 financial results.

     A current report on Form 8-K was filed on June 13, 2003, under Items 9 and 12, incorporating by reference the Company's press release concerning the declaration of a dividend.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            NYMAGIC, INC.
                                            (Registrant)


Date:       August 14, 2003                 /s/  George R. Trumbull III
        ----------------------              ---------------------------
                                            George R. Trumbull III
                                            Chairman and Chief Executive Officer

Date:       August 14, 2003                 /s/ Thomas J. Iacopelli
        ----------------------              -----------------------
                                            Thomas J. Iacopelli
                                            Chief Financial Officer