Form 10-Q/A
period 2003-06-30
NYMAGIC INC
filed 2003-09-23
CIK 847431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended                         June 30, 2003
                              --------------------------------------------------

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

            919 Third Avenue, 10th Floor, New York, New York 10022
--------------------------------------------------------------------------------
         (Address of principal executive offices, including zip code)

                                (212) 551-0600
             (Registrant's telephone number, including area code)

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

EXPLANATORY NOTE

     This quarterly report on Form 10-Q/A amends and restates Part II - Item 6 of the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2003 to add an additional exhibit. Registrant's original quarterly report on Form 10-Q for the quarter ended June 30, 2003 was filed on August 14, 2003.

Part II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

(a)  Exhibits

     9.1 Voting Agreement among Mariner Partners, Inc. and certain stockholders of the Company dated as of February 20, 2002, as amended March 1, 2002 (incorporated by reference to Exhibit 99.1 to the Schedule 13D filed by Mariner Partners, Inc. and the other reporting persons named therein on March 4, 2002).

     9.2 Amendment No. 2 dated as of January 27, 2003 to Voting Agreement among Mariner Partners, Inc. and certain stockholders of the Company (incorporated by reference to Exhibit 99.2 to the Schedule 13D/A filed by Mariner Partners, Inc. and the other reporting persons named therein on April 10, 2003).

     9.3 Amendment No. 3 dated as of March 12, 2003, to Voting Agreement among Mariner Partners, Inc. and certain stockholders of the Company (incorporated by reference to Exhibit 99.3 to the Schedule 13D/A filed by Mariner Partners, Inc. and the other reporting persons named therein on April 10, 2003).

     10.1 Resolutions of the Board of Directors of the Company's subsidiary, New York Marine and General Insurance Company, adopted July 18, 2002, committing not to pay dividends to the Company without the consent of the New York State Department of Insurance prior to July 31, 2004 (filed as
     Exhibit 10.1 to registrant's original Form 10-Q for the quarter ended June 30, 2003).

     10.2 Resolutions of the Board of Directors of the Company's subsidiary, Gotham Insurance Company, adopted July 18, 2002, committing not to pay dividends to the Company without the consent of the New York State Department of Insurance prior to July 31, 2004 (filed as Exhibit 10.2 to registrant's original Form 10-Q for the quarter ended June 30, 2003).

     10.3 Agreement and General Release dated June 27, 2002 between the Company's former Chairman and CEO, Robert W. Bailey, and the Company, setting forth the terms of Mr. Bailey's separation from the Company (filed as Exhibit 10.3 to registrant's original Form 10-Q for the quarter ended June 30, 2003).

     10.4 Form of Release between Mr. Davis and the Company dated July 17, 2002 in which Mr. Davis releases the Company from certain claims (filed as Exhibit 10.4 to registrant's original Form 10-Q for the quarter ended June 30, 2003).

     10.5 Agreement and General Release dated August 26, 2002 between the Company's former Vice President and General Counsel, Paula-Jane Seidman, setting forth the terms of Ms. Seidman's separation from the Company (filed as Exhibit 10.5 to registrant's original Form 10-Q for the quarter ended June 30, 2003).

     10.6 Amended and Restated Investment Management Agreement between Mariner Partners, Inc. and NYMAGIC, Inc., New York Marine and General Insurance Company and Gotham Insurance Company dated as of December 6, 2002.

     31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1 to registrant's original Form 10-Q for the quarter ended June 30, 2003).

     31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.2 to registrant's original Form 10-Q for the quarter ended June 30, 2003).

     32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1 to registrant's original Form 10-Q for the quarter ended June 30, 2003).

     32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.2 to registrant's original Form 10-Q for the quarter ended June 30, 2003).

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


                                        NYMAGIC, INC.
                                        (Registrant)


Date:     September 23, 2003            /s/ George R. Trumbull
                                        ---------------------------------------
                                        George R. Trumbull III
                                        Chairman and Chief Executive Officer

Date:     September 23, 2003            /s/ Thomas J. Iacopelli
                                        ---------------------------------------
                                        Thomas J. Iacopelli
                                        Chief Financial Officer