Form 10-Q
period 2003-09-30
NYMAGIC INC
filed 2003-11-14
CIK 847431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended                 September 30, 2003
                              --------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period Ended
                                            ------------------------------------

Commission file number                          1-11238
                         -------------------------------------------------------

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

                   919 Third Avenue, New York, New York 10022
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (212)551-0600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X          No
   ---------------     -------------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                  No      X
   --------------      -------------



     On November 1, 2003 there were 9,706,498 shares of the registrant's common stock, $1.00 par value, outstanding.

                           Forward-Looking Statements

         This report contains certain forward-looking statements concerning the Company's operations, economic performance and financial condition, including, in particular, the likelihood of the Company's success in developing and expanding its business. Any forward-looking statements concerning the Company's operations, economic performance and financial condition contained herein, including statements related to the outlook for the Company's performance in 2003 and beyond, are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based upon a number of assumptions and estimates which inherently are subject to uncertainties and contingencies, many of which are beyond the control of the Company. Some of these assumptions may not materialize and unanticipated events may occur which could cause actual results to differ materially from such statements. These include, but are not limited to, the cyclical nature of the insurance and reinsurance industry, premium rates, the estimation of loss reserves and loss reserve development, the uncertainty surrounding the loss amounts related to the attacks of September 11, 2001, the occurrence and effects of wars and acts of terrorism, net loss retention, the effect of competition, the ability to collect reinsurance receivables, the availability and cost of reinsurance, the ability to pay dividends, regulatory changes, and changes in the ratings assigned to the Company by rating agencies, failure to retain key personnel and the possibility that our relationship with Mariner could terminate or change and the fact that ownership of our common stock is consolidated among a few major shareholders, and is subject to the voting agreement. These risks could cause actual results for the 2003 year and beyond to differ materially from those expressed in any forward-looking statements made. The Company undertakes no obligation to update publicly or revise any forward-looking statements made.

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

                                  NYMAGIC, INC.
                                      INDEX
                                                                        Page No.
Part I.  Financial Information

       Item 1.   Financial Statements

       Consolidated Balance Sheets
         September 30, 2003 and December 31, 2002                             2

       Consolidated Statements of Income
         Nine months ended September 30, 2003 and                             3
         September 30, 2002

       Consolidated Statements of Income
         Three months ended September 30, 2003 and                            4
         September 30, 2002

       Consolidated Statements of Cash Flows                                  5
         Nine months ended September 30, 2003 and
         September 30, 2002

       Notes to Consolidated Financial Statements                             6

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          12

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk   19

       Item 4.  Controls and Procedures                                      20

Part II. Other Information

       Item 1.  Legal Proceedings                                            21

       Item 2.  Changes in Securities and Use of Proceeds                    21

       Item 3.  Defaults Upon Senior Securities                              21

       Item 4.  Submission of Matters to a Vote of Security Holders          21

       Item 5.  Other Information                                            21

       Item 6.  Exhibits and Reports on Form 8-K                             21



                                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                NYMAGIC, INC.
                                         CONSOLIDATED BALANCE SHEETS
                                                 (unaudited)

                                                                          September 30,           December 31,
                                                                          ------------------------------------
                                                                             2003                     2002
                                                                             ----                     ----
                                            ASSETS
Investments:
   Fixed maturities:
       Available for sale at fair value
         (amortized cost $90,076,386 and $29,923,407)                      $90,842,504             $30,480,249
       Trading at fair value (cost $115,277,722 and $0)                    118,809,059                     ---
   Equity securities available for sale at fair value
     (cost $0 and $4,728,485)                                                       ---               4,728,485
   Limited partnership hedge funds at equity
     (cost $77,500,000 and $37,500,000)                                     83,153,168              38,477,219
   Short-term investments (at cost which approximates fair value)          157,698,490             355,803,960
                                                                          ------------            ------------
    Total investments                                                      450,503,221             429,489,913
                                                                          ------------            ------------
Cash                                                                         3,214,242                 980,109
Accrued investment income                                                    2,321,289                 391,949
Premiums and other receivables, net                                         18,047,509              35,690,128
Receivable for securities sold                                              52,454,281                     ---
Reinsurance receivables on unpaid losses, net                              285,259,434             307,023,114
Reinsurance receivables on paid losses, net                                  1,683,735              19,399,226
Deferred policy acquisition costs                                            7,561,972               7,708,186
Prepaid reinsurance premiums                                                13,082,073               6,397,405
Deferred income taxes                                                       10,932,983              12,000,806
Property, improvements and equipment, net                                    2,932,751                 731,406
Other assets                                                                 3,454,973               4,194,725
                                                                          ------------            ------------
    Total assets                                                          $851,448,463            $824,006,967
                                                                          ============            ============

                                            LIABILITIES
Unpaid losses and loss adjustment expenses                                $524,305,847            $516,002,310
Reserve for unearned premiums                                               51,295,662              45,399,375
Ceded reinsurance payable                                                   21,662,061              19,718,427
Notes payable                                                                      ---               6,219,953
Other liabilities                                                           13,533,960              15,714,152
Dividends payable                                                              582,390                     ---
                                                                           -----------             -----------
    Total liabilities                                                      611,379,920             603,054,217
                                                                           -----------             -----------

                                            SHAREHOLDERS' EQUITY
Common stock                                                                15,261,140              15,158,324
Paid-in capital                                                             35,044,853              30,206,370
Accumulated other comprehensive income                                         497,977                 361,947
Retained earnings                                                          235,425,746             224,364,808
                                                                          ------------            ------------
                                                                           286,229,716             270,091,449
Treasury stock, at cost,
    5,554,642 and 5,855,826 shares                                         (46,161,173)            (49,138,699)
                                                                          -------------           -------------

    Total shareholders' equity                                             240,068,543             220,952,750
                                                                          -------------           -------------
    Total liabilities and shareholders' equity                            $851,448,463            $824,006,967
                                                                          =============           =============


           The accompanying notes are an integral part of these consolidated financial statements.



                                                 NYMAGIC, INC.
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                  (unaudited)

                                                                           Nine months ended September 30,
                                                                           -------------------------------
                                                                               2003               2002
                                                                               ----               ----

Revenues:

Net premiums earned                                                        $69,946,951         $84,989,873
Net investment income                                                       15,324,212          11,790,742
Net realized investment gains (losses)                                         531,520          (3,898,489)
Commission and other income                                                  1,767,008           1,458,932
                                                                          ------------         -----------

         Total revenues                                                     87,569,691          94,341,058
                                                                          ------------         -----------

Expenses:

Net losses and loss adjustment expenses incurred                            40,274,744          54,297,843
Policy acquisition expenses                                                 13,436,684          13,533,120
General and administrative expenses                                         14,205,613          14,953,853
                                                                            ----------         -----------

         Total expenses                                                     67,917,041          82,784,816
                                                                            ----------         -----------

Income before income taxes                                                  19,652,650          11,556,242
                                                                            ----------         -----------
Income taxes:
     Current                                                                 5,849,966           2,318,868
     Deferred                                                                  994,576           1,108,447
                                                                            ----------         -----------
         Total income tax expense                                            6,844,542           3,427,315
                                                                            ----------         -----------

     Net income                                                           $ 12,808,108         $ 8,128,927
                                                                          ============         ===========

Weighted average shares of common stock outstanding-basic                    9,661,692           9,274,350

     Basic earnings per share                                             $       1.33         $       .88
                                                                          ============         ===========

Weighted average shares of common stock outstanding-diluted                  9,788,880           9,288,443

     Diluted earnings per share                                           $       1.31         $       .88
                                                                          ============         ===========

     Dividends declared per share                                         $        .18         $       .00
                                                                          ============         ===========


            The accompanying notes are an integral part of these consolidated financial statements.




                                                 NYMAGIC, INC.
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                  (unaudited)

                                                                            Three months ended September 30,
                                                                            --------------------------------
                                                                              2003                   2002
                                                                              ----                   ----

Revenues:

Net premiums earned                                                        $21,393,649             $27,746,042
Net investment income                                                        9,835,425               3,900,037
Net realized investment gains (losses)                                         554,333              (1,127,096)
Commission and other income                                                     12,289                  83,532
                                                                          ------------             -----------

         Total revenues                                                     31,795,696              30,602,515
                                                                          ------------             -----------

Expenses:

Net losses and loss adjustment expenses incurred                            12,752,793              17,175,068
Policy acquisition expenses                                                  3,766,965               4,229,756
General and administrative expenses                                          4,639,691               4,321,894
                                                                          ------------             -----------

         Total expenses                                                     21,159,449              25,726,718
                                                                          ------------             -----------

Income before income taxes                                                  10,636,247               4,875,797
                                                                          ------------             -----------
Income taxes:
     Current                                                                 3,305,318                 379,405
     Deferred                                                                  409,777               1,073,780
                                                                          ------------             -----------
         Total income tax expense                                            3,715,095               1,453,185
                                                                          ------------             -----------

     Net income                                                            $ 6,921,152             $ 3,422,612
                                                                          ============             ===========

Weighted average shares of common stock outstanding-basic                    9,706,498               9,276,398

     Basic earnings per share                                              $       .71             $       .37
                                                                          ============             ===========
Weighted average shares of common stock outstanding-diluted                  9,873,245               9,280,532

     Diluted earnings per share                                            $       .70             $       .37
                                                                          ============             ===========

     Dividends declared per share                                          $       .06             $       .00
                                                                          ============             ===========


           The accompanying notes are an integral part of these consolidated financial statements.




                                               NYMAGIC, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (unaudited)

                                                                            Nine months ended September 30,
                                                                            -------------------------------
                                                                               2003                 2002
                                                                               ----                 ----

Cash flows from operating activities:
     Net income                                                           $ 12,808,108        $  8,128,927
                                                                          ------------        ------------
     Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
     Provision for deferred taxes                                              994,576           1,108,447
     Net realized investment (gains) losses                                   (531,520)          3,898,489
     Equity in earnings of limited partnership hedge funds                  (4,901,198)                ---
     Net bond amortization                                                     425,165           1,350,268
     Depreciation and other, net                                               302,075             303,870
     Trading portfolio activities                                         (115,893,055)                ---
     Changes in:
     Premiums and other receivables                                         17,642,619          25,029,200
     Reinsurance receivables paid and unpaid                                39,479,171          21,027,528
     Ceded reinsurance payable                                               1,943,634             856,876
     Accrued investment income                                              (1,929,340)            565,974
     Deferred policy acquisition costs                                         146,214            (510,800)
     Prepaid reinsurance premiums                                           (6,684,668)         10,700,586
     Receivable for securities sold                                        (52,454,281)                ---
     Other assets                                                              739,752           2,533,113
     Unpaid losses and loss adjustment expenses                              8,303,537         (11,942,652)
     Reserve for unearned premiums                                           5,896,287         (11,004,470)
     Other liabilities                                                      (2,180,192)          1,670,203
     Other                                                                         ---            (708,380)
                                                                          ------------          ----------
         Total adjustments                                                (108,701,224)         44,878,252
                                                                          ------------          ----------
Net cash (used in) provided by operating activities                        (95,893,116)         53,007,179
                                                                          ------------          ----------

Cash flows from investing activities:
     Fixed maturities acquired                                            (126,201,135)       (120,723,918)
     Equity securities acquired                                                    ---         (10,396,157)
     Limited partnership hedge funds acquired                              (53,750,000)                ---
     Fixed maturities matured                                                2,810,000           5,279,820
     Fixed maturities sold                                                  59,610,423          66,097,863
     Equity securities sold                                                  4,658,759          34,091,876
     Limited partnership hedge funds sold                                   13,975,249                 ---
     Net sale (purchase) of short-term investments                         198,993,281         (32,934,826)
     Acquisition of property, improvements and equipment                    (2,503,420)            (19,865)
                                                                          ------------         -----------
Net cash provided by (used in) investing activities                         97,593,157         (58,605,207)
                                                                          ------------         -----------
Cash flows from financing activities:
     Proceeds from stock issuance and other                                  1,726,544             134,863
     Net sale of treasury stock                                              6,192,281                 ---
     Cash dividends paid                                                    (1,164,780)                ---
     Proceeds from borrowing                                                       ---           9,071,540
     Loan principal repayments                                              (6,219,953)         (5,750,000)
                                                                          ------------         -----------
Net cash provided by financing activities                                      534,092           3,456,403
                                                                          ------------         -----------
Net increase (decrease) in cash                                              2,234,133          (2,141,625)
Cash at beginning of period                                                    980,109           2,881,077
                                                                          ------------         -----------
Cash at end of period                                                     $  3,214,242           $ 739,452
                                                                          ============         ===========
Supplemental disclosures:
Interest paid                                                             $     25,652           $ 242,579
Federal income tax payment                                                $  2,248,652           $       0


           The accompanying notes are an integral part of these consolidated financial statements.



                                 NYMAGIC, INC.

                  Notes to Consolidated Financial Statements
                            September 2003 and 2002

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

2) The Company's subsidiaries include two insurance companies and three insurance agencies. These subsidiaries underwrite commercial insurance in four major lines of business. The Company considers ocean marine, inland marine/fire, other liability and aircraft as appropriate segments for purposes of evaluating the Company's overall performance; however, the Company ceased writing any new policies covering aircraft risks as of March 31, 2002. The fifth segment is MMO London, which includes the operations of MMO UK, Ltd. ("MMO UK"), a corporate member of Lloyd's of London ("Lloyd's"), and its holding company MMO EU, Ltd. ("MMO EU"). Since January 1, 2002, MMO UK has not provided capacity to any Lloyd's syndicate.

     The financial information by segment is as follows:


                                                         Nine Months Ended September 30,
                                        ------------------------------------------------------------------
                                                         2003                       2002
                                        ------------------------------------------------------------------
                                                                 (in thousands)

                                                           Income                              Income
                                          Revenues         (Loss)             Revenues         (Loss)
                                        ------------------------------------------------------------------

Ocean marine                                $52,912        $14,799           $43,075         $8,110
Inland marine/fire                            2,942            570             1,521            134
Other liability                              11,512           (666)            3,725         (2,380)
Aircraft                                      2,688          1,639            33,839         12,649
MMO London                                      ---            ---             4,159            (25)
----------------------------------------------------------------------------------------------------------
                  Subtotal                   70,054         16,342            86,319         18,488

Net investment income                        15,324         15,324            11,791         11,791
Net realized investment gains (losses)          532            532            (3,899)        (3,899)
Other income                                  1,660          1,660               130            130
General and administrative expenses             ---        (14,205)              ---        (14,954)
Income tax expense                              ---         (6,845)              ---         (3,427)
----------------------------------------------------------------------------------------------------------

         Total                              $87,570        $12,808           $94,341         $8,129
         -------------------------------------------------------------------------------------------------






                                                 NYMAGIC, INC.
                                  Notes to Consolidated Financial Statements
                                            September 2003 and 2002


                                                        Three Months Ended September 30,
                                        ------------------------------------------------------------------
                                                         2003                       2002
                                        ------------------------------------------------------------------
                                                                  (in thousands)

                                                           Income                              Income
                                          Revenues         (Loss)             Revenues         (Loss)
                                        ------------------------------------------------------------------

Ocean marine                                $15,455         $3,918           $15,616         $2,817
Inland marine/fire                            1,077            463               611             23
Other liability                               3,838           (409)            1,080           (639)
Aircraft                                      1,026            904             9,193          4,142
MMO London                                      ---            ---             1,273             26
----------------------------------------------------------------------------------------------------------
                  Subtotal                   21,396          4,876            27,773          6,369

Net investment income                         9,835          9,835             3,900          3,900
Net realized investment gains (losses)          554            554            (1,127)        (1,127)
Other income                                     11             11                57             56
General and administrative expenses             ---         (4,640)              ---         (4,322)
Income tax expense                              ---         (3,715)              ---         (1,453)
----------------------------------------------------------------------------------------------------------

         Total                              $31,796         $6,921           $30,603         $3,423
         -------------------------------------------------------------------------------------------------







                                                 NYMAGIC, INC.
                                  Notes to Consolidated Financial Statements
                                            September 2003 and 2002

3) The Company's comparative comprehensive income is as follows:

                                                          Nine months ended          Three months ended
                                                              September 30,            September 30,
                                                          -----------------------------------------------
                                                             2003       2002          2003         2002
                                                             ----       ----          -----        ----
                                                                          (in thousands)


 Net income                                                $12,808      $8,129        $6,921       $3,423
 Other comprehensive income, net of tax:
    Unrealized gains on securities, net of
       deferred tax expense of
       $(259), $(289), $(196) and $(466)                       481         537           364          865
    Less: reclassification adjustment for
       gains (losses) realized in net income, net of
       deferred tax (expense) benefit of
       $(186), $1,364, $(194) and $394                         345      (2,534)          360         (733)

    Foreign currency translation adjustment                    ---        (708)          ---         (511)
                                                           -------     -------        ------       ------
    Other comprehensive income                                 136       2,363             4        1,087
                                                           -------     -------        ------       ------

 Total comprehensive income                                $12,944     $10,492        $6,925       $4,510
                                                           =======     =======        ======       ======



4) As of September 30, 2003, the Company has two stock-based employee compensation plans. Awards under the Company's plans vest over periods ranging from three to five years. Effective January 1, 2003 the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), prospectively to all employee awards granted, modified or settled after January 1, 2003. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123, which includes awards issued after December 15, 1994. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations. Under APB 25, the Company recorded the difference, if any, between the exercise price of the Company's stock options and the market price of the underlying stock on the date of grant as an expense over the vesting period of the option. The adoption of SFAS 123 did not have a significant impact on the Company's results of operations, financial condition or liquidity.

                                 NYMAGIC, INC.
                  Notes to Consolidated Financial Statements
                            September 2003 and 2002

         The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:


                                                    Nine months ended           Three months ended
                                                    -----------------           ------------------
                                                      September 30,                September 30,
                                                      -------------                -------------
                                                    2003         2002            2003          2002
                                                    ----         ----            ----          ----
                                                           (in thousands except per share data)

Net income, as reported                           $12,808      $8,129           $6,921        $3,423
Add: Stock based employee
   compensation expense included in
   reported net income, net of related
   tax effects                                         14          11               10             4
Deduct: Total stock-based employee
   compensation expense determined
   under the fair value based method for all
   awards, net of related tax effects                (268)        (66)             (89)          (22)
                                                  -------      ------           ------        ------

Pro forma net income                              $12,554      $8,074           $6,842        $3,405
                                                  =======      ======           ======        ======


Earnings per share:


Basic EPS - as reported                             $1.33        $.88             $.71          $.37
Basic EPS - pro forma                               $1.30        $.87             $.70          $.37

Diluted EPS - as reported                           $1.31        $.88             $.70          $.37
Diluted EPS - pro forma                             $1.28        $.87             $.69          $.37


5)   Related party transactions

As of September 30, 2003 the Company invested $12.7 million in limited partnership hedge funds which are managed by Mariner Partners Inc. ("Mariner"), an investment management company of which William J. Michaelcheck, a Director of the Company, is Chairman and Chief Executive Officer. Mr. Michaelcheck owns a majority of the stock of Mariner. The Company entered into an investment management agreement with Mariner effective October 1, 2002, which was amended and restated on December 6, 2002. Under the terms of the agreement, Mariner manages the Company's investment portfolios. Pursuant to a voting agreement between Mariner and certain of the Company's shareholders, Mariner, with the approval of two of the three participating shareholders, is authorized to vote all of the common shares covered by the voting agreement, which is approximately 56% of the Company's issued and outstanding shares of common stock as of September 30, 2003. Investment fees incurred under the investment agreement with Mariner were $1,229,335 for the nine months ended September 30, 2003.

                                  NYMAGIC, INC.
                   Notes to Consolidated Financial Statements
                             September 2003 and 2002


The Company entered into a limited partnership agreement with a Mariner affiliated company relating to a hedge fund. This hedge fund invests in collateralized debt obligations("CDOs"). Under the provisions of the agreement, the Mariner affiliated company is entitled to 50% of the net profit realized upon the sale of certain CDOs held by the Company outside the limited partnership. Based upon the fair value of those securities at September 30, 2003, amounts that the Company would owe to the Mariner affiliated company under this agreement if such securities were sold would be $1.8 million. The partnership agreement also provides for other fees payable to the manager based upon the operations of the hedge fund. There were no other fees incurred through September 30, 2003. On October 23, 2003, the Company made an investment of $7.0 million into this limited partnership hedge fund. The Company cannot withdraw funds from this limited partnership for a minimum period of three years without the consent of the hedge fund manager.

6) Securities lending

The Company maintains a securities lending agreement with Bear, Stearns Securities Corp. (the "borrower") whereby certain securities from its portfolio are loaned to the borrower for short periods of time. The agreement sets forth the terms and conditions under which the Company may, from time to time, lend to the borrower, against a pledge of restricted collateral, securities held in custody for the Company by Custodial Trust Company, an affiliate of the borrower. The Company receives restricted collateral from the borrower generally equal to at least the fair value of the loaned securities plus accrued interest. The loaned securities remain a recorded asset of the Company. At September 30, 2003, the Company had loaned securities with a fair value of $5,162,688 and held collateral related to these loaned securities of $5,316,733. There were no loan positions outstanding as of December 31, 2002.

7) Trading portfolio

The Company maintains a trading portfolio for certain of its fixed maturity investments, which it established during the second quarter of 2003. The trading securities are likely to be held for short periods of time. These investments are marked to market with the change recognized in net investment income during the current period. The trading portfolio at September 30, 2003 consisted of CDOs, although other types of investments were included by the Company within the trading portfolio during 2003. All CDOs were either new issues or private placements. The fair value of each CDO is provided by dealers and is determined by pricing models that consider, among other assumptions, the present value of the underlying CDO's cash flows. Alternative assumptions about recovery rates, however, could lead to different cash flows which could materially effect valuation levels. The markets for these types of securities can be illiquid and, therefore, the price obtained from dealers in these securities is subject to change depending upon the underlying market conditions of these securities, including the potential for downgrades or defaults on the underlying collateral of the security. The excess of fair value over the cost of the trading account securities was recorded in net investment income and amounted to $3.5 million at September 30, 2003.

8) Limited partnership hedge funds

The Company's investments in limited partnership hedge funds include interests in limited partnerships and limited liability companies. The equity method of accounting is used to account for the Company's limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership hedge fund to net investment income in results of operations.

Hedge fund investments are subject to various economic and market risks. The risks associated with hedge fund investments may be substantially greater than the risks associated with fixed income investments. Consequently, our hedge fund portfolio may be more volatile, and the risk of loss greater, than that associated with fixed income investments. As the Company invests a greater percentage of its investment portfolio in limited partnership hedge funds, there may also be a greater volatility associated with the Company's investment income. Each of the insurance company subsidiaries has revised its investment policy and now limits the amount of hedge fund investments to the greater of 30% of invested assets or 50% of policyholders' surplus.

The Company also seeks to mitigate market risk associated with its investments in hedge funds by maintaining a diversified portfolio of hedge fund investments. Diversification is achieved through the use of several investment managers employing a variety of different investment strategies in determining the underlying characteristics of their hedge funds. The Company is dependent upon these managers to obtain market prices for the underlying investments of the hedge funds. Some of these investments may be difficult to value and actual values may differ from reported amounts. Furthermore, because the hedge funds in which we invest sometimes impose limitations on the timing of withdrawals from the hedge funds (most are within 90 days), our inability to withdraw our investment quickly from a particular hedge fund that is performing poorly could result in losses and may affect liquidity in the hedge fund investments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Description of Business

         NYMAGIC, INC., a New York corporation (the "Company" or "NYMAGIC"), is a holding company which owns and operates insurance companies, risk bearing entities and insurance underwriters and managers.


         The Company's two insurance subsidiaries, New York Marine And General Insurance Company ("New York Marine") and Gotham Insurance Company ("Gotham"), each maintains a rating of "A" (Excellent) from A.M. Best Company. This is the third highest of fifteen rating levels in A.M. Best's classification system. The Company's insureds rely on ratings issued by rating agencies. Any adverse change in the ratings assigned to New York Marine or Gotham may adversely impact their ability to write premiums.

         The Company specializes in underwriting ocean marine, inland marine/fire and other liability insurance through insurance pools managed by the Company's insurance underwriters and managers, Mutual Marine Office, Inc., Pacific Mutual Marine Office, Inc. and Mutual Marine Office of the Midwest, Inc. (collectively referred to as "MMO"). The original members of the pools were insurance companies that were not affiliated with the Company. Several years later, New York Marine and Gotham joined the pools. Over the years, New York Marine and Gotham steadily increased their participation in the pools, while the unaffiliated insurance companies reduced their participation or withdrew from the pools entirely. Since January 1, 1997, New York Marine and Gotham have been the only members of the pools, and therefore we now write 100% of all of the business produced by the pools.

         In prior years, the Company issued policies covering aircraft insurance; however, the Company has ceased writing any new policies covering aircraft risks as of March 31, 2002. The Company decided to exit the commercial aviation insurance business because it is highly competitive, generated underwriting losses for most years during the 1990s and is highly dependent on the purchase of substantial amounts of reinsurance, which became increasingly expensive after the events of September 11, 2001. This decision has enabled the Company to concentrate on its core lines of business, which include ocean marine, inland marine/fire and other liability.

         From 1998 to 2001, the Company provided capacity, or the ability to underwrite a certain amount of business, to certain syndicates within Lloyd's through MMO UK, a wholly owned limited liability corporate capital vehicle. Lloyd's is currently rated "A-" (Excellent), which is the fourth highest rating level in A.M. Best's classification system. MMO UK, Ltd., as a corporate member of Lloyd's, is not separately rated. Since January 1, 2002, MMO UK has not provided capacity to any Lloyd's syndicate.

Results of Operations

         Total revenues for the third quarter ended September 30, 2003 totaled $31.8 million compared with $30.6 million for the third quarter of 2002. Total revenues for the nine months ended September 30, 2003 totaled $87.6 million compared with $94.3 million for the nine months ended September 30, 2002.

         Net income for the third quarter ended September 30, 2003 totaled $6.9 million, or $.70 per diluted share, compared with $3.4 million, or $.37 per diluted share, for the third quarter of 2002. Net income for the nine months ended September 30, 2003 totaled $12.8 million, or $1.31 per diluted share, compared with $8.1 million, or $.88 per diluted share, for the nine months ended September 30, 2002. Increases in net income resulted primarily from increases in net investment income and premiums earned in the Company's core segments of business.

         Net realized investment gains after taxes in the third quarter of 2003 were $360,000, or $.04 per diluted share, compared with net realized investment losses after taxes of $733,000, or $.08 per diluted share, for the same period in 2002. Net realized investment gains after taxes for the nine months ended September 30, 2003 were $345,000, or $.04 per diluted share, compared with net realized investment losses after taxes of $2.5 million, or $.27 per diluted share, for the same period in 2002. The sale of equity securities and write-downs from other than temporary declines in the fair value of securities contributed to realized investment losses during the first nine months of 2002.

         As described in more detail in the table below, gross premiums written, net premiums written and net premiums earned for the nine months ended
September 30, 2003 each declined by 18% when compared to the same period of 2002 as a result of the Company's previously announced decisions to cease writing aircraft business and to withdraw from operations in London. However, gross premiums written, net premiums written and net premiums earned from the Company's core segments (ocean marine, inland marine/fire and other liability) increased by 11%, 6% and 40%, respectively, in the first nine months of 2003 over the same period of 2002. In addition, gross premiums written and net premiums written from the Company's core segments decreased by 2% and 4%, respectively, in the three months ended September 30, 2003 from the same period of 2002. Howerver, net premiums earned from the Company's core segments during the same period increased by 18% over the same period in 2002.


NYMAGIC Gross Premiums Written
    by Segment                Nine months ended September 30,        Three months ended September 30,
--------------------------   -------------------------------------------------------------------------
                               2003       2002      Change            2003       2002       Change
                             -------------------------------------------------------------------------
                                                      (Dollars in thousands)

Ocean marine .............   $68,792    $ 64,812        6%          $20,084     $22,926       (12%)
Inland marine/fire........    10,392       8,824       18%            3,204       3,806       (16%)
Other liability...........    15,795      11,941       32%            7,831       5,040        55%
                             -------------------------------------------------------------------------
         Subtotal             94,979      85,577       11%           31,119      31,772        (2%)
Aircraft..................     3,441      34,663      (90%)             732       6,514       (89%)
MMO London................       ---         157     (100%)             ---        (162)     (100%)
                             -------------------------------------------------------------------------
Total.....................   $98,420    $120,397      (18%)         $31,851     $38,124       (16%)
                             =========================================================================

NYMAGIC Net Premiums Written
    by Segment                Nine months ended September 30,        Three months ended September 30,
--------------------------   -------------------------------------------------------------------------
                               2003       2002      Change            2003       2002       Change
                             -------------------------------------------------------------------------
                                                      (Dollars in thousands)

Ocean marine .............   $49,431    $52,203       (5%)          $13,753     $18,773       (27%)
Inland marine/fire........     2,971      1,751       70%               848         780         9%
Other liability...........    14,145      8,606       64%             6,827       2,732       150%
                             -------------------------------------------------------------------------
         Subtotal             66,547     62,560        6%            21,428      22,285        (4%)
Aircraft..................     2,612     21,824      (88%)            1,007       4,265       (76%)
MMO London................       ---        302     (100%)              ---         189      (100%)
                             -------------------------------------------------------------------------
Total.....................   $69,159    $84,686      (18%)          $22,435     $26,739       (16%)
                             =========================================================================



NYMAGIC Net Premiums Earned
    by Segment                Nine months ended September 30,        Three months ended September 30,
--------------------------   -------------------------------------------------------------------------
                               2003       2002      Change            2003       2002       Change
                             -------------------------------------------------------------------------
                                                      (Dollars in thousands)

Ocean marine .............   $52,732    $42,748       23%            $15,454    $15,590        (1%)
Inland marine/fire........     2,942      1,521       93%              1,077        611        76%
Other liability...........    11,512      3,725      209%              3,837      1,079       256%
                             -------------------------------------------------------------------------
         Subtotal             67,186     47,994       40%             20,368     17,280        18%
Aircraft..................     2,761     32,837      (92%)             1,026      9,193       (89%)
MMO London ...............      ----      4,159     (100%)                --      1,273      (100%)
                             -------------------------------------------------------------------------

Total.....................   $69,947    $84,990      (18%)           $21,394    $27,746       (23%)
                             =========================================================================


      Premiums for each segment are as follows:


     o Ocean marine gross premiums written and net premiums earned grew by 6% and 23%, respectively, during the first nine months of 2003 when compared to the same period of the prior year. These increases primarily reflect higher ocean marine rates with the largest rate increases occurring in the marine liability and hull classes. Other marine classes are currently experiencing a leveling of rates. Although additional production was achieved in the marine liability class, decreases in policy count occurred in the drill rig and hull classes.

        Ocean marine gross premiums written and net premiums earned declined by 12% and 1%, respectively, for the three months ended September 30, 2003 when compared to the same period of the prior year. These decreases reflect a reduced policy count in the drill rig and hull classes. This reduction is due partly as a result of some one-time builder's risk policies written in 2002, which were not renewed in 2003, and because we did not renew certain hull policies that we did not consider to be profitable underwriting risks. In addition we did not renew certain cargo policies in order to reduce concentrations of risk.


        The gross writings by class in the ocean marine segment are as follows:

                              Nine months ended September 30,        Three months ended September 30,
                             -------------------------------------------------------------------------
                               2003       2002      Change            2003       2002       Change
                             -------------------------------------------------------------------------
                                                      (Dollars in thousands)

Ocean marine liability ...   $31,679    $24,368       30%            $11,007    $8,609        28%
Drill rig.................    12,916     17,068      (24%)             4,266     7,776       (45%)
Hull......................    12,153     12,191       --%              2,663     3,427       (22%)
War.......................     4,517      4,890       (8%)               718     1,024       (30%)
Cargo.....................     4,339      4,585       (5%)             1,094     1,331       (18%)
Other marine..............     3,188      1,710       86%                336       759       (56%)
                             ------------------------------------------------------------------------
Total.....................   $68,792    $64,812        6%            $20,084   $22,926       (12%)
                             ========================================================================

    o Inland marine/fire gross premiums written and net premiums earned increased by 18% and 93%, respectively, for the nine months ended September 30, 2003 when compared to the same period of last year, largely due to the growth in the Company's underwriting program insuring excess and surplus lines property risks, improved pricing and higher net loss retention levels.

       Inland marine/fire gross premiums written decreased by 16% for the three months ended September 30, 2003 when compared to the same period of last year as a result of the Company's non-renewal of certain policies that it did not consider profitable accounts. Inland marine/fire net premiums earned increased by 76% for the three months ended September 30, 2003 when compared to the same period of last year, largely due to the growth in the Company's underwriting program insuring excess and surplus lines property risks that occurred earlier in the year, improved pricing and higher net loss retention levels.


    o Other liability gross premiums written and net premiums earned rose by 32% and 209%, respectively, for the nine months ended September 30, 2003 when compared to the same period of 2002 due to production increases from new classes, higher net loss retention levels and larger premium rates on policy renewals. Average rate increases achieved in 2003 were approximately 15%. Although additional production was achieved in the contractor's liability class, policy count was reduced to mitigate exposure in certain classes of errors and omission policies.

       Other liability gross premiums written and net premiums earned rose by 55% and 256%, respectively, for the three months ended September 30, 2003 when compared to the same period of 2002. During the third quarter of 2003, the Company commenced underwriting a programmed book of commercial automobile liability insurance, which contributed $1.3 million in gross premiums written in the third quarter of 2003. These policies are focused on mid-sized trucking fleets in the New York Metropolitan area.

    o Aircraft premiums have decreased substantially in 2003 as a result of the Company having ceased writing new aircraft policies subsequent to March 31, 2002.

    o MMO London premiums earned have decreased substantially in 2003 because the Company has not provided capacity (the ability to write premiums) to any Lloyd's syndicate for the 2002 underwriting year and subsequent years.

       The Company's loss ratio (defined as net losses and loss adjustment expenses incurred as a percentage of net premiums earned) was 59.6% for the three months ended September 30, 2003 as compared to 61.9% for the same period of 2002. For the nine months ended September 30, 2003, the loss ratio was 57.6% compared to 63.9% for the same period of 2002. The Company recorded lower loss ratios in 2003 for both the ocean marine and other liability lines of business, which largely reflected the beneficial impact of increased rates in those lines of business and the absence of any catastrophe losses.

       During the first nine months of 2003, there were no significant changes reported in the development of the prior year's net loss reserves. The comparable period of 2002 was affected by net adverse development of $4.5 million resulting from reserves for uncollectible reinsurance.

       Policy acquisition costs as a percentage of net premiums earned for the three months ended September 30, 2003 were 17.6% as compared with 15.2% for the same period of 2002. The same ratio was 19.2% for the nine months ended September 30, 2003 as compared with 15.9% for the same period in 2002. Premiums earned in the first nine months of the prior year reflected larger amounts of aircraft premiums, which have a lower acquisition cost ratio than other lines of business. A large part of the aircraft premium written in 2002 reflected premium surcharges for terrorism coverage, which were recorded with a nominal processing charge.

         General and administrative expenses decreased by 5% to $14.2 million for the nine months ended September 30, 2003 from $15.0 million for the same period of the prior year. The prior year's amount included $1.5 million in charges resulting from the reorganization of the Company's management structure and consisted primarily of severance payments to three of the Company's former executive officers. All expenses related to the reorganization were paid prior to June 30, 2003. Increases in expenses for 2003 were partly attributable to the Company's new lease for its principal office space. Since June 30, 2003, we have reallocated our investment porfolio, in accordance with our previously announced policy, to decrease our reliance on short-term U.S. government-backed securities and to increase our investments in other fixed income securities and hedge funds.

         Since June 30, 2003, we have reallocated our investment portfolio, in accordance with our previously announced policy, to decrease our reliance on short-term U.S. government-backed securities and to increase our investments in other fixed income securities and hedge funds. Net investment income for the three months ended September 30, 2003 increased by 152% to $9.8 million from $3.9 million in the same period of the prior year. Net investment income for the nine months ended September 30, 2003 increased by 30% to $15.3 million from $11.8 million in the same period of the prior year. The increase in the third quarter of 2003 reflects approximately $6.3 million derived from trading portfolio activities. The increase in the first nine months of 2003 reflects income derived from trading portfolio activities partially offset by a lower investment yield on the investment portfolio in 2003 as a result of a larger position held by the Company in short-term investments. Income derived from limited partnership hedge fund investments approximated $4.9 million for the nine months ended September 30, 2003. The equity method of accounting is used to account for the Company's limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership hedge fund to results of operations. The Company started to invest in hedge funds in the fourth quarter of 2002. As of September 30, 2003, the Company's investments in limited partnership hedge funds amounted to approximately $83.2 million.

         Commission and other income increased to $1.8 million for the nine months ended September 30, 2003 from $1.5 million for the same period in the prior year. The 2003 amounts reflect other income received from arbitration settlements. In the second quarter of 2003, an arbitration procedure was completed against a former pool member, Utica Mutual Insurance Company ("Utica"), which resulted in a payment to MMO of approximately $7.8 million. This amount represented Utica's funding requirement to the MMO pools. In addition, MMO was awarded interest of approximately $1 million on a pre-tax basis. In 2002, larger profit commissions were earned based upon the ceded results of aviation reinsurance treaties.

         Net realized investment gains were $554,000 for the three months ended September 30, 2003 as compared to net realized investment losses of $1.1 million for the same period of the prior year. Net realized investment gains were $532,000 for the nine months ended September 30, 2003 as compared to net realized investment losses of $3.9 million for the same period of 2002. The sale of equity securities contributed to realized investment losses during the first nine months of 2002. Write-downs from other than temporary declines in the fair value of securities amounted to $0 and $1.5 million for the nine months ended September 30, 2003 and 2002, respectively.

         Total income taxes as a percentage of income before taxes increased to 34.8% during the first nine months of 2003 from 29.7% for the same period of 2002. The increase in the percentage is principally the result of decreases in tax exempt income in the current year.

         Premiums and other receivables, net decreased to $18.0 million as of September 30, 2003 from $35.7 million as of December 31, 2002 as a result of smaller balances due from the pool managed by MMO. Favorable cash flows were recorded at MMO due in part to the previously mentioned arbitration settlement and as a result of smaller investment balances held on behalf of its pool members.

         Reinsurance receivables on paid and unpaid losses, net decreased to $1.7 million and $285.3 million, respectively, as of September 30, 2003 from $19.4 million and $307.0 million, respectively, as of December 31, 2002 due mainly to collections of reinsurance receivables on paid losses and the commutation of certain receivables.

         Receivables for securities sold were $52.0 million as of September 30, 2003 and resulted from the sales of fixed maturities not yet settled by September 30, 2003.

         Unpaid losses and loss adjustment expenses increased to $524.3 million at September 30, 2003 from $516.0 million at December 31, 2002. The increase of $8.3 million was primarily attributable to increases in the ocean marine and other liability lines as a result of increased writings.

         Prepaid reinsurance premiums of $13.1 million and reserve for unearned premiums of $51.3 million as of September 30, 2003 each recorded increases from the prior year end balances primarily due to increases in both ceded and gross writings in the ocean marine line of business.


Liquidity and Capital Resources

         Cash, total investments and receivables for securities sold increased by $75.7 million from $430.5 million at December 31, 2002 to $506.2 million at September 30, 2003, which included $160.9 million in cash and short-term investments. The amount of short-term investments held is a direct result of the sale of a substantial amount of fixed maturity and equity security investments at the end of 2002. These sales were made in conjunction with implementing our revised investment strategy, which was completed in the third quarter of 2003. However, certain sales of other fixed maturities were made prior to September 30, 2003, which were invested on a short-term basis.

         Cash flows used in operating activities were $95.9 million for the nine months ended September 30, 2003 as compared to cash flows provided from operating activities of $53.0 million for the same period in 2002. As the Company has designated certain securities as part of its trading portfolio in 2003, any amounts purchased by the Company in its trading portfolio at September 30, 2003 would be reflected as a use of cash flows from operating activities. Accordingly, the cash flows in 2003 reflect uses of $115.9 million for trading portfolio activities. In addition, cash flows in 2003 reflect amounts received from reductions in both reinsurance and premium and other receivables during the same period. Cash flows provided by investing activities in 2003 were used to establish the Company's trading portfolio, whose trading activities include CDOs and certain other fixed maturities. The prior year's operating activities reflected significant cash flows from aircraft premiums as a result of premium surcharges for terrorism coverage. A substantial portion of such cash flows provided from operating activities was then used in investing activities to purchase fixed maturities.

         In 2002, the Company entered into a credit agreement with an unaffiliated company. The interest rate on the loan and the loan balance were 3.9% and $6.2 million, respectively, as of December 31, 2002. On February 7, 2003, the Company repaid its entire outstanding loan balance to the bank following the sale of equity to Conning Capital Partners VI, L.P. ("Conning") on January 31, 2003. In this transaction, Conning acquired 400,000 investment units from the Company, each unit consisting of one share of the Company's common stock and an option to purchase an additional share of common stock from the Company. Conning paid $21.00 per unit resulting in $8.4 million in proceeds to the Company. The option exercise price is based on a formula contained in the Option Certificate (which was attached as an exhibit to the Company's current report on Form 8-K filed on February 4, 2003). The Company used common stock held in treasury to effect the transaction with Conning.

         The Company repurchased 98,816 shares of its common stock in 2003. There were no common stock repurchases made at any time during 2002.

         On March 12, 2003, the Company declared a dividend of six (6) cents per share to shareholders of record on March 31, 2003, payable on April 8, 2003. On June 12, 2003, the Company declared a dividend of six (6) cents per share to shareholders of record on June 30, 2003, payable on July 8, 2003. On September

17, 2003, the Company declared a dividend of six (6) cents per share to shareholders of record on September 30, 2003, payable on October 7, 2003. The Company did not declare or pay a dividend at any time during 2002.

         During the first quarter of 2003, the Company granted options to purchase 20,000 shares of the Company's common stock to certain directors of the Company, who are not officers of the Company. The exercise prices of these stock options are equal to the closing prices of the Company's stock on the New York Stock Exchange on the dates of the underlying stock grants.

         During the second quarter of 2003, New York Marine requested and received approval from the State of New York Insurance Department to pay an extraordinary dividend of $5,000,000 to the Company.

Investments

         The following table summarizes our investments at September 30, 2003 and December 31, 2002 at fair value:



                                                           September 30, 2003         December 31, 2002
                                                           --------------------------------------------
                                                           (Dollars in thousands, except percentages)

                                                           Amount       Percent     Amount        Percent

Fixed maturities:
    U. S. treasury securities                              $ 9,320        2.1%    $  9,414          2.2%
    Collateralized  debt obligations                       118,809       26.4%        ---           ---
    Municipalities                                          17,350        3.9%      21,066          4.9%
    Corporate bonds                                         64,173       14.2%        ---           ---
                                                            ---------------------------------------------
Total fixed maturities                                     209,652       46.6%      30,480          7.1%
Short-term investments                                     157,698       35.0%     355,804         82.8%
                                                           ----------------------------------------------
Total fixed maturities and short-term investments          367,350       81.6%     386,284         89.9%
Limited partnership hedge funds                             83,153       18.4%      38,477          9.0%
Industrial & misc. common stocks                              ---         ---        4,729          1.1%
                                                          -----------------------------------------------

 Total investment portfolio                               $450,503      100.0%    $429,490         100.0%
                                                          ========      ======    ========         ======

         At September 30, 2003, 87.3% of the fair value of our fixed maturities and short-term investment portfolio was in obligations rated "Baa3" or better by Moody's or its equivalent Standard & Poor's rating.

Unpaid losses and loss adjustment expenses

         Unpaid losses and loss adjustment expenses for each segment as of September 30, 2003 were as follows:

                                Gross              Net
                                ----------------------
                                (in thousands)

Ocean marine                  $203,697         $106,694
Inland marine/fire              27,990            7,117
Other liability                 83,311           52,785
Aircraft                       209,308           72,450
-----------------------------------------------------------
Total                         $524,306         $239,046

         During 2001, the Company recorded losses of $154.9 million and $8.0 million on a gross and net of reinsurance basis, respectively, in its aircraft line of business as a result of the terrorist attacks of September 11, 2001 (the "WTC attack"). Additional reinsurance costs were also incurred in 2001 and amounted to $5.0 million. The ultimate gross and net liability for unpaid losses resulting from the WTC attack represent the estimated ultimate costs of all incurred claims and claim adjustment expenses. Since the gross liability and related reinsurance recoverables are based on estimates, the ultimate liability may change from the amount provided currently, depending upon revisions in gross loss estimates and the interpretation as to the number of occurrences as defined in the aircraft ceded reinsurance treaties. Since 2001, reinsurance recoverables related to the WTC attack have decreased and the net liability has increased as a result of the commutation of certain reinsurance recoverables.

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

         As the Company invests more in limited partnership hedge funds in 2003 (18.4% of total investments as of September 30, 2003 compared to 9.0% as of December 31, 2002), the equity method of accounting for its limited partnership investments is now also considered a critical accounting policy. Under the equity method, the Company records all changes in the underlying value of the limited partnership to net investment income in results of operations. See Item
3. Quantitative and Qualitative Disclosures About Market Risk with respect to market risks associated with investments in limited partnership hedge funds.

         The Company also considers the accounting for its trading portfolio as a critical accounting policy. The trading portfolio at September 30, 2003 consisted of CDOs, although other types of investments were included by the Company within the trading portfolio during 2003. These investments are marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of such securities are also recognized in net investment income. See Item 3. Quantitative and Qualitative Disclosures About Market Risk with respect to market risks associated with investments in CDOs.

         Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, ("SFAS 123"), prospectively to all employee awards granted, modified, or settled after January 1, 2003. See footnote 4 to the Company's September 30, 2003 Consolidated Financial Statements for a discussion on adopting SFAS 123.

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

         Hedge fund investments are subject to various economic and market risks. The risks associated with hedge fund investments may be substantially greater than the risks associated with fixed income investments. Consequently, our hedge fund portfolio may be more volatile, and the risk of loss greater, than that associated with fixed income investments. As the Company invests a greater percentage of its investment portfolio in limited partnership hedge funds, there may also be a greater volatility associated with the Company's investment income. Each of the insurance company subsidiaries has revised its investment policy and now limits the amount of hedge fund investments to the greater of 30% of invested assets or 50% of policyholders' surplus.

         The Company also seeks to mitigate market risk associated with its investments in hedge funds by maintaining a diversified portfolio of hedge fund investments. Diversification is achieved through the use of several investment managers employing a variety of different investment strategies in determining the underlying characteristics of their hedge funds. The Company is dependent upon these managers to obtain market prices for the underlying investments of the hedge funds. Some of these investments may be difficult to value and actual values may differ from reported amounts. Furthermore, because the hedge funds in which we invest sometimes impose limitations on the timing of withdrawals from the hedge funds (most are within 90 days), our inability to withdraw our investment quickly from a particular hedge fund that is performing poorly could result in losses and may affect liquidity in the hedge fund investments.

         As of September 30, 2003, the Company invested approximately $46.7 million in fixed maturities that are below investment grade, with a concentration in investments rated "BB" by Standard and Poor's. The Company seeks to mitigate market risk associated with such investments by maintaining a diversified portfolio of such securities that limits the concentration of investment in any one issuer. The largest single investment made by the Company in such securities amounted to 6% of the total amount invested in below investment grade securities.

         The Company invests in CDOs, which are either new issues or private placements. The fair value of each security is provided by dealers and is determined by pricing models that consider, among other assumptions, the present value of the underlying CDO's cash flows. Alternative assumptions about recovery rates, however, could lead to different cash flows, which could materially effect valuation levels. The markets for these types of securities can be illiquid and, therefore, the price obtained from dealers on these securities is subject to change, depending upon the underlying market conditions of these securities, including the potential for downgrades or defaults on the underlying collateral of the security. The Company seeks to mitigate market risk associated with such investments by maintaining a diversified portfolio of such securities that limits the concentration of investment in any one issuer. The excess of fair value over the cost of the CDOs was recorded in net investment income and amounted to $3.5 million at September 30, 2003. The largest single investment made by the Company in such securities amounted to 6% of the total amount invested in CDO securities.

Item 4.  Controls and Procedures

         As of the end of the period covered by this report, the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in allowing timely decisions regarding disclosure.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

          The Company is not currently involved in any legal proceedings other than litigation all of which, collectively, is not expected to have a material adverse effect on the business, financial condition or results of operations of the Company.

          The Company previously entered into reinsurance contracts with a reinsurer that is now in liquidation. On October 23, 2003, the Company was served with a Notice to Defend and a Complaint by the Insurance Commissioner of the Commonwealth of Pennsylvania, who is the liquidator of this reinsurer, alleging that approximately $3 million in reinsurance claims paid to the Company in 2000 and 2001 by the reinsurer are voidable preferences and are therefore subject to recovery by the liquidator. The Company intends to answer the complaint, denying that the payments are voidable preferences and asserting affirmative defenses. No trial date has been set for this matter, but we intend to defend ourselves vigorously in connection with this lawsuit.
The Company believes it has strong defenses against these claims; however, there can be no assurance as to the outcome of this litigation.

Item 2. - Changes in Securities and Use of Proceeds

          None


Item 3. - Defaults Upon Senior Securities

          None

Item 4. - Submission of Matters to a Vote of Security Holders

          None

Item 5.-  Other Information

          On November 3, 2003, the Company's previously filed S-3 Registration Statement under the Securities Act of 1933, pursuant to which it registered 4,950,000 shares on behalf of the selling shareholders named in the Registration Statement, became effective.

Item 6. - Exhibits and Reports on Form 8-K

(a)    Exhibits

     10.1 Limited Partnership Agreement of Mariner Tiptree (CDO) Fund I, L.P., dated as of May 1, 2003

     31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002
     31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002
     32.2  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002

(b) Reports on Form 8-K

         A current report on Form 8-K was filed on August 15, 2003, under Items 9 and 12, incorporating by reference the Company's press release setting forth our second-quarter 2003 financial results.

         A current report on Form 8-K was filed on September 22, 2003, under Items 9 and 12, incorporating by reference the Company's press release concerning the declaration of a dividend.

         A current report on Form 8-K was filed on November 10, 2003, under Items 9 and 12, incorporating by reference the Company's press release setting forth our third-quarter 2003 financial results.







                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              NYMAGIC, INC.
                                              -------------
                                              (Registrant)


Date:    November 12, 2003           /s/  George R. Trumbull, III
      -----------------------        ----------------------------------
                                          George R. Trumbull, III
                                          Chairman and Chief Executive Officer

Date:     November 12, 2003          /s/ Thomas J. Iacopelli
      -----------------------        ----------------------------------
                                         Thomas J. Iacopelli
                                         Chief Financial Officer