Form 10-K
period 2003-12-31
NYMAGIC INC
filed 2004-03-15
CIK 847431

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from __________________ to __________________


                         Commission file number 1-11238.
                                  NYMAGIC, INC.
             (Exact name of registrant as specified in its charter)

                 New York                                 13-3534162
                 --------                                 ----------
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                     Identification No.)

    919 Third Avenue, New York, NY                              10022
    ------------------------------                              -----
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act ). Yes X No__

                                  MARKET VALUE
                                  ------------

The aggregate market value of the outstanding common stock held by non-affiliates of the registrant, as of June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $80,657,069, based on the closing price of the stock on the New York Stock Exchange on that date.

                                OUTSTANDING STOCK
                                -----------------

The number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 2004, was 9,724,748 shares of common stock, $1.00 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Part III incorporates information by reference from the registrant's definitive proxy statement to be filed with the Commission within 120 days after the close of the registrant's fiscal year.


------------------------------------------------------------------------------------------------------------------------------------

                                                            NYMAGIC, INC.
------------------------------------------------------------------------------------------------------------------------------------

PART I

----------------------------------------------------------------------------------------------------------------
                                                                                                                               PAGE

Forward-looking Statements                                                                                                       ii.
Item 1.                Business                                                                                                   1
Item 2.                Properties                                                                                                23
Item 3.                Legal Proceedings                                                                                         23
Item 4.                Submission of Matters to a Vote of Security Holders                                                       23

----------------------------------------------------------------------------------------------------------------

PART II

----------------------------------------------------------------------------------------------------------------

Item 5.                Market for the Registrant's Common Equity and Related Stockholder                                         24
                                Matters
Item 6.                Selected Financial Data                                                                                   25
Item 7.                Management's Discussion and Analysis of Financial Condition and                                           26
                                Results of Operations
Item 7A.               Quantitative and Qualitative Disclosures About Market Risk                                                38
Item 8.                Financial Statements and Supplementary Data                                                               39
Item 9.                Changes in and Disagreements with Accountants on Accounting                                               39
                                and Financial Disclosure
Item 9A.               Controls and Procedures                                                                                   39

----------------------------------------------------------------------------------------------------------------

PART III

----------------------------------------------------------------------------------------------------------------

Item 10.               Directors and Executive Officers of the Registrant                                                        40
Item 11.               Executive Compensation                                                                                    40
Item 12.               Security Ownership of Certain Beneficial Owners and Management                                            40
Item 13.               Certain Relationships and Related Transactions                                                            40
Item 14.               Principal Accounting Fees and Services                                                                    40

----------------------------------------------------------------------------------------------------------------

PART IV

----------------------------------------------------------------------------------------------------------------

Item 15.               Exhibits, Financial Statement Schedules and Reports on Form 8-K                                           41

----------------------------------------------------------------------------------------------------------------

Signatures                                                                                                                       46

Index to Consolidated Financial Statements                                                                                      F-1

                          FORWARD - LOOKING STATEMENTS


           This report contains certain  forward-looking  statements  concerning the Company's operations, economic performance and financial condition, including, in particular, the likelihood of the Company's success in developing and expanding its business. Any forward-looking statements concerning the Company's operations, economic performance and financial condition contained herein, including statements related to the outlook for the Company's performance in 2004 and beyond, are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based upon a number of assumptions and estimates which inherently are subject to uncertainties and contingencies, many of which are beyond the control of the Company. Some of these assumptions may not materialize and unanticipated events may occur which could cause actual results to differ materially from such statements. These include, but are not limited to, the cyclical nature of the insurance and reinsurance industry, premium rates, investment results, the estimation of loss reserves and loss reserve development, uncertainties associated with asbestos and environmental claims, including difficulties with assessing latent injuries and the impact of litigation settlements, bankruptcies and potential legislation, the uncertainty surrounding the loss amounts related to the attacks of September 11, 2001, the occurrence and effects of wars and acts of terrorism, net loss retention, the effect of competition, the ability to collect reinsurance receivables and the timing of such collections, the availability and cost of reinsurance, the ability to pay dividends, regulatory changes, changes in the ratings assigned to the Company by rating agencies, failure to retain key personnel, the possibility that our relationship with Mariner Partners, Inc. could terminate or change, and the fact that ownership of our common stock is concentrated among a few major stockholders and is subject to the voting agreement, as well as assumptions underlying any of the foregoing and are generally expressed with words such as "intends," "intend," "intended," "believes," "estimates," "expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have" and similar expressions. These risks could cause actual results for the 2004 year and beyond to differ materially from those expressed in any forward-looking statements made. The Company undertakes no obligation to update publicly or revise any forward-looking statements made.

                                     Part I

--------------------------------------------------------------------------------
Item 1.   Business
--------------------------------------------------------------------------------

General

           NYMAGIC, INC., a New York corporation (the "Company" or "NYMAGIC"), is a holding company which owns and operates the following insurance companies, risk bearing entities and insurance underwriters and managers:

           Insurance Companies and Lloyd's Corporate Capital Vehicle:
           ---------------------------------------------------------

           New York Marine And General Insurance Company ("New York Marine") Gotham Insurance Company ("Gotham")
           MMO UK, Ltd.  ("MMO UK")
           MMO EU, Ltd.  ("MMO EU")

           Insurance Underwriters and Managers:
           -----------------------------------

           Mutual Marine Office, Inc.  ("MMO")
           Pacific Mutual Marine Office, Inc.  ("PMMO")
           Mutual Marine Office of the Midwest, Inc.  ("Midwest")

           New York Marine and Gotham each currently holds a financial strength rating of A ("Excellent") from A.M. Best Company. This is the third highest of fifteen rating levels in A.M. Best's classification system. MMO UK, as a corporate member of Lloyd's of London ("Lloyd's"), is not separately rated. Lloyd's is currently rated A- ("Excellent"), which is the fourth highest rating level in A.M. Best's classification system. Many of the Company's insureds rely on ratings issued by rating agencies. Any adverse change in the rating assigned to New York Marine and Gotham by a rating agency could adversely impact our ability to write premiums. MMO UK has not provided capacity, which is the ability to underwrite a certain amount of business, to any Lloyd's syndicate since 2002.

           The Company has specialized in underwriting ocean marine, inland marine, aircraft and other liability insurance through insurance pools managed by MMO, PMMO, and Midwest (collectively referred to as "MMO and affiliates") since 1964. However, the Company has ceased writing any new policies covering aircraft risks subsequent to March 31, 2002. The Company decided to exit the commercial aviation insurance business because it is highly competitive, had generated underwriting losses for most years during the 1990's, and because it is highly dependent on the purchase of substantial amounts of reinsurance, which became increasingly expensive after the events of September 11, 2001. This decision has enabled the Company to concentrate on its core lines of business, which include ocean marine, inland marine/fire and other liability.

           In addition to managing the insurance pools as discussed below, the Company participates in the risks underwritten for the pools through New York Marine and Gotham. All premiums, losses and expenses are pro-rated among pool members in accordance with their pool participation percentages.

           In 1997, the Company formed MMO EU as a holding company for MMO UK, which operated as a limited liability corporate vehicle to provide capacity, or the ability to underwrite a certain amount of business, for syndicates within Lloyd's. Lloyd's consists of a number of syndicates whose purpose is to serve as risk taking entities. Syndicates maintain a certain amount of capacity, which is the ability to write premiums, depending upon the level of capital provided by the syndicate's investors. This capacity is then allocated to investors in the syndicate based upon their ratio of capital provided to the syndicate.

           In 1997, the Company acquired ownership of a Lloyd's managing agency, which was subsequently renamed MMO Underwriting Agency, Ltd, and commenced underwriting in 1998 for the Company's wholly owned subsidiary MMO UK, which in 2000, provided 100%, or $29.8 million, of the capacity for Lloyd's Syndicate 1265, which primarily wrote marine insurance. In 2000, the Company sold MMO Underwriting Agency Ltd. in exchange for a minority interest in Cathedral Capital PLC, which manages Lloyd's Syndicate 2010, and Lloyd's Syndicate 1265 was placed into runoff. "Runoff" is a term used to refer to an insurer that has ceased writing new insurance policies but that continues to exist for the purpose of paying claims on policies that it has already written. In 2001, its last active year of underwriting, MMO UK provided approximately 11.2%, or $13.6 million, of the capacity for Lloyd's Syndicate 2010 which primarily writes assumed property and aviation insurance. In 2001, the Company initiated a withdrawal from its London operations which was subsequently completed in 2002. MMO EU, MMO UK, Lloyd's Syndicate 1265 and Lloyd's Syndicate 2010 are collectively hereinafter referred to as "MMO London".

           MMO UK has not provided capacity to any Lloyd's syndicate since 2002. In February 2003, the Company sold its minority interest in Cathedral Capital PLC for approximately $2.8 million. This sale had no material effect on the Company's results of operations.


The Pools

           MMO, located in New York, PMMO, located in San Francisco, and Midwest, located in Chicago (the "Manager" or the "Managers"), manage the insurance pools in which the Company participates.

           The Managers accept, on behalf of the pools, insurance risks brought to the pools by brokers and others. All premiums, losses and expenses are pro-rated among the pool members in accordance with their percentage participation in the pools. Originally, the members of the pools were insurance companies that were not affiliated with the Managers. New York Marine and Gotham joined the pools in 1972 and 1987, respectively. Subsequent to their initial entry in the pools, New York Marine and Gotham steadily increased their participation, while the unaffiliated insurance companies reduced their participation or withdrew from the pools entirely. Since 1997, the only pool members are New York Marine and Gotham, who together write 100% of the business produced by the pools.

           Assets and liabilities resulting from the insurance pools are allocated to the members of the insurance pools based upon the pro rata participation of each member in each pool which is set forth in the management agreement entered into by and between the pool participants and the Managers.

           Pursuant to the pool management agreements, the pool members have agreed not to accept ocean marine insurance, other than ocean marine reinsurance, in the United States, its territories and possessions and the Dominion of Canada unless received through the Managers or written by the pool member on its own behalf and have authorized the Managers to accept risks on behalf of the pool members and to effect all transactions in connection with such risks, including the issuance of policies and endorsements and the adjustment of claims. As compensation for its services, the Managers receive a fee of 5.5% of gross premiums written by the pools and a contingent commission of 10% on net underwriting profits, subject to adjustment.

           As part of its compensation, the Manager also receives profit commissions on pool business ceded to reinsurers under various reinsurance agreements. Profit commissions on business ceded to reinsurers are calculated on an earned premium basis using inception to date underwriting results for the various reinsurance treaties. Adjustments to commissions, resulting from revisions in coverage, retroactive premium or audit adjustments, are recorded in the period when realized and billed. Subject to review by the reinsurers, the Managers calculate the profitability of all profit commission agreements placed with various reinsurance companies.

           Two former pool members, Utica Mutual Insurance Company ("Utica Mutual") and Arkwright Mutual Insurance Company ("Arkwright"), which is currently part of the FM Global Group, withdrew from the pools in 1994 and 1996, respectively, and retained liability for their effective pool participation for all loss reserves, including losses incurred but not reported ("IBNR") and unearned premium reserves attributable to policies effective prior to their withdrawal from the pools.

           On May 28, 2003, an arbitration procedure was completed and Utica Mutual was ordered to pay MMO approximately $7.8 million, which represented Utica Mutual's funding requirement to the pools and had no impact on the Company's results of operations. In addition, the Company was awarded interest of approximately $1 million on a pre-tax basis, which was reflected in the 2003 results of operations as other income. Following the award, these amounts were paid in full. This award confirmed that, as a pool member, Utica Mutual is required to fund gross losses paid by MMO, acting as managing agent.

           The Company is not aware of any facts that could result in any possible defaults by either Arkwright or Utica Mutual with respect to their pool obligations, which might impact liquidity or results of operations of the Company, but there can be no assurance that such events will not occur.

Segments

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

           In August 2003, the Company entered into an agreement with Southern Marine & Aviation, Inc., an insurance agency, to write a primary marine cargo program. The program managed by Southern Marine & Aviation will focus on the underwriting of petroleum and bulk liquid accounts.


           We also write inland marine/fire insurance, which traditionally includes property while being transported, or property of a movable, or "floating" nature. Inland marine, among other things, includes insurance for motor truck cargo and transit shipments, equipment floaters and miscellaneous property floaters. Inland marine also includes excess & surplus lines property coverage on unique or hard to place commercial property risks that do not fit into standard commercial lines coverages. Excess and surplus lines property risks are written primarily through Gotham.

           In addition, we write other or non-marine liability insurance on a direct and assumed reinsurance basis and includes, among other things, coverage for manufacturers and contractors risks, building owners and commercial stores, products liability exposures, employment practices liability, surety, excess workers compensation, miscellaneous errors and omissions/professional liabilities including coverage to professional consultants, professional service providers and testing labs and other casualty excess and surplus line risks written primarily through Gotham. The Company also writes commercial automobile liability insurance covering mid-sized trucking fleets in the New York area.

           Aircraft insurance provides insurance primarily for commercial aircrafts and includes hull and engine insurance, liability insurance as well as products liability insurance. Coverage is written on a direct and assumed reinsurance basis. The Company has ceased writing any new policies covering aircraft insurance subsequent to March 31, 2002.

           MMO London, the fifth business segment, consists of insurance participation in Lloyd's. Lloyd's provides worldwide venues for MMO London to underwrite insurance. MMO London has not provided capacity to any Lloyd's syndicate since January 1, 2002. Business obtained by MMO London through
Syndicate 1265 included ocean marine insurance. Business obtained through Syndicate 2010 included treaty reinsurance of property and aircraft insurance.

           The following tables set forth the Company's gross and net written premiums, after reinsurance ceded, including business from MMO London.


Gross Premiums Written by
    Segment                                                    Year Ended December 31,
-----------------                       ---------------------------------------------------------------
                                              2003                   2002                    2001
                                        ---------------------------------------------------------------
                                                              (Dollars in thousands)
Ocean marine ................           $ 94,649   66%         $ 89,301   59%            $ 63,691   43%
Inland marine/Fire ..........             16,515   12%           13,311    9%               6,284    4%
Other liability .............             28,468   20%           13,874    9%               5,551    4%
                                        ---------------------------------------------------------------
           Subtotal                      139,632   98%          116,486   77%              75,526   51%
Aircraft ....................              3,565    2%           35,874   23%              50,485   34%
MMO London ..................                 --    --              157    --              21,632   15%
                                        ---------------------------------------------------------------
Total .......................           $143,197  100%         $152,517  100%            $147,643  100%
                                        ===============================================================


Net Premiums Written by
    Segment                                                    Year Ended December 31,
-----------------                       ---------------------------------------------------------------
                                              2003                   2002                    2001
                                        ---------------------------------------------------------------
                                                              (Dollars in thousands)

Ocean marine ................           $ 67,744   69%          $70,839   67%            $ 45,849   51%
Inland marine/Fire ..........              4,833    5%            2,975    3%               1,349    1%
Other liability .............             22,961   23%            9,960    9%               4,684    5%
                                        ---------------------------------------------------------------
           Subtotal                       95,538   97%           83,774   79%              51,882   57%
Aircraft ....................              2,769    3%           22,366   21%              26,556   30%
MMO London ..................                 --    --              302    --              11,254   13%
                                        ---------------------------------------------------------------
Total .......................           $ 98,307  100%         $106,442  100%            $ 89,692  100%
                                        ===============================================================


Reinsurance Ceded

           Ceded premiums written to reinsurers in 2003, 2002 and 2001 amounted to $44.9 million, $46.1 million and $58.0 million, respectively.

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

           Generally, the Managers place reinsurance with companies which initially have an A.M. Best rating of A- (Excellent) or greater or which have sufficient financial strength, in management's opinion, to warrant being used for reinsurance protections. The Managers also examine financial statements of reinsurers and review such statements for financial soundness and historical experience. In addition, the Company, through the pools, withholds funds and may obtain letters of credit under reinsurance treaties in order to collateralize the obligations of reinsurers. The Company continues to monitor the financial status of all reinsurers on a regular basis, as well as the timely receipt of cash, to assess the ability of reinsurers to pay reinsurance claims.

           The Company, through the pools, attempts to limit its exposure from losses on any one occurrence through the use of various excess of loss, quota share and facultative reinsurance arrangements and endeavors to minimize the risk of default by any one reinsurer by reinsuring risks with many different reinsurers. The Company utilizes many separate reinsurance treaties each year, generally with a range of 5 to 15 reinsurers participating on each treaty. Many reinsurers participate on multiple treaties. The Company utilizes quota share reinsurance treaties in which the reinsurers participate on a set proportional basis in both the premiums and losses. Additionally, the Company utilizes excess of loss reinsurance treaties in which the reinsurers, in exchange for a minimum premium, subject to upward adjustment based upon premium volume, agree to pay for that part of each loss in excess of an agreed upon amount. The Company's retention of exposure, net of these treaties, varies among its different classes of business and from year to year, depending on several factors, including the pricing environment on both the direct and ceded books of business and the availability of reinsurance.

           Until January 1, 2004, the Company generally obtained reinsurance for each line of business to reduce our exposure to a maximum of $2 million for any one risk or occurrence. From time to time, however, the Company has retained liability in excess of $2 million for or any one insured or any one occurrence. Such instances generally reflected a business decision regarding the cost and/or the availability of reinsurance. During the past two years, there have been three instances in which the Company's net loss retention has exceeded $2 million. For 2002, the Company's net retention per loss in the ocean marine line was limited to $2 million per risk, but some losses could aggregate resulting in a net retention of $3 million, and one such aggregation did result in a net retention of $3 million to the Company. In August 2003, the Company entered into a program in which it may underwrite cargo insurance with retained liability of up to $2.5 million for any one insured or any one occurrence; however, the Company has not experienced any losses on this program in excess of $2 million. In the final year in which the Company wrote aviation insurance, April 1, 2001 to April 1, 2002, the Company wrote some policies with a net loss retention of up to $3 million for any one aircraft or any one occurrence. However, the Company did not experience any losses for which it was required to retain losses in excess of $2 million. In 2004, the Company increased its exposure in the ocean marine line to a net loss retention of up to $4 million for any one occurrence and the Company endeavors to reinsure our other lines to reduce our exposure to a maximum of $2 million on any one risk.

           The Company attempts to limit its exposure from catastrophes through the purchase of general excess of loss reinsurance, which provides coverage in the event that multiple insureds incur losses arising from the same occurrence. These coverages require the Company to pay a minimum premium, subject to upward adjustment based upon premium volume. The treaties, which extend in general for a twelve month period, obligate the reinsurers to pay for the portion of the Company's aggregate losses (net of specific reinsurance) which fall within each treaty's coverage. In the event of a loss, the Company may be obligated to pay additional reinstatement premiums under its excess of loss reinsurance treaties, to the extent that such treaties cover a portion of the loss and in an amount not greater than the original premium paid under such treaties. The Company also writes hull and cargo war risks. In the event there are losses from such policies arising from one occurrence, the aggregation of such losses would be covered under the Company's reinsurance program, which reduced the Company's exposure to a loss of $2 million per occurrence in 2003. The Company increased its aggregate exposure to a loss of $4 million per occurrence in 2004. Every effort is made to purchase sufficient reinsurance coverage to protect the Company against the cumulative impact of several losses arising from a single occurrence, but there is no guarantee that such reinsurance coverage will prove sufficient.

           The Company reinsures risks with several domestic and foreign reinsurers as well as syndicates of Lloyd's. The Company's largest unsecured reinsurance receivables as of December 31, 2003 were from the following reinsurers:


           Reinsurer                                             Amounts                     A.M. Best Rating
           ----------------------------------                    ------------                ----------------
                                                                 (in millions)
           Lloyd's Syndicates                                    $    51.5                   A- (Excellent)
           Swiss Reinsurance America Corp.                            10.8                   A+ (Superior)
           Lloyd's (Equitas)                                           9.7                   NR-3 (Rating Procedure Inapplicable)
           Hartford Fire Insurance Company                             7.6                   A+ (Superior)
           FM Global (Arkwright)                                       6.5                   A+ (Superior)
           Folksamerica Reinsurance Company                            5.9                   A (Excellent)
           Liberty Mutual Insurance Company                            4.5                   A (Excellent)
           GE Reinsurance Corp.                                        3.8                   A (Excellent)
           Transatlantic Reinsurance Company                           3.2                   A++ (Superior)
           Utica Mutual Insurance Company                              3.0                   A- (Excellent)
                                                                       ---

           Total                                                    $106.5

           The reinsurance contracts with the above listed companies are generally entered into annually and provide coverage for claims occurring while the relevant agreement was in effect, even if claims are made in later years. The contracts with Arkwright and Utica Mutual were entered into with respect to their participation in the MMO pools.

           Lloyd's maintains a trust fund, which was established for the benefit of all United States ceding companies. For the three most recent years for which Lloyd's has reported results, 2000, 1999, and 1998, losses were reported for all three years. Lloyd's is expected to report a profit for 2002 and a loss for 2001. Lloyd's receivables represent amounts due from 118 different Lloyd's syndicates.

            Equitas, a Lloyd's company established to settle claims for underwriting years 1992 and prior, maintains policyholders' surplus at March 31, 2003 of approximately 527 million Pounds Sterling (US $830 million). However, given the uncertainty surrounding the adequacy of surplus and sufficiency of assets in Equitas to meet its ultimate obligations, there is a reasonable possibility that the Company's collection efforts relating to reinsurance receivables from Equitas may be adversely affected in the future.

           At December 31, 2003, the Company's reinsurance receivables from reinsurers other than those listed above were approximately $161 million, including amounts recoverable for paid losses, case loss reserves, IBNR losses and unearned premiums, and net of ceded balances payable. This amount is recoverable collectively from approximately 570 reinsurers or syndicates, no single one of whom was liable to the Company for an unsecured amount in excess of approximately $3 million.

           Approximately 90% of the Company's total reinsurance receivables as of December 31, 2003 are fully collateralized by letters of credit and or funds withheld, or reside with entities rated "A-" or higher, or are subject to offsetting balances.

           The only reinsurer that has received funds from the Company in the past three years and failed to honor its obligations to us is Lloyd's, but we subsequently recovered all paid loss balances currently due from Lloyd's through an arbitration proceeding. However, some of the reinsurers to which we previously ceded premiums are contesting coverage issues and their obligations to reinsure claims we paid on liability policies written during the period 1978 to 1985. We are vigorously enforcing collection of these reinsurance receivables through arbitration proceedings and/or commutation, but the unfavorable resolution of these arbitration proceedings and commutation negotiations could be material to our results of operations. The estimated amounts due from financially impaired reinsurers are included in our reserves for doubtful accounts on reinsurance receivables of $12.8 million and $13.3 million as of December 31, 2003 and 2002, respectively.

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

Case loss reserves are determined by evaluating reported claims on the basis of the type of loss involved, knowledge of the circumstances surrounding the claim and the policy provisions relating to the type of loss. IBNR losses are estimated on the basis of statistical information with respect to the probable number and nature of losses, which have not yet been reported. The Company's IBNR is based upon a review of its historical reported loss development patterns. The establishment of reserves (and the increase in reserves) has the effect of reducing income while the reduction of reserves increases income.

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

           Prior to 1997, when the Company began to write 100% of the business produced by the pools, the Company, from time to time, increased its participation in the pools. The effect of each such increase was prospective in nature and does not affect the loss reserves set forth herein for the years prior to the effective date of any such change in participation percentage.

           The Company is required to maintain reserves to cover our estimated ultimate liability of losses and loss adjustment expenses for both reported and unreported claims incurred. These reserves are what management estimates the settlement and administration of claims will cost, based on our assumptions and facts and circumstances known to the Company. Because of the uncertainties that surround estimating loss reserves and loss adjustment expenses, the Company cannot be certain that ultimate losses will not exceed these estimates of losses and loss adjustment reserves. The low frequency and high severity of the risks we insure make it difficult to assess the adequacy of our loss reserves. The level of catastrophe losses has fluctuated in the past and may fluctuate in the future. For example, after tax losses resulting from catastrophes in 2003, 2002 and 2001 amounted to $0, $2.0 million and $9.0 million, respectively. If our reserves are insufficient to cover our actual losses and loss adjustment expenses, we would have to augment our reserves and incur a charge to our earnings. These charges could be material.

           Unpaid losses and loss adjustment expenses for each segment on a gross and net of reinsurance basis as of December 31, 2003 were as follows:


                                          Gross               Net
                                       --------               ---
                                              (in thousands)

             Ocean marine              $199,406          $109,035
             Inland marine/fire          26,483             7,142
             Other liability             96,555            55,741
             Aircraft                   196,486            70,393
                                        -------            ------

                     Total             $518,930          $242,311
                                       --------          --------

           In 2001, the Company recorded losses of $154.9 million and $8.0 million on a gross and net of reinsurance basis, respectively, in its aircraft line of business as a result of the terrorist attacks of September 11, 2001 on the World Trade Center, the Pentagon and the hijacked airliner that crashed in Pennsylvania (collectively, the "WTC attack"). Additional reinsurance costs were also incurred on the WTC attack and amounted to $5.0 million. The ultimate gross and net liability for unpaid losses resulting from the WTC attack represent the estimated ultimate costs of all incurred claims and claim adjustment expenses. Since the gross liability and related reinsurance recoverables are based on estimates, the ultimate liability may change from the amount provided currently, depending upon revisions in gross loss estimates and the interpretation as to the number of occurrences as defined in the aircraft ceded reinsurance treaties. Since 2001, reinsurance recoverables related to the WTC attack have decreased and the net liability has increased as a result of the commutation of certain reinsurance recoverables.

Asbestos and Environmental Reserves

           Our insurance subsidiaries are required to record an adequate level of reserves necessary to provide for all known and unknown losses on insurance business written. Our insurance subsidiaries have not had difficulties in maintaining reserves in recent years at aggregate levels which management believes to be adequate based on management's best estimates, but the loss reserving process is subject to many uncertainties as further described herein.

           The difficulty in estimating our reserves is increased because the Company's loss reserves include reserves for potential asbestos and environmental liabilities. Asbestos and environmental liabilities are difficult to estimate for many reasons, including the long waiting periods between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage. Legal tactics and judicial and legislative developments affecting the scope of insurers' liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for asbestos and environmental liabilities.

           The Company participated in the issuance of both umbrella casualty insurance for various Fortune 1000 companies and ocean marine liability insurance for various oil companies during the period from 1978 to 1985. Depending on the calendar year, the insurance pools' net retained liability per occurrence after applicable reinsurance ranged from $250,000 to $2,000,000. The Company's effective pool participation on such risks varied from 11% in 1978 to 59% in 1985. Ocean marine and non-marine policies issued during the past three years also provide some coverage for environmental risks.

           At December 31, 2003 and 2002, the Company's gross, ceded and net loss and loss adjustment expense reserves for all asbestos/environmental policies amounted to $77.3 million, $65.5 million and $11.8 million, and $67.7 million, $55.0 million and $12.7 million, respectively. The increase in gross reserves during 2003 is attributable to case reserves on a few policies.

           The Company believes that the uncertainty surrounding asbestos/environmental exposures, including issues as to insureds' liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions renders it difficult to determine the ultimate loss for asbestos/environmental related claims. Given the uncertainty in this area, losses from asbestos/environmental related claims may develop adversely and, accordingly, management is unable to estimate the range of possible loss that could arise from asbestos/environmental related claims. However, the Company's net unpaid loss and loss adjustment expense reserves in the aggregate, as of December 31, 2003, represent management's best estimate.

           The following table sets forth the Company's net loss and loss adjustment expense experience for asbestos/environmental policies for each of the past three years:


                                                               Year ended December 31,
                                                               -----------------------

                                                         2003          2002           2001
                                                         ---------------------------------
                                                                  (In thousands)
Asbestos/Environmental
----------------------
Net unpaid losses and loss adjustment expenses
    (including IBNR) at beginning of period             $12,696       $11,492      $12,357
Net incurred losses and loss adjustment expenses            753         2,195          567
Net paid loss settlements                                (1,501)         (880)        (996)
Net loss adjustment expense payments
(cost of administering claims)                             (151)         (111)        (436)
                                                        ----------------------------------
Net unpaid losses and loss adjustment expenses
    (including IBNR) at end of period                   $11,797       $12,696      $11,492
                                                        ==================================

           The following table sets forth a reconciliation of the number of claims relating to asbestos/environmental policies for each of the past three years:


                                                                 Year ended December 31,
                                                                 -----------------------
                                                           2003             2002      2001
                                                           -------------------------------

Number of claims pending at beginning of period            490               409       418
Number of claims reported                                   54               186        95
Number of claims settled/dismissed or otherwise resolved   (91)             (105)      (104)
                                                           --------------------------------
Number of claims pending at end of period                  453               490        409
                                                           ================================

           Claims reported involve a large number of relatively small individual claims of a similar type. Additional asbestos claims continue to be reported to the Company, including claims brought by individuals who do not appear to be impaired by asbestos exposure. There is also an increasing trend in the number of companies seeking bankruptcy protection as a result of asbestos-related liabilities. These bankruptcy proceedings may impact the Company by significantly accelerating and increasing loss payments made by the Company. As a result of these trends, there is a high degree of uncertainty with respect to future exposure from asbestos claims.

Other Reserves

           The insurance pools have written coverage for products liability as part of other liability insurance policies issued since 1985. The insurance pools' maximum loss per risk is generally limited to $1,000,000 and the Company's participation percentage ranges from 59% to 100% based upon policy year. The Company believes that its reserves with respect to such policies are adequate to cover the ultimate resolution of all such products liability claims.

           The following table shows changes in the Company's reserves in subsequent years from prior years' reserves. Each year the Company's estimated reserves increase or decrease as more information becomes known about the frequency and severity of losses for past years. As indicated in the chart, a "redundancy" means the original estimate of the Company's consolidated liability was higher than the current estimate, while a "deficiency" means that the original estimate was lower than the current estimate.

           The first line of the table presents, for each of the last ten years, the estimated liability for net unpaid losses and loss adjustment expenses at the end of the year, including IBNR losses. The estimated liability for net unpaid losses and loss adjustment expenses is determined at the end of each calendar year. Below this first line, the first section of the table shows, by year, the cumulative amounts of net loss and loss adjustment expenses paid as of the end of each succeeding year, expressed as a percentage of the original estimated net liability for such amounts.

           The second section sets forth the re-estimates in later years of net incurred losses, including net payments, as a percentage of the original estimated net liability for net unpaid losses and loss adjustment expenses for the years indicated. Percentages less than 100% represent a redundancy, while percentages greater than 100% represent a deficiency. The net cumulative redundancy (deficiency) represents, as of December 31, 2003, the aggregate change in the estimates over all prior years. The changes in re-estimates have been reflected in results from operations over the periods shown.

           The third section sets forth the cumulative redundancy (deficiency) of unpaid losses and loss adjustment expenses on a gross basis, which represents the aggregate change in the estimates of such losses over all prior years starting with the 1993 calendar year.

           The Company calculates its loss reserves on the basis of management's best estimate. In 8 out of the past 10 years, the Company has recorded redundancies in its net loss reserve position. The Company's considered view, in light of this history, is that management is highly sensitive to the nuances of the Company's lines of business and that establishing net loss reserves based upon management's best estimate is a more reliable method of calculating net loss reserves than providing a range of net loss reserves and gives the Company greater assurance that its net loss reserves are appropriate. In addition, the Company believes that its history of establishing adequate net loss reserves compares favorably with industry experience.

           The Company considers a variety of factors in its estimate of loss reserves. These elements include, but are not necessarily limited to, the level of catastrophe losses incurred during the period, the length of the reporting tail (i.e. occurrence versus claims made coverage), the nature of the risk insured (i.e. property versus liability), the level of net retention per loss and the emergence of identifiable trends in the statistical analysis of paid and incurred loss data. Case loss reserves are determined by evaluating reported claims on the basis of the type of loss involved, knowledge of the circumstances surrounding the claim and the policy provisions relating to the type of loss. IBNR losses are estimated on the basis of statistical information with respect to the probable number and nature of losses which have not yet been reported to the Company. The Company utilizes many different types of actuarial methods in calculating IBNR. This includes an evaluation of IBNR by the use of historical paid loss and incurred data utilizing the Bornheutter-Ferguson method.




                                                                          Year Ended December 31,
                    ----------------------------------------------------------------------------------------------------------------
Year Ended               1993      1994      1995       1996      1997      1998      1999       2000      2001      2002     2003
December 31              ----      ----      ----       ----      ----      ----      ----       ----      ----      ----     ----

Estimated Liability for Net Unpaid Losses and Loss Adjustment Expenses
                        208,366   212,377   229,916    227,370   222,335   213,589   196,865    199,685   210,953   208,979  242,311

Cumulative Amount of Net Losses and Loss Adjustment Expenses Paid as a Percentage of Original Estimate:

     1  Year Later        22%       20%       20%        17%       19%       20%       24%        28%       30%        8%
     2  Years Later       37%       34%       32%        30%       32%       35%       39%        56%       30%
     3  Years Later       49%       44%       42%        42%       43%       43%       53%        64%
     4  Years Later       57%       53%       51%        51%       49%       51%       58%
     5  Years Later       64%       62%       58%        56%       54%       55%
     6  Years Later       71%       68%       62%        58%       57%
     7  Years Later       76%       72%       64%        61%
     8  Years Later       77%       73%       66%
     9  Years Later       78%       75%
    10  Years Later       80%


Net Liability Re-estimated including Cumulative Net Paid Losses and Loss Adjustment Expenses as a percentage of Original Estimate:

     1  Year Later        99%       97%       94%        90%       91%       94%       96%       105%      102%       99%
     2  Years Later       96%       95%       87%        87%       87%       87%       94%       108%      101%
     3  Years Later       95%       91%       86%        85%       83%       84%       95%       104%
     4  Years Later       93%       91%       86%        83%       81%       85%       91%
     5  Years Later       94%       92%       85%        82%       81%       82%
     6  Years Later       95%       93%       84%        82%       80%
     7  Years Later       95%       92%       84%        80%
     8  Years Later       94%       92%       83%
     9  Years Later       95%       91%
    10  Years Later       94%


Cumulative             11,822    18,660    38,968     44,579    45,324    38,859    17,066    (8,850)   (2,111)     1,410
 Redundancy/(Deficiency)

Gross Unpaid          407,321   435,072   417,795    411,837   388,402   401,584   425,469    411,267   534,189   516,002    518,930
  Losses and Loss Adjustment Expenses

Reinsurance          198,955    222,695   187,879    184,467   166,067   187,995   228,604    211,582   323,236   307,023    276,619
  Recoverable on Unpaid Losses and Loss Adjustment Expenses

Reserve               411,366   445,758   419,901    385,006   403,816   433,241   449,567    458,366   576,835   519,449
  Re-estimated Gross

Reserve               214,822   252,040   228,953    202,215   226,805   258,511   269,767    249,831   363,771   311,879
  Re-estimated Reinsurance Recoverable

Gross Cumulative      (4,045)  (10,686)   (2,106)     26,831  (15,414)  (31,657)  (24,098)   (47,099)  (42,646)   (3,447)
  Redundancy (Deficiency)



           The net loss reserve deficiency reported for the 2001 and 2000 calendar years reflects adverse development from the Company's operations in MMO London due to higher than expected claim frequencies and the emergence of longer than expected loss development patterns. Also contributing to each year's increase were provisions made for insolvent or financially impaired reinsurers and adverse development from the Company's other liability line reflecting umbrella exposures. Both of the 2001 and 2000 reported deficiencies were partially offset by favorable development in the ocean marine line of business.

           Gross loss reserve deficiencies were reported in most years. Even though gross deficiencies were reported in those years, the Company reported redundancies in net loss reserves in most of those years. Much of the gross loss reserve deficiencies were brought about by adverse development from MMO London and adverse gross loss development in its umbrella (other liability) losses as a result of the additional development of asbestos losses. Asbestos and environmental liabilities are difficult to estimate for many reasons, including the long waiting periods between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability developments, which can be difficult to predict, also contribute to uncertainties in estimating reserves for asbestos and environmental liabilities. However, much of this gross loss reserve deficiency in the other liability line resulted in smaller net deficiencies due to a substantial amount of the gross loss reserve being reinsured. The smaller net deficiencies were more than offset by redundancies in the Company's ocean marine line. In addition, a few large severity losses in the Company's core lines also contributed to adverse gross loss development. Much of these losses were also reinsured resulting in an insignificant impact on net development.

           The following table provides a reconciliation of the Company's consolidated liability for losses and loss adjustment expenses at the beginning and end of 2003, 2002 and 2001:



                                                                            Year ended December 31,
                                                               ------------------------------------
                                                                    2003           2002          2001
                                                                    ---------------------------------
                                                                              (In thousands)

Net liability for losses and loss adjustment
  expenses at beginning of year ................                  $ 208,979    $ 210,953    $ 199,685
                                                                  ---------    ---------    ---------
Provision for losses and loss adjustment
  expenses occurring in current year ...........                     57,125       68,952       78,221
Increase (decrease) in estimated losses and loss
  adjustment expenses for claims occurring
  in prior years (1) ...........................                     (1,410)       4,389        9,604
Deferred income-loss portfolio
  assumption(2) ................................                         --           15           76
                                                                  ---------    ---------    ---------
Net loss and loss adjustment expenses
  incurred .....................................                     55,715       73,356       87,901
                                                                     ------       ------       ------
Less:
Losses and loss adjustment expense payments
  for claims occurring during:
      Current year .............................                      5,241       11,950       20,354
      Prior years ..............................                     17,142       63,365       56,203
                                                                     ------       ------       ------
                                                                     22,383       75,315       76,557
Add:
Deferred income-loss portfolio assumption(2) ...                         --          (15)         (76)
                                                                  ---------    ---------    ---------
Net liability for losses and loss adjustment
  expenses at year end .........................                    242,311      208,979      210,953
                                                                  ---------    ---------    ---------
Ceded unpaid losses and loss adjustment
  expenses at year end .........................                    276,619      307,023      323,236
                                                                  ---------    ---------    ---------
Gross unpaid losses and loss adjustment
  expenses at year end .........................                  $ 518,930    $ 516,002    $ 534,189
                                                                  =========    =========    =========

           (1) The adjustment to the consolidated  liability for losses and loss adjustment  expenses for losses  occurring  in prior years  reflects the net effect of the  resolution  of losses for other than full reserve value and subsequent  readjustments of loss values. The decrease in 2003 of $1.4  million  reflects  favorable  loss  development  arising  from the ocean marine line of business,  partially  offset by adverse  development  in the aviation  line for  accident  years
     1997-2000.  The  increase  in 2002 of $4.4  million  reflects  provisions  made  for  insolvent, financially impaired and commuted  reinsurers,  and adverse development from the Company's other liability line  reflecting  umbrella  exposures.  The 2001 year reflects $9.6 million of adverse development  from the  Company's  operations  in MMO London due to higher  than  expected  claim frequencies  and  the  emergence  of  longer  than  expected  loss  development  patterns.  Also contributing  to the 2001 increase were  provisions  made for insolvent or financially  impaired reinsurers.  Both of the 2002 and 2001 amounts were partially offset by favorable development in the ocean marine line of business.

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

           The following table sets forth the reconciliation of the consolidated net liability for losses and loss adjustment expenses based on statutory accounting principles for the domestic insurance companies to the consolidated amounts based on accounting principles generally accepted in the United States of America ("GAAP") as of December 31, 2003, 2002 and 2001:


                                                                                Year ended December 31,
                                                                                ----------------------
                                                                          2003         2002         2001
                                                                          ------------------------------
                                                                                  (In thousands)

Net liability for losses and loss adjustment expenses
  reported based on statutory accounting principles ..........            $228,760   $195,948   $156,203
Liability for losses and loss adjustment expenses assumed
  from two former pool members ...............................               4,371      4,826      5,360
 (excludes $3,117, $3,351 and $2,402 at  December 31, 2003,
  2002 and 2001, accounted for in the statutory liability for losses and loss adjustment expenses)
MMO London ...................................................                  --         --     36,823
Other, net ...................................................               9,180      8,205     12,567
                                                                             -----      -----     ------
Net liability for losses and loss adjustment expenses reported
  based on GAAP ..............................................             242,311    208,979    210,953
Ceded liability for unpaid losses and loss adjustment expenses             276,619    307,023    323,236
                                                                          --------   --------   --------
Gross liability for unpaid losses and loss adjustment expenses            $518,930   $516,002   $534,189
                                                                          ========   ========   ========


Regulation

           The Company's domestic insurance companies are regulated by the insurance regulatory agencies of the states in which they are authorized to do business. New York Marine is licensed to engage in the insurance business in all states.

           Gotham is permitted to write excess and surplus lines insurance on a non-admitted basis in all of the states except Arkansas, Massachusetts, Nevada, New Hampshire and Vermont. Gotham is licensed to engage in the insurance business in the state of New York and, as such, cannot write excess and surplus business in that state.

           Many aspects of the Company's insurance business are subject to regulation. For example, minimum capitalization must be maintained; certain forms of policies must be approved before they may be offered; reserves must be established in relation to the amounts of premiums earned and losses incurred; and, in some cases, schedules of premium rates must be approved. In addition, state legislatures and state insurance regulators continually re-examine existing laws and regulations and may impose changes that materially adversely affect the Company's business.

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

           The NAIC's project to codify statutory accounting principles was approved by the NAIC in 1998. The purpose of codification was to provide a comprehensive basis of accounting for reporting to state insurance departments. The approval of codified accounting rules included a provision for the state insurance commissioners to modify such accounting rules by practices prescribed or permitted for insurers in their state. The domestic insurance companies are domiciled in the State of New York, however, there were no differences in 2003 or in 2002 between prescribed accounting practices and those approved by the NAIC. Codification became effective on January 1, 2001 and did not have a material impact on the domestic insurance companies' policyholders' surplus.

           New York Marine and Gotham are subject to examination by the Insurance Department of the State of New York. The insurance companies' most recent examination was for the year ended December 31, 2000. There were no significant adjustments which resulted from that examination.

           MMO London operated in a highly regulated environment within the overall Lloyd's market. Lloyd's maintains regulatory departments that review the management and operation of all agencies and syndicates to ensure that business is conducted in accordance with Lloyd's standards. Syndicates are required to maintain trust funds for insurance transactions, with strict guidelines on withdrawals from such funds. Annual solvency tests are conducted to ensure that syndicates maintain minimum capital requirements in accordance with ratios prescribed by Lloyd's.

           The following table shows, for the periods indicated, the Company's consolidated domestic insurance companies' statutory ratios of net premiums written (gross premiums less premiums ceded) to policyholders' surplus:



                                                            Year Ended December 31,
                                --------------------------------------------------------------------------------
                                   2003             2002              2001             2000                 1999
                                --------------------------------------------------------------------------------
                                                            (Dollars in thousands)

Net premiums written......      $ 98,307          $106,140          $ 78,438          $ 61,584          $ 38,741
Policyholders' surplus....       186,325           180,394           152,061           184,688           200,899
                                --------          --------          --------          --------          --------
Ratio ....................      .53 to 1          .59 to 1          .52 to 1          .33 to 1          .19 to 1

While there are no statutory requirements applicable to the Company, which establish permissible premium to surplus ratios, guidelines established by the NAIC provide that the statutory net premiums written to surplus ratio should be no greater than 3 to 1. The Company is well within those guidelines.

           NYMAGIC's principal source of income is dividends from its subsidiaries, which are used for payment of operating expenses, including interest expense, loan repayments and payment of dividends to NYMAGIC's shareholders. The maximum amount of dividends that may be paid to NYMAGIC by the domestic insurance company subsidiaries is limited to the lesser of 10% of policyholders' surplus or 100% of adjusted net investment income, as defined under New York Insurance Law. Within this limitation, the maximum amount which could be paid to the Company out of the domestic insurance companies' surplus was approximately $15,900,000 as of December 31, 2003.

           The Company's subsidiaries have paid dividends to the Company of $9.6 million, $13.1 million and $12.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. During the first quarter of 2004, New York Marine requested and received approval from the State of New York Insurance Department to pay an extraordinary dividend of $15,000,000 to the Company.

           Each of New York Marine and Gotham is required to invest an amount equal to the greater of its minimum capital or its minimum policyholder surplus in obligations of the United States, obligations of the State of New York or its political subdivisions, obligations of other states and obligations secured by first mortgage loans. Sixty percent of that amount is required to be invested in obligations of the United States or obligations of the State of New York or its political subdivisions. In addition, each of New York Marine and Gotham is required to invest an amount equal to 50% of the aggregate amount of its unearned premium, loss and loss adjustment expense reserves in the following categories: cash, government obligations, obligations of U.S. institutions, preferred or guaranteed shares of U.S. institutions, loans secured by real property, real property, certain permitted foreign investments and development bank obligations. Investments in the foregoing categories are also subject to detailed quantitative and qualitative limitations applicable to individual categories and to an overall limitation that no more than 10% of each insurance company's assets may be invested in any one institution. After each of New York Marine and Gotham invests an amount equal to 50% of its unearned premium, loss and loss adjustment reserves in the foregoing investments, each of New York Marine and Gotham may invest in equity and partnership interests, securities issued by registered investment companies and other otherwise impermissible investments, subject to applicable laws and regulatory requirements.

           Several states have established guaranty funds which serve to provide the assured with payments due under policies issued by insurance companies that have become insolvent. Insurance companies that are authorized to write in states are assessed a fee, normally based on direct writings in a particular state, to cover any payments made or to be made by guaranty funds. New York Marine and Gotham are subject to such assessments in the various states. The amounts paid for such assessments were approximately $121,000, $98,000, and $48,000 for the years ended 2003, 2002, and 2001, respectively.

           The Terrorism Risk Insurance Act of 2002 ("TRIA") became effective on November 26, 2002. TRIA applies to all licensed and surplus lines insurers doing business in the United States, including Lloyd's and foreign insurers, who are writing commercial property or casualty insurance. Under TRIA, the federal government will provide the insurance industry with assistance in the event there is a loss from certain acts of terrorism. The program terminates on December 31, 2005. Each insurer has an insurer deductible under TRIA, which is based upon the prior year's direct commercial earned premiums. For 2003, that deductible was 7% of direct commercial earned premiums in 2002. The insurer deductible percentage is 10% in 2004 and 15% in 2005. For losses exceeding the insurer deductible, the federal government will reimburse the insurer for 90% of insured losses, while the insurer retains 10%. The Company's insurer deductible under TRIA would have been approximately $8 million in 2003, and would be $11 million in 2004.

           The TRIA will assist the Company to mitigate our exposure in the event of loss from an act of terrorism. In addition, part of the insurer deductible might be satisfied by recoveries under the Company's existing reinsurance program, and the Company has purchased additional reinsurance to further minimize its loss from an act of terrorism. Effective January 1, 2004 the Company has obtained reinsurance protection for a one year period covering a limit of $8,000,000 in excess of the first $2,500,000 retained losses to the Company arising from terrorist acts.

Investment Policy

           The Company follows an investment policy, which is reviewed quarterly and revised periodically by management and is approved by the Finance Committee of the Board of Directors. The investments of the Company's subsidiaries conform to the requirements of the New York State Insurance Law and Regulations as well as the National Association of Insurance Commissioners (the "NAIC"). The Company recognizes that an important component of its financial results is the return on invested assets. As such, management will establish the appropriate mix of traditional fixed income securities and other investments (including equity and equity-type investments; e.g. hedge funds) to maximize rates of return while minimizing undue reliance on low quality securities. Overall investment objectives are to (i) seek competitive after-tax income and total return as appropriate, (ii) maintain, in aggregate, medium to high investment grade fixed income asset quality, (iii) ensure adequate liquidity and marketability to accommodate operating needs, (iv) maintain fixed income maturity distribution commensurate with the Company's business objectives and (v) provide portfolio flexibility for changing business and investment climates. The Company's investment strategy incorporates guidelines (listed below) for asset quality standards, asset allocations among investment types and issuers, and other relevant criteria for the investment portfolio. In addition, invested asset cash flows, from both current income and investment maturities, are structured after considering the amount and timing of projected liabilities for losses and loss adjustment expenses under New York Marine and Gotham's insurance policies using actuarial models.

           The investment policy for New York Marine as of December 31, 2003 was as follows:

        1. Liquidity Portfolio: At least $20,000,000 will be maintained in liquid funds. Investments in the liquidity portfolio shall be limited to cash, direct obligations of the U.S. Government, repurchase agreements, obligations of government instrumentalities, obligations of government sponsored agencies, certificates of deposit, prime bankers acceptances, prime commercial paper, corporate obligations and tax-exempt obligations rated Aa3/AA- or MIG2 or better by Standard & Poor's ("S&P") or Moody's. No investment in the liquidity portfolio will exceed one year's duration from the time of purchase. No investment in the liquidity portfolio will exceed 5% of policyholders' surplus at the time of purchase as last reported to the New York State Insurance Department except for direct obligations of the U.S. Government or its instrumentalities or repurchase agreements collateralized by direct obligations of the U.S. Government or its instrumentalities in which case there will be no limit.

        2. Fixed Income Portfolio: Obligations of the U.S. Government, its instrumentalities, and government sponsored agencies will not be restricted as to amount or maturity. At least 75% of the corporate and tax-exempt investments in the fixed income portfolio will be restricted to those obligations rated, at a minimum, Baa3 by Moody's or BBB- by S&P. For purposes of this calculation, the liquidity portfolio also will be included. Concentration will not exceed 5% of policyholder's surplus at the time of purchase as last reported to the New York State Insurance Department. For those securities with fixed interest rates, maturities will not exceed 30 years from date of purchase. At least 75% of the investments in asset backed securities shall similarly be rated, at a minimum, Baa3 by Moody's or BBB- by S&P. Individual issues will be restricted to 5% of policyholder's surplus at the time of purchase as last reported to the New York State Insurance Department. For those securities with fixed interest rates, maturities will not exceed 30 years from date of purchase. At least 75% of preferred stock investments with sinking funds will, at a minimum, be rated Baa3 by Moody's or BBB- by S&P. Individual issues will be limited to 5% of policyholder's surplus.

        3. Equity and Equity-Type Securities (Hedge Funds): Investments in this category (including convertible securities) will not exceed in aggregate 50% of policyholders' surplus or 30% of total investments whichever is greater. Equity investments in any one issuer will not exceed 5% of policyholders' surplus at the time of purchase as last reported to the New York State Insurance Department. Investments in any individual hedge fund will not exceed 5% of policyholders' surplus. For the purposes of this 5% limitation, in the event that an individual hedge fund is comprised of a pool (basket) of separate and distinct hedge funds, then this 5% limitation will apply to the individual funds within the pool (or basket).

           Subsidiaries
           ------------

           New York Marine's investments in subsidiary companies are excluded from the requirements of New York Marine's investment policy.

           The investment policy of Gotham is identical to that of New York Marine, except that at least $5,000,000 will be maintained in the liquidity portfolio.

           The following sets forth the allocation of our investment portfolio as of the dates indicated:


                                                    December 31, 2003           Percent        December 31, 2002           Percent
                                                    -----------------           -------        -----------------           -------
Fixed Maturities Available for Sale:
------------------------------------

U.S. Treasury Securities                            $          9,184,916          1.77%        $         9,413,908            2.19%
Municipalities                                                17,352,350          3.35%                 21,066,341            4.91%
Corporate Bonds                                               66,933,425         12.93%                        ---            ---
------------------------------------------------------------------------------------------------------------------------------------
           Subtotal                                 $         93,470,691         18.05%        $        30,480,249            7.10%

Trading Securities:
------------------
Collateralized Debt Obligations                               61,736,951         11.93%                        ---            ---
------------------------------------------------------------------------------------------------------------------------------------
Total Fixed Maturities and Trading Portfolio        $        155,207,642         29.98%        $        30,480,249            7.10%

Short-term Investments                                       257,059,675         49.65%                355,803,960           82.84%
------------------------------------------------------------------------------------------------------------------------------------
Total Fixed Maturities and Short-term Investments   $        412,267,317         79.63%                386,284,209           89.94%

Limited Partnership Hedge Funds                              105,434,419         20.37%                 38,477,219            8.96%
Industrial & Misc. Common Stocks                                     ---         ---                     4,728,485            1.10%
------------------------------------------------------------------------------------------------------------------------------------
Total Investment Portfolio                          $        517,701,736        100.00%        $       429,489,913          100.00%


Relationship with Mariner Partners, Inc.

           The Company's investments are monitored by management and the Finance Committee of the Board of Directors. The Company entered into an investment management agreement with Mariner Partners, Inc. ("Mariner") effective October 1, 2002 that was amended and restated on December 6, 2002. As described in more detail under "Mariner Investment Management Agreement", under the terms of the agreement, Mariner manages the Company's domestic insurance subsidiaries' investment portfolios. Fees to be paid to Mariner are based on a percentage of the investment portfolio as follows: .20% of liquid assets, .30% of fixed maturity investments and 1.25% of hedge fund (limited partnership) investments. William J. Michaelcheck, a Director of the Company, is Chairman, Chief Executive Officer and owns a majority of the stock of Mariner. George R. Trumbull, Chairman, Chief Executive Officer and a Director of the Company, A. George Kallop, Executive Vice President and Chief Operating Officer, and William D. Shaw, Jr., Vice Chairman and a Director of the Company, are also associated with Mariner.

           Mariner also entered into a voting agreement with Mark W. Blackman, Blackman Investments, LLC and certain trusts and foundations affiliated with Louise B. Tollefson, of which Robert G. Simses, a director of the Company, is trustee, on February 20, 2002. As described in more detail under "Voting Agreement," Mariner, with the approval of two of the three voting agreement participating shareholders, is generally authorized to vote all of the common shares covered by the voting agreement, which constituted approximately 33% of the Company's issued and outstanding shares of common stock as of March 1, 2004.

           The voting agreement also gives Mariner the right to purchase up to 1,800,000 shares of the Company's common stock from the voting agreement participating shareholders. The option exercise price per share is based on the date the option is exercised. At the time the voting agreement was signed, the option exercise price was $19.00, with the exercise price increasing $0.25 per share every three months, subject to deduction for dividends paid. The exercise price of the option as of March 1, 2004 was $20.76. Generally, Mariner's option will expire 30 days after the termination of the voting agreement, which is scheduled to terminate on February 15, 2007, if not terminated earlier.

Voting Agreement

           On February 20, 2002, shareholders who are affiliated with the Blackman/Tollefson family entered into a voting agreement with Mariner which affected approximately 33% of the voting power of NYMAGIC as of March 1, 2004.

           Mariner is an investment management company founded by William J. Michaelcheck, a member of our Board of Directors. Mr. Michaelcheck is the majority shareholder of Mariner. One of Mariner's wholly-owned subsidiaries, Mariner Investment Group, Inc., which we refer to as the Mariner Group, was founded in 1992 and, together with its affiliates, provides investment management services to investment funds, reinsurance companies and a limited number of institutional managed accounts. The Mariner Group has been a registered investment adviser since May 2003.

           The shares subject to the voting agreement were originally held by John N. Blackman, Sr., who founded the Company in 1972 and died in 1988. The shareholders who are parties to the voting agreement are either heirs of Mr. Blackman, whom we refer to as our founder, or entities established or controlled by them. Three of those shareholders are designated in the voting agreement as "participating shareholders" and have the specific rights described below. The participating shareholders are as follows:

           o Mark W. Blackman, a son of our founder and Louise B. Tollefson, is a participating shareholder in his individual capacity. He has been a member of our Board of Directors since 1979 and served as our President from 1988 to 1998. He has been our Chief Underwriting Officer since June 2002.

           o John N. Blackman, Jr., a son of our founder and Louise B. Tollefson, acts as a participating shareholder in his dual capacity as controlling member of Blackman Investments LLC and co-trustee of the Blackman Charitable Remainder Trust dated April 1, 2001. He has been a member of our Board of Directors since 1975 and served as Chairman of the Board from 1988 to 1998.

           o Robert G. Simses acts as a participating shareholder in his capacity as sole trustee of the Louise B. Tollefson 2000 Florida Intangible Tax Trust dated December 12, 2000, sole trustee of the Louise B. Blackman Tollefson Family Foundation dated March 24, 1998, co-trustee of the Louise B. Tollefson Charitable Lead Annuity Trust dated March 30, 2000 and co-trustee of the Bennett
              H. Tollefson Charitable Lead Unitrust dated March 30, 2000. We refer to these trusts and foundations as the Tollefson trusts. The settlor of most of these trusts, Louise B. Tollefson, is the former wife of our founder and was a member of our Board of Directors from 1986 to 2001. Mr. Simses has been a member of our Board of Directors since 2001. He is also Managing Partner of the law firm of Simses & Associates and President and Chief Operating Officer of The William H. Pitt Foundation Inc.

Voting Rights of Mariner

           The participating shareholders retained significant voting rights over their shares under the voting agreement. Mariner may only vote the shares that are subject to the voting agreement with the written approval of two of the three participating shareholders. If two of the three participating shareholders fail to approve any vote by Mariner on any matter, then Mariner is not permitted to vote on that matter and generally the participating shareholders are also not permitted to vote on that matter. However, if one of the following types of matters is under consideration and two of the three participating shareholders fail to approve the vote by Mariner, the participating shareholders are entitled to vote their shares instead of Mariner:

           o the merger or consolidation of NYMAGIC into or with another corporation,

           o  the sale by NYMAGIC of all or substantially all of its assets,

           o  the dissolution and/or liquidation of NYMAGIC, or

           o  any recapitalization or stock offering of NYMAGIC.

Nomination of Directors

           Prior to the amendment to the voting agreement dated February 24, 2004 (the "2004 Amendment") the voting agreement provided for our Board of Directors to consist of twelve directors. The 2004 Amendment increased the size of the Board to thirteen members and David E. Hoffman was elected to the newly created Board position on February 26, 2004. The 2004 Amendment also provides that, on or before the 2004 annual meeting of shareholders of the Company, Mariner and the participating shareholders agree to use their reasonable efforts to cause the Company to take such action as is necessary to reduce the number of currently authorized directors to nine. See "Amendments to the Voting Agreement." Certain information relating to nomination of candidates to the Board is as follows:

           o Prior to the 2004 Amendment, Mariner was entitled to nominate four candidates. The four current directors who were nominated by Mariner are William J. Michaelcheck, George R. Trumbull III, who serves as our Chairman and Chief Executive Officer, A. George Kallop, who serves as our Executive Vice President and Chief Operating Officer, and William D. Shaw, Jr., who serves as our Vice Chairman. Following the 2004 Amendment, Mariner is entitled to nominate three candidates for election to the Board.

           o Prior to the 2004 Amendment, each participating shareholder was entitled to nominate two candidates. The two current directors who were nominated by John N. Blackman, Jr. are John N. Blackman, Jr. and John R. Anderson. The two current directors who were nominated by Mark W. Blackman are Mark W. Blackman and Glenn R. Yanoff. The two current directors who were nominated by Robert G. Simses are Robert G. Simses and Glenn Angiolillo. Following the 2004 Amendment, each of Robert G. Simses, Mark W. Blackman and John N. Blackman, Jr. is entitled to nominate one candidate for election to the Board, provided that the candidates nominated by Mark W. Blackman and John N. Blackman, Jr. shall qualify as independent directors under the rules of the New York Stock Exchange and all other applicable laws and regulations.

           o Prior to the 2004 Amendment, our Chief Executive Officer was entitled to nominate two candidates. The two current directors who were nominated by Mr. Trumbull are David W. Young and John T. Baily. Following the 2004 Amendment, our Chief Executive Officer is entitled to nominate three candidates for election to the Board, all of whom shall qualify as independent directors under the rules of the New York Stock Exchange and all other applicable laws and regulations.

           On February 26, 2004, John R. Anderson, Glenn Angiolillo, John T. Baily, David E. Hoffman, William J. Michaelcheck, William D. Shaw, Jr., Robert
G. Simses, George R. Trumbull III, and David W. Young were nominated for election to the Board at the next annual meeting of shareholders.

           If any participating shareholder does not nominate a candidate for election to the Board, then, in addition to its other rights, Mariner, instead of that participating shareholder, may nominate a number of candidates equal to the number not nominated by the participating shareholders. In addition, the participating shareholders have agreed, consistent with their fiduciary duties, to cause their nominees to the Board to vote for one of the Mariner-nominated directors, as designated by Mariner, as Chairman of each meeting.

Election of Directors

           Provided that the candidates of the participating shareholders would not be legally disqualified from serving as directors of NYMAGIC, Mariner is required to vote all shares that are subject to the voting agreement in favor of the election of those candidates, or any successor or replacement candidates, nominated by the participating shareholders. Mariner is not permitted to vote the shares subject to the voting agreement to remove any director nominated by a participating shareholder without the consent of that participating shareholder. In accordance with the general voting provisions discussed above under the heading "Voting Rights of Mariner," Mariner is permitted to vote the shares subject to the voting agreement to elect its own candidates only with the written approval of two of the three participating shareholders. In connection with the election of directors at the annual meeting of shareholders in 2003, all three of the participating shareholders approved the voting of those shares to elect the four candidates nominated by Mariner.

Termination Provisions

           The voting agreement will terminate upon the earliest to occur of the following dates:

           o  February 15, 2007;

           o the merger or consolidation of NYMAGIC into another corporation, the sale of all or substantially all its assets or its dissolution and/or its liquidation;

           o  immediately upon the resignation of Mariner; or

           o upon written notice of such termination to Mariner from all of the participating shareholders.

Mariner Stock Option

           The voting agreement also gives Mariner the right to purchase at any time and from time to time up to 1,800,000 shares of our common stock from the participating shareholders in the amounts set forth below opposite each participating shareholder's name:


           o  Mark W. Blackman                                       450,000 shares

           o  Blackman Investments, LLC                              450,000 shares

           o  Robert G. Simses, as trustee of the Tollefson trusts   900,000 shares

In the event Mariner exercises this option, Mr. Simses will have the sole right to determine the number of shares to be provided by any one of the Tollefson trusts.

           The option exercise price per share is based on the date the option is exercised. At the time the voting agreement was signed, the option exercise price was $19.00, with the exercise price increasing $0.25 per share every three months. The initial exercise price of $19.00 was approximately equal to the mid-point of the market price of our common stock and the book value of our common stock, during the period in which the voting agreement was negotiated. The final exercise price, for exercises between February 15, 2007 and March 17, 2007, is $24.00 per share. The exercise price will be adjusted by deducting the cumulative amount of dividends paid by us in respect of each share of its common stock from January 31, 2003 through the date Mariner exercises its option. This option was granted with the intention of aligning Mariner's interests with the interests of all of our shareholders. The exercise price of the option as of March 1, 2004 was $20.76 per share.

            Generally, Mariner's option will expire 30 days after the termination of the voting agreement. However, if the voting agreement is terminated prior to February 15, 2007 by unanimous written notice from the participating shareholders, then the option will continue in full force and effect until the close of business on February 15, 2007, unless the termination was due to gross negligence or willful misconduct by Mariner that causes or is reasonably likely to cause direct, substantial and provable damage to NYMAGIC, in which case the option will terminate concurrently with the termination of the voting agreement.

Transferability of the Option

           The option granted to Mariner is not transferable except in the following instances, with the assignee agreeing to be bound to the voting agreement:

           o Mariner is permitted to assign the option, in whole or in part, to any one or more of William J. Michaelcheck, William D. Shaw, Jr., George R. Trumbull and A. George Kallop or any other individual employed by or acting as a consultant for Mariner in connection with NYMAGIC.

           o With the written consent of at least two participating shareholders, Mariner or any assignee as described above is permitted to assign the option, in whole or in part, to any one or more other persons.

           On April 4, 2002, Mariner entered into an agreement with each of William D. Shaw, Jr., the Company's Vice Chairman, and A. George Kallop, the Company's Executive Vice President and Chief Operating Officer, whereby Mariner agreed to hold a portion of the option covering 315,000 shares of NYMAGIC as nominee for each of Mr. Shaw and Mr. Kallop.

Consideration to Mariner

           Mariner did not pay any cash consideration to the participating shareholders, nor did the participating shareholders pay any cash consideration to Mariner, in connection with the voting agreement. Mariner's sole compensation for entering into the voting agreement, as opposed to the investment management arrangement discussed below, is the option to purchase NYMAGIC shares from the participating shareholders. To date, Mariner has not exercised this option, but should it elect to do so, it would pay the option exercise price to the participating shareholders at that time.

Transferability of NYMAGIC Shares

           The participating shareholders retain the right to transfer any of the shares covered by the voting agreement, provided that two conditions are satisfied. First, the participating shareholders must at all times retain the number of shares necessary to enable Mariner to exercise its option. Second, except for 250,000 shares of each participating shareholder, the transferred shares must remain subject to the voting agreement. The participating shareholders waived the requirement that assignees be bound by the voting agreement with respect to 2,150,000 shares sold pursuant to a public offering in December 2003.

Background of and Reasons for the Voting Agreement

           The participating shareholders entered into the voting agreement with Mariner in February 2002 because they were dissatisfied with the recent financial performance of NYMAGIC and with the high turnover in its senior management, as evidenced by the succession of four Chief Executive Officers and three Chairmen of the Board over a four-year period. The voting agreement was intended to permit Mariner to coordinate the voting of the participating shareholders for Mariner's recommended actions, subject to receiving the consent of two out of three of them on each matter voted upon. The goal of this voting arrangement was to secure a new, unified management team for NYMAGIC.

           The first of the participating shareholders to have discussions with the Mariner Group about a potential role for the Mariner Group in relation to NYMAGIC was Mr. Simses, who was acquainted with the Mariner Group. In October 2001, Mr. Simses spoke with Mr. Shaw about an investment that the Tollefson trusts were contemplating in several hedge funds managed by the Mariner Group. In the course of that discussion, Mr. Simses expressed his disappointment with the recent financial performance of NYMAGIC and the high level of executive turnover, and Mr. Shaw suggested that the Mariner Group could offer its expertise in investment and financial management and its contacts in the investment and financial community to assist in finding new leadership and turning the company around. Mr. Simses communicated this suggestion to Bennett
H. Tollefson, a co-trustee of some of the Tollefson trusts and husband of Louise
B. Tollefson. At the request of Mr. Simses, acting on behalf of Mrs. Tollefson, Mark W. Blackman met with members of the Mariner Group's management in November 2001 to discuss possible structural arrangements for the Mariner Group to become involved in the management of NYMAGIC. In December 2001, John N. Blackman, Jr. joined these conversations and the basic structure of the voting agreement was developed. On February 20, 2002, the voting agreement was signed.

Management Changes Following Signing of the Voting Agreement

           On March 4, 2002, Mr. Michaelcheck sent a letter to Robert W. Bailey, who was then NYMAGIC's Chairman and Chief Executive Officer, enclosing a copy of the voting agreement, stating that the participating shareholders intended to bring about a change in the composition of NYMAGIC's Board of Directors and requesting a meeting with Mr. Bailey to discuss these matters. In March 2002, Mr. Michaelcheck and Mr. Trumbull met with Mr. Bailey to discuss Mariner's plans for the Company. In the following weeks, Mr. Bailey and the incumbent Board cooperated with Mariner and the participating shareholders in effecting a smooth transition in leadership. Among other things, the Board agreed to nominate for election as directors at the annual meeting those candidates who were recommended by Mariner and the participating shareholders, as well as Mr. Bailey, the then current Chairman and Chief Executive Officer. This was purely voluntary on the part of the incumbent Board, since, for the regulatory reasons discussed below, Mariner did not yet have the ability to exercise the voting rights and board nomination rights provided in the voting agreement. Before nominating Mr. Angiolillo and the four Mariner candidates, the incumbent Board conducted an independent review of the backgrounds of those candidates in order to satisfy itself as to their qualifications. The remaining five candidates recommended by the participating shareholders were already members of the Board, as was Mr. Bailey. The new Board consisting of eleven directors was elected by the NYMAGIC shareholders at the annual meeting on May 22, 2002. Following the election of the new Board of Directors, Mr. Trumbull was appointed Chairman, Mr. Shaw was appointed Vice Chairman and Mr. Kallop was appointed Executive Vice President. On June 30, 2002, upon the retirement of Mr. Bailey, Mr. Trumbull succeeded him as Chief Executive Officer. Also in June 2002, Mr. Mark W. Blackman rejoined the Company and was subsequently appointed Chief Underwriting Officer.

Regulatory Considerations

           During the period of management changes in May and June 2002, Mariner's voting rights, board nomination rights and right to acquire through exercise of the option 10% or more of the voting stock of NYMAGIC were not yet effective. The reason for this delayed effectiveness is that, for purposes of the New York insurance holding company statute, the exercise of any of those rights would have constituted "control" of NYMAGIC and its subsidiaries, New York Marine and Gotham. Under the provisions of the holding company statute which govern acquisitions of control, Mariner and its majority owner, William J. Michaelcheck, were required to obtain the approval of the New York Superintendent of Insurance before any of the above control rights could go into effect. Accordingly, on April 1, 2002, Mariner and Mr. Michaelcheck filed an application for approval of acquisition of control with the New York Superintendent of Insurance.

           As a condition of obtaining that approval, on July 8, 2002, Mariner and Mr. Michaelcheck furnished a commitment letter to the New York State Insurance Department, which, among other matters, provided that until July 31, 2004, Mariner and Mr. Michaelcheck will prevent New York Marine and Gotham from paying any dividends without the prior written consent of the department. New York Marine and Gotham adopted board of directors' resolutions containing a comparable commitment not to pay dividends prior to July 31, 2004 without the prior written consent of the department, and NYMAGIC submitted those resolutions to the department in conjunction with Mariner's application. Following receipt of the commitment letter and New York Marine and Gotham board resolutions, and completion of the department's review of the application, the Superintendent of Insurance granted approval for the acquisition of control on July 31, 2002. Since that time, Mariner has had the full ability to exercise the share voting rights, board nomination rights and option rights provided in the voting agreement.

Amendments to the Voting Agreement

           The voting agreement provides that it may be amended or extended by the unanimous written consent of the participating shareholders and Mariner. The voting agreement was amended on January 27, 2003 to extend the duration of the agreement from February 15, 2005 to February 15, 2007 in order to provide Mariner with additional time to improve the performance of NYMAGIC, and in order to allow for the appointment of an eleventh director and David W. Young was chosen for this newly created Board position. Mr. Young is affiliated with Conning Capital Partners VI, L.P., which owns 500,000 shares of our common stock and options to purchase an additional 500,000 shares of our common stock and which we refer to as Conning. The voting agreement was further amended on March 12, 2003 to allow for the appointment of a twelfth director and John T. Baily was chosen for this newly created Board position. In addition, as discussed under "Transferability of NYMAGIC Shares," a limited waiver was agreed with respect to certain transferability restrictions.

           Following the sale of common stock in December 2003 by certain shareholders that are parties to the voting agreement, the Company was no longer a "controlled company" as defined in the New York Stock Exchange Listed Company Manual. Accordingly, the Company is required to have a majority of independent directors by December 16, 2004. In order to permit the Company to comply with this requirement certain provisions of the voting agreement relating to the nomination of directors and the size of the Board of Directors were amended on February 24, 2004 as described in "Nomination of Directors" above.

Mariner Investment Management Arrangement

           In addition to the voting agreement, Mariner entered into an investment management agreement with NYMAGIC, New York Marine and Gotham effective October 1, 2002. This investment management agreement was amended and restated on December 6, 2002. Under the terms of the investment management agreement, Mariner manages the Company's investment portfolios. Mariner may purchase, sell, redeem, invest, reinvest or otherwise trade securities on behalf of the Company. Mariner may, among other things, exercise conversion or subscription rights, vote proxies, select broker dealers and value securities and assets of the Company. Under the terms of the investment management agreement the Company's investments have been reallocated into the following three categories:

           o  the liquidity portfolio (cash management);

           o  the fixed-income portfolio (fixed-income investments); and

           o the hedge fund and equity portfolio (alternative investment vehicles and common and preferred equities).

           The investment management agreement does not have a specific duration period and may be terminated by either party on 30 days' prior written notice.

           Fees to be paid to Mariner under the investment management agreement are based on a percentage of the investment portfolio as follows: 0.20% of liquid assets, 0.30% of fixed maturity investments and 1.25% of hedge fund (limited partnership) investments. We incurred Mariner investment expenses of $317,514 pursuant to this agreement in 2002. For the year ended December 31, 2003, the Company incurred Mariner investment expenses of $1,753,021 pursuant to this agreement. Assuming this agreement remains in effect, the Company anticipates incurring Mariner investment expenses of approximately $2.6 million pursuant to this agreement in 2004. In the event that assets in the hedge fund and equity portfolio are invested in alternative investment vehicles managed by Mariner or any of its affiliates, the 1.25% advisory fee is waived with respect to those investments, although any fees imposed by the investment vehicles themselves are nonetheless payable. In 2003, the Company entered into a limited partnership hedge fund agreement with a Mariner affiliated company. In 2003, the Company made an investment of $11.0 million, representing a 100% interest, into this limited partnership hedge fund, which is consolidated in the financial statements. This hedge fund invests in collateralized debt obligations. Under the provisions of the agreement, the Mariner affiliated company is entitled to 50% of the net profit realized upon the sale of certain collateralized debt obligations held by the Company. Investment expenses incurred and payable under this agreement at December 31, 2003 amounted to $3,176,643 and were based upon the fair value of those securities held and sold during 2003. The partnership agreement also provides for other fees payable to the manager based upon the operations of the hedge fund. There were no other fees incurred through December 31, 2003. The Company cannot withdraw funds from this limited partnership for a minimum period of three years without the consent of the hedge fund manager.

           William J. Michaelcheck, a Director of the Company, is Chairman and Chief Executive Officer of Mariner and owns a majority of the stock of Mariner. George R. Trumbull, Chairman, Chief Executive Officer and a Director of the Company, A. George Kallop, Executive Vice President, Chief Operating Officer and a Director of the Company, and William D. Shaw, Jr., Vice Chairman and a Director of the Company, are also associated with Mariner. Currently, Mr. Trumbull is in the process of becoming a shareholder of Mariner. Messrs. Kallop and Shaw have contractual relationships with Mariner, with Mr. Kallop's contract relating to consulting services and Mr. Shaw's contract relating to investment services. As noted above, pursuant to the voting agreement, Mariner, together with the participating shareholders (Mark W. Blackman, John N. Blackman, Jr. and Robert G. Simses), controlled the vote of approximately 33% of NYMAGIC's outstanding voting securities as of March 1, 2004.

           The Company believes that the terms of the investment management agreement are no less favorable to NYMAGIC and its subsidiaries than the terms that would be obtained from an unaffiliated investment manager for the services provided. The investment management fees paid to Mariner were arrived at through negotiations between the Company and Mariner. All then current directors participated in the discussion of the investment management agreement. In accordance with the Company's conflict of interest policy, the investment management agreement was approved by an independent committee of the Company's board of directors, which consisted of all directors who were neither Mariner affiliates nor participating shareholders under the voting agreement. Thereafter, the investment management agreement was approved by the entire board of directors. Under the provisions of the New York insurance holding company statute, because of the control relationship between Mariner and New York Marine and Gotham, the investment management agreement was submitted for review by the New York State Insurance Department, which examined, among other things, whether its terms were fair and equitable and whether the fees for services were reasonable. Upon completion of that review, the investment management agreement was found to be non-objectionable by the department.

Subsidiaries

           NYMAGIC was formed in 1989 to serve as a holding company for the subsidiary insurance companies. NYMAGIC's largest insurance company subsidiary is New York Marine which was formed in 1972. NYMAGIC's other domestic insurance company subsidiary, Gotham, was organized in 1986 as a means of expanding into the excess and surplus lines marketplace. New York Marine and Gotham entered into a Reinsurance Agreement, effective January 1, 1987, under the terms of which Gotham cedes 100% of its gross direct business to New York Marine and assumes 15% of New York Marine's total retained business, beginning with the 1987 policy year. Accordingly, for policy year 1987 and subsequent, Gotham's underwriting statistics are similar to New York Marine's. As of December 31, 2003, 75% and 25% of Gotham's common stock is owned by New York Marine and NYMAGIC, respectively.

           Gotham does not assume or cede business to or from other insurance companies. As of December 31, 2003, New York Marine had aggregate receivables due from Gotham of approximately $31 million, or 18% of New York Marine's policyholders' surplus. Gotham had aggregate reinsurance receivables due from New York Marine, as of December 31, 2003, of approximately $28 million, or 49% of Gotham's policyholders' surplus.

           MMO was formed in 1964 to underwrite a book of ocean marine insurance and was acquired in 1991 by NYMAGIC. MMO's activities expanded over the years and it now underwrites a book of ocean marine, inland marine and other liability insurance.

           Midwest was formed in 1978 to underwrite a varied book of business located in the Midwest region and was acquired in 1991 by NYMAGIC.

           PMMO was formed in 1975 to underwrite a varied book of business located in the West Coast region and was acquired in 1991 by NYMAGIC.

           MMO UK was formed in 1997 as a Lloyd's limited liability corporate capital vehicle and was placed into runoff in 2002.

           MMO EU was formed in 1997 as a holding company for MMO UK.

Competition

           The insurance industry is highly competitive and the companies, both domestic and foreign, against which the Company competes, are often larger and could have greater capital resources than the Company and the pools. The Company's principal methods of competition are pricing and responsiveness to the individual insured's coverage requirements.

           We compete in the United States and international markets with domestic and international insurance companies. In the area of our primary focus, ocean marine liability, there are approximately 50 insurance companies writing more than $2 billion in annual premiums for ocean, drill rig, hull, war, cargo and other marine liability. Our main competitors and their respective shares of this market, as determined by Best's Aggregates and Averages, 2003 Edition (which used 2002 data), are: CNA Insurance Cos., 10.1%; American International Group, Inc., 9.0%; Ace INA Group, 8.1%; St. Paul Companies, 5.5%; Navigators Insurance Group, 3.8%; and XL America Group, 1.1%. Our market share is approximately 3.0%. We also write opportunistic excess and surplus property and casualty insurance programs for professional liability, commercial real estate, employment practices liability, surety, excess worker's compensation and commercial automobiles, but given the magnitude of these markets our market share is insignificant.

           The Company believes it can successfully compete against other companies in the insurance market due to its philosophy of underwriting quality insurance, its reputation as a conservative well-capitalized insurer and its willingness to forego unprofitable business.

Employees

           The Company currently employs 112 persons, of whom 23 are insurance underwriters.

Code of Conduct and Corporate Goverance Documents

           The Company maintains a separate, independent, as defined under the New York Stock Exchange rules, Audit Committee of four directors who have been appointed by the Board of Directors: Messrs. Glenn J. Angiolillo, John R. Anderson, John T. Baily (chairman and financial expert) and David W. Young.

           The Company has adopted a code of ethics for Senior Executive and Financial Officers as well as a code of Business Conduct and Ethics for Directors, Officers and Employees, copies of which are available free of charge, upon request directed to General Counsel, NYMAGIC, INC., 919 Third Avenue, New York, NY 10022.

           The Company's Corporate Governance Guidelines and the charters of the Audit, Human Resources and Nominating/Corporate Governance Committees of the Company's Board of Directors and the Company's Code of Business Conduct and Ethics for Directors, Officers and Employees are available on the Company's Internet web site www.nymagic.com and are available in print to any shareholder who requests them.


--------------------------------------------------------------------------------
Item 2.   Properties
--------------------------------------------------------------------------------

           The Company does not own, directly or indirectly, any real estate. The Company subleases office space for day to day operations in the following cities:

                    New York           - 28,000 square feet
                    Chicago            -  3,500 square feet
                    San Francisco      -  2,000 square feet

           The Company's principal executive offices are approximately 28,000 square feet in size and are located at 919 Third Avenue, New York, New York 10022. The sublease commenced on March 1, 2003 and expires on July 30, 2016. The minimum monthly rental payments of $102,794 commenced in March 2004 and end in 2016 and will amount to $15.3 million of total rental payments over the term of the sublease.


--------------------------------------------------------------------------------
Item 3.   Legal Proceedings
--------------------------------------------------------------------------------


           The Company previously entered into reinsurance contracts with a reinsurer that is now in liquidation. On October 23, 2003, the Company was served with a Notice to Defend and a Complaint by the Insurance Commissioner of the Commonwealth of Pennsylvania, who is the liquidator of this reinsurer, alleging that approximately $3 million in reinsurance claims paid to the Company in 2000 and 2001 by the reinsurer are voidable preferences and are therefore subject to recovery by the liquidator. The Company has filed Preliminary Objections to Plaintiff's Complaint, denying that the payments are voidable preferences and asserting affirmative defenses. On February 18, 2004, the Plaintiff filed Preliminary Objections to our Preliminary Objections and an Answer and Memorandum of Law in opposition to our Preliminary Objections. No trial date has been set for this matter, but we intend to defend ourselves vigorously in connection with this lawsuit. The Company believes it has strong defenses against these claims; however, there can be no assurance as to the outcome of this litigation.


--------------------------------------------------------------------------------
Item 4.   Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

           The Company did not submit any matters to a vote of security holders during the fourth quarter of 2003.

                                     PART II

--------------------------------------------------------------------------------
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
--------------------------------------------------------------------------------

           The Company's common stock trades on the New York Stock Exchange (NYSE Symbol: NYM). The following table sets forth high and low closing prices of the common stock for the periods indicated as reported on the New York Stock Exchange composite transaction tape.
                                         2003                      2002
                                -----------------------   ----------------------
                                   High         Low          High         Low
                                   ----         ---          ----         ---
First Quarter ..............    $   20.22    $   18.10    $   20.61    $   15.63
Second Quarter .............        23.45        18.50        22.01        15.14
Third Quarter ..............        25.92        19.85        15.36        13.85
Fourth Quarter .............        27.42        23.20        20.89        14.61

           As of February 27, 2004, there were 67 shareholders of record. However, management believes there were approximately 661 beneficial owners of NYMAGIC's common stock as of February 27, 2004.


Dividend Policy

           A cash dividend of ten (10) cents per share was declared and paid to shareholders of record in March, June and September of 2001. The Company did not declare a dividend in December of 2001 or at any time during 2002. The Company declared a dividend of six (6) cents per share to shareholders of record in March, June, September and December of 2003. For a description of restrictions on the ability of the Company's insurance subsidiaries to transfer funds to the Company in the form of dividends, see "Business - Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

--------------------------------------------------------------------------------
Item 6.   Selected Financial Data
--------------------------------------------------------------------------------




OPERATING DATA                                                                 Year Ended December 31,
                                               -------------------------------------------------------------------------------------
                                                        2003               2002              2001             2000              1999
                                                        ----               ----              ----             ----              ----
                                                                      (In thousands, except per share amounts)

Revenues:
Net premiums earned ..........................        $  96,394         $ 113,457        $  84,633        $  75,448        $  56,155
Net investment income ........................           22,394            15,821           17,388           18,076           18,642
Commission income ............................             (230)            1,549            3,312              903            1,956
Net realized investment gains ................              550             8,456            2,874            5,247           12,504
Other income .................................            1,688               186              285            1,059              237
                                                      ---------         ---------        ---------        ---------        ---------

Total revenues ...............................        $ 120,796         $ 139,469        $ 108,492        $ 100,733        $  89,494
                                                      =========         =========        =========        =========        =========

Expenses:
Net losses and loss adjustment
  expenses incurred ..........................        $  55,715         $  73,356        $  87,901        $  68,063        $  36,853
Policy acquisition expenses ..................           19,430            18,899           16,083           18,178           11,077
General and administrative expenses ..........           19,428            18,373           16,952           19,439           19,327
Interest expense .............................               26               575              395              712            1,058
                                                      ---------         ---------        ---------        ---------        ---------

Total expenses ...............................        $  94,599         $ 111,203        $ 121,331        $ 106,392        $  68,315
                                                      =========         =========        =========        =========        =========

Income (loss) before income taxes ...............      $ 26,197          $ 28,266         $(12,839)        $ (5,659)        $ 21,179
                                                       --------          --------         --------         --------         --------
Income taxes expense (benefit)
  Current .......................................         8,987            (4,869)             798            1,276            3,189
  Deferred ......................................           117             4,425             (498)          (1,433)           1,577
                                                       --------          --------         --------         --------         --------
Total income taxes ..............................         9,104              (444)             300             (157)           4,766
                                                       --------          --------         --------         --------         --------

Net income (loss) ...............................      $ 17,093          $ 28,710         $(13,139)        $ (5,502)        $ 16,413
                                                       ========          ========         ========         ========         ========


BASIC EARNINGS (LOSS) PER SHARE:

Weighted average shares outstanding .............         9,673             9,277            9,232            9,244            9,687
Basic earnings (loss)  per share ................      $   1.77          $   3.09         $  (1.42)        $   (.60)        $   1.69
                                                       ========          ========         ========         ========         ========


DILUTED EARNINGS (LOSS) PER SHARE:

Weighted average shares outstanding .............         9,828             9,309            9,232            9,244            9,687
Diluted earnings (loss) per share ...............      $   1.74          $   3.08         $  (1.42)        $   (.60)        $   1.69
                                                       ========          ========         ========         ========         ========

Dividends declared per share ....................      $    .24          $    .00         $    .30         $    .40         $    .40
                                                       ========          ========         ========         ========         ========


BALANCE SHEET DATA:

                                                                                             December 31,
                                                        ----------------------------------------------------------------------------
                                                                  2003             2002          2001           2000           1999
                                                                  ----             ----          ----           ----           ----
                                                                                           (In thousands)

Total investments .......................................       $517,702       $429,490       $366,167       $371,291       $396,710
Total assets ............................................        875,125        824,007        856,997        720,329        764,304
Unpaid losses and loss adjustment expenses ..............        518,930        516,002        534,189        411,267        425,469
Notes payable ...........................................           --            6,220          7,911          7,458         12,458
Total shareholders' equity ..............................       $244,291       $220,953       $199,272       $216,290       $231,142
Book value per share ....................................       $  24.47       $  23.54       $  21.46       $  23.62       $  23.88


           For a description of factors that materially affect the comparability of the information reflected in the Selected Financial Data, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

--------------------------------------------------------------------------------
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Executive Overview and Highlights-2003 year

o  Net income of $17.1 million or $1.74 per diluted share
o Gross premium growth in core lines (ocean marine, inland marine/fire and other liability) of 20% over 2002
o  Combined ratio of 98.1%
o  Net investment income growth of 42% over 2002
o  Net loss reserve redundancy reported on prior year loss reserves of $1.4 million
o Total cash and invested assets of $520 million, up from $430 million at year end 2002
o Total shareholders' equity of $244 million, up from $221 million at year end 2002
o Total reinsurance receivables of $281 million, down from $326 million at year end 2002
o Raised $8.4 million through the sale of investment units to Conning Capital Partners VI, L.P.
o  Reinstated shareholder dividend at 6 cents per quarter
o  Paid off bank loan
o Formed business relationship with Southern Marine & Aviation, an insurance agency to write a primary marine cargo program
o  Strong cash collections from reinsurance receivables
o  Implemented revised investment strategy
o Completed secondary stock offering of 2,150,000 shares of common stock by certain shareholders (from which the Company received no proceeds)


Results of Operations


           The Company's results of operations are derived from participation in pools of insurance covering ocean marine, inland marine, aircraft and other liability insurance managed by MMO and affiliates. Since January 1, 1997, the Company's participation in the pools has been increased to 100%. The Company has ceased writing any new policies covering aircraft insurance for periods subsequent to March 31, 2002.


           MMO London wrote a book of ocean marine insurance through its participation in Lloyd's Syndicate 1265 and a book of assumed property and aircraft reinsurance through its participation in Lloyd's Syndicate 2010. Since January 1, 2002, MMO London has not provided capacity to any Lloyd's syndicate.

           The Company records premiums written in the year policies are issued and earns such premiums on a monthly pro rata basis over the terms of the respective policies. The following tables present the Company's gross premiums written, net premiums written and net premiums earned for each of the past three years.


Gross Premiums Written by
    Segment                                              Year Ended December 31,
-----------------                           --------------------------------------------------
                                                2003              2002               2001
                                            --------------------------------------------------
                                                          (Dollars in thousands)

Ocean marine .......................      $ 94,649  66%      $ 89,301  59%      $ 63,691   43%
Inland marine/Fire .................        16,515  12%        13,311   9%         6,284    4%
Other liability ....................        28,468  20%        13,874   9%         5,551    4%
                                         -----------------------------------------------------
                     Subtotal ......       139,632  98%       116,486  77%        75,526   51%
Aircraft ...........................         3,565   2%        35,874  23%        50,485   34%
MMO London .........................            --   --           157   --        21,632   15%
                                         -----------------------------------------------------
Total ..............................      $143,197 100%      $152,517 100%      $147,643  100%
                                          ====================================================


NYMAGIC Net Premiums Written
   By Segment                                              Year Ended December 31,
-----------------                           --------------------------------------------------
                                                2003              2002               2001
                                            --------------------------------------------------
                                                          (Dollars in thousands)


Ocean marine .......................      $ 67,744    69%    $ 70,839   67%     $ 45,849   51%
Inland marine/Fire .................         4,833     5%       2,975    3%        1,349    1%
Other liability ....................        22,961    23%       9,960    9%        4,684    5%
                                         -----------------------------------------------------
   Subtotal ........................        95,538    97%      83,774   79%       51,882   57%
Aircraft ...........................         2,769     3%      22,366   21%       26,556   30%
MMO London .........................            --     --         302    --       11,254   13%
                                         -----------------------------------------------------
Total ..............................      $ 98,307   100%    $106,442  100%     $ 89,692  100%
                                          ====================================================


NYMAGIC Net Premiums Earned
   By Segment                                              Year Ended December 31,
-----------------                           --------------------------------------------------
                                                2003              2002               2001
                                            --------------------------------------------------
                                                          (Dollars in thousands)

Ocean marine .......................      $ 73,096    76%    $ 61,887   54%     $ 38,671    46%
Inland marine/Fire .................         4,234     4%       2,371    2%          644     1%
Other liability ....................        16,126    17%       6,883    6%        2,864     3%
                                         -----------------------------------------------------
   Subtotal ........................        93,456    97%      71,141   62%       42,179    50%
Aircraft ...........................         2,938     3%      38,157   34%       28,318    33%
MMO London .........................            --     --       4,159    4%       14,136    17%
                                         -----------------------------------------------------
Total ..............................      $ 96,394   100%    $113,457  100%     $ 84,633   100%
                                          ====================================================


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

           The property and casualty industry historically has been highly cyclical. Rates for property and casualty insurance are influenced primarily by factors that are outside of our control, including competition and the amount of available capital and surplus in the industry. For example, the substantial losses in the insurance industry arising from the events of September 11, 2001 caused rates in the insurance industry to rise. However, new capital has since flowed into the insurance industry. To the extent that more capital is available, there may be downward pressure on premium rates as a result of increased supply. These factors affecting rates for the industry in general impact the rates we are able to charge. Any significant decrease in the rates for property and casualty insurance could reduce our net income. While rates impact our net income, there is not necessarily a direct correlation between the level of rate increases or decreases and net income because other factors, such as the amount of catastrophe losses and the amount of expenses, also affect net income.

           Prevailing policy terms and conditions in the property and casualty insurance market are also highly cyclical. Changes in terms and conditions unfavorable to insurers, which tend to be correlated with declining rates, could further reduce our net income. Even as rates rise, the average percentage rate increases can fluctuate greatly and be difficult to predict.

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

Year Ended December 31, 2003 as Compared to Year Ended December 31, 2002

           Net income for the year ended December 31, 2003 was $17.1 million or $1.74 per diluted share, as compared to $28.7 million, or $3.08 per diluted share, for the year ended December 31, 2002. The decrease in net income in 2003 compared to 2002 was primarily attributable to realized investment gains and tax benefits resulting from the withdrawal from London operations in 2002 as described below.

           Net income for the year ended December 31, 2003 was $16.7 million, or $1.70 per diluted share, excluding realized investment gains after taxes of $357,000, or $0.04 per diluted share. Net income for the year ended December 31, 2002 was $13.9 million, or $1.50 per diluted share, after excluding realized investment gains after taxes of $5.5 million, or $0.59 per diluted share, and $9.3 million, or $0.99 per diluted share, resulting from a non-recurring tax benefit attributable to the Company's withdrawal from its London operation in 2002.

           A reconciliation of net income excluding realized investment gains after taxes and tax benefits attributable to the Company's withdrawal from its London operations to net income prepared in accordance with generally accepted accounting principles for the years ended December 31, 2003 and 2002, respectively, is set forth below:



                                                                        Year Ended
                                                                        December 31,
                                                                        -----------------------
                                                                        2003         2002
                                                                        -----------  ---------
                                                                         (in millions)
Net income, excluding realized investment gains and                    $16.7         $13.9
 tax benefits on the withdrawal from London operations (1)
Realized investment gains after taxes                                     .4           5.5
Tax benefits on the withdrawal from London operations                    ---           9.3
                                                                       -----------   ---------
    Net income                                                         $17.1         $28.7

           (1) Net income excluding realized investment gains and tax benefits on the withdrawal from London operations is a non-GAAP financial measure and should be considered in addition to, but not as a substitute for, net income prepared in accordance with generally accepted accounting principles as a measure of profitability. Because realized investment gains in 2002, which resulted primarily from the liquidation of the Company's fixed income portfolio, and tax benefits on the withdrawal from London operations in 2002 were non-recurring in nature, management believes that net income excluding realized investment gains and tax benefits on the withdrawal from London operations provides useful information regarding trends in the Company's results of operations.


           Total revenues for the year ended December 31, 2003 were $120.8 million compared with $139.5 million for the year ended December 31, 2002 reflecting a decline in net premiums earned from lines of business in runoff.

           Net realized investment gains after taxes were $357,000, or $.04 per diluted share, and $5.5 million, or $.59 per diluted share, in the years ended December 31, 2003 and 2002, respectively. The prior year amounts reflected the sale of substantially all of the Company's fixed income investments.

           Gross premiums written, net premiums written and net premiums earned for the year ended December 31, 2003 declined by 6%, 8% and 15%, respectively, when compared to the same period of 2002 as a result of the Company's previously announced decisions to cease writing aircraft business and to withdraw from operations in London. However, gross premiums written, net premiums written and net premiums earned from the Company's core segments (ocean marine, inland marine/fire and other liability) increased by 20%, 14% and 31%, respectively, in 2003 over the same period of 2002.

           Premiums for each segment are discussed below:

           Ocean marine gross premiums written grew by 6% during 2003 when compared to the prior year. The increase reflected higher ocean marine rates with the largest rate increases, approximately 5% to 15%, occurring in the marine liability and hull classes and additional production was achieved in the marine liability class. Other marine classes are currently experiencing a leveling in rates. Partially offsetting the overall increase were decreases in policy count in the drill rig class partly as a result of some one-time builder's risk policies written in 2002, which were not renewed in 2003.
Builder's risk policies may have policy terms greater than one year and accordingly its premium is earned over the related policy period. In addition, we did not renew certain cargo policies in order to reduce concentrations of risk. However, commencing in the fourth quarter of 2003, gross premiums include cargo premiums from our recent agreement with Southern Marine & Aviation, a leading provider of insurance for bulk petroleum cargo shipments. Net premiums written decreased by 4% and reflected larger amounts of ceded reinsurance premium as a result of the business mix within the various classes of ocean marine insurance. Ceded reinsurance premiums are earned over the policy terms of its related gross premium. Net premiums earned grew by 18% in 2003 compared to 2002 reflecting premium rate increases as well as increased production in the marine liability classes. The Company cannot assure that rates will continue to increase in 2004 at the levels achieved in 2003.

           Inland marine/fire gross premiums written increased by 24% for the year ended December 31, 2003 when compared to the prior year, largely due to the growth in the Company's underwriting program insuring excess and surplus lines property risks and improved pricing. Both net premiums written and net premiums earned increased 62% and 79%, respectively over the comparable 2002 amounts reflecting increases in production, pricing and higher net loss retention levels.

           Other liability gross premiums written rose by 105% for the year ended December 31, 2003 when compared to 2002 due to production increases from existing classes and new classes (commercial automobile liability and excess workers compensation) and higher premium rates on policy renewals. Average rate increases achieved in 2003 were approximately 10% to 20%. Although additional production was achieved in the contractor's liability class, policy count was reduced to mitigate exposure in certain classes of errors and omission policies. New sources of production include underwriting a programmed book of commercial automobile liability insurance, which contributed $3.3 million in gross premiums written in 2003. In addition, gross premiums written in 2003 also include $6.2 million of excess workers compensation insurance focusing on smaller companies in the New York area. Net premiums written and net premiums earned grew by 131% and 134%, respectively over the prior year due to the premium rate and production increases as well as higher net loss retention levels in the contractor's liability and errors and omission classes. The Company cannot assure that rates will continue to increase in 2004 at the levels achieved in 2003.

           Aircraft gross written premiums decreased 90% in 2003 from $35.9 million to $3.5 million as a result of the Company having ceased writing new aircraft policies subsequent to March 31, 2002. We expect aircraft premiums to be negligible in 2004. Net premiums written and net premiums earned decreased in 2003 for the same reasons.

           MMO London premiums earned were zero in 2003, down from $4.2 million in 2002, because the Company did not provide capacity to any Lloyd's syndicate for the 2002 and subsequent underwriting years.

           Net losses and loss adjustment expenses incurred as a percentage of net premiums earned (the loss ratio) for the year ended December 31, 2003 was 57.8% compared to 64.7% for the year ended December 31, 2002. The Company recorded lower loss ratios in 2003 in both the ocean marine and other liability lines of business, which largely reflected the absence of any catastrophe losses and the beneficial impact of increased rates in those lines of business. Net losses incurred from catastrophes in 2002 were $3 million and $0 in 2003.

           The Company decreased net loss reserves by approximately $1.4 million in 2003 from the 2002 year end reserve amount of $209 million. The benefit resulted from the favorable development of ocean marine reserves offset by the adverse development of aviation reserves attributable to accident years 1997 to 2000 and additional net loss development in its umbrella (other liability) losses of approximately $1.0 million. The year end 2002 results were affected by net adverse development of $4.4 million resulting in part from provisions made for insolvent, financially impaired and commuted reinsurers, and $2.2 million of adverse development from the Company's other liability line reflecting additional umbrella exposures.

           Policy acquisition costs as a percentage of net premiums earned for the year ended December 31, 2003 were 20.2% as compared with 16.7% for the year ended December 31, 2002. Net premiums earned in the prior year reflected larger amounts of aircraft premiums, which have a lower acquisition cost ratio than other lines of business. Accordingly, a large part of the aircraft premium written in 2002 reflected premium surcharges for terrorism coverage, which were recorded with a nominal processing charge. Premiums earned in 2003 included amounts from new sources of production, including commercial auto and cargo premiums, which have higher acquisition costs than other classes of business.

           General, administrative and interest expenses increased by 3% to $19.5 million for the year ended December 31, 2003 from $18.9 million for the year ended December 31, 2002. The prior year's amount included $1.5 million in charges resulting from the reorganization of the Company's management structure and consisted primarily of severance payments to three of the Company's former executive officers. All expenses related to the reorganization were paid prior to June 30, 2003. Increases in expenses for 2003 were partly attributable to the Company's new lease for its principal office space which became effective prior to the expiration on December 31, 2003 of the lease for the Company's prior office location resulting in higher rent while both leases were in effect. The Company also incurred costs with respect to the implementation of computer systems.

           The Company's combined ratio (the loss ratio plus the ratio of policy acquisition costs and general and administrative expenses divided by premiums earned) was 98.1% for the 2003 year compared with 97.5% for 2002.

           Net investment income for the year ended December 31, 2003 increased by 42% to $22.4 million from $15.8 million in the year ended December 31, 2002. The increase in 2003 reflects the implementation of our revised investment strategy, including income derived from trading portfolio activities and limited partnerships, partially offset by a lower investment yield on the fixed income portfolio in 2003 as a result of a larger position held by the Company in short-term investments. Net investment income for 2003 reflects approximately $9.4 million derived from trading portfolio activities, which commenced in 2003. The Company's trading portfolio is marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of trading securities are also recognized in net investment income. Net Investment income derived from limited partnership hedge fund investments approximated $7.7 million in 2003 as compared to approximately $900,000. in 2002. The Company initially invested in hedge funds in the fourth quarter of 2002. The equity method of accounting is used to account for the Company's limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership hedge fund to results of operations. As a result of the accounting treatment of its limited partnerships and trading portfolio, the Company's investment income results may be more volatile. The Company's investments in limited partnership hedge funds amounted to approximately $105 million and its trading account amounted to $62 million as of December 31, 2003.

           Commission and other income decreased to $1.5 million for the year ended December 31, 2003 from $1.7 million for the prior year. The 2003 amounts consisted primarily of income received from arbitration settlements, offset by returns of reinsurance profit contingent commissions. In the second quarter of 2003, an arbitration procedure was completed against a former pool member, Utica Mutual, which resulted in a payment to MMO of approximately $7.8 million. This amount represented Utica Mutual's funding requirement to the MMO pools. In addition, MMO was awarded interest of approximately $1 million on a pre-tax basis. In 2002, larger profit commissions were earned based upon the ceded results of aircraft reinsurance treaties.

           Net realized investment gains were $550,000 for the year ended December 31, 2003 as compared to $8.5 million for the year ended December 31, 2002. The prior year amounts reflected the sale of substantially all of the Company's fixed income investments. Write-downs from other-than-temporary declines in the fair value of securities amounted to $0 and $1.5 million for the years ended December 31, 2003 and 2002, respectively.

           Total income taxes increased to $9.1 million in 2003 from $(444,000) for 2002. The amount for the prior year included $9.3 million in tax benefits attributable to the Company's withdrawal from its London operations.

           Premiums and other receivables, net decreased to $24.0 million as of December 31, 2003 from $35.7 million as of December 31, 2002 as a result of smaller balances due from the pool managed by MMO. Favorable cash flows were recorded at MMO due in part to the previously mentioned arbitration settlement and as a result of smaller investment balances held on behalf of its pool members.

           Reinsurance receivables on paid and unpaid losses, net, decreased to $4.2 million and $276.6 million, respectively, as of December 31, 2003 from $19.4 million and $307.0 million, respectively, as of December 31, 2002 due mainly to collections of reinsurance receivables on paid losses and the commutation of certain receivables.

           Unpaid losses and loss adjustment expenses increased to $518.9 million at December 31, 2003 from $516.0 million at December 31, 2002. The increase of $2.9 million was primarily attributable to increases in the ocean marine and other liability lines as a result of increased writings offset by declines in the aircraft line of business.

           Prepaid reinsurance premiums of $20.9 million and reserve of unearned premiums of $61.8 million as of December 31, 2003 each increased from the prior year end balances primarily due to increases in both ceded and gross writings in the ocean marine and other liability lines of business.

           Other liabilities increased to $23.7 million as of December 31, 2003 from $15.7 million for the same period of 2002 as a result of securities purchased but not yet settled.

           Ceded reinsurance payable increased to $25.8 million at December 31, 2003 from $19.7 million at December 31, 2002 as a result of the timing of reinsurance payments.


Year Ended December 31, 2002 as Compared to Year Ended December 31, 2001


           The Company reported net income of $28.7 million, or $3.08 per diluted share, as compared to net losses of $13.1 million, or $1.42 per diluted share, for the years ended December 31, 2002 and 2001, respectively.

           A reconciliation of net income (loss) excluding realized investment gains after taxes and tax benefits attributable to the Company's withdrawal from its London operations to net income prepared in accordance with generally acceptable accounting principles for the years ended December 31, 2002 and 2001, respectively, is set forth below.



                                                                      Year Ended
                                                                      December 31,
                                                                      -----------------------
                                                                      2002      2001
                                                                      --------  ---------
                                                                        (in millions)
Net income (loss), excluding realized investment gains and            $13.9     $(15.0)
 tax benefits on the withdrawal from London operations (1)
Realized investment gains after taxes                                   5.5        1.9
Tax benefits on the withdrawal from London operations                   9.3        ---
                                                                      --------  ---------
    Net income (loss)                                                 $28.7     $(13.1)


           (1) Net income (loss) excluding realized investment gains and tax benefits on the withdrawal from London operations is a non-GAAP financial measure and should be considered in addition to, but not as a substitute for, net income prepared in accordance with generally accepted accounting principles as a measure of profitability. Because realized investment gains in 2002, which resulted primarily from the liquidation of the Company's fixed income portfolio, and tax benefits on the withdrawal from London operations in 2002 were non-recurring in nature, management believes that net income (loss) excluding realized investment gains and tax benefits on the withdrawal from London operations provides useful information regarding trends in the Company's results of operations.



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

           Results for the year 2001 include after-tax losses of approximately $9.0 million, or $.98 per diluted share, resulting from the World Trade Center attack. In addition, the Company's 2001 results from operations were adversely affected by net losses from MMO London of $9.9 million, or $1.07 per diluted share.

           Net premiums earned for the year ended December 31, 2002 grew by 34%, when compared to the same period of the prior year. Net premiums earned from the Company's core lines of business for the year ended December 31, 2002 grew by 69% when compared to 2001. The increases were achieved primarily as a result of rate increases.

           Net premiums earned for each segment are discussed below:

           Ocean marine - net premiums earned grew by 60% during 2002 when compared to 2001 and reflect higher ocean marine rates across the various ocean marine classes, particularly in the rig class, and additional production within the various marine classes of business. The ocean marine line reflected average rate increases of 20% to 30% in 2002.

           Other liability - net premiums earned rose by 140% during 2002 when compared to 2001 due to new production opportunities arising from policies covering errors and omissions/professional liability risks, additional production in existing classes and larger premium rates on policy renewals. The other liability line reflected average rate increases of 30% to 40% in 2002 and volume increases of approximately 75% principally as a result of writing errors/omissions insurance for a full year in 2002 as compared to half a year in 2001.

           Inland marine/fire - net premiums earned increased 268% for the year ended December 31, 2002 when compared to 2001, largely due to an underwriting program insuring excess and surplus lines property risks and improved pricing. The underwriting program commenced in July of 2001. The inland marine/fire line recorded average rate increases of 20% to 25% in 2002.

           Aircraft - premiums earned grew 35% for the year ended December 31, 2002 when compared to 2001, despite a reduction in policy count, primarily as a result of rate increases. Contributing to the overall increase were premium surcharges for terrorism coverage written after September 11, 2001. The Company recorded approximately $28 million in gross premiums written from such premium surcharges in 2002. The prior year net premiums were adversely affected by reinstatement reinsurance costs of $5.0 million incurred as a result of the WTC attack.

           MMO London - premiums earned for the year ended December 31, 2002 were down by 71% to $4.2 million from $14.1 million in the prior year and reflected reduced capacity for premium writings at Lloyd's.

            The loss ratio was 64.7% for the year ended December 31, 2002 as compared to 103.9% for the year ended December 31, 2001. The Company reported higher loss ratios in 2001 as a result of losses sustained from the WTC attack and larger severity losses arising from higher net loss retentions in the aircraft segment of business. Underwriting losses from MMO London also contributed to higher overall loss ratios in the prior year. In addition, the prior year loss ratio reflected larger charges for insolvent or financially impaired reinsurers of $10.8 million as compared to $5.1 million in calendar year 2002. A significant portion of such charges pertained to the 1998 to 2001 accident years in the aircraft segment of business and contributed to the adverse re-estimation of net loss reserves.

           The Company reported lower overall loss ratios in 2002 as a result of a decrease in the frequency and severity of losses in the aircraft line when compared to 2001. However, the Company recorded catastrophe losses of $3 million, which adversely affected the ocean marine line in 2002. This compared to catastrophe losses of $9.0 million in 2001 in the aircraft line. The Company increased net loss reserves by $4.4 million in 2002 as compared to $9.6 million in 2001. The Company also increased net loss reserves for umbrella (other liability) losses by approximately $2.2 million in 2002 as a result of the additional development of asbestos losses with respect to a few insureds. This compared to a $.6 million increase in net reserves for umbrella losses in 2001. The 2002 and 2001 results were each affected by adverse development from ocean marine business written by MMO London. The quality of the book written by MMO London was originally anticipated to be similar to that written by the MMO companies. However, the loss experience revealed a lower quality book of business resulting from higher than expected claim frequencies and a longer than expected loss development pattern which caused the Company to increase reserves substantially in 2001 and to a lesser extent in 2002. The adverse development recorded in 2002 and 2001 was partially offset by favorable development in the ocean marine line of business.

           Policy acquisition costs as a percentage of net premiums earned for the year ended December 31, 2002 were 16.7% as compared with 19.0% for the prior year. The decrease in the percentage was primarily attributable to the aircraft expense ratio, which reflected a lower ratio as premium surcharges were recorded with a nominal processing charge.

           The Company's combined ratio improved to 97.5% for the 2002 year compared with 142.9% for 2001. Excluding losses from the WTC attack, the combined ratio would have been 127.6% in 2001.

           Net investment income for the year ended December 31, 2002 decreased by 9% to $15.8 million from $17.4 million for the same period of 2001. The decrease reflected lower investment yields as well as larger positions in tax-exempt securities in 2002, despite a larger investment asset base in 2002. Income derived from hedge fund investments approximated $1.0 million in 2002 compared to no similar amount in 2001.

           Commission and other income, collectively, decreased to $1.7 million for the year ended December 31, 2002 from $3.6 million for the prior year. In 2001, larger profit commissions were earned based upon the ceded results of aircraft reinsurance treaties.

           General and administrative expenses increased by 8% to $18.4 million for the year ended December 31, 2002 when compared to $17.0 million for 2001. The increase is principally attributable to $1.5 million in charges resulting from the reorganization of the Company's management structure in 2002.

           Interest expense increased to $575,000 in 2002 from $395,000 in 2001 due to a larger amount of loan principal outstanding during the year.

           Net realized investment gains were $8.5 million for the year ended December 31, 2002 as compared to net realized investment gains of $2.9 million for 2001. The Company realized investment gains on the sale of a substantial portion of its fixed maturities portfolio in 2002 in an effort to reposition the portfolio. However, such investment gains in 2002 were partially offset by realized investment losses on both the sale of the Company's common stock portfolio and sale of lower rated fixed maturities.

           The 2002 income tax provision reflects approximately $9.3 million of tax benefits realized from the completion of the Company's withdrawal from its London operations. Excluding this benefit, income taxes as a percentage of income before taxes were 31.5% in 2002.

           Premiums and other receivables, net, decreased to $35.7 million at the end of 2002 from $74.9 million at the end of 2001. The decrease was largely attributable to smaller balances due from the pool managed by MMO as a result of favorable cash flows and smaller investment balances held by the pool. Premium receivables from runoff segments (aircraft and MMO London) have also decreased since the prior year.

           Reinsurance receivables on paid and unpaid losses, net, decreased to $326.4 million as of December 31, 2002 from $361.7 million for the same period of 2001. The decrease is largely attributable to smaller loss recoveries from runoff segments (aircraft and MMO London) and to the commutation of certain reinsurance receivable balances.

           Prepaid reinsurance premiums of $6.4 million and reserve of unearned premiums of $45.4 million as of December 31, 2002 each decreased from the 2001 year end balances primarily due to reductions in the amount of inforce premiums from the aircraft and MMO London segments.

           Accumulated other comprehensive income decreased to $.4 million as of December 31, 2002 from $7.9 million as of December 31, 2001. The change principally reflects the sale of a substantial amount of the fixed maturity and equity security portfolios in 2002.

           The change in unpaid losses and loss adjustment expenses and reinsurance receivables in 2001 was largely attributable to gross losses of $154.9 million and reinsurance receivables of $146.9 million, respectively, incurred from the World Trade Center attack. The change in unpaid losses and loss adjustment expenses and reinsurance receivables in 2002 was largely attributable to smaller loss payments and recoveries from segments (aircraft and MMO London) of the Company that are no longer actively underwritten and to the commutation of certain reinsurance receivable balances.

           The change in other liabilities in 2001 was a result of increases in funds held from reinsurers in order to collateralize their obligations to the Company as required by provisions of various reinsurance treaties. Funds obtained from reinsurers are invested by MMO for the benefit of the Company in the insurance pools managed by MMO.

           The change in premium and other receivables in 2001 was attributable to larger amounts due from the pools managed by MMO as a result of larger investment balances held by the pool. Premium receivables from segments (aircraft and MMO London) where the Company is no longer actively underwriting have also decreased since 2001.

Liquidity and Capital Resources

           The Company monitors cash and short-term investments in order to have an adequate level of funds available to satisfy claims and expenses as they become due. As of December 31, 2003, the Company's assets included approximately $259 million in cash and short-term investments. The amount of short-term investments held is a direct result of the Company's concern over the prospects of rising interest rates in the near future.

           The primary  sources of the Company's  liquidity are funds  generated
from  insurance   premiums,   investment  income  and  maturing  or  liquidating
investments.

           Cash flows provided by operating activities were $22.1 million for the year ended December 31, 2003. Cash of $61.7 million was used in 2003 to establish the Company's trading portfolio, whose trading activities included collateralized debt obligations and certain other securities with fixed maturities. As the Company commenced its trading portfolio in 2003, any amounts purchased by the Company would be reflected as a use of cash from operating activities. In addition, cash flows in 2003 reflected larger amounts received from collections of both reinsurance and premium and other receivables than in 2002. Paid losses were also lower in 2003, reflecting lower amounts paid from runoff lines (aircraft and MMO London) and the commutation of certain loss reserves.

           Cash flows from operating activities in 2002 and 2001 amounted to $65.4 million and $1.8 million, respectively, resulting primarily from increases in premiums. Cash flows in 2002 reflected significant amounts received from aircraft premiums as a result of premium surcharges for terrorism coverage. A substantial portion of such cash flows provided from operating activities was then used in investing activities to purchase fixed maturities. Further increasing cash flows in 2002 was the commutation of ceded loss reserves that contributed approximately $19.3 million to cash flows. The Company's loss payments on asbestos/environmental business, however, adversely affected cash flows during the past three years.

           Financing activities occurred in 2001 as a result of borrowings under the Company's revolving credit agreement and unsecured credit facility. The Company borrowed approximately $5.5 million in 2001 to assist in the payment of gross losses of the Company. The loan amounts resulted from draw downs on existing letters of credit provided to support the Company's U.K. operations. Repayments under the Company's prior loan facility were made at $1,250,000 per quarter in 2001.

           In 2002, the Company entered into a credit agreement with an unaffiliated company. The agreement combined the Company's existing credit agreements together with a facility to fund future cash draw downs on the letters of credit issued on behalf of the Company to fund losses in MMO London. During 2002, the remaining balance of the letters of credit issued on behalf of the Company was fully drawn down (approximately $15.7 million) and such payments were funded entirely under the credit agreement. Approximately $17.4 million of the loan balance was repaid in 2002 from cash derived from operating activities. On February 7, 2003, the Company repaid its entire outstanding loan balance to the bank following the sale of equity to Conning Capital Partners VI, L.P. ("Conning") on January 31, 2003. In this transaction, Conning acquired 400,000 investment units from the Company, each unit consisting of one share of the Company's common stock and an option to purchase an additional share of common stock from the Company. Conning paid $21.00 per unit resulting in $8.4 million in proceeds to the Company. The option exercise price is based on a formula contained in the Option Certificate (which was attached as an exhibit to the Company's current report on Form 8-K filed on February 4, 2003). The Company used common stock held in treasury to effect the transaction with Conning. As of December 31, 2003, there were no outstanding balances open on letter of credit agreements.

           Under the Common Stock Repurchase Plan, the Company may purchase up to $55,000,000 of the Company's issued and outstanding shares of common stock on the open market. The Company repurchased 98,816 shares of its common stock in 2003. During 2003, the Company issued 400,000 treasury shares in conjunction with the equity sale to Conning Capital Partners VI, L.P. During 2001, the Company issued 4,540 treasury shares in connection with the compensation of its Directors.

           The following table outlines the aggregate minimum annual rental payments payable by the Company under various operating leases for office facilities as of December 31, 2003:


                                2004     2005     2006    2007      2008        Thereafter
                                ----     ----     ----    -----     ----        ----------
                                                 (in millions)

           Operating leases     $1.1     $1.3     $1.3    $1.2       $1.2        $ 9.4


           On December 30, 2002, the Company signed a sublease at 919 Third Avenue, New York, NY 10022 for which it received landlord's consent dated January 31, 2003, for approximately 28,000 square feet for its principal offices in New York. The sublease commenced on March 1, 2003 and expires on July 30, 2016. The minimum monthly rental payments of $102,794 commenced in March 2004 and end in 2016 and will amount to $15.3 million of total rental payments over the term of the sublease.

           As discussed below, on March 11, 2004, the Company issued $100,000,000 in the aggregate principal amount of 6.50% Senior Notes. The principal of the Senior Notes is payable in full on March 15, 2014. Interest is payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2004.

           Specific related party transactions and their impact on results of operations are disclosed in Note 16 of the Company's financial statements.

           The Company adheres to investment guidelines set by management and approved by the Finance Committee of the Board of Directors. See "Investment Policy".

           NYMAGIC's principal source of cash flow is dividends from its insurance company subsidiaries, which are then used to fund various operating expenses, including interest expense, loan repayments and the payment of any dividends to shareholders. The Company's domestic insurance company subsidiaries are limited by statute in the amount of dividends that may be declared or paid during a year. The limitation restricts dividends paid or declared to the lower of 10% of policyholders' surplus or 100% of adjusted net investment income as defined under New York Insurance Law. Within this limitation, the maximum amount which could be paid to the Company out of the domestic insurance companies' surplus was approximately $15,900,000 as of December 31, 2003. In connection with the application for approval of acquisition of control of NYMAGIC, INC., filed by Mariner and William J. Michaelcheck with the New York State Insurance Department (the "Department") pursuant to Section 1506 of the New York Insurance Law, New York Marine and Gotham agreed for a period of two years from July 31, 2002, the date of the acquisition of such control, not to pay any dividends without the consent of the Department. The limitations on dividends from the insurance company subsidiaries are not expected to have a material impact on the Company's ability to meet current cash obligations.

           During 2003 and first quarter of 2004, New York Marine requested and received approval from the State of New York Insurance Department to pay extraordinary dividends of $5,000,000 and $15,000,000, respectively, to the Company.

           On March 12, 2003, the Company declared a dividend of six (6) cents per share to shareholders of record on March 31, 2003, payable on April 8, 2003. On June 12, 2003, the Company declared a dividend of six (6) cents per share to shareholders of record on June 30, 2003, payable on July 8, 2003. On September 17, 2003, the Company declared a dividend of six (6) cents per share to shareholders of record on September 30, 2003, payable on October 7, 2003. On December 17, 2003, the Company declared a dividend of six (6) cents per share to shareholders of record on December 31, 2003, payable on January 8, 2004. On February 26, 2004, the Company declared a dividend of six (6) cents per share to shareholders of record on March 31, 2004, payable on April 6, 2004. The Company did not declare or pay a dividend at any time during 2002.

      During the first quarter of 2003, the Company granted options to purchase 20,000 shares of the Company's common stock to certain directors of the Company, who are not officers of the Company. The exercise prices of these stock options are equal to the closing prices of the Company's stock on the New York Stock Exchange on the dates of the underlying stock grants.

           On March 11, 2004, the Company issued $100,000,000 in 6.5% Senior Notes due March 15, 2014 and received proceeds of $98,763,000 net of underwriting discount but before other transaction expenses. The Notes provide for semi-annual interest payments and are to be repaid in full on March 15, 2014. The indenture relating to the Senior Notes provides that the Company and its restricted subsidiaries may not incur indebtedness unless the total indebtedness of the Company and its restricted subsidiaries, calculated on a pro forma basis after such issuance, would not exceed 50% of our total consolidated capitalization (defined as the aggregate amount of our shareholders' equity as shown on our most recent quarterly or annual consolidated balance sheet plus the aggregate amount of indebtedness of the Company and its restricted subsidiaries). The indenture also provides that the Company and its restricted subsidiaries will not pay dividends or make other payments or distributions on the Company's stock or the stock of any restricted subsidiary (excluding payments by any restricted subsidiary to the Company), purchase or redeem the Company's stock or make certain payments on subordinated indebtedness unless, after making any such payment, the total indebtedness of the Company and its restricted subsidiaries would not exceed 50% of our total consolidated capitalization (as defined above). In addition, the indenture contains certain other covenants that restrict our and our restricted subsidiaries' ability to, among other things, incur liens on any shares of capital stock or evidences of indebtedness issued by any of our restricted subsidiaries or issue or dispose of voting stock of any of our restricted subsidiaries. The Company intends to use the net proceeds from the sale of the Senior Notes for working capital and other general corporate purposes, and, potentially, for acquisitions. The Company has no agreement with respect to any acquisition, although we assess opportunities on an ongoing basis and from time to time have discussions with other companies about potential transactions.

           Under the terms of a registration rights agreement, NYMAGIC has agreed to file a registration statement under the Securities Act of 1933, as amended, with the Securities and Exchange Commission to permit the exchange of the Senior Notes for registered notes having terms substantially identical to those of the Senior Notes (except that the registered notes will not be subject to restrictions on ownership and transfer) or the registered resale of the Senior Notes.


Off-Balance Sheet Arrangements

           The Company has no off-balance sheet arrangements.

Critical accounting policies

           The Company discloses significant accounting policies in the notes to its financial statements. Management considers certain accounting policies to be critical for the understanding of the Company's financial statements. Such policies require significant management judgment and the resulting estimates have a material effect on reported results and will vary to the extent that future events affect such estimates and cause them to differ from the estimates provided currently. These critical accounting policies include unpaid losses and loss adjustment expenses, allowance for doubtful accounts and impairment of investments.

           Unpaid losses and loss adjustment expenses are based on individual case estimates for losses reported. A provision is also included, based on actuarial estimates utilizing historical trends in the frequency and severity of paid and reported claims, for losses incurred but not reported, salvage and subrogation recoveries and for loss adjustment expenses. Unpaid losses with respect to asbestos/environmental risks are difficult for management to estimate and require considerable judgment due to the uncertainty regarding the significant issues surrounding such claims. For a further discussion concerning asbestos/environmental reserves see "Reserves." Unpaid losses and loss adjustment expenses amounted to $518.9 million and $516.0 million at December 31, 2003 and 2002, respectively. Unpaid losses and loss adjustment expenses, net of reinsurance amounted to $242.3 million and $209.0 million at December 31, 2003 and 2002, respectively. Both the gross and net unpaid loss reserve estimates as of December 31, 2002 have been reasonably estimated as reserve changes of less than one percent were reported in 2003 on their respective balances. Management continually reviews and updates the estimates for unpaid losses and any changes resulting therefrom are reflected in operating results currently. The potential for future adverse or favorable loss development is highly uncertain and subject to a variety of factors including, but not limited to, court decisions, legislative actions and inflation.

           The allowance for doubtful accounts is based on management's review of amounts due from insolvent or financially impaired companies. Allowances are estimated for both premium receivables and reinsurance receivables. Management continually reviews and updates such estimates for any changes in the financial status of companies. For a further discussion concerning reinsurance receivables see "Reinsurance Ceded." The allowance for doubtful accounts on reinsurance receivables amounted to $12.8 million and $13.3 million at December 31, 2003 and 2002, respectively. The allowance for doubtful accounts on premiums and other receivables amounted to $450,000 as of December 31, 2003 and 2002, respectively.

           Impairment of investments, included in realized investment gains or losses, results from declines in the fair value of investments which are considered by management to be other-than-temporary. Management reviews investments for impairment based upon specific criteria that include the duration and extent of declines in fair value of the security below its cost or amortized cost. Procedures utilized for analyzing other-than-temporary declines in the value of fixed income investments include the following: 1) identifying those fixed income securities with fair values declines of greater than 10% at the end of each reporting period and held for 6 months or more; 2) determining if such fixed income investments have had any rating agency downgrades; 3) recording an impairment if one of the following situations is true: a) the fair value decline is greater than 20%, b) the fixed income security has been downgraded more than two levels by a major rating agency, or c) the fair value decline is greater than 10% and the security has been downgraded one level by a major rating agency. Procedures utilized for analyzing other-than-temporary declines in the value of equity securities include recording writedowns on those equity securities with fair value declines of greater than 20% at the end of each reporting period and held for 6 months or more. The Company will consider the effect of rising interest rates in determining other-than-temporary declines in the value of fixed income investments. Approximately $0 and $1.5 million were charged to results from operations in 2003 and 2002, respectively, resulting from fair value declines considered to be other-than-temporary. Gross unrealized gains and losses on fixed maturity investments amounted to approximately $1.2 million and $.3 million, respectively, at December 31, 2003. As of December 31, 2003, there were no unrealized losses greater than one year from the date of purchase on fixed income securities. There were no unrealized gains or losses on equity securities at December 31, 2003 and 2002, respectively.

           The Company utilizes the equity method of accounting to account for its limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership to net investment income in results of operations. Net investment income derived from investments in limited partnerships amounted to $7.7 million and approximately $900,000 for the years ended December 31, 2003 and 2002, respectively. See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" with respect to market risks associated with investments in limited partnership hedge funds.

           The Company maintained a trading portfolio at December 31, 2003 consisting of collaterallized debt obligations (CDOs), although other types of investments were included by the Company within the trading portfolio during 2003. These investments are marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of such securities are also recognized in net investment income. The Company recorded $9.4 million in net trading portfolio income for the year ended December 31, 2003. See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" with respect to market risks associated with investments in CDOs.

           Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, ("SFAS 123"), prospectively to all employee awards granted, modified, or settled after January 1, 2003. See Note 13 to the Company's Consolidated Financial Statements for a discussion on the effect of adopting SFAS 123.


Effect of recent accounting pronouncements

           In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"), which requires an enterprise to assess whether consolidation of an entity is appropriate based upon its interests in a variable interest entity ("VIE"). A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the VIEs expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. FIN 46 was effective immediately for new VIEs established or purchased subsequent to January 31, 2003.

           In December 2003, the FASB issued a revised version of FIN 46 ("FIN 46R"), which incorporates a number of modifications and changes made to the original version. FIN 46R replaces the previously issued FIN 46 and, subject to certain special provisions, is effective no later than the end of the first reporting period that ends after December 15, 2003 for entities considered to be special-purpose entities and no later than the end of the first reporting period that ends after March 15, 2004 for all other VIEs. Early adoption is permitted. The adoption of FIN 46R is not expected to result in the consolidation of any VIEs.

           Effective December 31, 2003, the Company adopted the disclosure requirements of Emerging Issues Task Force ("EITF") Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". Under the consensus, disclosures are required for unrealized losses on fixed maturity and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investment in Debt and Equity Securities", and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations", that are classified as either available-for-sale or held-to-maturity. The disclosure requirements include quantitative information regarding the aggregate amount of unrealized losses and the associated fair value of the investments in an unrealized loss position, segregated into time periods for which the investments have been in an unrealized loss position. The EITF also requires certain qualitative disclosures about the unrealized holdings in order to provide additional information that the Company considered in concluding that the unrealized losses were not other-than-temporary.
(For further discussion, see disclosures in Note 2.)


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

Impact of Inflation

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

--------------------------------------------------------------------------------
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------------------

           Market risk includes the potential for future losses due to changes in the fair value of financial instruments, which relates mainly to the Company's investment portfolio. Those risks associated with the investment portfolio include the effects of exposure to adverse changes in interest rates, credit quality and hedge fund and equity investments.

           The largest market risk to the Company is interest rate risk. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. The Company considers interest rate risk and the overall duration of the Company's loss reserves in evaluating the Company's investment portfolio.

           The following tabular presentation outlines the expected cash flows of fixed maturities available for sale for each of the next five years and the aggregate cash flows expected for the remaining years thereafter based upon maturity dates. Fixed maturities include taxable and tax-exempt securities with applicable weighted average interest rates.


                                                     Future cash flows of expected principal amounts
                                                     -----------------------------------------------
                                                                   (Dollars in millions)
                                                                                                                Total        Total
                                                                                                    There-    Amortized       Fair
Fixed maturities                      2004        2005         2006         2007       2008          after      Cost         Value
----------------                      ----        ----         ----         ----       ----          -----      ----         -----

Tax-exempts                         $   17        ---          ---          ---        ---           ---         $17          $17
        Average interest rate          .9%        ---          ---          ---        ---           ---         ---          ---

Taxables                            $   7         $16          $24          $6         $15           $8          $76          $76
        Average interest rate         7.9%        7.4%         6.4%         6.1%       5.8%          6.7%        ---          ---
                                      ---------------------------------------------------------------------------------------------

Total                               $ 24          $16          $24          $6         $15           $8          $93          $93

           Credit quality risk includes the risk of default by issuers of debt securities. As of December 31, 2003, 88% of the fair value of the Company's fixed income and short term investment portfolios were considered investment grade. As of December 31, 2003, the Company invested approximately $51.5 million in fixed maturities that are below investment grade, with a concentration in investments rated "BB+" by Standard and Poor's. The Company seeks to mitigate market risk associated with such investments by maintaining a diversified portfolio of such securities that limits the concentration of investment in any one issuer. The largest single investment made by the Company in such securities amounted to 18% of the total amount invested in below investment grade securities.

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

           The Company also seeks to mitigate market risk associated with its investments in hedge funds by maintaining a diversified portfolio of hedge fund investments. Diversification is achieved through the use of many investment managers employing a variety of different investment strategies in determining the underlying characteristics of their hedge funds. The Company is dependent upon these managers to obtain market prices for the underlying investments of the hedge funds. Some of these investments may be difficult to value and actual values may differ from reported amounts. The hedge funds in which we invest usually impose limitations on the timing of withdrawals from the hedge funds (most are within 90 days), and may affect our liquidity. With respect to an investment in a limited partnership managed by a Mariner affiliated Company and consolidated in the Company's financial statements, the Company cannot withdraw funds for a minimum period of three years without the consent of the hedge fund manager.

           The Company invests in CDOs, which are private placements. The fair value of each security is provided by securities dealers. The markets for these types of securities can be illiquid and, therefore, the price obtained from dealers on these securities is subject to change, depending upon the underlying market conditions of these securities, including the potential for downgrades or defaults on the underlying collateral of the security. The Company seeks to mitigate market risk associated with such investments by maintaining a diversified portfolio of such securities that limits the concentration of investment in any one issuer. The excess of fair value over the cost of the CDOs was recorded in net investment income and amounted to $.3 million at December 31, 2003. The largest single investment made by the Company in such securities amounted to 15% of the total amount invested in CDO securities.

           The Company monitors market risks on a regular basis through meetings with Mariner, examining the existing portfolio and reviewing potential changes in investment guidelines, the overall effect of which is to allow management to make informed decisions concerning the impact that market risks have on the portfolio.


--------------------------------------------------------------------------------
Item 8.   Financial Statements and Supplementary Data
--------------------------------------------------------------------------------

           Interested persons can obtain access to the Company's 10-K, 10-Q and 8-K reports on its Internet web site, www.nymagic.com, as soon as reasonably practicable after they are filed or furnished to the SEC.

           The consolidated financial statements required by this item and the report of the independent accountants therein required by Item 15(a) of this report commence on page F-2. See accompanying Index to the Consolidated Financial Statements on page F-1.


--------------------------------------------------------------------------------
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

           None.


--------------------------------------------------------------------------------
Item 9A.   Controls and Procedures
--------------------------------------------------------------------------------

Evaluation of Disclosure Controls and Procedures

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


Changes in Internal Controls

           There have been no significant changes in our "internal control over financial reporting" (as defined in rule 13a-15(f)) that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                                    PART III

--------------------------------------------------------------------------------
Item 10.   Directors and Executive Officers of the Registrant
--------------------------------------------------------------------------------


           The information required by this Item is incorporated by reference herein from the sections captioned "Election of Directors," "Nominees for Directors," "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in NYMAGIC's Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2003.


--------------------------------------------------------------------------------
Item 11.   Executive Compensation
--------------------------------------------------------------------------------

           The information required by this Item is incorporated by reference herein from the sections captioned "Compensation of Directors" and "Compensation of Executive Officers" in NYMAGIC's Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2003.


--------------------------------------------------------------------------------
Item 12.   Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------------

           The information required by this Item is incorporated by reference herein from the sections captioned "Security Ownership of Certain Beneficial Owners," "Security Ownership of Management," "Changes in Control" and "Equity Compensation Plans" in NYMAGIC's Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2003.


--------------------------------------------------------------------------------
Item 13.   Certain Relationships and Related Transactions
--------------------------------------------------------------------------------

           The information required by this Item is incorporated by reference herein from the section captioned "Certain Relationships and Related Transactions" in NYMAGIC's Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2003.

--------------------------------------------------------------------------------
Item 14.   Principal Accounting Fees and Services
--------------------------------------------------------------------------------


           The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 29, 2004 with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act.

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------------



      (a)  1.      Financial Statements

                   The list of financial statements appears in the accompanying index on page F-1.

           2.      Financial Statement Schedules

                   The list of financial statement schedules appears in the accompanying index on page F-1.

           3.      Exhibits

           3.1     Charter of NYMAGIC,  INC. (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on December
                   16, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

           3.2     Amended and Restated By-Laws. (Filed as Exhibit 3.3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-11238) and incorporated herein by reference).

           4.0     Specimen  Certificate of common stock (Filed as Exhibit 4.0 of Amendment No. 2 to the  Registrant's  Registration
                   Statement No. 33-27665) and incorporated herein by reference).

           10.1    Restated  Management  Agreement  dated as of  January  1, 1986,  by and among  Mutual  Marine  Office,  Inc.  and
                   Arkwright-Boston  Manufacturers Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance
                   Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.2 of the
                   Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 2-88552)
                   and incorporated herein by reference).

           10.2    Amendment No. 2 to the Restated Management  Agreement,  dated as of December 30, 1988, by and among Mutual Marine
                   Office,  Inc. and Arkwright Mutual Insurance  Company,  Utica Mutual Insurance  Company,  Lumber Mutual Insurance
                   Company, the Registrant and Pennsylvania  National Mutual Casualty Insurance Company (Filed as Exhibit 10.2.2. of
                   the Registrant's  Current Report on Form 8-K dated January 6, 1989 (Commission File No. 2-88552) and incorporated herein by reference).

           10.3    Amendment No. 3 to the Restated  Management  Agreement,  dated as of December 31, 1990 by and among Mutual Marine
                   Office,  Inc. and Arkwright  Mutual  Insurance  Company,  Utica Mutual  Insurance  Company,  the  Registrant  and
                   Pennsylvania  National Mutual Casualty  Insurance  Company (Filed as Exhibit 10.2.3.  of the Registrant's  Annual
                   Report on Form 10-K for the fiscal year ended December 31, 1990  (Commission  File No. 3-27665) and  incorporated herein by reference).

           10.4.   Restated  Management  Agreement  dated as of January 1, 1986, by and among Mutual Inland Marine Office,  Inc. and
                   Arkwright-Boston  Manufacturers Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance
                   Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.4 of the
                   Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 2-88552)
                   and incorporated herein by reference).

           10.5    Amendment No. 2 to the Restated Management  Agreement,  dated as of December 30, 1988, by and among Mutual Inland
                   Marine Office,  Inc. and Arkwright  Mutual  Insurance  Company,  Utica Mutual  Insurance  Company,  Lumber Mutual
                   Insurance Company,  the Registrant and Pennsylvania  National Mutual Casualty Insurance Company (Filed as Exhibit
                   10.4.2 of the  Registrant's  Current Report on Form 8-K, dated January 6, 1989  (Commission File No. 2-88552) and incorporated herein by reference).


           10.6    Amendment No. 3 to the Restated Management  Agreement,  dated as of December 31, 1990, by and among Mutual Inland
                   Marine Office,  Inc. and Arkwright Mutual Insurance Company,  Utica Mutual Insurance Company,  the Registrant and
                   Pennsylvania  National Mutual Casualty  Insurance  Company (Filed as Exhibit 10.4.3.  of the Registrant's  Annual
                   Report on Form 10-K for the fiscal year ended December 31, 1990  (Commission  File No. 3-27665) and  incorporated herein by reference).

           10.7    Restated Management Agreement dated as of January 1, 1986, by and among Mutual Marine Office of the Midwest, Inc.
                   and  Arkwright-Boston  Manufacturers  Mutual Insurance  Company,  Utica Mutual Insurance  Company,  Lumber Mutual
                   Insurance Company,  the Registrant and Pennsylvania  National Mutual Casualty Insurance Company (Filed as Exhibit
                   10.6 of the Registrant's  Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File
                   No. 2-88552) and incorporated herein by reference).

           10.8    Amendment No. 2 to the Restated  Management  Agreement  dated as of December 30, 1988, by and among Mutual Marine
                   Office of the Midwest, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual
                   Insurance Company,  the Registrant and Pennsylvania  National Mutual Casualty Insurance Company (Filed as Exhibit
                   10.6.2 of the  Registrant's  Current Report on Form 8-K, dated January 6, 1989  (Commission File No. 2-88552) and incorporated herein by reference).

           10.9    Amendment No. 3 to the Restated  Management  Agreement  dated as of December 31, 1990, by and among Mutual Marine
                   Office of the Midwest,  Inc.  and  Arkwright  Mutual  Insurance  Company,  Utica Mutual  Insurance  Company,  the
                   Registrant  and  Pennsylvania  National  Mutual  Casualty  Insurance  Company  (Filed as Exhibit  10.6.3.  of the
                   Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 3-27665)
                   and incorporated herein by reference).

           10.10   Restated  Management  Agreement dated as of January 1, 1986, by and among Pacific Mutual Marine Office,  Inc. and
                   Arkwright-Boston  Manufacturers Mutual Insurance Company, Lumber Mutual Insurance Company, Utica Mutual Insurance
                   Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.8 of the
                   Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 2-88552)
                   and incorporated herein by reference).

           10.11   Amendment No. 2 to the Restated  Management  Agreement dated as of December 30, 1988, by and among Pacific Mutual
                   Marine Office,  Inc. and Arkwright  Mutual  Insurance  Company,  Lumber Mutual  Insurance  Company,  Utica Mutual
                   Insurance Company,  the Registrant and Pennsylvania  National Mutual Casualty Insurance Company (Filed as Exhibit
                   10.8.2 of the  Registrant's  Current Report on Form 8-K, dated January 6, 1989  (Commission File No. 2-88552) and incorporated herein by reference).

           10.12   Amendment to Restated  Management  Agreement  dated as of December 31, 1990, by and among  Pacific  Mutual Marine
                   Office,  Inc. and Arkwright  Mutual  Insurance  Company,  Utica Mutual  Insurance  Company,  the  Registrant  and
                   Pennsylvania  National Mutual Casualty  Insurance  Company (Filed as Exhibit 10.8.3.  of the Registrant's  Annual
                   Report on Form 10-K for the fiscal year ended December 31, 1992  (Commission  File No. 1-11238) and  incorporated herein by reference).

           10.13   1991 Stock Option Plan (Filed as Exhibit A to the  Registrant's  Proxy  Statement for its 1991 Annual  Meeting of
                   Shareholders (Commission File No. 1-11238) and incorporated herein by reference).

           10.14   Form of  Indemnification  Agreement  (Filed as Exhibit 10.10 of  Registrant's  Annual Report on Form 10-K for the
                   fiscal year ended December 31, 1999 (Commission File No. 1-11238) and incorporated herein by reference).

           10.15   1999 NYMAGIC,  INC. Phantom Stock Plan (Filed as Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for
                   the fiscal year ended December 31, 1999 (Commission File No. 1-11238) and incorporated herein by reference).


           10.16   Severance Agreement dated as of December 31, 2001 by and between NYMAGIC,  INC. and Thomas J. Iacopelli (Filed as
                   Exhibit 10.2 of Registrant's  Quarterly  Report on Form 10-Q for the quarter ended June 30, 2002 (Commission File
                   No. 1-11238) and incorporated herein by reference).

           10.17   Severance Agreement dated as of July 9, 2002 by and between NYMAGIC, INC. and Paul Hart. *

           10.18   NYMAGIC, INC. 2002 Nonqualified Stock Option Plan (Filed as Exhibit 10.2 of Registrant's Quarterly Report on Form
                   10-Q for the  quarter  ended  September  30,  2002  (Commission  File No.  1-11238)  and  incorporated  herein by reference).

           10.19   Voting Agreement among Mariner  Partners,  Inc. and certain  stockholders of the Company dated as of February 20,
                   2002, as amended March 1, 2002 (Filed as Exhibit 99.1 to the Schedule 13D filed by Mariner Partners, Inc. and the other reporting  persons named therein on March 4, 2002 (Commission File No. 5-40907) and incorporated  herein by reference).

           10.20   Amendment  No. 2 dated as of January  27, 2003 to Voting  Agreement  among  Mariner  Partners,  Inc.  and certain stockholders of the Company (Filed as Exhibit 99.2 to the Schedule 13D/A filed by Mariner Partners,  Inc. and the other reporting persons named therein on April 10, 2003 (Commission File No. 5-40907) and incorporated  herein by reference).

           10.21   Amendment  No. 3 dated as of March 12,  2003,  to Voting  Agreement  among  Mariner  Partners,  Inc.  and certain stockholders of the Company (Filed as Exhibit 99.3 to the Schedule 13D/A filed by Mariner Partners,  Inc. and the other reporting person named therein on April 10, 2003  (Commission File No. 5-40907) and incorporated  herein by reference).

           10.22   Amendment  No. 4 dated as of February  24, 2004 to Voting  Agreement  among  Mariner  Partners,  Inc. and certain stockholders of the Company. *

           10.23   Resolutions of the Board of Directors of the Company's subsidiary, New York Marine And General Insurance Company, adopted July 18, 2002,  committing not to pay dividends to the Company  without the consent of the New York State
                   Department of Insurance prior to July 31, 2004 (Filed as Exhibit 10.1 to Registrant's  original Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

           10.25   Resolutions of the Board of Directors of the Company's  subsidiary,  Gotham Insurance  Company,  adopted July 18,
                   2002,  committing  not to pay  dividends to the Company  without the consent of the New York State  Department of
                   Insurance prior to July 31, 2004 (Filed as Exhibit 10.2 to Registrant's  original Form 10-Q for the quarter ended
                   June 30, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

           10.26   Amended and Restated Investment  Management  Agreement between Mariner Partners,  Inc. and NYMAGIC,  Inc. and New
                   York Marine And General  Insurance Company and Gotham Insurance  Company,  dated as of December 6, 2002 (Filed as
                   Exhibit  10.6 of  Registrant's  amended  Quarterly  Report  on Form  10-Q for the  quarter  ended  June 30,  2003
                   (Commission File No. 1-11238) and incorporated herein by reference).

           10.27   Limited  Partnership  Agreement of Mariner  Tiptree (CDO) Fund I, L.P.  dated as of May 1, 2003 (Filed as Exhibit
                   10.1 of Registrant's  Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (Commission File No.
                   1-11238) and incorporated herein by reference).

           10.28   Securities  Purchase  Agreement  dated as of January 31, 2003 by and between  NYMAGIC,  Inc. and Conning  Capital
                   Partners  VI, L.P.  (Filed as Exhibit  99.1 of  Registrant's  Current  Report on Form 8-K dated  January 31, 2003
                   (Commission File No. 1-11238) and incorporated herein by reference).

           10.29   Registration  Rights  Agreement  dated as of January 31, 2003 by and between  NYMAGIC,  Inc. and Conning  Capital
                   Partners  VI, L.P.  (Filed as Exhibit  99.2 of  Registrant's  Current  Report on Form 8-K dated  January 31, 2003
                   (Commission File No. 1-11238) and incorporated herein by reference).


           10.30   Option  Certificate  dated as of January 31, 2003 by and between  NYMAGIC,  INC. and Conning Capital Partners VI,
                   L.P. (Filed as Exhibit 99.3 of Registrant's  Current Report on Form 8-K dated January 31, 2003  (Commission  File
                   No. 1-11238) and incorporated herein by reference).

           10.31   Registration  Rights  Agreement  dated as of March 11, 2004 by and among  NYMAGIC,  INC. and Keefe,  Bruyette and
                   Woods, Inc. and the other initial purchasers referred to therein. *

           10.32   Indenture  dated as of March 11, 2004 by and between  NYMAGIC,  INC. and  Wilmington  Trust  Company,  as trustee related to the Company's 6.50% Senior Notes due 2014. *

           10.33   First  Supplemental  Indenture  dated as of March 11, 2004 by and between  NYMAGIC,  INC.  and  Wilmington  Trust
                   Company, as trustee. *

           10.34   Sublease  dated as of December  12,  2002 by and  between  BNP Paribas and New York Marine And General  Insurance
                   Company (Filed as Exhibit 10.20 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
                   2002 (Commission File No. 1-11238) and incorporated herein by reference).

           21.1    Subsidiaries of the Registrant. *

           23.1    Consent of KPMG LLP. *

           31.1    Certification  of George R. Trumbull,  III, Chief Executive  Officer,  as adopted  pursuant to Section 302 of the
                   Sarbanes-Oxley Act of 2002. *

           31.2    Certification  of Thomas J.  Iacopelli,  Chief  Financial  Officer,  as adopted  pursuant  to section  302 of the
                   Sarbanes-Oxley Act of 2002. *

           32.1    Certification of George R. Trumbull, III, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

           32.2    Certification of Thomas J. Iacopelli,  Chief Financial  Officer,  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
           ------------------
           * Filed herewith.

      (b) Reports on Form 8-K

           During the fiscal quarter ended December 31, 2003, the Registrant filed the following Current Reports on Form 8-K:

           (1)     Current Report on Form 8-K, as filed with the Commission on November 10, 2003 reporting under Item 12 "Results of
                   Operations and Financial  Condition" the Company's issuance of a press release reporting the Company's  financial results for its fiscal quarter ended September 30, 2003.

           (2)     Current Report on Form 8-K, as filed with the Commission on November 25, 2003 reporting  under Item 9 "Regulation
                   FD Disclosure" the Company's  issuance of a press release  announcing the Company's  secondary offering of common shares by a group of selling shareholders.

           (3)     Current  Report on Form 8-K, as filed with the  Commission on December 12, 2003 reporting (i) under Item 5 "Other
                   Events" that the Company and certain  selling  shareholders  executed an  Underwriting  Agreement and (ii) Item 9
                   "Regulation  FD  Disclosure"  the Company's  issuance of a press release  announcing the pricing of the Company's secondary offering.


           (4)     Current  Report on Form 8-K, as filed with the  Commission  on December  16,  2003  updating  under Item 5 "Other
                   Events" the certificate of incorporation as on file with the Commission to include charter amendments.


           (5)     Current Report on Form 8-K, as filed with the Commission on December 18, 2003 reporting  under Item 9 "Regulation
                   FD  Disclosure"  the  Company's  issuance  of a press  release  announcing  that it had  declared a  dividend  to shareholders of six cents per share, payable on January 7, 2004 to shareholders of record on December 31, 2003.

           (6)     Current Report on Form 8-K, as filed with the Commission on December 23, 2003 reporting  under Item 9 "Regulation
                   FD Disclosure" the Company's issuance of a press release announcing that,  pursuant to an Underwriting  Agreement dated December 11, 2003, the underwriters have exercised and closed their  over-allotment  option with respect to the Company's secondary offering.

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

                                            NYMAGIC, INC.
                                            (Registrant)

                                            By:  /s/ George R. Trumbull, III
                                                 ---------------------------
                                            George R. Trumbull, III
                                            Chief Executive Officer

                                            Date: March 12, 2004
                                                  --------------

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


Name                               Title                                              Date
----                               -----                                              ----

/s/ John R. Anderson               Director                                           March 12, 2004
--------------------
John R. Anderson

/s/ Glenn J. Angiolillo            Director                                           March 12, 2004
-----------------------
Glenn J. Angiolillo

/s/ John T. Baily                  Director                                           March 12, 2004
-----------------
John T. Baily

/s/ John N. Blackman, Jr.          Director                                           March 12, 2004
-------------------------
John N. Blackman, Jr.

/s/ Mark W. Blackman               Director                                           March 12, 2004
--------------------
Mark W. Blackman

/s/ David E. Hoffman               Director                                           March 12, 2004
--------------------
David E. Hoffman

/s/ A. George Kallop               Director                                           March 12, 2004
--------------------
A. George Kallop

/s/ William J. Michaelcheck        Director                                           March 12, 2004
---------------------------
William J. Michaelcheck

/s/ William D. Shaw, Jr.           Director                                           March 12, 2004
------------------------
William D. Shaw, Jr.

/s/ Robert G. Simses               Director                                           March 12, 2004
--------------------
Robert G. Simses

/s/ George R. Trumbull, III        Director, Chairman and                             March 12, 2004
---------------------------        Chief Executive Officer
George R. Trumbull, III

/s/ Glenn R. Yanoff                Director                                           March 12, 2004
-------------------
Glenn R. Yanoff

/s/ David W. Young                 Director                                           March 12, 2004
------------------
David W. Young

/s/ Thomas J. Iacopelli            Principal Accounting Officer                       March 12, 2004
-----------------------            and Chief Financial Officer
Thomas J. Iacopelli

                                  NYMAGIC, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                   Independent Auditors' Report........................    F-2

                   Consolidated Balance Sheets.........................    F-3

                   Consolidated Statements of Income...................    F-4

                   Consolidated Statements of Shareholders' Equity.....    F-5

                   Consolidated Statements of Cash Flows...............    F-6

                   Notes to Consolidated Financial Statements..........    F-7

                   Financial Statement Schedule II.....................   F-27

                   Financial Statement Schedule III....................   F-29

                   Financial Statement Schedule V......................   F-30

                   Financial Statement Schedule VI.....................   F-31

INDEPENDENT AUDITORS' REPORT
----------------------------

The Board of Directors and Shareholders
NYMAGIC, INC.:


We have audited the accompanying consolidated balance sheets of NYMAGIC, INC. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NYMAGIC, INC. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



KPMG LLP
New York, New York
February 17, 2004, except as to Note 18, which is as of March 11, 2004

                                  NYMAGIC, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                           December 31,
-------------------------------------------------------------------------------------------------
                                                                       2003              2002
                                                                   -------------------------------

ASSETS

Investments:
  Fixed maturities:
       Available for sale at fair value
           (amortized cost $ 92,594,971 and $29,923,407)           $  93,470,691    $  30,480,249
        Trading at fair value (cost $61,423,212 and $0) .....         61,736,951               --
  Equity securities available for sale at fair value
      (cost $0 and $4,728,485) ..............................                 --        4,728,485
  Limited partnerships at equity
      (cost $96,250,000 and $37,500,000) ....................        105,434,419       38,477,219
  Short-term investments ....................................        257,059,675      355,803,960
                                                                     -----------      -----------
               Total investments ............................        517,701,736      429,489,913
                                                                     -----------      -----------
Cash ........................................................          1,940,541          980,109
Accrued investment income ...................................          2,099,641          391,949
Premiums and other receivables, net .........................         23,981,910       35,690,128
Reinsurance receivables on unpaid losses, net ...............        276,618,865      307,023,114
Reinsurance receivables on paid losses, net .................          4,229,697       19,399,226
Deferred policy acquisition costs ...........................          8,245,600        7,708,186
Prepaid reinsurance premiums ................................         20,906,056        6,397,405
Deferred income taxes .......................................         11,772,721       12,000,806
Property, improvements and equipment, net ...................          3,937,603          731,406
Other assets ................................................          3,690,715        4,194,725
                                                                       ---------        ---------
               Total assets .................................      $ 875,125,085    $ 824,006,967
                                                                   =============    =============

LIABILITIES

Unpaid losses and loss adjustment expenses ..................      $ 518,929,558    $ 516,002,310
Reserve for unearned premiums ...............................         61,821,283       45,399,375
Ceded reinsurance payable ...................................         25,812,895       19,718,427
Notes payable ...............................................                 --        6,219,953
Dividends payable ...........................................            583,305               --
Other liabilities ...........................................         23,686,944       15,714,152
                                                                      ----------       ----------
               Total liabilities ............................        630,833,985      603,054,217
                                                                     -----------      -----------

SHAREHOLDERS' EQUITY

Common stock ................................................         15,279,390       15,158,324
Paid-in capital .............................................         35,476,566       30,206,370
Accumulated other comprehensive income ......................            569,220          361,947
Retained earnings ...........................................        239,127,097      224,364,808
                                                                     -----------      -----------
                                                                     290,452,273      270,091,449
Treasury stock, at cost, 5,554,642 and 5,855,826 shares .....        (46,161,173)     (49,138,699)
                                                                     -----------      -----------
               Total shareholders' equity ...................        244,291,100      220,952,750
                                                                     -----------      -----------

               Total liabilities and shareholders' equity          $ 875,125,085    $ 824,006,967
                                                                   =============    =============



The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                Year ended December 31,
                                                   ------------------------------------------------
                                                         2003            2002              2001
                                                   ------------------------------------------------

Revenues:
Net premiums earned ............................   $  96,393,950    $ 113,457,453    $  84,632,597
Commission income ..............................        (229,772)       1,548,418        3,312,449
Net investment income ..........................      22,393,704       15,820,734       17,387,510
Net realized investment gains ..................         549,988        8,456,003        2,874,573
Other income ...................................       1,687,779          186,470          284,926
                                                    ----------------------------------------------
Total revenues .................................     120,795,649      139,469,078      108,492,055
                                                    ----------------------------------------------
Expenses:
Net losses and loss adjustment expenses incurred      55,715,314       73,356,338       87,900,636
Policy acquisition expenses ....................      19,430,211       18,898,550       16,083,412
General and administrative expenses ............      19,427,784       18,372,827       16,952,636
Interest expense ...............................          25,652          575,295          394,717
                                                    ----------------------------------------------
Total expenses .................................      94,598,961      111,203,010      121,331,401
                                                    ----------------------------------------------

Income (loss) before income taxes ..............      26,196,688       28,266,068      (12,839,346)
Income tax provision:
Current ........................................       8,987,448       (4,869,283)         798,389
Deferred .......................................         116,476        4,424,857         (498,742)
                                                    ----------------------------------------------
Total income tax expense (benefit) .............       9,103,924         (444,426)         299,647
                                                    ----------------------------------------------
Net income (loss) ..............................   $  17,092,764    $  28,710,494    $ (13,138,993)
                                                    ==============================================

Weighted average number of shares of
   common stock outstanding-basic ..............       9,673,323        9,277,340        9,231,698
                                                    ----------------------------------------------
Basic earnings (loss) per share ................           $1.77            $3.09           $(1.42)
                                                    ----------------------------------------------
Weighted average number of shares of
   common stock outstanding-diluted ............       9,827,676        9,308,510        9,231,698
                                                    ----------------------------------------------
Diluted earnings (loss) per share ..............           $1.74            $3.08           $(1.42)
                                                    ----------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                     Year ended December 31,
                                                      -----------------------------------------------
                                                           2003             2002            2001
                                                      -------------    -------------    -------------

Common stock:
   Balance, beginning of year .....................   $  15,158,324    $  15,123,658    $  15,018,392
   Shares issued ..................................         121,066           34,666          105,266
                                                      -------------    -------------    -------------
       Balance, end of year .......................      15,279,390       15,158,324       15,123,658
                                                      =============    =============    =============

Paid-in capital:
   Balance, beginning of year .....................   $  30,206,370    $  29,702,414    $  27,992,916
   Shares issued and other ........................       5,270,196          503,956        1,709,498
                                                      -------------    -------------    -------------
       Balance, end of year .......................      35,476,566       30,206,370       29,702,414
                                                      =============    =============    =============

Accumulated other comprehensive income:
   Balance, beginning of year .....................   $     361,947    $   7,930,180    $  10,918,088
   Unrealized gain (loss) on securities,
         net of reclassification adjustment .......         207,273       (6,756,353)      (3,314,447)
   Foreign currency translation adjustments .......            --           (811,880)         326,539
                                                      -------------    -------------    -------------
   Other comprehensive income (loss) ..............         207,273       (7,568,233)      (2,987,908)
                                                            -------       ----------       ----------
       Balance, end of year .......................         569,220          361,947        7,930,180
                                                            =======       ==========       ==========

Retained earnings:
   Balance, beginning of year .....................   $ 224,364,808    $ 195,654,314    $ 211,565,023
   Net income (loss) ..............................      17,092,764       28,710,494      (13,138,993)
   Dividends declared .............................      (2,330,475)            --         (2,771,716)
                                                      -------------    -------------    -------------
       Balance, end of year .......................     239,127,097      224,364,808      195,654,314
                                                      =============    =============    =============

Treasury stock, at cost:
   Balance, beginning of year .....................     (49,138,699)   $ (49,138,699)   $ (49,204,710)
   Net sale of common stock .......................       2,977,526             --             66,011
                                                      -------------    -------------    -------------
       Balance, end of year .......................     (46,161,173)     (49,138,699)     (49,138,699)
                                                      =============    =============    =============

Total Shareholders' Equity ........................     244,291,100      220,952,750      199,271,867
                                                      =============    =============    =============


Comprehensive income:
   Net income (loss) ..............................   $  17,092,764    $  28,710,494    $ (13,138,993)
   Other comprehensive income (loss) ..............         207,273       (7,568,233)      (2,987,908)
                                                      -------------    -------------    -------------
       Comprehensive income (loss) ................      17,300,037       21,142,261      (16,126,901)
                                                      =============    =============    =============

                                                                       Number of Shares
                                                                       ----------------

Common stock, par value $1 each:
   Issued, beginning of year ......................      15,158,324       15,123,658       15,018,392
   Shares Issued ..................................         121,066           34,666          105,266
                                                      -----------------------------------------------
       Issued, end of year ........................      15,279,390       15,158,324       15,123,658
                                                      -----------------------------------------------

Common stock, authorized shares,
   par value $1 each ..............................      30,000,000       30,000,000       30,000,000
                                                      -----------------------------------------------

Common stock, shares outstanding, end of year .....       9,724,748        9,302,498        9,267,832
                                                      -----------------------------------------------

Dividends declared per share ......................            $.24             $.00             $.30
                                                      -----------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.



                                                                                          NYMAGIC, INC
                                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Year ended December 31,
                                                                                   -----------------------------------------------
                                                                                       2003             2002             2001
                                                                                   -----------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                                  $  17,092,764    $  28,710,494    $ (13,138,993)
                                                                                   -------------    -------------    -------------

Adjustments to reconcile net income (loss) to
    net cash provided by
    operating activities:
    Provision for deferred taxes                                                         116,476        4,424,857         (498,742)
    Net realized investment gains                                                       (549,988)      (8,456,003)      (2,874,573)
    Equity in earnings of limited partnerships                                        (8,548,971)        (977,220)            --
    Net bond amortization                                                                710,214        1,825,473          710,443
    Depreciation and other, net                                                          518,475          410,781          427,799

Changes in:
    Premiums and other receivables                                                    11,708,218       39,203,457      (20,908,841)
    Reinsurance receivables paid and unpaid, net                                      45,573,778       35,326,444     (113,700,613)
    Ceded reinsurance payable                                                          6,094,468       (7,675,269)      12,350,000
    Accrued investment income                                                         (1,707,692)       3,855,082          357,154
    Deferred policy acquisition costs                                                   (537,414)         459,477       (2,813,174)
    Prepaid reinsurance premiums                                                     (14,508,651)      12,388,670          424,283
    Other assets                                                                         504,010        2,031,971         (672,705)
    Unpaid losses and loss adjustment expenses                                         2,927,248      (18,186,752)     122,922,093
    Reserve for unearned premiums                                                     16,421,908      (19,671,615)       4,635,216
    Foreign currency translation adjustments                                                --           (811,880)         326,539
    Other liabilities                                                                  7,972,792       (7,445,716)      14,241,029
    Trading portfolio activities                                                     (61,736,951)            --               --
                                                                                   -------------    -------------    -------------
           Total adjustments                                                           4,957,920       36,701,757       14,925,908
                                                                                   -------------    -------------    -------------
Net cash provided by operating activities                                             22,050,684       65,412,251        1,786,915
                                                                                   -------------    -------------    -------------

Cash flows from investing activities:
    Fixed maturities acquired                                                       (132,310,120)    (121,264,193)    (244,020,478)
    Equity securities acquired                                                              --        (47,958,228)     (22,390,406)
    Limited partnerships acquired                                                    (72,500,000)            --               --
    Net sale (purchase) of short-term investments                                     99,632,096     (290,365,000)     (32,577,834)
    Fixed maturities matured                                                           3,820,000        7,401,141       18,947,896
    Fixed maturities sold                                                             64,840,423      344,255,556      254,449,145
    Equity securities sold                                                             4,658,759       41,820,921       27,781,388
    Limited partnerships sold                                                         14,091,597             --               --
    Acquisition of property & equipment, net                                          (3,724,672)         (50,738)        (293,967)
                                                                                   -------------    -------------    -------------
Net cash provided by (used in) investing activities                                  (21,491,917)     (66,160,541)       1,895,744
                                                                                   -------------    -------------    -------------

Cash flows from financing activities:
    Proceeds from stock issuance and other                                             2,176,507          538,622        1,814,764
    Cash dividends paid to stockholders                                               (1,747,170)            --         (3,687,519)
    Net sale  of treasury shares                                                       6,192,281             --             66,011
    Proceeds from borrowings                                                                --         15,719,953        5,452,840
    Loan principal payments                                                           (6,219,953)     (17,411,253)      (5,000,000)
                                                                                   -------------    -------------    -------------
Net cash provided by (used in) financing activities                                      401,665       (1,152,678)      (1,353,904)
                                                                                   -------------    -------------    -------------

Net increase (decrease) in cash                                                          960,432       (1,900,968)       2,328,755
Cash at beginning of year                                                                980,109        2,881,077          552,322
                                                                                   -------------    -------------    -------------
Cash at end of year                                                                $   1,940,541    $     980,109    $   2,881,077
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

           In 1997, the Company formed MMO EU as a holding company for MMO UK, which operated as a limited liability corporate vehicle to provide capacity, or the ability to underwrite a certain amount of business, for syndicates within Lloyd's of London (Lloyd's). In 1997, the Company acquired ownership of a Lloyd's managing agency, which was subsequently renamed MMO Underwriting Agency, Ltd. MMO Underwriting Agency Ltd. commenced underwriting in 1998 for the Company's wholly owned subsidiary MMO UK, which provided 100%, or $29.8 million, of the capacity for Syndicate 1265. In 2000, the Company sold MMO Underwriting Agency Ltd. in exchange for a minority interest in Cathedral Capital PLC and Syndicate 1265 was placed into runoff. In 2001, MMO UK provided approximately 11.2%, or $13.6 million, of the capacity for Syndicate 2010, which is managed by Cathedral Capital. In 2002, the Company completed the withdrawal from its London operations and since 2002, MMO UK has not provided capacity to any Lloyd's syndicate. Accordingly, the consolidated financial statements reflect the interests from the syndicate operations up to the time of the Company's withdrawal in November 2002. In January 2003, the Company sold its minority interest in Cathedral Capital PLC for approximately $2.8 million. This sale had no material impact on the Company's results of operations.

           MMO EU and MMO UK, including its participation interest in Syndicates 1265 and 2010, are collectively referred to as "MMO London".


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

Consolidation

           The consolidated financial statements include the accounts of the Company, two insurance subsidiaries, New York Marine and Gotham, and three agency subsidiaries. MMO London's financial statements were included in the consolidated financial statements until November 2002, the date of the Company's withdrawal from its London operations. Gotham is owned 25% by the Company and 75% by New York Marine. Gotham is consolidated in the financial statements as it is a 100% indirect subsidiary of NYMAGIC, INC. All other subsidiaries are wholly owned by NYMAGIC. During 2003, the Company obtained a 100% interest in a limited partnership whose financial statements were included in the consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

Investments

           Fixed maturities held for sale are carried at fair value and include those bonds where the Company's intent to carry such investments to maturity may be affected in future periods by changes in market interest rates or tax position. Unrealized gains or losses on fixed maturities held for sale are reflected in accumulated other comprehensive income. Fixed maturities held for trading are carried at fair value. Trading securities are marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of such securities are also recognized in net investment income.

           Equity securities (common stocks and non-redeemable preferred stocks) are carried at fair value. Unrealized gains or losses on equity securities are reflected in accumulated other comprehensive income.


           Short-term investments are carried at cost, which approximates fair value.


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


           Realized investment gains and losses (determined on the basis of first in first out) also include any declines in value which are considered to be other-than-temporary. Management reviews investments for impairment based upon specific criteria that include the duration and extent of declines in fair value of the security below its cost or amortized cost. Unrealized appreciation or depreciation of investments, net of related deferred income taxes, is reflected in accumulated other comprehensive income in shareholders' equity.


Derivatives

           The Company maintained an interest rate agreement, which expired in 2002, that was entered into for purposes of hedging interest rate risk on the Company's note payable. Cash flows as a result of the hedge were recorded as adjustments to interest expense. The fair value of the cash flow derivative was recorded in other liabilities. Changes in the fair value of the derivative were recorded to results of operations. The Company did not maintain any derivative positions as of December 31, 2003 and 2002, respectively.


Premium and policy acquisition cost recognition

           Premiums and policy acquisition costs are reflected in income and expense on a monthly pro rata basis over the terms of the respective policies. Accordingly, unearned premium reserves are established for the portion of premiums written applicable to unexpired policies in force, and acquisition costs, consisting mainly of net brokerage commissions and premium taxes relating to these unearned premiums, are deferred to the extent recoverable. The Company has provided an allowance for uncollectible premium receivables of $450,000 for each of the years ended December 31, 2003 and 2002, respectively. The determination of acquisition costs to be deferred considers historical and current loss and loss adjustment expense experience. In measuring the carrying value of deferred policy acquisition costs consideration is also given to anticipated investment income using interest rates of 3% and 3% in 2003 and 2002, respectively.


Revenue recognition

           Management commission income on policies written by the MMO insurance pools is recognized primarily as of the effective date of the policies issued. Adjustments to the policies, resulting principally from changes in coverage and audit adjustments, are recorded in the period reported.

           Contingent profit commission revenue derived from the reinsurance transactions of the insurance pools is recognized when such amount becomes earned as provided in the treaties to the respective reinsurers. The contingent profit commission becomes due shortly after the treaty expires.

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

Fair values of financial instruments

           The fair value of the Company's investments is disclosed in Note 2 including the fair values of privately placed securities. The fair value of fixed maturities, equity securities and short-term investments are based upon quotes obtained from independent sources. The Company's other financial instruments include short-term receivables, notes payable and other payables which are recorded at the underlying transaction value and approximate fair value.


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

           The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:


                                                 Year Ended December 31
                                                 ----------------------
                                              2003        2002         2001
                                              ----        ----         ----
                                           (in thousands except per share data)

Net income, as reported                     $17,093     $28,710     $(13,139)
Add: Stock based employee
   compensation expense included in
   reported net income, net of related
tax effects                                      19          15           15
Deduct: Total stock-based employee
compensation expense determined
under the fair value based method for all
awards, net of related tax effects             (358)       (162)         (65)
                                               -----       -----        -----

Pro forma net income                        $16,754     $28,563     $(13,189)
                                             ======     =======     =========


Earnings per share:


Basic EPS - as reported                       $1.77         $3.09      $(1.42)
Basic EPS - pro forma                         $1.73         $3.08      $(1.43)

Diluted EPS - as reported                     $1.74         $3.08      $(1.42)
Diluted EPS - pro forma                       $1.70         $3.07      $(1.43)


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

Reclassification

           Certain accounts in the prior year's financial statements have been reclassified to conform to the 2003 presentation.

Effects of recent accounting pronouncements

           In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"), which requires an enterprise to assess whether consolidation of an entity is appropriate based upon its interests in a variable interest entity ("VIE"). A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the VIEs expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. FIN 46 was effective immediately for new VIEs established or purchased subsequent to January 31, 2003.

           In December 2003, the FASB issued a revised version of FIN 46 ("FIN 46R"), which incorporates a number of modifications and changes made to the original version. FIN 46R replaces the previously issued FIN 46 and, subject to certain special provisions, is effective no later than the end of the first reporting period that ends after December 15, 2003 for entities considered to be special-purpose entities and no later than the end of the first reporting period that ends after March 15, 2004 for all other VIEs. Early adoption is permitted. The adoption of FIN 46R is not expected to result in the consolidation of any VIEs.

           Effective December 31, 2003, the Company adopted the disclosure requirements of Emerging Issues Task Force ("EITF") Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". Under the consensus, disclosures are required for unrealized losses on fixed maturity and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investment in Debt and Equity Securities", and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations", that are classified as either available-for-sale or held-to-maturity. The disclosure requirements include quantitative information regarding the aggregate amount of unrealized losses and the associated fair value of the investments in an unrealized loss position, segregated into time periods for which the investments have been in an unrealized loss position. The EITF also requires certain qualitative disclosures about the unrealized holdings in order to provide additional information that the Company considered in concluding that the unrealized losses were not other-than-temporary. (For further discussion, see disclosures in Note 2.)

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


(2)        Investments:

           A summary of investment components at December 31, 2003 and December 31, 2002 at fair value consists of the following:




                                                       December 31, 2003           Percent        December 31, 2002        Percent
                                                       -----------------           -------        -----------------        -------
Fixed Maturities Available for Sale:
------------------------------------

  U.S. Treasury Securities                             $          9,184,916          1.77%        $          9,413,908        2.19%
  Municipalities                                                 17,352,350          3.35%                  21,066,341        4.91%
  Corporate Bonds                                                66,933,425         12.93%                         ---          ---
------------------------------------------------------------------------------------------------------------------------------------
           Subtotal                                    $         93,470,691         18.05%        $         30,480,249        7.10%

Trading Securities:
-------------------
  Collateralized Debt Obligations                                61,736,951         11.93%                         ---         ---
------------------------------------------------------------------------------------------------------------------------------------
Total Fixed Maturities and Trading Portfolio           $        155,207,642         29.98%        $         30,480,249        7.10%

Short-term Investments                                          257,059,675         49.65%                 355,803,960       82.84%
------------------------------------------------------------------------------------------------------------------------------------
Total Fixed Maturities and Short-term Investments      $        412,267,317         79.63%                 386,284,209       89.94%

Limited Partnership Hedge Funds                                 105,434,419         20.37%                  38,477,219        8.96%
Industrial & Misc. Common Stocks                                        ---           ---                    4,728,485        1.10%
------------------------------------------------------------------------------------------------------------------------------------
Total Investment Portfolio                             $        517,701,736        100.00%        $        429,489,913      100.00%


           There was no unrealized depreciation or appreciation of investments (before applicable income taxes) at December 31, 2003 and 2002 on equity securities; gross unrealized gains on fixed maturities available for sale were $1,215,206 and $556,842 at December 31, 2003 and 2002, respectively; and gross unrealized losses on fixed maturities available for sale were $339,486 and $0 at December 31, 2003 and 2002, respectively.

           Included in investments at December 31, 2003 are securities required to be held by the Company or are on deposit with various regulatory authorities as required by law with a fair value of $9,772,266.

           There were no non-income producing fixed maturity investments for each of the years ended December 31, 2003 and 2002.

           The Company held no mortgage backed securities at December 31, 2003 or at December 31, 2002.

           The gross unrealized gains and losses on fixed maturities available for sale at December 31, 2003 and 2002 are as follows:


                                                                                          2003
                                                     -------------------------------------------------------------------------------
                                                                               Gross                 Gross
                                                       Amortized             Unrealized            Unrealized              Fair
                                                         Cost                  Gains                 Losses                Value
                                                     -------------------------------------------------------------------------------
Fixed maturities available for sale:

U.S, Treasury Securities ..................           $ 8,920,553           $   303,408           $   (39,045)           $ 9,184,916
Municipalities ............................            17,338,395                13,955                  --               17,352,350
Corporate Bonds ...........................            66,336,023               897,843              (300,441)            66,933,425
                                                     -------------------------------------------------------------------------------


Totals ....................................           $92,594,971           $ 1,215,206           $  (339,486)           $93,470,691
                                                     -------------------------------------------------------------------------------




                                                                                          2002
                                                     -------------------------------------------------------------------------------
                                                                               Gross                 Gross
                                                       Amortized             Unrealized            Unrealized              Fair
                                                         Cost                  Gains                 Losses                Value
                                                     -------------------------------------------------------------------------------
Fixed maturities available for sale:

U.S, Treasury Securities ..................             $ 8,953,187       $   460,721            $            --         $ 9,413,908
Municipalities ............................              20,970,220            96,121                         --          21,066,341
                                                     -------------------------------------------------------------------------------

Totals ....................................             $29,923,407       $   556,842            $            --         $30,480,249
                                                     -------------------------------------------------------------------------------


         As disclosed in the following table, all unrealized losses are less than 12 months, and in conjunction with the Company's investment impairment
policy,    the   Company   believes   the   unrealized    losses   to   be   not
other-than-temporary.


                                                                                   2003
                                         -------------------------------------------------------------------------------------------
Description of Securities                Less than 12 months                12 months or longer                           Total

                                         -------------------------------------------------------------------------------------------
                                            Fair          Unrealized       Fair         Unrealized          Fair        Unrealized
                                            Value            Loss          Value           Loss             Value          Loss
                                         -------------------------------------------------------------------------------------------
U.S. Treasury Securities                 $ 3,008,134    $   (39,045)    $       --      $        --      $ 3,008,134    $   (39,045)
Corporate Bonds                           20,349,966       (300,441)            --               --       20,349,966       (300,441)
                                         -------------------------------------------------------------------------------------------
Total temporarily impaired               $23,358,100    $  (339,486)    $       --      $        --      $23,358,100    $  (339,486)
      securities

           The amortized cost and fair value of debt securities at December 31, 2003 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.




                                                                   Fixed maturities available for sale
                                                          -------------------------------------------------
                                                                Amortized                          Fair
                                                                     Cost                          Value
                                                          -------------------------------------------------

           Due in one year or less.................           $24,215,802                       $24,259,962
           Due after one year through five years..             61,797,433                        62,515,714
           Due after five years through ten years..             5,546,566                         5,665,125
           Due after ten years..........................        1,035,170                         1,029,890
                                                          -------------------------------------------------

           Totals......................................       $92,594,971                       $93,470,691
                                                          -------------------------------------------------

           The investment portfolio has exposure to market risks, which include the effect of adverse changes in interest rates, credit quality and hedge fund and equity values on the portfolio. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Hedge fund and equity investment risks include the potential loss from the diminution in the value of the underlying investment of the hedge fund and the potential loss from changes in the fair value of equity securities.

           Proceeds from sales of investments in debt securities held for sale during 2003, 2002 and 2001 were $64,840,423, $344,255,556 and $254,449,145, respectively. Gross gains of $131,601, $13,308,860 and $6,164,126 and gross losses of $399,524, $2,028,978 and $506,789 were realized on those sales in 2003, 2002 and 2001, respectively.

           Realized  gains  (losses)  and  unrealized  investment   appreciation
(depreciation) on fixed maturities and equity securities for the years ended December 31, 2003, 2002 and 2001 are as follows:




                                                                                              Year ended December 31,
                                                                         -----------------------------------------------------------
                                                                                    2003              2002                  2001
                                                                         -----------------------------------------------------------

Realized gains (losses) of investments
        Fixed maturities ......................................          $   (267,923)          $ 11,279,882           $  5,657,337
        Equity securities .....................................               (69,900)            (2,839,006)            (2,794,608)
        Short-term investments ................................               887,811                 15,127                 11,844
                                                                         -----------------------------------------------------------
        Net realized investment gains .........................               549,988              8,456,003              2,874,573
        Less: applicable income taxes .........................              (192,496)            (2,959,601)            (1,006,101)
                                                                         -----------------------------------------------------------
Net realized investment gains after taxes .....................          $    357,492           $  5,496,402           $  1,868,472
                                                                         ===========================================================

        The Company recorded declines in values of investments considered to be other-than-temporary of $0, $1,520,210, and $4,369,240 for the years ended December 31, 2003, 2002 and 2001.



                                                                                              Year ended December 31,
                                                                         -----------------------------------------------------------
                                                                                    2003              2002                  2001
                                                                         -----------------------------------------------------------

Change in unrealized investment appreciation
           (depreciation) of securities:
        Fixed maturities .........................................         $    318,878          $ (3,066,700)         $   (550,940)
        Equity securities ........................................                 --              (7,327,689)           (4,548,209)
                                                                         -----------------------------------------------------------
        Net unrealized investment gains (losses) .................              318,878           (10,394,389)           (5,099,149)
        Less:  applicable deferred income taxes ..................             (111,605)            3,638,036             1,784,702
                                                                         -----------------------------------------------------------
Net unrealized investment gains (losses) after taxes .............         $    207,273          $ (6,756,353)         $ (3,314,447)
                                                                         ===========================================================


        Net investment income from each major category of investments for the years indicated is as follows:



                                                                                              Year ended December 31,
                                                                         -----------------------------------------------------------
                                                                                    2003              2002                  2001
                                                                         -----------------------------------------------------------
Fixed maturities available for sale ...........................          $  4,176,273           $ 14,410,878           $ 15,734,345
Trading securities ............................................            12,909,671                   --                     --
Short-term investments ........................................             1,879,098                931,168              1,571,226
Equity securities .............................................                  --                  496,194                846,854
Equity in earnings of limited partnerships ....................             8,548,971                977,220                   --
                                                                         -----------------------------------------------------------
           Total investment income ............................            27,514,013             16,815,460             18,152,425
Investment expenses ...........................................            (5,120,309)              (994,726)              (764,915)
                                                                         -----------------------------------------------------------
           Net investment income ..............................          $ 22,393,704           $ 15,820,734           $ 17,387,510
                                                                         ===========================================================


           Net investment income for trading securities includes $313,739 of net unrealized gains as of December 31, 2003.

The Company held $105. 4 million of limited partnership hedge funds at December 31, 2003, accounted for under the equity method, as follows:


                                                                   Amount                   Ownership %
                                                                   ------                   -----------

Airline Recovery Partners, LLC                                 $  5,286,212                     19.52
Amici Qualified Associates, LP                                    5,431,716                      3.18
Asuka Japanese Equity Long/Short Fund LP                          2,575,391                      6.29
Caspian Capital Partners, LP(1)                                   2,657,419                      0.73
Chatham Asset Partners High Yield Fund                            2,606,064                      2.50
d. Quant Fund, LLC                                                2,520,021                      0.55
Dolphin Domestic Fund II, LP                                      1,300,484                      5.65
Dolphin Limited Partnership - A                                   5,016,245                      6.11
Havens Partners, LP                                               5,101,156                      6.52
Mackay Shield Long/ Short Fund (QP), LP                           6,068,638                      4.83
Mariner Partners, LP(1)                                          10,351,000                      2.37
Maystone Continuum Fund, LP                                       4,997,294                     44.23
Midway Market Neutral Fund LLC                                    6,562,365                      7.21
MV Partners Fund I L.P.                                           5,128,737                      2.02
Parkcentral Global, L.P.                                          4,386,892                      2.41
Relative Value International Fund, L.P.                           7,585,371                     20.19
RH Capital Associates Number One, LP                              6,312,684                      1.74
SV Tiger Precious L.P.                                            3,905,929                      6.04
Triage Capital Management, L.P.                                   7,629,263                      3.55
Wexford Spectrum Fund I, L.P.                                    10,011,538                      4.06
                                                                 ----------

Total limited partnership hedge funds                          $105,434,419
                                                                ===========

            (1) These limited partnership hedge funds are directly managed by Mariner.

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

           The hedge funds in which we invest usually impose limitations on the timing of withdrawals from the hedge funds (most are within 90 days), and may affect our liquidity. With respect to an investment in a limited partnership managed by a Mariner affiliated Company and consolidated in the Company's financial statements, the Company cannot withdraw funds for a minimum period of three years without the consent of the hedge fund manager.

           The Company invests in collateralized debt obligations (CDOs), which are private placements. The fair value of each CDO is provided by securities dealers. The markets for these types of securities can be illiquid and, therefore, the price obtained from dealers in these securities is subject to change depending upon the underlying market conditions of these securities, including the potential for downgrades or defaults on the underlying collateral of the security.

Securities lending

      The Company maintains a securities lending agreement with Bear, Stearns Securities Corp. (the "Borrower") whereby certain securities from its portfolio are loaned to the Borrower for short periods of time. The agreement sets forth the terms and conditions under which the Company may, from time to time, lend to the Borrower, against a pledge of restricted collateral, securities held in custody for the Company by Custodial Trust Company, an affiliate of the Borrower. The Company receives restricted collateral from the Borrower generally equal to at least the fair value of the loaned securities plus accrued interest. The loaned securities remain a recorded asset of the Company. At December 31, 2003, the Company had loaned securities with a fair value of $6,760,722 and held collateral related to these loaned securities of $6,962,206. There were no loan positions outstanding as of December 31, 2002.


 (3)       Fiduciary Funds:

           The Company's insurance agency subsidiaries maintain separate underwriting accounts, which record all of the underlying insurance transactions of the insurance pools, which they manage. These transactions primarily include collecting premiums from the insureds, collecting paid receivables from reinsurers, paying claims as losses become payable, paying reinsurance premiums to reinsurers and remitting net account balances to member insurance companies in the pools which MMO manages. Unremitted amounts to members of the insurance pools are held in a fiduciary capacity and interest income earned on such funds inures to the benefit of the members of the insurance pools based on their pro rata participation in the pools.

           A summary of the pools' underwriting accounts as of December 31, 2003 and 2002 is as follows:




                                                                                                    (Unaudited)
                                                                                                    -----------
                                                                                                    December 31,
                                                                                                    ------------

                                                                                                 2003              2002
                                                                                         ----------------------------------
Cash and short-term investments ..........................................                 $ 18,651,338         $29,620,563
Premiums receivable ......................................................                   21,662,214          19,607,502
Reinsurance and other receivables ........................................                   20,172,248          47,407,546
                                                                                         ----------------------------------

Total assets .............................................................                 $ 60,485,800         $96,635,611
                                                                                         ==================================

Due to insurance pool members ............................................                   10,894,676          48,084,755
Reinsurance payable ......................................................                   26,587,878          20,718,543
Funds withheld from reinsurers ...........................................                   20,729,319          23,220,776
Other liabilities ........................................................                    2,273,927           4,611,537
                                                                                         ----------------------------------
Total liabilities ........................................................                 $ 60,485,800         $96,635,611
                                                                                         ==================================

           A portion of the pools' underwriting accounts above have been included in the Company's insurance subsidiaries operations based upon their pro rata participation in the MMO insurance pools.


 (4)       Insurance Operations:

Reinsurance transactions

           Approximately   31%,   30%  and  39%  of  the   Company's   insurance
subsidiaries' direct and assumed gross premiums written for the years ended December 31, 2003, 2002 and 2001, respectively, have been reinsured by the pools with other companies on both a treaty and a facultative basis.

           Two former pool members, Utica Mutual and Arkwright, currently part of the FM Global Group, withdrew from the pools in 1994 and 1996, respectively, and retained liability for their effective pool participation for all loss reserves, including IBNR and unearned premium reserves attributable to policies effective prior to their withdrawal from the pools.

           In the event that all or any of the pool companies might be unable to meet their obligations to the pools, the remaining companies would be liable for such defaulted amounts on a pro rata pool participation basis.

           On May 28, 2003, an arbitration procedure was completed and Utica Mutual was ordered to pay MMO approximately $7.8 million, which represented Utica Mutual's funding requirement to the pools and had no impact on the Company's results of operations. In addition, the Company was awarded interest of approximately $1 million on a pre-tax basis which was reflected in results of operations in 2003. Following the award, these amounts were paid in full. This award confirmed that, as a pool member, Utica Mutual is required to fund gross losses paid by MMO, acting as managing agent.

           The Company is not aware of any uncertainties that could result in any possible defaults by either Arkwright or Utica Mutual with respect to their pool obligations, which might impact liquidity or results of operations of the Company, but there can be no assurance that such events will not occur in the future.

           A contingent liability exists with respect to reinsurance ceded since such transactions generally do not relieve the Company of its primary obligation to the policyholder, so that such reinsurance ceded would become a liability of the Company's insurance subsidiaries in the event that any reinsurer might be unable to meet the obligations assumed under the reinsurance agreements. As established by the pools, all reinsurers must meet certain minimum standards of financial condition.

The Company's largest unsecured reinsurance receivables at December 31, 2003 were from the following reinsurers:


           Reinsurer                                             Amounts                     A.M. Best Rating
           ---------------------------------                     ----------                  ----------------
                                                                (in millions)
           Lloyd's Syndicates                                    $    51.5                   A- (Excellent)
           Swiss Reinsurance America Corp.                            10.8                   A+ (Superior)
           Lloyd's (Equitas)                                           9.7                   NR-3 (Rating Procedure Inapplicable)
           Hartford Fire Insurance Company                             7.6                   A+ (Superior)
           FM Global (Arkwright)                                       6.5                   A+ (Superior)
           Folksamerica Reinsurance Company                            5.9                   A (Excellent)
           Liberty Mutual Insurance Company                            4.5                   A (Excellent)
           GE Reinsurance Corp.                                        3.8                   A (Excellent)
           Transatlantic Reinsurance Company                           3.2                   A++ (Superior)
           Utica Mutual Insurance Company                              3.0                   A- (Excellent)
                                                                       ---

           Total                                                    $106.5

           The Company has experienced difficulties in collecting amounts due from Lloyd's but has subsequently recovered all paid loss balances currently due through an arbitration proceeding. Lloyd's receivables represent amounts due from 118 different Lloyd's syndicates. However, given the uncertainty surrounding the sufficiency of assets in Equitas to meet its ultimate obligations, there is a reasonable possibility that the Company's collection efforts relating to its Equitas receivables may be adversely affected in the future.

           The Company's exposure to reinsurers, other than those indicated above, includes reinsurance receivables from approximately 570 reinsurers or syndicates, and as of December 31, 2003, no single one was liable to the Company for an unsecured amount in excess of approximately $3 million.

           Funds withheld of approximately $7.6 million and letters of credit of approximately $137.0 million as of December 31, 2003 were obtained as collateral for reinsurance receivables as provided under various reinsurance treaties. Reinsurance receivables as of December 31, 2003 and 2002 included an allowance for uncollectible reinsurance receivables of $12.8 million and $13.3 million, respectively. Uncollectible reinsurance resulted in charges to operations of approximately $1.0 million, $5.2 million, and $10.8 million in 2003, 2002, and 2001, respectively.


           Reinsurance ceded and assumed relating to premiums written were as follows:


                                    Gross                   Ceded               Assumed                             Percentage
                                   (direct)                to other            from other                          of assumed
           Year Ended               amount                companies             companies            Net amount       to net
           -----------------------------------------------------------------------------------------------------------------------
           December 31, 2003       $123,520,550           $44,889,948          $19,676,603         $98,307,205         20%
           December 31, 2002        113,988,866            46,074,907           38,528,136         106,442,095         36%
           December 31, 2001        110,458,558            57,950,842           37,184,381          89,692,097         41%


Reinsurance ceded and assumed relating to premiums earned were as follows:


                                    Gross                   Ceded               Assumed                             Percentage
                                   (direct)                to other            from other                          of assumed
           Year Ended               amount                companies             companies            Net amount       to net
           -----------------------------------------------------------------------------------------------------------------------
           December 31, 2003       $111,876,648           $30,381,297          $14,898,599         $96,393,950         15%
           December 31, 2002        119,181,201            58,437,148           52,713,400         113,457,453         46%
           December 31, 2001        102,264,906            58,375,125           40,742,816          84,632,597         48%


           Losses and loss adjustment expenses incurred are net of ceded reinsurance recoveries of $27,564,318, $60,574,707 and $196,709,032 for the
years ended December 31, 2003, 2002 and 2001, respectively.

Unpaid losses

           Unpaid losses are based on individual case estimates for losses reported and include a provision for losses incurred but not reported and for loss adjustment expenses. The following table provides a reconciliation of the Company's consolidated liability for losses and loss adjustment expenses at the beginning and end of 2003, 2002 and 2001:




                                                                                               Year ended December 31,
                                                                                --------------------------------------
                                                                                    2003                 2002                2001
                                                                                    ---------------------------------------------
                                                                                                 (In thousands)
Net liability for losses and loss adjustment
  expenses at beginning of year .....................................           $ 208,979            $ 210,953            $ 199,685
                                                                                ---------            ---------            ---------
Provision for losses and loss adjustment
  expenses occurring in current year ................................              57,125               68,952               78,221
Increase (decrease) in estimated losses and loss
  adjustment expenses for claims occurring
  in prior years (1) ................................................              (1,410)               4,389                9,604
Deferred income-loss portfolio
  assumption(2) .....................................................                --                     15                   76
                                                                                ---------            ---------            ---------
Net loss and loss adjustment expenses
  Incurred ..........................................................              55,715               73,356               87,901
                                                                                ---------            ---------            ---------
Less:
Net losses and loss adjustment expense payments
  for claims occurring during:
      Current year ..................................................               5,241               11,950               20,354
      Prior years ...................................................              17,142               63,365               56,203
                                                                                ---------            ---------            ---------
                                                                                   22,383               75,315               76,557
Add:
Deferred income-loss portfolio assumption(2) ........................                --                    (15)                 (76)
                                                                                ---------            ---------            ---------
Net liability for losses and loss adjustment
  expenses at year end ..............................................             242,311              208,979              210,953
                                                                                ---------            ---------            ---------
Ceded unpaid losses and loss adjustment
  expenses at year end ..............................................             276,619              307,023              323,236
                                                                                ---------            ---------            ---------
Gross unpaid losses and loss adjustment
  expenses at year end ..............................................           $ 518,930            $ 516,002            $ 534,189
                                                                                =========            =========            =========


           (1) The adjustment to the consolidated liability for losses and loss adjustment expenses for losses occurring in prior years reflects the net effect of the resolution of losses for other than full reserve value and subsequent readjustments of loss values. The decrease in 2003 of $1.4 million reflects favorable loss development arising from the ocean marine line of business, partially offset by adverse development in the aviation line for accident years 1997-2000. The increase in 2002 of $4.4 million reflects provisions made for insolvent, financially impaired and commuted reinsurers, and adverse development from the Company's other liability line reflecting umbrella exposures. The 2001 year reflects $9.6 million of adverse development from the Company's operations in London due to higher than expected claim frequencies and the emergence of longer than expected loss development patterns. Also contributing to the 2001 increase were provisions made for insolvent or financially impaired reinsurers. Both of the 2002 and 2001 amounts were partially offset by favorable development in the ocean marine line of business.

           (2) Deferred income-loss portfolio assumption represents the difference between cash received and unpaid loss reserves assumed as a result of the Company's assumption of net pool obligations from two former pool members, which was initially capitalized and is being amortized over the payout period of the related losses.

           The insurance pools participated in both the issuance of umbrella casualty insurance for various Fortune 1000 companies and the issuance of ocean marine liability insurance for various oil companies during the period from 1978 to 1985. Depending on the accident year, the insurance pools' net retention per occurrence after applicable reinsurance ranged from $250,000 to $2,000,000. The Company's effective pool participation on such risks varied from 11% in 1978 to 59% in 1985. Subsequent to this period, the pools substantially reduced their umbrella writings and coverage was provided to smaller insureds. In addition, ocean marine and non-marine policies issued during the past three years provide coverage for certain environmental risks.

           At December 31, 2003 and 2002, the Company's gross, ceded and net loss and loss adjustment expense reserves for all asbestos/environmental policies amounted to $77.3 million, $65.5 million and $11.8 million, and $67.7 million, $55.0 million and $12.7 million, respectively. As of December 31, 2003 and 2002, the Company had approximately 330 and 360 policies, respectively, under which there was at least one claim outstanding relating to asbestos/environmental exposures. The increase in gross reserves during 2003 is attributable to case reserves on a few policies. The Company believes that the uncertainty surrounding asbestos/environmental exposures, including issues as to insureds' liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions, all affect the estimation of ultimate losses. Under such circumstances, it is difficult to determine the ultimate loss for asbestos/environmental related claims. Given the uncertainty in this area, losses from asbestos/environmental related claims may develop adversely and, accordingly, management is unable to estimate the range of possible loss that could arise from asbestos/environmental related claims. However, the Company's net unpaid loss and loss adjustment expense reserves, in the aggregate, as of December 31, 2003, represent management's best estimate.

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

Salvage and subrogation

           Estimates of salvage and subrogation recoveries on paid and unpaid losses have been recorded as a reduction of unpaid losses amounting to $6,480,163 and $6,219,128 at December 31, 2003 and 2002, respectively.

Deferred policy acquisition costs

           Deferrable   acquisition   costs  amortized  to  income  amounted  to
$19,430,211,  $18,898,550 and $16,083,412 for the years ended December 31, 2003,
2002 and 2001, respectively.


(5)        Property, Improvements and Equipment, Net:

           Property, improvements and equipment, net at December 31, 2003 and 2002 include the following:



                                                                                     2003                   2002
                                                                                 ----------------------------------
           Office furniture and equipment .....................................    $ 1,905,366          $   845,080
           Computer equipment .................................................      1,784,002            1,076,583
           Leasehold improvements .............................................      4,292,659            2,335,692
                                                                                 ----------------------------------
                                                                                     7,982,027            4,257,355
           Less:  accumulated depreciation and amortization ...................     (4,044,424)          (3,525,949)
                                                                                 ----------------------------------
                  Property, improvements and equipment, net ...................    $ 3,937,603          $   731,406
                                                                                 ==================================

           Depreciation and amortization and other expenses for the years ended December 31, 2003, 2002, and 2001 amounted to $518,475, $410,781 and $427,799, respectively.

(6)        Income Taxes:

           The components of deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:



                                                                                                  December 31,
                                                                                    ---------------------------------
                                                                                           2003                  2002
                                                                                         ---------------------------------
           Deferred Tax Assets:
           Loss reserves ..................................................            $12,017,630            $11,066,847
           Unearned premiums ..............................................              2,864,066              2,730,138
           Loss carryforwards .............................................              2,990,941              2,363,081
           Bad debt reserve ...............................................                910,000              1,592,500
           Other ..........................................................                343,555                328,752
                                                                                         ---------------------------------
           Deferred tax assets ............................................             19,126,192             18,081,318
                                                                                         ---------------------------------

           Less: Valuation allowance ......................................              2,990,941              2,363,081
                                                                                         ---------------------------------

           Total deferred tax assets ......................................             16,135,251             15,718,237
                                                                                         ---------------------------------

           Deferred Tax Liabilities:
           Deferred policy acquisition costs ..............................              2,885,960              2,697,865
           Unrealized appreciation of investments .........................                306,503                194,894
           Deferred investment income .....................................                213,677                   --
           Accrued salvage and subrogation ................................                284,174                271,913
           Other ..........................................................                672,216                552,759
                                                                                         ---------------------------------
           Total deferred tax liabilities .................................              4,362,530              3,717,431
                                                                                         ---------------------------------
           Net deferred tax assets ........................................            $11,772,721            $12,000,806
                                                                                       ===================================

           The last year to which the loss carryforwards can be carried forward against future tax liabilities is the year 2023.

           The Company's valuation allowance account with respect to the deferred tax asset and the change in the account is as follows:


                                                                        2003               2002                  2001
                                                                   ------------------------------------------------------
           Balance, beginning of year ...................         $  2,363,081         $ 11,050,489          $  5,859,015
           Change in valuation allowance ................              627,860           (8,687,408)            5,191,474
                                                                   ------------------------------------------------------
           Balance, end of year .........................         $  2,990,941         $  2,363,081          $ 11,050,489
                                                                  =======================================================

           The change in the valuation account relates primarily to loss carryforwards.

           The Company believes that the total deferred tax asset, net of the recorded valuation allowance account, as of December 31, 2003 will more likely than not be fully realized.

           Income tax provisions differ from the amounts computed by applying the Federal statutory rate to income before income taxes as follows:

                                                      Year ended December 31,
                                                  ------------------------------
                                                    2003       2002      2001
                                                    ----       -----     ----

Income taxes at the Federal statutory rate ....      35.0%     35.0%    (35.0)%
Tax exempt interest ...........................      (0.3)     (4.7)     (6.2)
Valuation allowance ...........................       2.4     (32.6)     41.5
State taxes ...................................      (2.4)     (0.3)     (0.4)
Other, net ....................................       0.1       1.0       2.4
                                                     ----      ----      ----
           Income tax provisions ..............      34.8%     (1.6)%     2.3%
                                                     ====      ====      ====

           Federal   income  tax  paid   (received)   amounted   to   $6,248,652
$(4,849,204)  and  $1,807,605  for the years ended  December 31, 2003,  2002 and
2001, respectively.

           At December 31, 2003 the federal income tax payable included in other liabilities amounted to $1,258,717. At December 31, 2002 the federal income tax recoverable included in other assets amounted $1,110,059.

           Reduction of income taxes paid as a result of the deduction triggered by employee exercise of stock options for the years ended December 31, 2003, 2002 and 2001 amounted to $331,737, $83,436 and $170,559, respectively. The benefit received was recorded in paid-in capital.


(7)        Statutory Income and Surplus:


           The Company's domestic insurance subsidiaries are limited, based on the lesser of 10% of policyholders' surplus or 100% of adjusted net investment income, as defined under New York Insurance Law, in the amount of dividends they could pay without regulatory approval. Within this limitation, the maximum amount which may be paid to the Company out of the domestic insurance companies' surplus was approximately $15,900,000 as of December 31, 2003. In connection with the application for approval of acquisition of control of NYMAGIC, INC., filed by Mariner Partners, Inc. ("Mariner") and William J. Michaelcheck, a Director of the Company and a majority shareholder of Mariner, with the New York State Insurance Department (the "Department") pursuant to Section 1506 of the New York Insurance Law, New York Marine and Gotham agreed for a period of two years from July 31, 2002, the date of the acquisition of such control, not to pay any dividends without the consent of the Department. During 2003 and first quarter of 2004, New York Marine requested and received approval from the State of New York Insurance Department to pay extraordinary dividends of $5,000,000 and $15,000,000, respectively, to the Company.

           Combined statutory net income, surplus and dividends declared by the Company's domestic insurance subsidiaries were as follows for the periods indicated:




                                           Combined                    Combined                       Dividends
                                           Statutory                   Statutory                      Declared
           Year Ended                     Net Income                    Surplus                       To Parent
           ----------                     ----------                    -------                       ---------
           December 31, 2003           $       13,689,000            $      186,325,000           $        9,575,000
           December 31, 2002           $       16,412,000            $      180,394,000           $       12,361,000
           December 31, 2001           $        3,238,000            $      152,061,000           $       12,550,000

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

           The approval of codified accounting rules included a provision for the state insurance commissioners to modify such accounting rules by practices prescribed or permitted for insurers in their state. The domestic insurance companies are domiciled in the State of New York, however, there were no differences in 2003 or in 2002 between prescribed accounting practices and those approved by the NAIC.


(8)        Employee Retirement Plans:

           The Company maintained two retirement plans for the benefit of employees. Both plans provided for 100% vesting upon completion of two years of service. The Money Purchase Plan provided for a contribution equal to 7.5% of an employee's cash compensation, including bonuses, for each year of service during which the employee completed 1000 hours of service and was employed on the last day of the plan year. The Profit Sharing Plan did not require any specific contribution, but any contribution made was subject to the restrictions set forth above for the Money Purchase Plan. In 2003, the Company combined the above two retirement plans into the Profit Sharing Plan and Trust. The new plan provides for an annual mandatory contribution of 7.5% of compensation for each year of service during which the employee has completed 11 months of service and is employed on the last day of the plan year. An additional discretionary annual contribution of up to 7.5% of compensation may also be made by the Company. The new plan provides for 100% vesting upon completion of one year of service. Employee retirement plan expenses for the years ended December 31, 2003, 2002 and 2001 amounted to $901,343, $1,167,436, and $800,962, respectively.

(9)        Debt:

           On June 27, 2002, the Company entered into a credit agreement with an unaffiliated company. The interest rate on the loan and the loan balance were 3.9% and $6.2 million, respectively, as of December 31, 2002. This balance was subsequently repaid on February 7, 2003. There were no outstanding loan balances as of December 31, 2003. See Note 18.

           Interest paid amounted to $34,327, $608,148 and $356,676 for the years ended December 31, 2003, 2002 and 2001, respectively.

           In 1998, the Company entered into an interest rate swap agreement (the "agreement") with an unaffiliated bank for purposes of hedging its interest rate risk on its bank loan. The agreement required the Company to pay interest to the bank at a rate of 6.50% on the original notional amount outstanding of $22,500,000, which was subsequently adjusted quarterly by notional reductions of $1,250,000 through June 30, 2002, which was the expiration date of the agreement. The bank was required to pay the Company, on the same notional amounts outstanding, an amount equal to the three month US Dollar London Interbank Offered Rate plus .65% which was reset on a quarterly basis. The interest expense recorded under the agreement was $36,132 in 2002 and $65,789 in 2001.


(10)       Commitments:

           The Company maintains various operating leases to occupy office space. The lease terms expire on various dates through July, 2016.

           The aggregate minimum annual rental payments under various operating leases for office facilities as of December 31, 2003 are as follows:

                                                       Amount
                                                       ------
           2004............................          1,074,384
           2005............................          1,278,383
           2006............................          1,252,221
           2007............................          1,233,531
           2008............................          1,233,531
           Thereafter......................          9,354,278
                                                   -----------
           Total...........................        $15,426,328

           The operating leases also include provisions for additional payments based on certain annual cost increases. Rent expenses for the years ended December 31, 2003, 2002, and 2001 amounted to $1,993,278, $1,102,755, and
$1,060,103, respectively.

           On December 30, 2002, the Company signed a sublease, for which it received landlord's consent dated January 31, 2003, for approximately 28,000 square feet for its principal offices in New York. The sublease commenced on March 1, 2003 and expires on July 30, 2016. The minimum monthly rental payments of $102,794 commenced in 2004 and end in 2016 and will amount to $15.3 million of total rental payments over the term of the sublease. The new offices are located at 919 Third Avenue, New York, New York 10022.

(11)       Comprehensive Income:

           The Company's comparative comprehensive income is as follows:



                                                                                    Year ended December 31,
                                                                         -----------------------------------------
                                                                             2003         2002           2001
                                                                         -----------------------------------------

           Net income (loss)                                           $ 17,092,764   $ 28,710,494    $(13,138,993)

           Other comprehensive income (loss), net of tax:
                Unrealized holding gains (losses) on securities,
                    net of deferred tax benefit (expense) of
                    $(304,104), $678,435, and 778,602                       564,765     (1,259,951)     (1,445,975)
                Less: reclassification adjustment for gains realized
                    in net income, net of tax expense of
                    $(192,496), $(2,959,601), and $(1,006,101),             357,492      5,496,402       1,868,472
                Foreign currency translation adjustment                        --         (811,880)        326,539
                                                                         -----------------------------------------
                         Other comprehensive income (loss)                  207,273     (7,568,233)     (2,987,908)
                                                                         -----------------------------------------

           Total comprehensive income (loss)                           $ 17,300,037   $ 21,142,261    $(16,126,901)
                                                                       ===========================================


           The Company recorded unrealized holding gains on securities, net of deferred taxes, of $569,220 and $361,947 as of December 31, 2003 and 2002, respectively.


(12)       Common Stock Repurchase Plan and Shareholders' Equity:

           The Company has a common stock repurchase plan which authorizes the repurchase of up to $55,000,000, at prevailing market prices, of the Company's issued and outstanding shares of common stock on the open market. As of December 31, 2003, the Company had repurchased a total of 2,338,684 shares of common stock under this plan at a total cost of $42,242,044 at market prices ranging from $12.38 to $28.81 per share.

           In connection with the acquisition of MMO in 1991, the Company also acquired 3,215,958 shares of its own common stock held by MMO and recorded such shares as treasury stock at MMO's original cost of $3,919,129.

           A reconciliation of basic and diluted earnings (loss) per share for each of the years ended December 31, 2003, 2002 and 2001 is as follows:



                                      2003                               2002                                 2001
                     ---------------------------------------------------------------------------------------------------------------
                                  Weighted                              Weighted                            Weighted
                                  Average                               Average                             Average
                     Net           Shares       Per         Net         Shares      Per       Net            Shares       Per
                     Income      Outstanding    Share       Income    Outstanding   Share     (Loss)       Outstanding    Share
                     ---------------------------------------------------------------------------------------------------------------
                                                         (In thousands except for per share data)

Basic EPS              $17,093    9,673         $1.77       $28,710    9,277        $3.09      $(13,139)       9,232       $(1.42)

Effect of Dilutive Securities:
        Stock Options    -----      155         $(.03)        -----      32         $(.01)        ---           ---         ---
                     ---------------------------------------------------------------------------------------------------------------

Diluted EPS            $17,093    9,828          $1.74      $28,710    9,309        $3.08      $(13,139)       9,232       $(1.42)
                       =============================================================================================================


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

           A summary of activity under the stock option plans for the years ended December 31, 2003, 2002, and 2001 follow:



                                  2003                                  2002                                   2001
                       ------------------------------------------------------------------------------------------------------------
                       Number          Option                 Number         Option                 Number          Option
Shares Under             of            Price                    of           Price                    of            Price
    Option             Shares          Per Share              Shares         Per Share              Shares          Per Share
    ------             ------          ---------              ------         ---------              ------          ---------
Outstanding,
beginning of year      622,568     $12.05-$20.25             223,234        $12.00-$20.25           318,500         $12.00-$20.25

Granted                 20,000        $18.69                 463,000        $       14.47            10,000                $17.67

Exercised             (121,066)    $12.05-$20.25             (34,666)       $12.00-$17.22          (105,266)        $12.00-$20.25

Forfeited                 (802)    $12.05-$14.47             (29,000)       $12.00-$14.47               ---                   ---
                           ----                              -------                               --------         -------------

Outstanding,
end of year            520,700     $12.59-$20.25             622,568        $12.05-$20.25           223,234         $12.00-$20.25
                       =======                               =======                                =======

Exercisable,
end of year            156,550     $12.59-$20.25             141,567        $12.05-$20.25           140,566         $12.00-$20.25
                       =======                               =======                                =======

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

           The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:




                                                     Year Ended December 31
                                                     ----------------------

                                                 2003         2002          2001
                                                 ----         ----          ----
                                              (in thousands except per share data)

Net income, as reported                     $   17,093    $   28,710    $  (13,139)
Add: Stock based employee
    compensation expense included in
   reported net income, net of related
    tax effects                                     19            15            15
Deduct: Total stock-based employee
compensation expense determined
under the fair value based method for all
awards, net of related tax effects                (358)         (162)          (65)
                                            ----------    ----------    ----------

Pro forma net income                        $   16,754    $   28,563    $  (13,189)
                                            ==========    ==========    ==========



Earnings per share:

Basic EPS - as reported                          $1.77         $3.09        $(1.42)
Basic EPS - pro forma                            $1.73         $3.08        $(1.43)

Diluted EPS - as reported                        $1.74         $3.08        $(1.42)
Diluted EPS - pro forma                          $1.70         $3.07        $(1.43)

           In determining the pro forma effects on net income, the fair value of options granted in 2003, 2002, 2001, 2000, 1999, 1998 and 1996 were estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions in 2003, 2002, 2001, 2000, 1999, 1998 and 1996, respectively: dividend yield of 1%, 0%, 0%, 3.0%, 3.0%, 1.9% and 2.2%; expected volatility of 31%, 31%, 25%, 25%, 25%, 28% and 25%; the 2003 and 2002 grants have expected lives of 4 years with the remaining grants at 5 years each and a risk-free interest rate of 2.20%, 2.90%, 4.42%, 4.75%, 6.48%, 4.56% and 6.00%.
There were no options granted in 1997.

           The full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because options granted prior to January 1, 1995 are not considered in the determination of the compensation expense.

           In 1999, the Company established the NYMAGIC, Inc. Phantom Stock Plan (the "Plan"). The purpose of the Plan is to build and retain a capable experienced long-term management team and key personnel to promote the success of the Company. Each share of phantom stock granted under the Plan constitutes a right to receive in cash the appreciation in the fair market value of one share of the Company's stock, as determined on the date of exercise of such share of phantom stock over the measurement value of such phantom stock. In 1999, 100,000 shares of phantom stock were granted to employees with a five-year vesting schedule. There have been no grants of phantom stock by the Company since 1999. For the years 2003, 2002 and 2001, a total of 60,000 shares were exercised at market prices ranging from $18 to $26.28 per share. Accordingly, the Company recorded an expense of $455,450, $368,100 and $319,175 in 2003, 2002 and 2001,
respectively.

           The Company sold 400,000 investment units to Conning Capital Partners VI, L.P. ("Conning") on January 31, 2003. Each unit consisted of one share of the Company's common stock and an option to purchase an additional share of common stock from the Company. Conning paid $21.00 per unit resulting in $8.4 million in proceeds to the Company. The option exercise price is based on a formula contained in the Option Certificate (which was attached as an exhibit to the Company's current report on Form 8-K filed on February 4, 2003).

(14)       Segment Information:

           The Company's subsidiaries include two domestic insurance companies and three domestic agencies. These subsidiaries underwrite commercial insurance in four major lines of business. The Company considers ocean marine, inland marine/fire, other liability, and aircraft as appropriate segments for purposes of evaluating the Company's overall performance; however, the Company has ceased writing any new policies covering aircraft risks subsequent to March 31, 2002. In addition, the Company also considers MMO London as an appropriate segment. However, in 2002 and 2003, MMO UK did not provide capacity to any Lloyd's syndicate following the Company's withdrawal from its London operations.

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


                                                          Year Ended December 31,
                                                          -----------------------
                                  2003                             2002                           2001
                       ---------------------------------------------------------------------------------------------
Segments                                                    (in thousands)
                                            Income                         Income                             Income
                        Revenues            (Loss)          Revenues       (Loss)           Revenues          (Loss)
                        --------------------------------------------------------------------------------------------

Ocean marine            $73,371        $ 19,372          $ 62,434       $ 10,078          $ 38,905         $  5,192
Inland marine/Fire        3,802             282             2,371            387               644              485
Other liability          16,126          (1,116)            6,883         (4,577)            2,864           (2,418)
Aircraft                  2,865           2,481            39,159         16,957            31,396          (12,230)
MMO London                  ---             ---             4,159            (94)           14,136           (7,068)
 -------------------------------------------------------------------------------------------------------------------
           Subtotal      96,164          21,019           115,006         22,751            87,945          (16,039)


                                                                   Year Ended December 31,
                                                                   -----------------------
                                                2003                             2002                           2001
                                     ---------------------------------------------------------------------------------------------
Segments (continued)                                                             (in thousands)
                                                          Income                         Income                             Income
                                      Revenues            (Loss)          Revenues       (Loss)           Revenues          (Loss)
                                      --------------------------------------------------------------------------------------------
Other income                             1,688           1,688               186            186               285              285
Net investment income                   22,394          22,394            15,821         15,821            17,388           17,388
Net realized investment gains              550             550             8,456          8,456             2,874            2,874
General and administrative expenses        ---         (19,428)              ---        (18,373)              ---          (16,952)
Interest expense                           ---             (26)              ---           (575)              ---             (395)
Income tax benefit (expense)               ---          (9,104)              ---            444               ---             (300)
                           --------------------------------------------------------------------------------------------------------

Total                                 $120,796         $17,093         $ 139,469       $ 28,710          $108,492         $(13,139)
-----------------------------------------------------------------------------------------------------------------------------------


The Company's gross written premiums cover risks in the following geographic locations:


                                                     2003             2002               2001
                                               ----------------------------------------------
                                                                 (In thousands)
           United States                       $     119,749    $      97,855      $   80,945
           Europe                                     16,836           29,796          41,334
           Asia                                        3,994           13,511          15,803
           Latin America                               1,203            2,669           2,646
           Other                                       1,415            8,686           6,915
                                                ---------------------------------------------
           Total Gross Written Premiums        $     143,197    $     152,517   $     147,643
                                                =============================================


(15)       Quarterly Financial Data (unaudited):

           The quarterly financial data for 2003 and 2002 are as follows:


                                                   Three Months Ended
                                        ----------------------------------------
                                         March 31, June 30,  Sept. 30, Dec. 31,
                                           2003      2003      2003      2003
                                        ----------------------------------------
                                          (in thousands, except per share data)

           Total revenues ............   $23,568   $32,205   $31,796   $33,226
           Income before income taxes    $ 2,941   $ 6,075   $10,636   $ 6,544
           Net income ................   $ 1,918   $ 3,968   $ 6,921   $ 4,285

           Basic earnings  per share .   $   .20   $   .41   $   .71   $   .44
           Diluted earnings  per share   $   .20   $   .40   $   .70   $   .43


                                                   Three Months Ended
                                        ----------------------------------------
                                         March 31, June 30,  Sept. 30, Dec. 31,
                                           2002      2002      2002      2002
                                        ----------------------------------------
                                          (in thousands, except per share data)
           Total revenues ...........   $30,655   $33,084   $30,603   $45,128
           Income before income taxes   $ 3,777   $ 2,904   $ 4,876   $16,710
           Net income ...............   $ 2,668   $ 2,038   $ 3,423   $20,582

           Basic earnings per share .   $   .29   $   .22   $   .37   $  2.22
           Diluted earnings per share   $   .29   $   .22   $   .37   $  2.20

(16)       Related Party Transactions:

           The Company had gross premiums of $9.4 million in 2003, $3.6 million in 2002, and $1.6 million in 2001 written through I. Arthur Yanoff & Co, Ltd. and Yanoff South Inc., insurance brokerages at which Glenn R. Yanoff, a Director of the Company, is a vice president and insurance underwriter. In connection with the placement of such business, gross commission expenses of $1,526,000, $532,000, and $299,000 in 2003, 2002, and 2001, respectively, were incurred by the Company on these transactions.

           The Company entered into an investment management agreement with Mariner effective October 1, 2002 and was amended and restated on December 6, 2002. Under the terms of the agreement, Mariner manages the Company's investment portfolio. Fees to be paid to Mariner are based on a percentage of the investment portfolio as follows: .20% of liquid assets, .30% of fixed maturity investments and 1.25% of limited partnership (hedge fund) investments. William
J. Michaelcheck, a Director of the Company, is Chairman, Chief Executive Officer and majority shareholder of Mariner. George R. Trumbull, Chairman, Chief Executive Officer and a Director of the Company, A. George Kallop, Executive Vice President and Chief Operating Officer and a Director of the Company, and William D. Shaw, Jr., Vice Chairman and a Director of the Company, are also associated with Mariner. Investment fees incurred under the agreement with Mariner were $1,753,021 in 2003 and $317,514 in 2002. The Company made a payment of $100,000 in 2002 to William D. Shaw, Jr. for investment advisory services.

           In 2003, the Company entered into a limited partnership hedge fund agreement with a Mariner affiliated company. In 2003, the Company made an investment of $11.0 million, representing a 100% interest, into this limited partnership hedge fund, which is consolidated in the financial statements. This hedge fund invests in collateralized debt obligations. Under the provisions of the agreement, the Mariner affiliated company is entitled to 50% of the net profit realized upon the sale of certain collateralized debt obligations held by the Company. Investment expenses incurred and payable under this agreement at December 31, 2003 amounted to $3,176,643 and were based upon the fair value of those securities held and sold during 2003. The partnership agreement also provides for other fees payable to the manager based upon the operations of the hedge fund. There were no other fees incurred through December 31, 2003. The Company cannot withdraw funds from this limited partnership for a minimum period of three years without the consent of the hedge fund manager.

           As of December 31, 2003 the Company held $13.0 million in limited partnership interests in hedge funds which are directly managed by Mariner.


(17)       Legal Proceedings:

           The Company previously entered into reinsurance contracts with a reinsurer that is now in liquidation. On October 23, 2003, the Company was served with a Notice to Defend and a Complaint by the Insurance Commissioner of the Commonwealth of Pennsylvania, who is the liquidator of this reinsurer, alleging that approximately $3 million in reinsurance claims paid to the Company in 2000 and 2001 by the reinsurer are voidable preferences and are therefore subject to recovery by the liquidator. The Company has filed Preliminary Objections to Plaintiff's Complaint, denying that the payments are voidable preferences and asserting affirmative defenses. On February 18, 2004, the Plaintiff filed Preliminary Objections to our Preliminary Objections and an Answer and Memorandum of Law in opposition to our Preliminary Objections. No trial date has been set for this matter, but we intend to defend ourselves vigorously in connection with this lawsuit. The Company believes it has strong defenses against these claims; however, there can be no assurance as to the outcome of this litigation.


(18)       Subsequent event:

           On March 11, 2004, the Company issued $100,000,000 in 6.5% Senior Notes due March 15, 2014. The Notes provide for semi-annual interest payments and are to be repaid in full on March 15, 2014. The indenture contains certain covenants that restrict our and our restricted subsidiaries' ability to, among other things, incur indebtedness, make restricted payments, incur liens on any shares of capital stock or evidences of indebtedness issued by any of our restricted subsidiaries or issue or dispose of voting stock of any of our restricted subsidiaries.

                          FINANCIAL STATEMENT SCHEDULES
            SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  NYMAGIC, INC.
                                 Balance Sheets
                                (Parent Company)



                                                                              December 31,
                                                                    ------------------------------
                                                                        2003              2002
                                                                    ------------------------------
Assets:
Cash ............................................................   $   1,118,342    $     482,436
Investments .....................................................      10,351,000        2,862,970
Investment in subsidiaries ......................................     221,687,262      211,053,200
Due from subsidiaries and MMO insurance pools ...................      11,900,167       14,565,984
Other assets ....................................................       3,364,910        3,048,287
                                                                    -------------    -------------
                      Total assets ..............................   $ 248,421,681    $ 232,012,877
                                                                    =============    =============

Liabilities:
Notes payable ...................................................   $          --    $  10,869,953
Dividend payable ................................................         583,305               --
Other liabilities ...............................................       3,547,276          190,174
                                                                    -------------    -------------
                      Total liabilities .........................       4,130,581       11,060,127
                                                                    -------------    -------------

Shareholders' equity:
Common stock ....................................................      15,279,390       15,158,324
Paid-in capital .................................................      35,476,566       30,206,370
Accumulated other comprehensive income ..........................         569,220          361,947
Retained earnings ...............................................     239,127,097      224,364,808
Treasury stock ..................................................     (46,161,173)     (49,138,699)
                                                                    -------------    -------------
                      Total shareholders' equity ................     244,291,100      220,952,750
                                                                    ------------    -------------
                      Total liabilities and shareholders' equity    $ 248,421,681    $ 232,012,877
                                                                    =============    =============


                              Statements of Income
                                (Parent Company)



                                                                       Year Ended December 31,
                                                         -----------------------------------------------
                                                              2003             2002           2001
                                                         -----------------------------------------------
Revenues:
Cash dividends from subsidiary ........................   $  9,575,000    $ 12,361,252    $ 12,550,000
Net investment and other income (loss) ................     (2,883,359)       (154,681)         34,093
                                                         -----------------------------------------------
                                                             6,691,641      12,206,571      12,584,093
                                                         -----------------------------------------------
Expenses:
Operating expenses ....................................      1,206,769       2,037,610       1,797,523
Income tax benefit ....................................     (1,181,099)     (9,418,711)       (861,278)
                                                         -----------------------------------------------
                                                                25,670      (7,381,101)        936,245
                                                         -----------------------------------------------

Income before equity income ...........................      6,665,971      19,587,672      11,647,848
Equity in undistributed earnings (loss) of subsidiaries     10,426,793       9,122,822     (24,786,841)
                                                         -----------------------------------------------
Net income (loss) .....................................   $ 17,092,764    $ 28,710,494    $(13,138,993)
                                                         ===============================================

            SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  NYMAGIC, INC.
                            Statements of Cash Flows
                                (Parent Company)




                                                                              Year Ended December 31,
                                                                  ---------------------------------------------
                                                                       2003          2002            2001
                                                                  ---------------------------------------------
Cash flows from operating activities:
Net income (loss) .............................................   $ 17,092,764   $ 28,710,494    $(13,138,993)
                                                                  ---------------------------------------------

Adjustments to reconcile net income (loss)
         to cash provided by operating activities:
        Equity in undistributed (earnings) loss of subsidiaries    (10,426,793)    (9,122,822)     24,786,841
        Equity in earnings of limited partnerships ............       (351,000)          --              --
        Increase in other assets ..............................       (316,623)      (137,005)       (227,797)
        Decrease (increase) in due from subsidiaries ..........      2,665,817     (7,390,764)     (2,484,879)
        (Decrease) Increase in other liabilities ..............      3,357,102       (110,524)     (1,157,300)
                                                                  ---------------------------------------------

Net cash provided by operating activities .....................     12,021,267     11,949,379       7,777,872
                                                                  ---------------------------------------------

Cash flows from investing activities:
               Net sale (purchase) of other investments .......      2,862,974     (2,374,196)      3,547,143
               Limited partnerships acquired ..................    (10,000,000)          --              --
               Investment in subsidiaries .....................           --             --        (4,357,847)
                                                                  ---------------------------------------------

Net cash used in investing activities .........................     (7,137,026)    (2,374,196)       (810,704)
                                                                  ---------------------------------------------

Cash flows from financing activities:
        Proceeds from stock issuance and other ................      2,176,507        538,622       1,814,764
        Cash dividends paid to stockholders ...................     (1,747,170)          --        (3,687,519)
        Net sale of treasury shares ...........................      6,192,281           --            66,011
        Proceeds from borrowings ..............................           --       15,719,953       5,452,840
        Loan principal payments ...............................     (6,219,953)   (17,411,253)     (5,000,000)
        Net amount loaned to subsidiary .......................     (4,650,000)    (8,107,642)     (5,452,840)
                                                                  ---------------------------------------------
Net cash used in financing activities .........................     (4,248,335)    (9,260,320)     (6,806,744)
                                                                  ---------------------------------------------

Net increase in cash ..........................................        635,906        314,863         160,424

Cash at beginning of period ...................................        482,436        167,573           7,149
                                                                  ---------------------------------------------

Cash at end of period .........................................   $  1,118,342   $    482,436    $    167,573
                                                                  =============================================


      The condensed financial information of NYMAGIC, INC. for the years ended December 31, 2003, 2002 and 2001 should be read in conjunction with the consolidated financial statements of NYMAGIC, INC. and subsidiaries and notes thereto.


                                                           NYMAGIC, INC.
                                         SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                         --------------------------------------------------
                                                           (In thousands)

             Column A           Column B              Column C            Column D                Column E             Column F
----------------------------------------------------------------------------------------------------------------------------------
                                DEFERRED            FUTURE POLICY
                                 POLICY           BENEFITS, LOSSES,                             OTHER POLICY
                               ACQUISITION           CLAIMS AND           UNEARNED           CLAIMS AND BENEFITS        PREMIUM
                                  COST              LOSS EXPENSES         PREMIUMS                 PAYABLE              REVENUE
             SEGMENTS          (caption 7)        (caption 13-a-1)    (caption 13-a-2)        (caption 13-a-3)        (caption 1)
------------------------------------------------------------------------------------------------------------------------------------

2003  Ocean marine                                                                                                      $ 73,096
      Inland marine/Fire                                                                                                   4,234
      Other liability                                                                                                     16,126
      Aircraft                                                                                                             2,938
      MMO London                                                                                                             ---
------------------------------------------------------------------------------------------------------------------------------------
      Total                    $    8,246               $518,930           $  61,821                   -----             $96,394

2002  Ocean marine                                                                                                     $  61,887
      Inland marine/Fire                                                                                                   2,371
      Other liability                                                                                                      6,883
      Aircraft                                                                                                            38,157
      MMO London                                                                                                           4,159
------------------------------------------------------------------------------------------------------------------------------------
             Total             $    7,708               $516,002           $  45,399                   -----            $113,457

2001  Ocean marine                                                                                                     $  38,671
      Inland marine/Fire                                                                                                     644
      Other liability                                                                                                      2,864
      Aircraft                                                                                                            28,318
      MMO London                                                                                                          14,136
------------------------------------------------------------------------------------------------------------------------------------
             Total             $    8,168               $534,189           $  65,071                   -----           $  84,633


             Column A           Column G              Column H            Column I                Column J             Column K
-------------------------------------------------------------------------------------------------------------------------------
                                                      BENEFITS,
                                   NET             CLAIMS, LOSSES      AMORTIZATION OF
                               INVESTMENT          AND SETTLEMENT         DEFERRED                  OTHER
                                 INCOME               EXPENSES             POLICY                 OPERATING            PREMIUMS
             SEGMENTS          (caption 2)           (caption 4)      ACQUISITION COSTS           EXPENSES              WRITTEN
------------------------------------------------------------------------------------------------------------------------------------

2003  Ocean marine                                     $  38,468           $  15,531                                   $  67,744
      Inland marine/Fire                                   3,355                 165                                       4,833
      Other liability                                     13,727               3,515                                      22,961
      Aircraft                                               165                 219                                       2,769
      MMO London                                             ---                 ---                                         ---
------------------------------------------------------------------------------------------------------------------------------------
             Total              $  22,394              $  55,715           $  19,430               $  19,428           $  98,307


2002  Ocean marine                                     $  39,427           $  12,929                                   $  70,839
      Inland marine/Fire                                   2,111                (127)                                      2,975
      Other liability                                      9,783               1,677                                       9,960
      Aircraft                                            18,018               4,184                                      22,366
      MMO London                                           4,017                 236                                         302
------------------------------------------------------------------------------------------------------------------------------------
             Total              $  15,821              $  73,356           $  18,899               $  18,373            $106,442


2001  Ocean marine                                     $  25,442           $   8,271                                   $  45,849
      Inland marine/Fire                                     148                  11                                       1,349
      Other liability                                      4,667                 615                                       4,684
      Aircraft                                            39,150               4,476                                      26,556
      MMO London                                          18,494               2,710                                      11,254
------------------------------------------------------------------------------------------------------------------------------------
             Total              $  17,388              $  87,901           $  16,083               $  16,952           $  89,692

                                  NYMAGIC, INC.
                  SCHEDULE V-VALUATION AND QUALIFYING ACCOUNTS


------------------------------------------------------------------------------------------------
COLUMN A                      COLUMN B             COLUMN C          COLUMN D           COLUMN E
------------------------------------------------------------------------------------------------

DESCRIPTION                   Balance at                                              Balance at
                              beginning                                               close of
                              of period           Additions         Deductions        period
------------------------------------------------------------------------------------------------
December 31, 2003:
Allowance for
   doubtful accounts.....     $13,725,505         $1,001,825        $(1,453,808)      $13,273,522

December 31, 2002:
Allowance for
   doubtful accounts.....     $18,056,400         $5,293,114        $(9,624,009)      $13,725,505

December 31, 2001:
Allowance for
   doubtful accounts.....     $ 8,112,257        $11,027,039        $(1,082,896)      $18,056,400


The allowance for doubtful accounts on reinsurance receivables amounted to $12,823,522, $13,275,505 and $17,606,400 at December 31, 2003, 2002 and 2001
respectively. The allowance for doubtful accounts on premiums and other receivables amounted to $450,000 at December 31, 2003, 2002 and 2001.



                                                            NYMAGIC, INC.
                      SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
                      ----------------------------------------------------------------------------------------
                                                           (In thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                  DEFERRED           RESERVE FOR
      AFFILIATION                  POLICY           UNPAID CLAIMS                      UNEARNED           NET              NET
         WITH                    ACQUISITION         AND CLAIMS                        PREMIUM          EARNED          INVESTMENT
      REGISTRANT                    COSTS             EXPENSES          DISCOUNT       RESERVE         PREMIUMS           INCOME
-----------------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 2003
CONSOLIDATED SUBSIDIARIES           $8,246             $518,930          ------        $61,821          $96,394           $25,558

DECEMBER 31, 2002
CONSOLIDATED SUBSIDIARIES            7,708              516,002          ------         45,399          113,457            15,876

DECEMBER 31, 2001
CONSOLIDATED SUBSIDIARIES            8,168              534,189          ------         65,071           84,633            17,359




---------------------------------------------------------------------------------------------------------------------------
                                       CLAIMS AND CLAIMS
                                       EXPENSES INCURRED               AMORTIZATION
                                          RELATED TO                    OF DEFERRED
      AFFILIATION                -----------------------------            POLICY          PAID CLAIMS
         WITH                     CURRENT              PRIOR            ACQUISITION       AND CLAIMS            PREMIUMS
      REGISTRANT                   YEAR                YEARS               COSTS           EXPENSES              WRITTEN
---------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 2003
CONSOLIDATED SUBSIDIARIES          $57,125               $(1,410)        $19,430            $22,383             $98,307

DECEMBER 31, 2002
CONSOLIDATED SUBSIDIARIES           68,952                 4,389          18,899             75,315             106,442

DECEMBER 31, 2001
CONSOLIDATED SUBSIDIARIES           78,221                 9,604          16,083             76,557              89,692