Form 10-Q
period 2004-03-31
NYMAGIC INC
filed 2004-05-10
CIK 847431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended               March 31, 2004
                              --------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From             to
                              ------------   -----------------------------------

Commission file number              1-11238
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


Yes      X          No
   ----------------   ----------------

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes      X          No
   ----------------   ----------------


   On April 1, 2004 there were 9,724,748 shares of the registrant's common stock, $1.00 par value, outstanding.

                           Forward-Looking Statements



      This report contains certain forward-looking statements concerning the Company's operations, economic performance and financial condition, including, in particular, the likelihood of the Company's success in developing and expanding its business. Any forward-looking statements concerning the Company's operations, economic performance and financial condition contained herein, including statements related to the outlook for the Company's performance in 2004 and beyond, are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based upon a number of assumptions and estimates, which inherently are subject to uncertainties and contingencies, many of which are beyond the control of the Company. Some of these assumptions may not materialize and unanticipated events may occur which could cause actual results to differ materially from such statements. These include, but are not limited to, the cyclical nature of the insurance and reinsurance industry, premium rates, investment results, the estimation of loss reserves and loss reserve development, uncertainties associated with asbestos and environmental claims, including difficulties with assessing latent injuries and the impact of litigation settlements, bankruptcies and potential legislation, the uncertainty surrounding the loss amounts related to the attacks of September 11, 2001, the occurrence and effects of wars and acts of terrorism, net loss retention, the effect of competition, the ability to collect reinsurance receivables and the timing of such collections, the availability and cost of reinsurance, the ability to pay dividends, regulatory changes, changes in the ratings assigned to the Company by rating agencies, failure to retain key personnel, the possibility that our relationship with Mariner Partners, Inc. could terminate or change, and the fact that ownership of our common stock is concentrated among a few major stockholders and is subject to the voting agreement, as well as assumptions underlying any of the foregoing and are generally expressed with words such as "intends," "intend," "intended," "believes," "estimates," "expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have" and similar expressions. These risks could cause actual results for the 2004 year and beyond to differ materially from those expressed in any forward-looking statements made. The Company undertakes no obligation to update publicly or revise any forward-looking statements made.

                                  NYMAGIC, INC.
                                      INDEX

                                                                        Page No.
Part I          Financial Information

    Item 1.     Financial Statements

    Consolidated Balance Sheets
       March 31, 2004 and December 31, 2003                                  2

    Consolidated Statements of Income
       Three months ended March 31, 2004 and                                 3
       March 31, 2003

    Consolidated Statements of Cash Flows                                    4
       Three months ended March 31, 2004 and
       March 31, 2003

    Notes to Consolidated Financial Statements                               5

    Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          8

    Item 3.     Quantitative and Qualitative Disclosures About Market Risk   14

    Item 4.     Controls and Procedures                                      14

Part II.   Other Information

    Item 1.     Legal Proceedings                                            15

    Item 2.     Changes in Securities and Use of Proceeds                    15

    Item 3.     Defaults Upon Senior Securities                              15

    Item 4.     Submission of Matters to a Vote of Security Holders          15

    Item 5.     Other Information                                            15

    Item 6.     Exhibits and Reports on Form 8-K                             16

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                                  NYMAGIC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                                                      March 31,       December 31,
                                                                                                    -------------   ----------------
                                                                                                         2004              2003
                                                                                                         ----              ----


                                                               ASSETS


Investments:
  Fixed maturities:
     Available for sale at fair value
       (amortized cost $92,708,900 and $92,594,971)...............................................  $ 94,421,488       $ 93,470,691
     Trading at fair value (cost $56,465,334 and $61,423,212).....................................    57,211,107         61,736,951
  Limited partnerships at equity
    (cost $125,000,000 and $96,250,000) ..........................................................   136,832,016        105,434,419
  Short-term investments..........................................................................   316,189,559        257,059,675
 Cash ............................................................................................    10,475,929          1,940,541
                                                                                                     -----------        -----------
         Total cash and investments...............................................................   615,130,099        519,642,277
                                                                                                     -----------        -----------
Accrued investment income.........................................................................     1,967,976          2,099,641
Premiums and other receivables, net ..............................................................    26,226,403         23,981,910
Reinsurance receivables on unpaid losses, net ....................................................   278,624,101        276,618,865
Reinsurance receivables on paid losses, net ......................................................     5,502,893          4,229,697
Deferred policy acquisition costs.................................................................     9,694,470          8,245,600
Prepaid reinsurance premiums......................................................................    18,767,560         20,906,056
Deferred income taxes ............................................................................    10,995,959         11,772,721
Property, improvements and equipment, net ........................................................     4,339,580          3,937,603
Other assets .....................................................................................     5,732,333          3,690,715
                                                                                                     -----------        -----------
         Total assets ............................................................................  $976,981,374       $875,125,085
                                                                                                    ============       ============

                                                             LIABILITIES

Unpaid losses and loss adjustment expenses .......................................................  $523,514,769       $518,929,558
Reserve for unearned premiums ....................................................................    64,100,859         61,821,283
Ceded reinsurance payable ........................................................................    29,871,562         25,812,895
Notes payable.....................................................................................   100,000,000                 --
Dividends payable ................................................................................       583,484            583,305
Payable for securities not yet settled ...........................................................            --          8,321,250
Other liabilities ................................................................................    11,881,659         15,365,694
                                                                                                     -----------        -----------
         Total liabilities .......................................................................   729,952,333        630,833,985
                                                                                                     -----------        -----------

                                                        SHAREHOLDERS' EQUITY

Common stock .....................................................................................    15,279,390         15,279,390
Paid-in capital ..................................................................................    35,485,289         35,476,566
Accumulated other comprehensive income ...........................................................     1,113,182            569,220
Retained earnings ................................................................................   241,312,353        239,127,097
                                                                                                     -----------        -----------
                                                                                                     293,190,214        290,452,273
Treasury stock, at cost, 5,554,642 and 5,554,642 shares ..........................................   (46,161,173)       (46,161,173)
                                                                                                     -----------        -----------
         Total shareholders' equity...............................................................   247,029,041        244,291,100
                                                                                                     -----------        -----------

         Total liabilities and shareholders' equity ..............................................  $976,981,374       $875,125,085
                                                                                                    ============       ============


The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)



                                                              Three months ended March 31,
                                                              ----------------------------
                                                                  2004            2003
                                                                  ----            ----

Revenues:

Net premiums earned                                           $ 24,854,317    $ 21,696,560
Net investment income                                            4,754,134       1,506,510
Net realized investment losses                                     (40,768)        (32,606)
Commission and other income                                      1,877,381         398,338
                                                                 ---------         -------

         Total revenues                                         31,445,064      23,568,802
                                                                ----------      ----------

Expenses:

Net losses and loss adjustment expenses incurred                15,905,513      12,012,866
Policy acquisition expenses                                      5,619,906       4,182,324
General and administrative expenses                              5,290,155       4,406,230
Interest expense                                                   372,238          25,652
                                                                ----------      ----------

         Total expenses                                         27,187,812      20,627,072
                                                                ----------      ----------

Income before income taxes                                       4,257,252       2,941,730
                                                                 ---------       ---------
Income taxes:
     Current                                                     1,004,653         785,971
     Deferred                                                      483,859         237,266
                                                                   -------         -------
         Total income tax expense                                1,488,512       1,023,237
                                                                 ---------       ---------

     Net income                                               $  2,768,740    $  1,918,493
                                                              ============    ============

Weighted average shares of common stock outstanding-basic        9,724,748       9,570,587

     Basic earnings per share                                 $        .28    $        .20
                                                              ============    ============

Weighted average shares of common stock outstanding-diluted      9,945,349       9,659,942

     Diluted earnings per share                               $        .28    $        .20
                                                              ============    ============

     Dividends declared per share                             $        .06    $        .06
                                                              ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                              Three months ended March 31,
                                                                              ----------------------------
                                                                               2004                   2003
                                                                               ----                   ----
Cash flows from operating activities:
     Net income                                                            $ 2,768,740           $  1,918,493
                                                                           -----------           ------------
     Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
     Provision for deferred taxes                                              483,859                237,266
     Net realized investment losses                                             40,768                 32,606
     Equity in earnings of limited partnerships                             (2,660,471)              (433,177)
     Net bond amortization                                                     295,488                 18,319
     Depreciation and other, net                                                85,018                 81,103
     Changes in:
     Premiums and other receivables                                         (2,244,493)               592,157
     Reinsurance receivables, paid and unpaid, net                          (3,278,432)             1,298,609
     Ceded reinsurance payable                                               4,058,667             (1,884,770)
     Accrued investment income                                                 131,665               (568,355)
     Deferred policy acquisition costs                                      (1,448,870)                27,560
     Prepaid reinsurance premiums                                            2,138,496               (984,485)
     Other assets, net                                                           9,172                 834,623
     Unpaid losses and loss adjustment expenses                              4,585,211               (189,633)
     Reserve for unearned premiums                                           2,279,576              1,377,827
     Other liabilities                                                      (3,484,035)              (127,373)
     Trading portfolio activities                                            4,525,843                   ----
                                                                             ---------              ---------
         Total adjustments                                                   5,517,462                312,277
                                                                            ----------              ---------
Net cash provided by operating activities                                    8,286,202              2,230,770
                                                                             ---------              ---------

Cash flows from investing activities:
     Fixed maturities, available for sale, acquired                         (8,898,561)           (49,562,500)
     Limited partnerships acquired                                         (39,250,000)            (7,500,000)
     Fixed maturities, available for sale, sold                              8,448,374              3,850,885
     Equity securities sold                                                       ----              4,658,759
     Limited partnerships sold                                              10,512,874                   ----
     Net (purchase) sale of short-term investments                         (59,129,884)            43,784,287
     Payable for securities not yet settled                                 (8,321,250)                  ----
     Acquisition of property, improvements and equipment, net                 (486,995)               (66,916)
                                                                           -----------             ----------
Net cash used in investing activities                                      (97,125,442)            (4,835,485)
                                                                           -----------             ----------

Cash flows from financing activities:
     Proceeds from stock issuance and other                                      8,723                 62,559
     Cash dividends paid to shareholders                                      (583,305)                  ----
     Net sale of treasury stock                                                   ----              8,400,000
     Proceeds from borrowings                                               97,949,210                   ----
     Loan principal repayments                                                    ----             (6,219,953)
                                                                            ----------              ---------
Net cash provided by financing activities                                   97,374,628              2,242,606
                                                                            ----------              ---------
Net increase (decrease) in cash                                              8,535,388               (362,109)
Cash at beginning of period                                                  1,940,541                980,109
                                                                             ---------                -------
Cash at end of period                                                      $10,475,929           $    618,000
                                                                           ===========           ============

Supplemental disclosures:
Interest paid                                                              $         0           $     25,652
Federal income tax paid (received)                                         $ 1,800,000           $ (1,360,160)


The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.

                   Notes to Consolidated Financial Statements
                             March 31, 2004 and 2003

1) The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary for a fair presentation of results for such periods. Adjustments to financial statements consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2) The Company's subsidiaries include two insurance companies and three insurance agencies. These subsidiaries underwrite commercial insurance in three major lines of business. The Company considers ocean marine, inland marine/fire and other liability as appropriate segments for purposes of evaluating the Company's overall performance. The last segment includes the runoff operations in the aircraft business and MMO London. The Company ceased writing any new policies covering aircraft risks subsequent to March 31, 2002. MMO London includes the operations of MMO EU, Ltd. and MMO UK, Ltd., its limited liability corporate capital vehicle. Since January 1, 2002, MMO UK, Ltd. has not provided capacity to any Lloyd's syndicate.

   The financial information by segment is as follows:




                                                                    Three Months Ended March 31,
                                                 ---------------------------------------------------------
                                                          2004                              2003
                                                 -----------------------           -----------------------
                                                                       (in thousands)

                                                                  Income                          Income
                                                  Revenues        (Loss)          Revenues        (Loss)
                                                 -----------  --------------  ----------------  ----------
         Ocean marine                             $17,863         $3,036           $15,506         $4,674
         Inland marine/Fire                         1,140            354               889            (25)
         Other liability                            6,007              0             3,806             41
         Runoff operations                           (156)           (62)            1,435            750
                                                 -----------  --------------  ----------------  ----------
                  Subtotal                         24,854          3,328            21,636          5,440

         Net investment income                      4,754          4,754             1,506          1,506
         Net realized investment losses               (41)           (41)              (33)           (33)
         Other income                               1,878          1,878               460            460
         General and administrative expenses          ---         (5,290)              ---         (4,406)
         Interest expense                             ---           (372)              ---            (26)
         Income tax expense                           ---         (1,488)              ---         (1,023)
                                                 -----------  --------------  ----------------  ----------
                  Total                           $31,445         $2,769           $23,569         $1,918
                                                 -----------  --------------  ----------------  ----------

                                  NYMAGIC, INC.
                   Notes to Consolidated Financial Statements
                             March 31, 2004 and 2003

3) The Company's comparative comprehensive income is as follows:




                                                                  Three months ended
                                                                       March 31,
                                                                 --------------------
                                                                  2004         2003
                                                                  ----         ----
                                                                    (in thousands)
     Net income                                                  $2,769       $1,918
     Other comprehensive income (loss), net of tax:
        Unrealized gains on securities, net of
           deferred tax expense of $(279) and $(171)                518          318
        Less: reclassification adjustment for
           losses realized in net income, net of
           tax benefits of $14 and $11                              (26)         (21)
                                                                    ----         ----
                  Other comprehensive income                        544          339
                                                               --------          ---
     Total comprehensive income                                  $3,313       $2,257
                                                                 ======       ======



4) The Company maintains two stock-based employee compensation plans. Awards under the Company's plans vest over periods ranging from three to five years. Effective January 1, 2003 the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), prospectively to all employee awards granted, modified or settled after January 1, 2003. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123, which includes awards issued after December 15, 1994.


      The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:




                                                              Three months ended
                                                              ------------------
                                                  March 31, 2004               March 31, 2003
                                                  --------------               --------------
                                                    (in thousands, except per share data)

Net income, as reported                              $2,769                       $1,918
Add: Stock-based employee
   compensation expense included in
   reported net income, net of related
   tax effects                                            7                            2
Deduct: Total stock-based employee
   compensation expense determined
   under the fair value based method for all
   awards, net of related tax effects                   (86)                         (89)
                                                        ---                          ---

Pro forma net income                                 $2,690                       $1,831
                                                     ------                       ------

                                  NYMAGIC, INC.
                   Notes to Consolidated Financial Statements
                             March 31, 2004 and 2003

Earnings per share:


Basic EPS - as reported        $.28            $.20
Basic EPS - pro forma          $.28            $.19

Diluted EPS - as reported      $.28            $.20
Diluted EPS - pro forma        $.27            $.19



5) In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"), which requires an enterprise to assess whether consolidation of an entity is appropriate based upon its interests in a variable interest entity ("VIE"). A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the VIEs expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both.

      In December 2003, the FASB issued a revised version of FIN 46 ("FIN 46R"), which incorporates a number of modifications and changes made to the original version. FIN 46R replaces the previously issued FIN 46 and, subject to certain special provisions, is effective no later than the end of the first reporting period that ends after December 15, 2003 for entities considered to be special-purpose entities and no later than the end of the first reporting period that ends after March 15, 2004 for all other VIEs. Early adoption is permitted. The adoption of FIN 46R did not result in the consolidation of any VIEs.

6) On March 11, 2004, the Company issued $100,000,000 in 6.5% senior notes due March 15, 2014. The notes provide for semi-annual interest payments and are to be repaid in full on March 15, 2014. The indenture contains certain covenants that restrict our ability and our restricted subsidiaries' ability to, among other things, incur indebtedness, make restricted payments, incur liens on any shares of capital stock or evidences of indebtedness issued by any of our restricted subsidiaries or issue or dispose of voting stock of any of our restricted subsidiaries.

7) Certain accounts in the prior year's financial statements have been reclassified to conform to the 2004 presentation.

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

      From 1998 to 2001, the Company provided capacity, or the ability to underwrite a certain amount of business, to certain syndicates within Lloyd's of London ("Lloyd's") through MMO UK, a wholly owned limited liability corporate capital vehicle. Lloyd's is currently rated "A-" (Excellent), which is the fourth highest rating level in A.M. Best's classification system. MMO UK, Ltd., as a corporate member of Lloyd's, is not separately rated. Since January 1, 2002, MMO UK has not provided capacity to any Lloyd's syndicate. Business obtained through MMO UK is hereinafter referred to as "MMO London."

Results of Operations

   Net income for the three months ended March 31, 2004, was $2.8 million, or $.28 per share on a diluted basis, compared with $1.9 million, or $.20 per diluted share, for the first quarter of 2003. The increase in earnings in 2004 was attributable to improved investment income and commission and other income received from litigation and arbitration settlements offset in part by a higher loss ratio.

   Net realized investment losses after taxes were $26,000, or $.00 per diluted share, for the first quarter of 2004, as compared with net realized investment losses after taxes of $21,000, or $.00 per diluted share, for the same period of the prior year.

   The Company's gross premiums written, net premiums written and net premiums earned increased by 20%, 33% and 15%, respectively, for the three months ended March 31, 2004, when compared to the same period of 2003.

   Gross Premiums Written
    by Line of Business                  Three months ended March 31,
    -------------------                  ---------------------------
                                            2004           2003         Change
                                         -----------    ------------   --------
                                           (Dollars in thousands)

     Ocean marine ..................    $   26,985     $   22,098         22%
     Inland marine/fire ............         3,229          3,726        (13%)
     Other liability ...............         7,717          4,261         81%
                                          ----------     -----------   --------
     Subtotal ......................        37,931         30,085         26%
     Runoff lines (Aircraft) .......           (24)         1,551         NM
                                          ----------     -----------   --------
     Total .........................    $   37,907     $   31,636         20%
                                          ==========     ===========   ========

   Net Premiums Written
    by Line of Business                  Three months ended March 31,
    -------------------                  ---------------------------
                                            2004           2003         Change
                                         -----------    ------------   --------
                                           (Dollars in thousands)

     Ocean marine ..................    $   21,673     $   15,904         36%
     Inland marine/fire ............         1,020          1,082         (6%)
     Other liability ...............         6,686          3,707         80%
                                           ---------     -----------   --------
     Subtotal ......................        29,379         20,693         42%
     Runoff lines (Aircraft) .......          (107)         1,397         NM
                                           ---------     -----------   --------
     Total .........................    $   29,272     $   22,090         33%
                                           =========     ===========   ========

   Net Premiums Earned
    by Line of Business                  Three months ended March 31,
    -------------------                  ---------------------------
                                            2004           2003         Change
                                         -----------    ------------   --------
                                           (Dollars in thousands)

     Ocean marine ....................  $   17,864    $   15,494          15%
     Inland marine/fire ..............       1,140           889          28%
     Other liability .................       6,007         3,806          58%
                                           ---------    ------------   --------
     Subtotal ........................      25,011        20,189          24%
     Runoff lines (Aircraft) .........        (157)        1,508          NM
                                           ---------    ------------   --------
     Total ...........................  $   24,854    $   21,697          15%
                                           =========    ============   ========

    Premiums for each segment are as follows:


    o Ocean marine gross premiums written, net premiums written and net premiums earned grew by 22%, 36% and 15%, respectively, during the first three months of 2004 when compared to the same period of the prior year. Current year premiums reflect an increase in cargo premium production as a result of our agreement with Southern Marine & Aviation, a leading provider of insurance for bulk petroleum cargo shipments, which commenced in the fourth quarter of 2003. Gross premiums in 2004 also reflect a leveling to slight decline in premium rates across all classes with the largest rate decreases occurring in the drill rig class. Net premiums written reflect higher net retentions per loss as a result of increasing the Company's net exposure to $4 million for any one risk or any one occurrence effective on policies incepting on or after January 1, 2004 compared with $2 million for any one risk or any one occurrence effective on policies incepting on or after January 1, 2003.

    o Inland marine/fire gross and net premiums written for the three months ended March 31, 2004 declined by 13% and 6%, respectively, when compared to the same period of 2003. Inland marine/fire net premiums earned for the three months ended March 31, 2004 increased by 28% over the same period of 2003. Both gross and net writings in 2004 reflect mildly lower market rates as well as a slight decrease in production. Net premiums earned for the first quarter of 2004 reflected the earnings of volume increases achieved towards the end of 2003 from an underwriting program insuring excess and surplus lines property risks.

    o Other liability gross premiums written rose by 81% for the three months ended March 31, 2004 when compared to the same period in 2003 due to premium volume increases from existing classes (professional liability) and new classes (commercial automobile liability and excess workers compensation). Premium rates were level to down 15% in the first quarter of 2004 when compared to the same period in 2003. Net premiums written and net premiums earned grew by 80% and 58% for the three months ended March 31, 2004, respectively, when compared to the same period in 2003 primarily due to growth in premium volume.

    o Aircraft premiums have decreased substantially in 2004 as a result of the Company having ceased writing new aircraft policies subsequent to March 31, 2002.


   Net losses and loss adjustment expenses incurred as a percentage of net premiums earned (the loss ratio) was 64.0% for the three months ended March 31, 2004 as compared to 55.4% for the same period of 2003. The higher loss ratio in 2004 is primarily the result of a large ocean marine liability loss occurring in the current accident year that contributed approximately 8% to the overall loss ratio. There were no significant changes reported relating to the development of prior year loss reserves during the first quarters of 2004 and 2003, respectively.

   Policy acquisition costs as a percentage of net premiums earned (the acquisition cost ratio) for the three months ended March 31, 2004 was 22.6% as compared with 19.3% for the same period of the prior year. Increases were recorded in the ocean marine line of business as a result of higher acquisition costs associated with new sources of cargo premium production. In addition, premiums earned in the prior year's first quarter reflected larger amounts of aircraft premiums, which generally have a lower acquisition cost ratio than other lines of business.

   General and administrative expenses as a percentage of net premiums earned for the three months ended March 31, 2004 were 21.3% as compared with 20.3% for the same period of the prior year. The increase in 2004 was largely attributable to an increase in employee related expenses to service the growth in the Company's business operations.

   The Company's combined ratio (the loss ratio, the acquisition cost ratio and general and administrative expenses divided by premiums earned) was 107.9% for the first quarter of 2004 as compared with 95.0% for the same period of 2003.

   Interest expense increased to $372,000 for the three months ended March 31, 2004 as compared to $26,000 for the same period of 2003 principally as a result of the Company's issuance of the $100 million of 6.5% senior notes on March 11, 2004.


   Net investment income for the three months ended March 31, 2004 increased by 216% to $4.8 million from $1.5 million in the same period of the prior year. The increase reflects a higher investment yield on the investment portfolio held in 2004 as a result of income derived from limited partnerships and trading portfolio activities. In addition, a larger invested asset base derived from favorable cash flow over the past year and proceeds received from our $100 million 6.5% senior notes issued on March 11, 2004 contributed to the overall increase. As of March 31, 2004 investments in limited partnerships and the fixed maturities-trading portfolio amounted to approximately $136.8 million and $57.2 million, respectively, as compared to $46.4 million and $0 as of March 31, 2003, respectively. Net investment income from each major category of investments is as follows:



                                                               Three months ended March 31,
                                                               ----------------------------
                                                                   2004             2003
                                                                   ----             ----
                                                                      (in millions)

Fixed maturities, available for sale .........................$       0.9        $       0.4
Fixed maturities, trading securities .........................        1.0                 --
Short-term investments .......................................        0.5                0.8
Equity in earnings of limited partnerships ...................        2.4                0.3
                                                              --------------     -----------
     Net investment income....................................$       4.8        $       1.5
                                                              ==============     ===========

   Commission and other income increased to $1.9 million for the three months ended March 31, 2004 from $400,000 for the same period in the prior year primarily as a result of other income received from litigation and arbitration settlements in 2004.

   Net realized investment losses were $41,000 for the three months ended March 31, 2004 as compared to net realized investment losses of $33,000 for the same period in the prior year. The sale of fixed maturities led to realized investment losses in the prior year. Write-downs from other-than-temporary declines in the fair value of securities amounted to $104,000 and $0 for the three months ended March 31, 2004 and 2003, respectively.

   Total income taxes as a percentage of income before taxes were 35.0% in the first quarter of 2004 as compared to 34.8% in the same period of 2003.

Liquidity and Capital Resources

      Cash and total investments increased from $519.6 million at December 31, 2003 to $615.1 million at March 31, 2004, principally as a result of the receipt of net proceeds from the issuance of $100 million of 6.5% senior notes.

      On March 11, 2004, the Company issued $100,000,000 in 6.5% senior notes due March 15, 2014 and received proceeds of $98,763,000 net of underwriting discount, but before other transaction expenses. The senior notes provide for semi-annual interest payments and are to be repaid in full on March 15, 2014. The indenture relating to the senior notes provides that the Company and its restricted subsidiaries may not incur indebtedness unless the total indebtedness of the Company and its restricted subsidiaries, calculated on a pro forma basis after such issuance, would not exceed 50% of our total consolidated capitalization (defined as the aggregate amount of our shareholders' equity as shown on our most recent quarterly or annual consolidated balance sheet plus the aggregate amount of indebtedness of the Company and its restricted subsidiaries). The indenture also provides that the Company and its restricted subsidiaries will not pay dividends or make other payments or distributions on the Company's stock or the stock of any restricted subsidiary (excluding payments by any restricted subsidiary to the Company), purchase or redeem the Company's stock or make certain payments on subordinated indebtedness unless, after making any such payment, the total indebtedness of the Company and its restricted subsidiaries would not exceed 50% of our total consolidated capitalization (as defined above). In addition, the indenture contains certain other covenants that restrict our ability and our restricted subsidiaries' ability to, among other things, incur liens on any shares of capital stock or evidences of indebtedness issued by any of our restricted subsidiaries or issue or dispose of voting stock of any of our restricted subsidiaries. The Company intends to use the net proceeds from the sale of the senior notes for working capital and other general corporate purposes, and, potentially, for acquisitions. The Company has no agreement with respect to any acquisition, although we assess opportunities on an ongoing basis and from time to time have discussions with other companies about potential transactions.

      Cash flows provided by operating activities were $8.3 million for the three months ended March 31, 2004. Trading portfolio activities of $4.5 million contributed to cash flows during the three months ended March 31, 2004. As the Company's trading portfolio balance may fluctuate significantly from period to period, cash flows from operating activities may also be significantly impacted by such trading activities. Cash flows provided by operating activities were $2.2 million for the same period in 2003.

      Cash flows used in investing activities were $97.1 million for the three months ended March 31, 2004 and reflected additional net purchases of limited partnerships and short term investments as well as the use of $8.3 million in cash flows relating to securities purchased but not yet settled at December 31, 2003. Cash flows used in investing activities were $4.8 million for the same period in 2003 and reflected additional net purchases of fixed maturities available for sale, however, offset by reductions in short term investments.

   On February 26, 2004, the Company declared a dividend of six (6) cents per share to shareholders of record on March 31, 2004, payable on April 6, 2004.

   During the first quarter of 2004, the Company's insurance subsidiary, New York Marine requested and received approval from the State of New York Insurance Department to pay an extraordinary dividend of $15,000,000 to the Company, which amount was also paid to the Company in the first quarter of 2004.

   During the first quarter of 2004, the Company granted options to a new Director to purchase 10,000 shares of the Company's common stock. The exercise price of the stock option was equal to the closing price of the Company's stock on the New York Stock Exchange on the date of the underlying stock grant.

   There were no repurchases of common stock made during the first quarter of 2004.

   Ceded reinsurance payable increased to $29.9 million at March 31, 2004 from $25.8 million at December 31, 2003 as a result of the timing of reinsurance payments.

   Other assets increased to $5.7 million as of March 31, 2004 from $3.7 million as of December 31, 2003 primarily as a result of deferred bond issuance costs incurred on the Company's 6.5% senior notes.


Investments


The following table summarizes our investments at March 31, 2004 and December 31, 2003 at fair value:


                                                       March 31, 2004         December 31, 2003
                                                       --------------         -----------------
                                                      (Dollars in thousands, except percentages)

                                                      Amount     Percent    Amount      Percent
                                                     --------------------  ---------------------

Fixed maturities available for sale:
    U. S. treasury securities                       $  9,340       1.5%     $  9,185       1.8%
    Municipalities                                    14,551       2.4%       17,352       3.3%
    Corporate bonds                                   70,531      11.5%       66,934      12.9%
                                                     ---------  ---------  -----------  --------
            Subtotal                                  94,422      15.4%       93,471      18.0%
Fixed maturities held for trading:
   Collateralized  debt obligations                   57,211       9.3%       61,737      11.9%
                                                     ---------  ---------  -----------  --------
Total fixed maturities                               151,633      24.7%      155,208      29.9%
Cash & short-term investments                        326,665      53.1%      259,000      49.8%
                                                     ---------  ---------  -----------  --------

Total fixed maturities and short-term investments    478,298      77.8%      414,208      79.7%
Limited partnership hedge funds                      136,832      22.2%      105,434      20.3%
                                                     ---------  ---------  -----------  --------

 Total cash & investment portfolio                  $615,130     100.0%     $519,642     100.0%
                                                     =========  =========  ===========  ========

As of March 31, 2004, 93% of the fair value of our fixed maturities and short-term investment portfolio was in obligations rated "Baa3" or better by Moody's or its equivalent Standard & Poor's rating.


Unpaid losses and loss adjustment expenses


   Unpaid losses and loss adjustment expenses for each segment were as follows:

                                    March 31, 2004       December 31, 2003
                                 -------------------   -------------------
                                   Gross       Net       Gross       Net
                                 -------------------   -------------------
                                    (in thousands)        (in thousands)

Ocean marine                     $206,080   $112,108   $199,406   $109,035
Inland marine/fire                 26,585      7,348     26,483      7,142
Other liability                   100,887     58,578     96,555     55,741
Runoff lines (Aircraft)           189,963     66,857    196,486     70,393
                                 --------   --------   --------   --------
Total                            $523,515   $244,891   $518,930   $242,311
                                 --------   --------   --------   --------

   During 2001, the Company recorded losses of $154.9 million and $8.0 million, respectively, on a gross and net of reinsurance basis in its aircraft line of business as a result of the terrorist attacks of September 11, 2001 on the World Trade Center, the Pentagon and the hijacked airliner that crashed in Pennsylvania (collectively the "WTC attack"). Additional reinsurance costs were also incurred in 2001 and amounted to $5.0 million. The ultimate gross and net liability for unpaid losses resulting from the WTC attack represent the estimated ultimate costs of all incurred claims and claim adjustment expenses. Since the gross liability and related reinsurance recoverables are based on estimates, the ultimate liability may change from the amount provided currently depending upon revisions in gross loss estimates and the interpretation as to the number of occurrences involved in the WTC attack as defined in the aircraft ceded reinsurance treaties. As of March 31, 2004, there have been no significant changes in the gross incurred loss relating to the WTC attack. However, since 2001, reinsurance recoverables have decreased and net liability has increased relative to the WTC attack as a result of the commutation of certain reinsurance recoverables.

   The process of establishing reserves for claims involves uncertainties and requires the use of informed estimates and judgments. Our estimates and judgments may be revised as claims develop and as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. There were no significant changes in assumptions made in the evaluation of loss reserves during 2004.


Critical Accounting Policies

   Management considers certain accounting policies to be critical with respect to the understanding of the Company's financial statements. Such policies require significant management judgment and the resulting estimates have a material effect on reported results and will vary to the extent that future events affect such estimates and cause them to differ from the estimates provided currently. These critical accounting policies include unpaid losses and loss adjustment expenses, allowance for doubtful accounts, accounting for limited partnerships and trading portfolio, stock option expense and impairment of investments as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

      The investment portfolio has exposure to market risks which include the effect on the portfolio of adverse changes in interest rates, credit quality, hedge fund values, and collateralized debt obligations (CDO) values. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Hedge fund risk includes the potential loss from the diminution in the value of the underlying investment of the hedge fund. CDO risk includes exposure to the private placement market including its lack of liquidity and volatility in changes in market prices. There have been no material changes to the Company's exposure to market risks during the three months ended March 31, 2004 as compared to those disclosed in the Company's financial statements for the year ended December 31, 2003.

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

Item 2. - Changes in Securities and Use of Proceeds

       On March 11, 2004, the Company issued $100,000,000 in 6.5% senior notes due March 15, 2014 and received proceeds of $98,763,000 net of underwriting discount but before other transaction expenses. The senior notes provide for semi-annual interest payments and are to be repaid in full on March 15, 2014. The indenture relating to the senior notes provides that the Company and its restricted subsidiaries may not incur indebtedness unless the total indebtedness of the Company and its restricted subsidiaries, calculated on a pro forma basis after such issuance, would not exceed 50% of our total consolidated capitalization (defined as the aggregate amount of our shareholders' equity as shown on our most recent quarterly or annual consolidated balance sheet plus the aggregate amount of indebtedness of the Company and its restricted subsidiaries). The indenture also provides that the Company and its restricted subsidiaries will not pay dividends or make other payments or distributions on the Company's stock or the stock of any restricted subsidiary (excluding payments by any restricted subsidiary to the Company), purchase or redeem the Company's stock or make certain payments on subordinated indebtedness unless, after making any such payment, the total indebtedness of the Company and its restricted subsidiaries would not exceed 50% of our total consolidated capitalization (as defined above). In addition, the indenture contains certain other covenants that restrict our ability and our restricted subsidiaries' ability to, among other things, incur liens on any shares of capital stock or evidences of indebtedness issued by any of our restricted subsidiaries or issue or dispose of voting stock of any of our restricted subsidiaries. The Company intends to use the net proceeds from the sale of the senior notes for working capital and other general corporate purposes, and, potentially, for acquisitions. The Company has no agreement with respect to any acquisition, although we assess opportunities on an ongoing basis and from time to time have discussions with other companies about potential transactions.


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



     (b) Reports on Form 8-K


    During the fiscal quarter ended March 31, 2004, the Registrant filed the following Current Reports on Form 8-K:

    (1) Current Report on Form 8-K, as filed with the Commission on February 23, 2004 reporting under Item 12 "Results of Operations and Financial Condition" the Company's issuance of a press release reporting the Company's financial results for its fourth quarter and year ended December 31, 2003.

    (2) Current Report on Form 8-K, as filed with the Commission on February 26, 2004 reporting under Item 5 "Other Events" the Company's issuance of two press releases announcing (i) the appointment of David E. Hoffman as a new director, the Company's plans to restructure its board of directors at the Company's next shareholders meeting, the promotion of A. George Kallop to Chief Operating Officer, and the declaration of a $0.06 per share dividend; and, (ii) the Company's proposed private placement of senior notes.

    (3) Current Report on Form 8-K, as filed with the Commission on February 26, 2004 reporting under Item 9 "Regulation FD Disclosure" certain information concerning the Company.

    (4) Current Report on Form 8-K, as filed with the Commission on March 8, 2004 reporting under Item 5 "Other Events" the Company's issuance of a press release announcing the pricing of its offering of $100,000,000 aggregate principal amount of 6.50% senior notes due 2014.

    (5) Current Report on Form 8-K, as filed with the Commission on March 12, 2004 reporting under Item 5 "Other Events" the Company's issuance of a press release announcing the completion of its previously announced offering of $100,000,000 aggregate principal amount of 6.50% senior notes due 2014.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NYMAGIC, INC.
                                      -------------
                                      (Registrant)


Date:     May 10, 2004                /s/  George R. Trumbull, III
        ---------------              -----------------------------------
                                           George R. Trumbull, III
                                           Chairman and Chief Executive Officer

Date:     May 10, 2004               /s/ Thomas J. Iacopelli
        ---------------              -----------------------------------
                                         Thomas J. Iacopelli
                                         Chief Financial Officer