Form 10-Q
period 2004-06-30
NYMAGIC INC
filed 2004-08-09
CIK 847431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

For the Quarterly Period Ended                  June 30, 2004
                               -------------------------------------------------
                                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the Transition Period From               to
                               -------------   ---------------------------------
Commission file number                         1-11238
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


Yes      X        No
   --------------   -------------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes      X        No
   --------------   -------------


     On August 1, 2004 there were 9,738,848 shares of the registrant's common stock, $1.00 par value, outstanding.

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


                                  NYMAGIC, INC.
                                      INDEX
                                                                                          Page No.
Part I.           Financial Information

       Item 1.    Financial Statements

       Consolidated Balance Sheets
           June 30, 2004 and December 31, 2003                                                   2

       Consolidated Statements of Income
           Six months ended June 30, 2004 and                                                    3
           June 30, 2003

       Consolidated Statements of Income
           Three months ended June 30, 2004 and                                                  4
           June 30, 2003

       Consolidated Statements of Cash Flows                                                     5
           Six months ended June 30, 2004 and
           June 30, 2003

       Notes to Consolidated Financial Statements                                                6

       Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            10

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk                     21

       Item 4.    Controls and Procedures                                                        21

Part II.          Other Information

       Item 1.    Legal Proceedings                                                              22

       Item 2.    Changes in Securities and Use of Proceeds                                      22

       Item 3.    Defaults Upon Senior Securities                                                23

       Item 4.    Submission of Matters to a Vote of Security Holders                            23

       Item 5.    Other Information                                                              23

       Item 6.    Exhibits and Reports on Form 8-K                                               23

                         PART I - FINANCIAL INFORMATION
Item 1.           Financial Statements

                                  NYMAGIC, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                    June 30,       December 31,
                                                                    --------       ------------
                                                                      2004             2003
                                                                  (unaudited)          ----
                                    ASSETS
Investments:
  Fixed maturities:
     Available for sale at fair value
       (amortized cost $115,637,751 and $92,594,971) .........   $ 115,945,376    $  93,470,691
     Trading at fair value (cost $150,252,673 and $61,423,212)     153,184,406       61,736,951
  Limited partnerships at equity
    (cost $198,245,000 and $96,250,000) ......................     207,159,645      105,434,419
  Short-term investments .....................................     132,082,122      257,059,675
  Cash .......................................................      10,787,886        1,940,541
                                                                    ----------        ---------
         Total cash and investments ..........................     619,159,435      519,642,277
                                                                   -----------      -----------
Accrued investment income ....................................       4,006,896        2,099,641
Premiums and other receivables, net ..........................      24,029,452       23,981,910
Reinsurance receivables on unpaid losses, net ................     265,170,777      276,618,865
Reinsurance receivables on paid losses, net ..................      11,155,240        4,229,697
Deferred policy acquisition costs ............................      10,684,351        8,245,600
Prepaid reinsurance premiums .................................      18,296,957       20,906,056
Deferred income taxes ........................................      11,072,913       11,772,721
Property, improvements and equipment, net ....................       4,256,545        3,937,603
Other assets .................................................       7,945,883        3,690,715
                                                                     ---------        ---------
         Total assets ........................................   $ 975,778,449    $ 875,125,085
                                                                 =============    =============

                                   LIABILITIES
Unpaid losses and loss adjustment expenses ...................   $ 514,409,815    $ 518,929,558
Reserve for unearned premiums ................................      68,712,287       61,821,283
Ceded reinsurance payable ....................................      19,304,752       25,812,895
Notes payable ................................................     100,000,000              ---
Dividends payable ............................................         584,331          583,305
Payable for securities not yet settled .......................       6,775,710        8,321,250
Other liabilities ............................................      19,224,182       15,365,694
                                                                    ----------       ----------
         Total liabilities ...................................     729,011,077      630,833,985
                                                                   -----------      -----------

                              SHAREHOLDERS' EQUITY
Common stock .................................................      15,293,490       15,279,390
Paid-in capital ..............................................      35,849,191       35,476,566
Accumulated other comprehensive income .......................         199,956          569,220
Retained earnings ............................................     241,585,908      239,127,097
                                                                   -----------      -----------
                                                                   292,928,545      290,452,273
Treasury stock, at cost, 5,554,642 and 5,554,642 shares ......     (46,161,173)     (46,161,173)
                                                                   -----------      -----------
         Total shareholders' equity ..........................     246,767,372      244,291,100
                                                                   -----------      -----------

         Total liabilities and shareholders' equity ..........   $ 975,778,449    $ 875,125,085
                                                                 =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)



                                                                Six months ended June 30,
                                                                -------------------------
                                                                 2004               2003
                                                                 ----               ----
Revenues:

Net premiums earned                                           $ 54,418,642    $ 48,553,302
Net investment income                                            7,398,033       5,488,787
Net realized investment losses                                      (1,366)        (22,813)
Commission and other income                                      1,947,197       1,754,719
                                                                 ---------       ---------

         Total revenues                                         63,762,506      55,773,995
                                                                ----------      ----------

Expenses:

Net losses and loss adjustment expenses incurred                33,326,300      27,521,951
Policy acquisition expenses                                     11,545,216       9,669,719
General and administrative expenses                             11,307,399       9,540,270
Interest expense                                                 2,012,614          25,652
                                                                 ---------          ------


         Total expenses                                         58,191,529      46,757,592
                                                                ----------      ----------

Income before income taxes                                       5,570,977       9,016,403
                                                                 ---------       ---------
Income taxes:
     Current                                                     1,045,709       2,544,648
     Deferred                                                      898,642         584,799
                                                                   -------         -------
         Total income tax expense                                1,944,351       3,129,447
                                                                 ---------       ---------

     Net income                                               $  3,626,626    $  5,886,956
                                                              ============    ============

Weighted average shares of common stock outstanding-basic        9,727,537       9,638,918

     Basic earnings per share                                 $        .37    $        .61
                                                              ============    ============

Weighted average shares of common stock outstanding-diluted      9,944,789       9,746,326

     Diluted earnings per share                               $        .36    $        .60
                                                              ============    ============


     Dividends declared per share                             $        .12    $        .12
                                                              ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                              Three months ended June 30,
                                                              ---------------------------
                                                                 2004          2003
                                                                 ----          ----
Revenues:

Net premiums earned                                           $29,564,325   $26,856,742
Net investment income                                           2,643,899     3,982,277
Net realized investment gains                                      39,402         9,793
Commission and other income                                        69,816     1,356,381
                                                                   ------     ---------

         Total revenues                                        32,317,442    32,205,193
                                                               ----------    ----------

Expenses:

Net losses and loss adjustment expenses incurred               17,420,787    15,509,085
Policy acquisition expenses                                     5,925,310     5,487,395
General and administrative expenses                             6,017,244     5,134,040
Interest expense                                                1,640,376           ---
                                                               ----------    ----------

         Total expenses                                        31,003,717    26,130,520
                                                               ----------    ----------

Income before income taxes                                      1,313,725     6,074,673
                                                                ---------     ---------
Income taxes:
     Current                                                       41,056     1,758,677
     Deferred                                                     414,783       347,533
                                                                  -------       -------
         Total income tax expense                                 455,839     2,106,210
                                                                  -------     ---------

     Net income                                               $   857,886   $ 3,968,463
                                                              ===========   ===========

Weighted average shares of common stock outstanding-basic       9,730,326     9,706,498

     Basic earnings per share                                 $       .09   $       .41
                                                              ===========   ===========

Weighted average shares of common stock outstanding-diluted     9,944,209     9,831,959

     Diluted earnings per share                               $       .09   $       .40
                                                              ===========   ===========


     Dividends declared per share                             $       .06   $       .06
                                                              ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                Six months ended June 30,
                                                                                -------------------------
                                                                             2004                      2003
                                                                             ----                      ----
Cash flows from operating activities:
     Net income                                                            $ 3,626,626            $  5,886,956
                                                                           -----------            ------------
     Adjustments to reconcile net income to net cash
         used in operating activities:
     Provision for deferred income taxes                                       898,642                 584,799
     Net realized investment losses                                              1,366                  22,813
     Equity in earnings of limited partnerships                               (224,485)             (3,474,016)
     Net bond amortization                                                     597,138                 102,159
     Depreciation and other, net                                               301,516                 174,108
     Changes in:
     Premiums and other receivables                                            (47,542)             17,883,158
     Reinsurance receivables, paid and unpaid, net                           4,522,545              16,449,153
     Ceded reinsurance payable                                              (6,508,143)                238,825
     Accrued investment income                                              (1,907,255)             (1,410,995)
     Deferred policy acquisition costs                                      (2,438,751)                348,364
     Prepaid reinsurance premiums                                            2,609,099              (4,842,021)
     Other assets, net                                                      (2,170,711)                366,929
     Unpaid losses and loss adjustment expenses                             (4,519,743)              3,349,055
     Reserve for unearned premiums                                           6,891,004               3,012,458
     Other liabilities                                                       3,858,488              (5,177,577)
     Trading portfolio activities                                          (91,447,457)            (40,397,660)
                                                                           -----------             -----------
         Total adjustments                                                 (89,584,289)            (12,770,448)
                                                                           -----------             -----------
Net cash used in operating activities                                      (85,957,663)             (6,883,492)
                                                                           -----------             -----------

Cash flows from investing activities:
     Fixed maturities, available for sale, acquired                        (50,771,052)           (103,983,707)
     Limited partnerships acquired                                        (113,350,000)            (28,750,000)
     Fixed maturities, available for sale, sold                             27,125,550              56,063,018
     Equity securities sold                                                       ----               4,658,759
     Limited partnerships sold                                              11,849,259               3,674,803
     Net sale of short-term investments                                    124,981,770              74,621,442
     Payable for securities not yet settled                                 (1,545,540)                   ----
     Acquisition of property, improvements and equipment, net                 (620,458)             (1,336,322)
                                                                           -----------             -----------
Net cash (used in) provided by investing activities                         (2,330,471)              4,947,993
                                                                           -----------             -----------

Cash flows from financing activities:
     Proceeds from stock issuance and other                                    386,725               1,001,304
     Cash dividends paid to shareholders                                    (1,166,789)               (582,390)
     Net sale of treasury stock                                                   ----               7,247,827
     Proceeds from borrowings                                               97,915,543                   -----
     Loan principal repayments                                                    ----              (6,219,953)
                                                                           -----------             -----------
Net cash provided by financing activities                                   97,135,479               1,446,788
                                                                           -----------             -----------
Net increase (decrease) in cash                                              8,847,345                (488,711)
Cash at beginning of period                                                  1,940,541                 980,109
                                                                           -----------             -----------
Cash at end of period                                                    $  10,787,886             $   491,398
                                                                         =============             ===========

Supplemental disclosures:
Interest paid                                                            $           0             $    25,652
Federal income tax paid                                                  $   4,161,220             $   148,652


The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                   Notes to Consolidated Financial Statements
                             June 30, 2004 and 2003

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

2) The Company's subsidiaries include two insurance companies and three insurance agencies. These subsidiaries underwrite commercial insurance in three major lines of business. The Company considers ocean marine, inland marine/fire and other liability as appropriate segments for purposes of evaluating the Company's overall performance. In addition, the runoff operations in the aircraft business and MMO London are also considered a segment. The Company ceased writing any new policies covering aircraft risks subsequent to March 31, 2002. MMO London includes the operations of MMO EU, Ltd. and MMO UK, Ltd., its limited liability corporate capital vehicle. Since January 1, 2002, MMO UK, Ltd. has not provided capacity to any Lloyd's syndicate.

     The financial information by segment is as follows:




                                                                     Six Months Ended June 30,
                                                 -------------------------------------------------------------
                                                              2004                               2003
                                                 -----------------------------------------------------------------
                                                                           (in thousands)

                                                                    Income                             Income
                                                 Revenues           (Loss)            Revenues         (Loss)
                                                 -----------------------------------------------------------------

         Ocean marine                                $38,513         $8,711           $37,457        $10,881
         Inland marine/fire                            2,325            521             1,865            107
         Other liability                              13,752           (257)            7,674           (257)
         Runoff operations (Aircraft)                     32            775             1,662            735
         ---------------------------------------------------------------------------------------------------------
                           Subtotal                   54,622          9,750            48,658         11,466

         Net investment income                         7,398          7,398             5,489          5,489
         Net realized investment losses                   (1)            (1)              (23)           (23)
         Other income                                  1,744          1,744             1,650          1,650
         General and administrative expenses             ---        (11,307)              ---         (9,540)
         Interest expense                                ---         (2,013)              ---            (26)
         Income tax expense                              ---         (1,944)              ---         (3,129)
         ---------------------------------------------------------------------------------------------------------

                  Total                              $63,763         $3,627           $55,774         $5,887
                  ------------------------------------------------------------------------------------------------

                                  NYMAGIC, INC.
                   Notes to Consolidated Financial Statements
                             June 30, 2004 and 2003



                                                                    Three Months Ended June 30,
                                                 -------------------------------------------------------------
                                                              2004                               2003
                                                 -----------------------------------------------------------------
                                                                           (in thousands)

                                                                    Income                             Income
                                                 Revenues           (Loss)            Revenues         (Loss)
                                                 -----------------------------------------------------------------


         Ocean marine                                $20,650         $5,675           $21,952         $6,206
         Inland marine/fire                            1,185            167               976            132
         Other liability                               7,745           (257)            3,868           (298)
         Runoff operations (Aircraft)                    188            837               227            (15)
         ---------------------------------------------------------------------------------------------------------
                           Subtotal                   29,768          6,422            27,023          6,025

         Net investment income                         2,644          2,644             3,982          3,982
         Net realized investment gains                    40             40                10             10
         Other income (expense)                         (134)          (134)            1,190          1,190
         General and administrative expenses             ---         (6,017)              ---         (5,133)
         Interest expense                                ---         (1,641)              ---            ---
         Income tax expense                              ---           (456)              ---         (2,106)
         ---------------------------------------------------------------------------------------------------------

                  Total                              $32,318           $858           $32,205         $3,968
                  ------------------------------------------------------------------------------------------------


3) The Company's comparative comprehensive income is as follows:


                                                        Six months ended    Three months ended
                                                             June 30,            June 30,
                                                     -------------------------------------------
                                                        2004       2003      2004      2003
                                                        ----       ----      ----      ----
                                                                 (in thousands)

Net income                                            $ 3,627    $ 5,887    $ 858    $ 3,968
Other comprehensive income (loss), net of tax:
   Unrealized gains (losses) on securities, net of
      deferred tax benefit (expense) of
      $199, $(63), $478 and $108                         (370)       117     (887)      (201)
   Less: reclassification adjustment for
      gains (losses) realized in net income, net of
      deferred tax benefit (expense) of
      $0, $8, $(14) and $(3)                               (1)       (15)      26          6
                                                        ------     -----     -----     ------
   Other comprehensive income (loss)                     (369)       132     (913)      (207)
                                                   -----------  --------- --------  ---------

Total comprehensive income (loss)                     $ 3,258    $ 6,019    $ (55)   $ 3,761
                                                      =======    =======    =====    =======

                                  NYMAGIC, INC.
                   Notes to Consolidated Financial Statements
                             June 30, 2004 and 2003


4) The Company maintains four stock-based employee compensation plans. Awards under the Company's plans vest over periods ranging from three to five years. Effective January 1, 2003 the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), prospectively to all employee awards granted, modified or settled after January 1, 2003. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123, which includes awards issued after December 15, 1994.

         The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:




                                               Six months ended June 30,       Three months ended June 30,
                                               -----------------------------------------------------------
                                                  2004         2003                  2004        2003
                                                  ----         ----                  ----        ----
                                                       (in thousands except per share data)

Net income, as reported                        $   3,627    $   5,887              $   858    $   3,968
Add: Stock based employee
   compensation expense included in
   reported net income, net of related
   tax effects                                        15            4                    8            2
Deduct: Total stock-based employee
   compensation expense determined
   under the fair value based method for all
   awards, net of related tax effects               (173)        (179)                 (87)         (89)
                                                    ----         ----                  ---          ---

Pro forma net income                           $   3,469    $   5,712              $   779    $   3,881
                                               =========    =========              =======    =========


Earnings per share:

Basic EPS - as reported                             $.37         $.61                 $.09         $.41
Basic EPS - pro forma                               $.36         $.59                 $.08         $.40

Diluted EPS - as reported                           $.36         $.60                 $.09         $.40
Diluted EPS - pro forma                             $.35         $.59                 $.08         $.39


         On May 26, 2004, shareholders approved the NYMAGIC, INC. 2004 Long-Term Incentive Plan (the "2004 Plan") and the NYMAGIC, INC. Employee Stock Purchase Plan (the "ESPP").

         The 2004 Plan provides for the granting to directors, officers, employees and consultants of the Company and its subsidiaries of common stock, options to purchase shares of common stock (both incentive stock options, or ISOs, and non-ISOs, though only employees may receive ISOs), stock appreciation rights, restricted stock units, deferred shares and performance units. A maximum of 450,000 shares of common stock may be made the subject of grants under the 2004 Plan. The Company granted 14,100 shares of common stock to certain officers and directors of the Company in the second quarter of 2004 for a total compensation expense of approximately $369,000.

                                  NYMAGIC, INC.
                   Notes to Consolidated Financial Statements
                             June 30, 2004 and 2003


         The ESPP will allow eligible employees of the Company and its designated affiliates to purchase, through payroll deductions, shares of common stock of the Company. The ESPP is designed to retain and motivate the employees of the Company and its designated affiliates by encouraging them to acquire ownership in the Company on a tax-favored basis. The price per common share sold under the ESPP will be 85% (or more if the Board of Directors or the Committee so provides) of the closing price of the Company's shares on the New York Stock Exchange on the day the Common Stock is offered. The Company has reserved 50,000 shares for issuance under the ESPP. There were no shares issued under the ESPP as of June 30, 2004.

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

        In March 2004, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments". This consensus provides recognition and measurement guidance for determining when an investment is other-than-temporarily impaired, specifically, when the investor has the ability and intent to hold an investment until recovery. This guidance is effective for reporting periods beginning after June 15, 2004. The Company does not believe the adoption of this guidance will have a material impact on its results or financial condition.

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

7) The Company previously entered into reinsurance contracts with a reinsurer that is now in liquidation. On October 23, 2003, the Company was served with a Notice to Defend and a Complaint by the Insurance Commissioner of the Commonwealth of Pennsylvania, who is the liquidator of this reinsurer, alleging that approximately $3 million in reinsurance claims paid to the Company in 2000 and 2001 by the reinsurer are voidable preferences and are therefore subject to recovery by the liquidator. The proceeding was brought in the Commonwealth Court of Pennsylvania. The Company has filed Preliminary Objections to Plaintiff's Complaint, denying that the payments are voidable preferences and asserting affirmative defenses. On February 18, 2004, the Plaintiff filed Preliminary Objections to our Preliminary Objections and an Answer and Memorandum of Law in opposition to our Preliminary Objections. No trial date has been set for this matter, but we intend to defend ourselves vigorously in connection with this lawsuit. The Company believes it has strong defenses against these claims; however, there can be no assurance as to the outcome of this litigation.

8) The Company's investments are monitored by management and the Finance Committee of the Board of Directors. The Company entered into an investment management agreement with Mariner Partners, Inc. ("Mariner") effective October 1, 2002 that was amended and restated on December 6, 2002. Under the terms of the agreement, Mariner manages the Company's investment portfolios. Fees paid to Mariner are based on a percentage of the investment portfolio as follows: .20% of liquid assets, .30% of fixed maturity investments and 1.25% of hedge fund (limited partnership) investments. William
J. Michaelcheck, a Director of the Company, is Chairman, Chief Executive Officer and owns a majority of the stock of Mariner. George R. Trumbull, Chairman, Chief Executive Officer and a Director of the Company, A. George Kallop, Executive Vice President and Chief Operating Officer, and William D. Shaw, Jr., Vice Chairman and a Director of the Company, are also associated with Mariner. We incurred Mariner investment expenses of $1.5 million and $0.7 million pursuant to this agreement as of June 30, 2004 and 2003, respectively. There were no other fees incurred through June 30, 2004 and 2003, respectively.


     In 2003, the Company entered into a limited partnership hedge fund agreement with a Mariner affiliated company. In 2003, the Company made an investment of $11.0 million, representing a 100% interest, into this limited partnership hedge fund, which is consolidated in the financial statements. This hedge fund invests in collateralized debt obligations. Under the provisions of the agreement, the Mariner affiliated company is entitled to 50% of the net profit realized upon the sale of certain collateralized debt obligations held by the Company. The partnership agreement also provides for other fees payable to the manager based upon the operations of the hedge fund. The Company cannot withdraw funds from this limited partnership for a minimum period of three years without the consent of the hedge fund manager. We incurred investment expenses of $0.5 million and $0 pursuant to these agreements as of June 30, 2004 and 2003, respectively. There were no other fees incurred through June 30, 2004 and 2003, respectively.


     Investment income, net of investment fees, from each major category of investments is as follows:

                                                      Three months ended June 30,    Six months ended June 30,
                                                      ---------------------------    -------------------------
                                                         2004            2003            2004         2003
                                                         ----            ----            ----         ----
                                                                (in millions)

Fixed maturities, available for sale................$    1.0        $    0.5         $   1.9      $    0.9
Fixed maturities, trading securities................     4.4             0.3             5.5           0.3
Short-term investments..............................     0.3             0.4             0.8           1.2
Equity in earnings (losses) of limited partnerships.    (3.1)            2.8            (0.8)          3.1
                                                    ----------------------------------------------------------
        Net investment income.......................$    2.6        $    4.0         $   7.4      $    5.5
                                                    ==========================================================


9) Certain accounts in the prior year's financial statements have been reclassified to conform to the 2004 presentation.





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Description of Business


         NYMAGIC, INC., a New York corporation (the "Company" or "NYMAGIC"), is a holding company, which owns and operates insurance companies, risk bearing entities and insurance underwriters and managers.

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


Results of Operations


     Net income for the second quarter ended June 30, 2004 totaled $858,000, or $.09 per diluted share, compared with $4.0 million, or $.40 per diluted share, for the second quarter of 2003. The decrease in net income for the second quarter of 2004 was attributable to a decline in investment income derived from limited partnership hedge funds and an increase in interest expense arising from the Company's issuance of $100 million of 6.5% senior notes on March 11, 2004. In addition, net income for the second quarter of 2003 benefited from other income attributable to an arbitration settlement.



     Net income for the six months ended June 30, 2004 totaled $3.6 million, or $.36 per diluted share, compared with $5.9 million, or $.60 per diluted share, for the six months ended June 30, 2003. The decline in net income for the six months ended June 30, 2004 is attributable to a higher combined ratio, a decline in investment income derived from limited partnership hedge funds and an increase in interest expense.

     Net realized investment gains after taxes in the second quarter of 2004 were $26,000, or $.00 per diluted share, compared with $6,000, or $.00 per diluted share, for the same period in 2003. Net realized investment losses after taxes for the six months ended June 30, 2004 were $1,000, or $.00 per diluted share, compared with $15,000, or $.00 per diluted share, for the same period in 2003.

     Shareholders' equity increased to $246.8 million as of June 30, 2004 compared to $244.3 million as of December 31, 2003. The increase was primarily attributable to net income partially offset by dividends declared.

     The Company's gross premiums written, net premiums written and net premiums earned increased by 23%, 37% and 12%, respectively, for the six months ended June 30, 2004, when compared to the same period of 2003. The Company's gross premiums written, net premiums written and net premiums earned increased by 26%, 41% and 10%, respectively, for the three months ended June 30, 2004, when compared to the same period of 2003.



NYMAGIC Gross Premiums Written
    by Segment                 Six months ended June 30,    Three months ended June 30,
    ----------                ---------------------------------------------------------------
                              2004      2003    Change       2004       2003     Change
                              ---------------------------------------------------------
                                           (Dollars in thousands)

Ocean marine ...............  $55,813   $48,708     15%       $28,828   $26,610      8%
Inland marine/fire..........    7,100     7,188     (1%)        3,871     3,462     12%
Other liability                18,871     7,964    137%        11,154     3,703    201%
                               ------    ------    -----       ------    ------    ----
Subtotal....................   81,784    63,860     28%        43,853    33,775     30%
Runoff lines (Aircraft).          255     2,709    (91%)          279     1,158    (76%)
                               ------    ------    -----       ------    ------    ----
Total.......................  $82,039   $66,569     23%       $44,132   $34,933     26%
                               ======    ======    =====       ======    ======    ====


NYMAGIC Net Premiums Written
    by Segment                 Six months ended June 30,    Three months ended June 30,
    ----------                ---------------------------------------------------------------
                              2004      2003    Change       2004       2003     Change
                              ---------------------------------------------------------
                                           (Dollars in thousands)


Ocean marine ...............  $45,795   $35,678     28%       $24,122   $19,774      22%
Inland marine/fire..........    2,302     2,123      8%         1,282     1,041      23%
Other liability                15,831     7,318    116%         9,145     3,611     153%
                               ------    ------    ----        ------    ------     -----
Subtotal                       63,928    45,119     42%        34,549    24,426      41%
Runoff lines (Aircraft)            (9)    1,605     NM             98       208     (53%)
                               ------    ------    ----        ------    ------     -----
Total.......................  $63,919  $ 46,724     37%       $34,647   $24,634       41%
                               ======    ======    ====        ======    ======     =====


NYMAGIC Net Premiums Earned
    by Segment                 Six months ended June 30,    Three months ended June 30,
    ----------                ---------------------------------------------------------------
                              2004      2003    Change       2004       2003     Change
                              ---------------------------------------------------------
                                           (Dollars in thousands)

Ocean marine................  $38,383   $37,278      3%   $20,519       21,785      (6%)
Inland marine/fire..........    2,325     1,866     25%     1,185          976       21%
Other liability.............   13,752     7,674     79%     7,745        3,869      100%
                               ------    ------    ----    ------       ------      ----
Subtotal...................    54,460    46,818     16%    29,449       26,630       11%
Run-off lines (Aircraft)....      (41)    1,735     NM        116          227      (49%)
                               ------    ------    ----    ------       ------      ----
Total.......................  $54,419   $48,553     12%   $29,565      $26,857       10%
                               ======    ======    ====    ======       ======      ====

         Premiums for each segment are as follows:


         o Ocean marine gross premiums written, net premiums written and net premiums earned grew by 15%, 28% and 3%, respectively, during the first six months of 2004 when compared to the same period of the prior year. Current year premiums reflect an increase in cargo premium production as a result of our agreement with Southern Marine & Aviation, a leading provider of insurance for bulk petroleum cargo shipments, which commenced underwriting in the fourth quarter of 2003. Production increases were achieved in most of the other classes of ocean marine business as a result of favorable pricing. Gross premiums in 2004 also reflect a leveling to slight decline in premium rates across all classes with the largest rate decreases occurring in the drill rig class. The leveling of premium rates follows a few years of rate increases. Net premiums written reflect higher net retentions per loss as a result of increasing the Company's net exposure to $4 million for any one risk or any one occurrence effective on policies incepting on or after January 1, 2004 compared with $2 million for any one risk or any one occurrence effective on policies incepting on or after January 1, 2003.

            Ocean marine gross premiums written and net premiums written grew by 8% and 22%, respectively, and net premiums earned decreased by 6% during the second quarter of 2004 when compared to the same period of the prior year. The current quarter reflects an increase in cargo premium production from Southern Marine & Aviation, reduced ceded premiums written due to increases in net loss retention and flat to declining rates on premium renewals.

         o Inland marine/fire gross premiums written for the six months ended June 30, 2004 declined by 1%, however, net premiums written and net premiums earned increased by 8% and 25%, respectively, when compared to the same period of 2003. Gross premiums written in 2004 reflect mildly lower market rates. Net premiums written in 2004 reflect slightly higher retention levels. The increase in net premiums earned reflected the earnings of premium increases achieved toward the end of 2003 from an underwriting program insuring excess and surplus lines property risks.

            Inland marine/fire gross premiums written, net premiums written and net premiums earned grew by 12%, 23% and 21%, respectively, during the second quarter of 2004 when compared to the same period of the prior year. The increases reflect additional production from policies covering inland marine/motor truck cargo and new production sources in the surety class. Contributing to net premiums earned for the second quarter of 2004 were the earnings of premium increases achieved toward the end of 2003 from an underwriting program insuring excess and surplus lines property risks.

         o Other liability gross premiums written rose by 137% for the six months ended June 30, 2004 when compared to the same period in 2003 primarily due to premium volume increases from existing classes and new classes of business. The growth in gross premiums written from existing classes of business was derived from the professional liability class, which rose from $3.1 million in 2003 to $5.4 million in 2004. Volume increases from new classes of business in 2004 include gross premiums written of $3.0 million in commercial automobile liability and $4.7 million in excess workers compensation. Premium rates in the professional liability class have increased slightly in 2004; however, premium rates in some of the Company's other casualty classes have decreased by as much as 15% in 2004 when compared to the same period in 2003. The leveling of premium rates follows a few years of significant rate increases. Net premiums written and net premiums earned grew by 116% and 79% for the six months ended June 30, 2004, respectively, when compared to the same period in 2003 primarily due to growth in premium volume. Net premiums written increased in 2004 to a lesser extent than the increase in gross premiums written for the same period as a result of additional quota share and excess of loss reinsurance on the new classes of business written.


            Other liability gross premiums written, net premiums written and net premiums earned grew by 201%, 153% and 100%, respectively, during the second quarter of 2004 when compared to the same period of the prior year. Contributing to gross premiums written were volume increases from existing classes and new classes of business. The growth in gross premiums written from existing classes of business were derived from the professional liability class, which rose from $1.8 million in 2003 to $3.9 million in 2004. Volume increases from new classes of business in 2004 include gross premiums written of $1.6 million in commercial automobile liability and $3.4 million in excess workers compensation. Net premiums written increased in 2004 to a lesser extent than the increase in gross premiums written for the same period as a result of additional quota share and excess of loss reinsurance on the new classes of business written.

         o Runoff lines (Aircraft) premiums have decreased substantially in 2004 as a result of the Company having ceased writing new aircraft policies subsequent to March 31, 2002.


     Net losses and loss adjustment expenses incurred as a percentage of net premiums earned (the loss ratio) were 58.9% for the three months ended June 30, 2004 as compared to 57.7% for the same period of 2003. For the six months ended June 30, 2004, the loss ratio was 61.2% compared to 56.7% for the same period of the prior year. Contributing to the higher loss ratio for the six months and second quarter ended June 30, 2004 were larger current accident year severity losses occurring in the ocean marine line of business. The inland marine/fire loss ratios for the second quarter and six months ended June 30, 2004 were lower than the same periods in 2003, reflecting a lower frequency of claims. There were no significant changes in the other liability loss ratio in 2004 when compared to the ratio in 2003. Although the aviation line experienced some favorable development in 2004, there were no significant changes reported overall with respect to the development of prior year net loss reserves during the first six months of 2004 and 2003, respectively.

     Policy acquisition costs as a percentage of net premiums earned (the acquisition cost ratio) for the three months ended June 30, 2004 were 20.0% as compared with 20.4% for the same period of the prior year. The same ratio was 21.2% for the six months ended June 30, 2004 as compared with 19.9% for the same period in 2003. The decrease in the second quarter ratio in 2004 reflects lower acquisition costs from new production sources in the other liability line. The acquisition cost ratio for the six months ended June 30, 2004 reflects an increase in the ocean marine line of business as a result of higher acquisition costs associated with new sources of cargo premium production. Partially offsetting this increase were lower commission rates on existing business and the favorable impact of lower excess of loss reinsurance costs on the overall ratio. In addition, premiums earned in the six months ended June 30, 2003 reflected larger amounts of aircraft premiums, which generally have a lower acquisition cost ratio than other lines of business.

     General and administrative expenses as a percentage of net premiums earned for the three months ended June 30, 2004 were 20.4% as compared with 19.1% for the same period of 2003. General and administrative expenses as a percentage of net premiums earned for the six months ended June 30, 2004 were 20.8% as compared with 19.6% for the same period of the prior year. The increase in 2004 was largely attributable to an increase in employee related expenses to service the growth in the Company's business operations.

     The Company's combined ratio (the loss ratio, the acquisition cost ratio and general and administrative expenses divided by premiums earned) was 99.3% for the three months ended June 30, 2004 as compared with 97.3% for the same period of 2003. The Company's combined ratio was 103.2% for the six months ended June 30, 2004 as compared with 96.2% for the same period of 2003.

     Interest expense increased to $1.6 million for the three months ended June 30, 2004 as compared to $0 for the same period of 2003. Interest expense increased to $2.0 million for the six months ended June 30, 2004 as compared to $26,000 for the same period of 2003. The increase in interest expense in 2004 is due to the Company's issuance of the $100 million of 6.5% senior notes on March 11, 2004.

     Net investment income for the three months ended June 30, 2004 decreased by 34% to $2.6 million from $4.0 million in the same period of 2003. The Company maintained a larger invested asset base in 2004 derived from favorable cash flow from operations over the past year coupled with the proceeds received from our $100 million 6.5% senior notes issued on March 11, 2004, a significant portion of which were invested in limited partnership hedge funds. The decrease in the second quarter net investment income reflects net losses of $3.1 million from limited partnerships; however, this decrease was offset by larger income derived from trading portfolio activities. The equity method of accounting is used to account for the Company's limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership hedge fund to net investment income in results of operations. Trading portfolio investments are marked to market with the change recognized in net investment income during the current period.

     Net investment income for the six months ended June 30, 2004 increased by 35% to $7.4 million from $5.5 million in the same period of the prior year. The increase reflects larger income derived from trading portfolio activities; however, the increase was offset by declines in income from limited partnerships. Contributing to net investment income was a larger invested asset base derived from favorable cash flow from operations over the past year coupled with the proceeds received from our $100 million 6.5% senior notes issued on March 11, 2004. As of June 30, 2004 investments in limited partnerships and the fixed maturities-trading portfolio amounted to approximately $207.2 million and $153.2 million, respectively, as compared to $67.0 million and $40.4 million as of June 30, 2003, respectively.

      Investment income, net of investment fees, from each major category of investments is as follows:



                                                  Three months ended June 30,   Six months ended June 30,
                                                  ---------------------------   -------------------------
                                                       2004           2003          2004        2003
                                                       ----           ----          ----        ----
                                                                     (in millions)

Fixed maturities, available for sale ...............   $  1.0          $0.5         $1.9         $0.9
Fixed maturities, trading securities ...............      4.4           0.3          5.5          0.3
Short-term investments .............................      0.3           0.4          0.8          1.2
Equity in earnings (losses) of limited partnerships      (3.1)          2.8         (0.8)         3.1
                                                     ------------------------------------------------
Net investment income ..............................   $  2.6          $4.0         $7.4         $5.5
                                                     ================================================


     Commission and other income decreased to $70,000 for the three months ended June 30, 2004 from $1.4 million for the same period in the prior year. In the second quarter of 2003, an arbitration procedure was completed against a former pool member, Utica Mutual, which resulted in a payment to MMO of approximately $7.8 million. This amount represented Utica Mutual's funding requirement to the MMO pools. In addition, MMO was awarded interest of approximately $1 million on a pre-tax basis.

     Commission and other income increased to $1.9 million for the six months ended June 30, 2004 from $1.8 million for the same period in the prior year primarily as a result of other income received from litigation and arbitration settlements.

     Net realized investment gains were $40,000 for the second quarter ended June 30, 2004 as compared to $10,000 for the same period of 2003. Net realized investment losses were $1,000 for the six months ended June 30, 2004 as compared to $23,000 for the same period of the prior year. The sale of fixed maturities led to realized investment losses in the prior year. Write-downs from other-than-temporary declines in the fair value of securities amounted to $104,000 and $0 for the six months ended June 30, 2004 and 2003, respectively.

     Total income taxes as a percentage of income before taxes were 34.7% for each of the second quarters ended June 30, 2004 and 2003. Total income taxes as a percentage of income before taxes were 34.9% for the six months ended June 30, 2004 as compared to 34.7% for the same period of 2003.



Liquidity and Capital Resources

     Cash and total investments increased from $519.6 million at December 31, 2003 to $619.2 million at June 30, 2004, principally as a result of the receipt of net proceeds from the issuance of $100 million of 6.5% senior notes.

     On March 11, 2004, the Company issued $100,000,000 in 6.5% senior notes due March 15, 2014 and received proceeds of $98,763,000 net of underwriting discount, but before other transaction expenses. The senior notes provide for semi-annual interest payments and are to be repaid in full on March 15, 2014. On July 1, 2004 the Company completed the exchange of registered 6.5% senior notes for the unregistered senior notes issued on March 11, 2004, as required by the registration rights agreement with the purchasers of the senior notes. The indenture relating to the senior notes provides that the Company and its restricted subsidiaries may not incur indebtedness unless the total indebtedness of the Company and its restricted subsidiaries, calculated on a pro forma basis after such issuance, would not exceed 50% of our total consolidated capitalization (defined as the aggregate amount of our shareholders' equity as shown on our most recent quarterly or annual consolidated balance sheet plus the aggregate amount of indebtedness of the Company and its restricted subsidiaries). The indenture also provides that the Company and its restricted subsidiaries will not pay dividends or make other payments or distributions on the Company's stock or the stock of any restricted subsidiary (excluding payments by any restricted subsidiary to the Company), purchase or redeem the Company's stock or make certain payments on subordinated indebtedness unless, after making any such payment, the total indebtedness of the Company and its restricted subsidiaries would not exceed 50% of our total consolidated capitalization (as defined above). In addition, the indenture contains certain other covenants that restrict our ability and our restricted subsidiaries' ability to, among other things, incur liens on any shares of capital stock or evidences of indebtedness issued by any of our restricted subsidiaries or issue or dispose of voting stock of any of our restricted subsidiaries. The Company intends to use the net proceeds from the sale of the senior notes for working capital and other general corporate purposes, and, potentially, for acquisitions. The Company has no agreement with respect to any acquisition, although we assess opportunities on an ongoing basis and from time to time have discussions with other companies about potential transactions.

     Cash flows used in operating activities were $86.0 million for the six months ended June 30, 2004 as compared to $6.9 million for the same period in 2003. Any increases in the Company's trading portfolio are considered uses of cash flows from operations. Accordingly, the cash flows for the six months ended June 30, 2004 and 2003 reflect uses of $91.4 million and $40.4 million, respectively, for trading portfolio activities. As the Company's trading portfolio balance may fluctuate significantly from period to period, cash flows from operating activities may also be significantly impacted by such trading activities. Excluding trading portfolio activities, the Company recorded cash flows from operating activities in 2004 and 2003 primarily as a result of favorable cash flows from underwriting operations.

     Cash flows used in investing activities were $2.3 million for the six months ended June 30, 2004 as compared with cash flows provided by investing activities of $4.9 million for the same period in 2003. Each period reflected additional net purchases of limited partnerships and fixed maturities available for sale; however, these amounts were offset by reductions in short term investments. Contributing to the use of cash flows in 2004 was $1.5 million relating to securities purchased but not yet settled.

     On February 26, 2004, the Company declared a dividend of six (6) cents per share to shareholders of record on March 31, 2004, payable on April 6, 2004. On May 28, 2004, the Company declared a dividend of six (6) cents per share to shareholders of record on June 30, 2004, payable on July 6, 2004.

      The Company's domestic insurance company subsidiaries are limited by statute in the amount of dividends that may be declared or paid during a year. The limitation restricts dividends paid or declared to the lower of 10% of policyholders' surplus or 100% of adjusted net investment income as defined under New York Insurance Law. In connection with the application for approval of acquisition of control of NYMAGIC, INC., filed by Mariner Partners, Inc. ("Mariner") and William J. Michaelcheck with the New York State Insurance Department (the "Department") pursuant to Section 1506 of the New York Insurance Law, New York Marine and Gotham agreed for a period of two years from July 31, 2002, the date of the acquisition of such control, not to pay any dividends without the consent of the Department. The limitations on dividends from the insurance company subsidiaries are not expected to have a material impact on the Company's ability to meet current cash obligations as cash flow provided by operating activities will assist the Company in providing adequate funds to meet our short term liquidity requirements.

     During the first quarter of 2004, the Company's insurance subsidiary, New York Marine, requested and received approval from the State of New York Insurance Department to pay an extraordinary dividend of $15,000,000 to the Company, which amount was also paid to the Company in the first quarter of 2004.

     During the first quarter of 2004, the Company granted options to a new Director to purchase 10,000 shares of the Company's common stock. The exercise price of the stock option was equal to the closing price of the Company's stock on the New York Stock Exchange on the date of the underlying stock grant.

     Under the 2004 Long-Term Incentive Plan, the Company granted 14,100 shares of common stock to certain officers and directors of the Company in the second quarter of 2004 for a total compensation expense of approximately $369,000.

     There were no repurchases of common stock made during the first six months of 2004.

     Ceded reinsurance payable decreased to $19.3 million at June 30, 2004 from $25.8 million at December 31, 2003 as a result of decreases in ceded premiums written and the timing of reinsurance payments.

     Other assets increased to $7.9 million as of June 30, 2004 from $3.7 million as of December 31, 2003 primarily as a result of deferred bond issuance costs incurred on the Company's 6.5% senior notes as well as a federal income tax recoverable of $1.9 million.



Investments


The following table summarizes our investments at June 30, 2004 and December 31, 2003 at fair value:


                                                        June 30, 2004       December 31, 2003
                                                        -------------       -----------------
                                                    (Dollars in thousands, except percentages)

                                                    Fair Value  Percent  Fair Value  Percent
                                                    -----------------------------------------
Fixed maturities available for sale:
U. S. treasury securities                           $  9,063       1.5%   $  9,185       1.8%
Municipalities                                        14,532       2.3%     17,352       3.3%
Corporate bonds                                       92,350      14.9%     66,934      12.9%
                                                     -----------------------------------------
Subtotal                                             115,945      18.7%     93,471      18.0%
                                                     -----------------------------------------
Fixed maturities held for trading:
U. S. treasury securities                            100,844      16.3%         --         --
Collateralized debt obligations                       52,340       8.4%     61,737      11.9%
                                                     -----------------------------------------
Subtotal                                             153,184      24.7%     61,737      11.9%
                                                     -----------------------------------------
Total fixed maturities                               269,129      43.4%    155,208      29.9%
Cash & short-term investments                        142,870      23.1%    259,000      49.8%
                                                     -----------------------------------------

Total fixed maturities and short-term investments    411,999      66.5%  414,208      79.7%

Limited partnership hedge funds                      207,160      33.5%  105,434      20.3%
                                                     ---------------------------------------

Total cash & investment portfolio                   $619,159     100.0% $519,642     100.0%
                                                    =======================================


     As of June 30, 2004, 86% of the fair value of our fixed maturities and short-term investment portfolio was in obligations rated "Baa3" or better by Moody's or the equivalent Standard & Poor's rating.

     The Company's investments are monitored by management and the Finance Committee of the Board of Directors. The Company entered into an investment management agreement with Mariner Partners, Inc. ("Mariner") effective October 1, 2002 that was amended and restated on December 6, 2002. Under the terms of the agreement, Mariner manages the Company's investment portfolios. Fees paid to Mariner are based on a percentage of the investment portfolio as follows: .20% of liquid assets, .30% of fixed maturity investments and 1.25% of hedge fund (limited partnership) investments. William J. Michaelcheck, a Director of the Company, is Chairman, Chief Executive Officer and owns a majority of the stock of Mariner. George R. Trumbull, Chairman, Chief Executive Officer and a Director of the Company, A. George Kallop, Executive Vice President and Chief Operating Officer, and William D. Shaw, Jr., Vice Chairman and a Director of the Company, are also associated with Mariner. We incurred Mariner investment expenses of $1.5 million and $0.7 million pursuant to this agreement as of June 30, 2004 and 2003, respectively. There were no other fees incurred through June 30, 2004 and 2003, respectively.


     In 2003, the Company entered into a limited partnership hedge fund agreement with a Mariner affiliated company. In 2003, the Company made an investment of $11.0 million, representing a 100% interest, into this limited partnership hedge fund, which is consolidated in the financial statements. This hedge fund invests in collateralized debt obligations. Under the provisions of the agreement, the Mariner affiliated company is entitled to 50% of the net profit realized upon the sale of certain collateralized debt obligations held by the Company. The partnership agreement also provides for other fees payable to the manager based upon the operations of the hedge fund. The Company cannot withdraw funds from this limited partnership for a minimum period of three years without the consent of the hedge fund manager. We incurred investment expenses of $0.5 million and $0 pursuant to these agreements as of June 30, 2004 and 2003, respectively. There were no other fees incurred through June 30, 2004 and 2003, respectively.

Unpaid losses and loss adjustment expenses


     Unpaid losses and loss adjustment expenses for each segment were as follows:

                             June 30, 2004        December 31, 2003
                             -------------        -----------------
                            Gross       Net      Gross          Net
                            ---------------      ------------------
                             (in thousands)        (in thousands)

Ocean marine              $199,377   $113,872   $199,406   $109,035
Inland marine/fire          23,991      7,566     26,483      7,142
Other liability            107,460     64,092     96,555     55,741
Runoff lines (Aircraft)    183,582     63,709    196,486     70,393
                           ----------------------------------------
Total                     $514,410   $249,239   $518,930   $242,311
                          --------   --------   --------   --------

     During 2001, the Company recorded losses of $154.9 million and $8.0 million, respectively, on a gross and net of reinsurance basis in its aircraft line of business as a result of the terrorist attacks of September 11, 2001 on the World Trade Center, the Pentagon and the hijacked airliner that crashed in Pennsylvania (collectively the "WTC attack"). Additional reinsurance costs were also incurred in 2001 and amounted to $5.0 million. The ultimate gross and net liability for unpaid losses resulting from the WTC attack represent the estimated ultimate costs of all incurred claims and claim adjustment expenses. Since the gross liability and related reinsurance recoverables are based on estimates, the ultimate liability may change from the amount provided currently depending upon revisions in gross loss estimates and the interpretation as to the number of occurrences involved in the WTC attack as defined in the aircraft ceded reinsurance treaties. As of June 30, 2004, there have been no significant changes in the gross incurred loss relating to the WTC attack. However, since 2001, reinsurance recoverables have decreased and net liability has increased relative to the WTC attack as a result of the commutation of certain reinsurance recoverables.

     The loss settlement period for payment of insurance claims may be many years, and during this period it often becomes necessary to adjust the estimate of liability on a claim either upward or downward. The classes of marine, aircraft and non-marine liability insurance written by the Company include liability classes which historically have had longer periods of time between occurrence of an insurable event, reporting of the claim to the Company and final settlement. In such cases, the Company is forced to estimate reserves with the possibility of making several adjustments to reserves during this time period. Other classes of insurance, such as property and claims-made non-marine liability classes, historically have had shorter periods of time between occurrence of an insurable event, reporting of the claim to the Company and final settlement. The reserves with respect to such classes are less likely to be readjusted. As the Company increases its production in the other liability line of business, there may be changes in the level of loss reserves that the Company carries depending upon the ultimate payout pattern of these losses. Our professional liability class is written on a claims-made basis and other sources of new production are derived from liability classes written on an occurrence basis. Therefore, depending on the level on writings achieved in each of these classes, the overall level of loss reserves carried may vary at the end of any reporting period.


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

Off-Balance Sheet Arrangements

     None

Critical Accounting Policies

     Management considers certain accounting policies to be critical with respect to the understanding of the Company's financial statements. Such policies require significant management judgment and the resulting estimates have a material effect on reported results and will vary to the extent that future events affect such estimates and cause them to differ from the estimates provided currently. These critical accounting policies include unpaid losses and loss adjustment expenses, allowance for doubtful accounts, accounting for limited partnerships and trading portfolio, stock option expense and impairment of investments.

     Unpaid losses and loss adjustment expenses are based on individual case estimates for losses reported. A provision is also included, based on actuarial estimates utilizing historical trends in the frequency and severity of paid and reported claims, for losses incurred but not reported, salvage and subrogation recoveries and for loss adjustment expenses. Unpaid losses with respect to asbestos/environmental risks are difficult for management to estimate and require considerable judgment due to the uncertainty regarding the significant issues surrounding such claims. Unpaid losses and loss adjustment expenses amounted to $514.4 million and $518.9 million at June 30, 2004 and December 31, 2003, respectively. Unpaid losses and loss adjustment expenses, net of reinsurance amounted to $249.2 million and $242.3 million at June 30, 2004 and December 31, 2003, respectively. Management continually reviews and updates the estimates for unpaid losses, and any changes resulting therefrom are reflected in operating results currently. The potential for future adverse or favorable loss development is highly uncertain and subject to a variety of factors including, but not limited to, court decisions, legislative actions and inflation.

     The allowance for doubtful accounts is based on management's review of amounts due from insolvent or financially impaired companies. Allowances are estimated for both premium receivables and reinsurance receivables. Management continually reviews and updates such estimates for any changes in the financial status of companies. The allowance for doubtful accounts on both premiums and reinsurance receivables amounted to $12.6 million and $13.3 million at June 30, 2004 and December 31, 2003, respectively.

     Impairment of investments, included in realized investment gains or losses, results from declines in the fair value of investments which are considered by management to be other-than-temporary. Management reviews investments for impairment based upon specific criteria that include the duration and extent of declines in fair value of the security below its cost or amortized cost. The Company performs a qualitative and quantitative review of all securities in a loss position in order to determine if any impairment is considered to be other-than-temporary. With respect to fixed income investments, declines in fair value of less than 10% are normally considered to be temporary, unless the fixed income security has been downgraded more than two levels by a major rating agency. Additionally, the Company reviews those securities held for six months or more, with fair value declines of greater than 10% at the end of each reporting period. The Company also reviews all securities with any rating agency declines during the reporting period. The Company will record an impairment charge to earnings if the fair value decline is greater than 20%, if the fixed income security has been downgraded more than two levels by a major rating agency, or if the fair value decline is greater than 10% and the security has been downgraded one level by a major rating agency. This review includes considering the effect of rising interest rates and the Company's intent and ability to hold impaired securities in the foreseeable future to recoup any losses. Approximately $104,000 and $0 were charged to results from operations for the six months ended June 30, 2004 and 2003, respectively, resulting from fair value declines considered to be other-than-temporary. Gross unrealized gains and losses on fixed maturity investments amounted to approximately $1.2 million and $.9 million, respectively, at June 30, 2004. As of June 30, 2004, there were unrealized losses greater than one year from the date of purchase on fixed income securities amounting to $247,000.

     The Company utilizes the equity method of accounting to account for its limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership to net investment income in results of operations. Net investment income (loss) derived from investments in limited partnerships amounted to ($810,000) and $3.1 million for the six months ended June 30, 2004 and 2003, respectively. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk" with respect to market risks associated with investments in limited partnership hedge funds.

     The Company maintained a trading portfolio at June 30, 2004 consisting of collateralized debt obligations (CDOs), and US Treasury notes. These investments are marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of such securities are also recognized in net investment income. The Company recorded $5.5 million and $0.3 million in net trading portfolio income for the six months ended June 30, 2004 and 2003, respectively. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk" with respect to market risks associated with investments in CDOs.

     Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, ("SFAS 123"), prospectively to all employee awards granted, modified, or settled after January 1, 2003. Stock option expense amounted to $23,000 and $6,000 for the six months ended June 30, 2004 and 2003, respectively.


Item 3.           Quantitative and Qualitative Disclosures About Market Risk

     The investment portfolio has exposure to market risks, which include the effect on the portfolio of adverse changes in interest rates, credit quality, hedge fund values, and collateralized debt obligations (CDO) values. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Hedge fund risk includes the potential loss from the diminution in the value of the underlying investment of the hedge fund. CDO risk includes exposure to the private placement market including its lack of liquidity and volatility in changes in market prices. The only significant change to the Company's exposure to market risks during the six months ended June 30, 2004 as compared to those disclosed in the Company's financial statements for the year ended December 31, 2003 related to the level of investments in hedge funds. The investment in hedge funds amounted to $207.2 million and $105.4 million as of June 30, 2004 and December 31, 2003, respectively.

     Hedge fund investments are subject to various economic and market risks. The risks associated with hedge fund investments may be substantially greater than the risks associated with fixed income investments. Consequently, our hedge fund portfolio may be more volatile, and the risk of loss greater, than that associated with fixed income investments. As the Company invests a greater percentage of its investment portfolio in limited partnership hedge funds, there may also be a greater volatility associated with the Company's investment income. Each of the insurance company subsidiaries limits the amount of hedge fund investments to the greater of 30% of invested assets or 50% of policyholders' surplus. Except for certain minimum liquidity requirements, there is currently no restriction as to the level of hedge fund investments at the holding company as of June 30, 2004.

     The Company does seek to mitigate market risk associated with its investments in hedge funds by maintaining a diversified portfolio of hedge fund investments. Diversification is achieved through the use of many investment managers employing a variety of different investment strategies in determining the underlying characteristics of their hedge funds. The Company is dependent upon these managers to obtain market prices for the underlying investments of the hedge funds. Some of these investments may be difficult to value and actual values may differ from reported amounts. The hedge funds in which we invest usually impose limitations on the timing of withdrawals from the hedge funds (most are within 90 days), and may affect our liquidity. With respect to an investment in a limited partnership managed by a Mariner affiliated Company and consolidated in the Company's financial statements, the Company cannot withdraw funds for a minimum period of three years without the consent of the hedge fund manager.

Item 4.           Controls and Procedures

     As of the end of the period covered by this report, the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There have been no significant changes in our "internal control over financial reporting" (as defined in rule 13a-15(f) under the Securities and Exchange Act of 1934) that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.



PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

     The Company previously entered into reinsurance contracts with a reinsurer that is now in liquidation. On October 23, 2003, the Company was served with a Notice to Defend and a Complaint by the Insurance Commissioner of the Commonwealth of Pennsylvania, who is the liquidator of this reinsurer, alleging that approximately $3 million in reinsurance claims paid to the Company in 2000 and 2001 by the reinsurer are voidable preferences and are therefore subject to recovery by the liquidator. The proceeding was brought in the Commonwealth Court of Pennsylvania. The Company has filed Preliminary Objections to Plaintiff's Complaint, denying that the payments are voidable preferences and asserting affirmative defenses. On February 18, 2004, the Plaintiff filed Preliminary Objections to our Preliminary Objections and an Answer and Memorandum of Law in opposition to our Preliminary Objections. No trial date has been set for this matter, but we intend to defend ourselves vigorously in connection with this lawsuit. The Company believes it has strong defenses against these claims; however, there can be no assurance as to the outcome of this litigation.

Item 2. - Changes in Securities and Use of Proceeds

      On March 11, 2004, the Company issued $100,000,000 in 6.5% senior notes due March 15, 2014 and received proceeds of $98,763,000 net of underwriting discount but before other transaction expenses. The senior notes provide for semi-annual interest payments and are to be repaid in full on March 15, 2014. On July 1, 2004 the Company completed the exchange of registered 6.5% senior notes for the unregistered senior notes issued on March 11, 2004, as required by the registration rights agreement with the purchasers of the senior notes. The indenture relating to the senior notes provides that the Company and its restricted subsidiaries may not incur indebtedness unless the total indebtedness of the Company and its restricted subsidiaries, calculated on a pro forma basis after such issuance, would not exceed 50% of our total consolidated capitalization (defined as the aggregate amount of our shareholders' equity as shown on our most recent quarterly or annual consolidated balance sheet plus the aggregate amount of indebtedness of the Company and its restricted subsidiaries). The indenture also provides that the Company and its restricted subsidiaries will not pay dividends or make other payments or distributions on the Company's stock or the stock of any restricted subsidiary (excluding payments by any restricted subsidiary to the Company), purchase or redeem the Company's stock or make certain payments on subordinated indebtedness unless, after making any such payment, the total indebtedness of the Company and its restricted subsidiaries would not exceed 50% of our total consolidated capitalization (as defined above). In addition, the indenture contains certain other covenants that restrict our ability and our restricted subsidiaries' ability to, among other things, incur liens on any shares of capital stock or evidences of indebtedness issued by any of our restricted subsidiaries or issue or dispose of voting stock of any of our restricted subsidiaries. The Company intends to use the net proceeds from the sale of the senior notes for working capital and other general corporate purposes, and, potentially, for acquisitions. The Company has no agreement with respect to any acquisition, although we assess opportunities on an ongoing basis and from time to time have discussions with other companies about potential transactions.

Item 3. - Defaults Upon Senior Securities

           None

Item 4. - Submission of Matters to a Vote of Security Holders

       The Company held its 2004 annual meeting of shareholders on May 26, 2004. The following matters were voted upon by the Company's shareholders:


1)   Directors.  The following persons were elected as Directors of the Board of
     Directors,   each  to  hold  office  until  the  next  annual   meeting  of
     shareholders to be held in 2005.

                                       Total votes for     Total votes withheld
                                       each Director       for each Director
                                       -------------       -----------------
       John R. Anderson                9,177,907             213,879
       Glenn J. Angiolillo             9,252,061             139,725
       John T. Baily                   9,277,061             114,725
       David E. Hoffman                9,207,507             184,279
       William J. Michaelcheck         9,203,806             187,980
       William D. Shaw Jr.             9,203,806             187,980
       Robert G. Simses                9,098,782             293,004
       George R. Trumbull, III         7,690,484           1,701,302
       David W. Young                  9,178,607             213,179



2) Election of Independent Public Accountants. KPMG LLP were elected as the Company's independent public accountants for the fiscal year ending December 31, 2004 of the Company.


                     FOR              AGAINST                 ABSTAIN
                     ---              -------                 -------
                  9,351,720            39,966                   100


3) Long-Term Incentive Plan. The NYMAGIC, INC. 2004 Long-Term Incentive Plan was adopted and approved.

                  FOR                AGAINST        ABSTAIN     BROKER  NONVOTES
                  ---                -------        -------     ----------------
                  4,350,729          2,043,080      950,300      2,380,639


4) Employee Stock Purchase Plan. The NYMAGIC, INC. Employee Stock Purchase Plan was adopted and approved.


                  FOR                AGAINST        ABSTAIN     BROKER  NONVOTES
                  ---                -------        -------     ----------------

                  7,301,320          42,489         300         2,380,639


Item 5. - Other Information

           None

Item 6. - Exhibits and Reports on Form 8-K

     (a)    Exhibits

      10.1     Limited  Partnership  Agreement of Mariner  Tiptree (CDO) Fund I,
               L.P.

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

         None


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NYMAGIC, INC.
                                     -------------
                                     (Registrant)


Date:    August 9, 2004               /s/  George R. Trumbull, III
       ------------------            --------------------------------
                                           George R. Trumbull, III
                                           Chairman and Chief Executive Officer

Date:    August 9, 2004               /s/ Thomas J. Iacopelli
       ------------------            --------------------------------
                                          Thomas J. Iacopelli
                                          Chief Financial Officer