Form 10-Q
period 2004-09-30
NYMAGIC INC
filed 2004-11-09
CIK 847431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the Quarterly Period Ended     September 30, 2004
                              --------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the Transition Period From                 to
                              -----------------  -------------------------------

Commission file number                      1-11238
                      ----------------------------------------------------------

                                  NYMAGIC, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                         13-3534162
- --------------------------------------------------------------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)

                   919 Third Avenue, New York, New York 10022
- --------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (212) 551-0600
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes      X     No
   ------------  ----------

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes      X     No
   ------------  ----------


    On November 1, 2004 there were 9,739,098 shares of the registrant's common stock, $1.00 par value, outstanding.

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

                                  NYMAGIC, INC.
                                      INDEX
                                                                        Page No.
                                                                        --------
Part I.        Financial Information

      Item 1.  Financial Statements

      Consolidated Balance Sheets
         September 30, 2004 and December 31, 2003                             2

      Consolidated Statements of Income
         Nine months ended September 30, 2004 and                             3
         September 30, 2003

      Consolidated Statements of Income
         Three months ended September 30, 2004 and                            4
         September 30, 2003

      Consolidated Statements of Cash Flows                                   5
         Nine months ended September 30, 2004 and
         September 30, 2003

      Notes to Consolidated Financial Statements                              6

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            11

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk     21

      Item 4.  Controls and Procedures                                        22

Part II.       Other Information

      Item 1.  Legal Proceedings                                              23

      Item 2.  Changes in Securities and Use of Proceeds                      23

      Item 3.  Defaults Upon Senior Securities                                23

      Item 4.  Submission of Matters to a Vote of Security Holders            23

      Item 5.  Other Information                                              24

      Item 6.  Exhibits                                                       24

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

                                  NYMAGIC, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                  September 30,       December 31,
                                                                  -------------       ------------
                                                                       2004               2003
                                                                       ----               ----
                                                                  (unaudited)
                                              ASSETS
Investments:
 Fixed maturities:
    Available for sale at fair value
      (amortized cost $102,717,127 and $92,594,971).............. $ 104,068,747       $93,470,691
    Trading at fair value (cost $98,493,670 and $61,423,212).....    99,208,543        61,736,951
 Limited partnerships at equity
   (cost $173,397,560 and $96,250,000)...........................   170,627,694       105,434,419
 Short-term investments..........................................   188,396,525       257,059,675

Cash.............................................................    11,583,764         1,940,541
                                                                     ----------         ---------
        Total cash and investments...............................   573,885,273       519,642,277
                                                                    -----------       -----------
Accrued investment income........................................     3,026,148         2,099,641
Receivable for securities sold...................................    52,826,394               ---
Premiums and other receivables, net..............................    31,102,607        23,981,910
Reinsurance receivables on unpaid losses, net....................   263,534,653       276,618,865
Reinsurance receivables on paid losses, net......................     8,937,399         4,229,697
Deferred policy acquisition costs ...............................    12,242,364         8,245,600
Prepaid reinsurance premiums ....................................    17,293,853        20,906,056
Deferred income taxes ...........................................    11,414,156        11,772,721
Property, improvements and equipment, net .......................     4,365,534         3,937,603
Other assets.....................................................     6,052,635         3,690,715
                                                                      ---------         ---------
        Total assets.............................................  $984,681,016      $875,125,085
                                                                    ===========       ===========
                                            LIABILITIES
Unpaid losses and loss adjustment expenses.......................  $513,862,057      $518,929,558
Reserve for unearned premiums ...................................    73,898,250        61,821,283
Ceded reinsurance payable........................................    21,010,643        25,812,895
Notes payable ...................................................   100,000,000               ---
Dividends payable................................................       584,331           583,305
Payable for securities not yet settled...........................           ---         8,321,250
Other liabilities................................................    23,470,916        15,365,694
                                                                     ----------        ----------
        Total liabilities........................................   732,826,197       630,833,985
                                                                    ===========       ===========
                                       SHAREHOLDERS' EQUITY
Common stock.....................................................    15,293,740        15,279,390
Paid-in capital..................................................    35,861,282        35,476,566
Accumulated other comprehensive income ..........................       878,553           569,220
Retained earnings................................................   245,982,417       239,127,097
                                                                    -----------       -----------
                                                                    298,015,992       290,452,273
Treasury stock, at cost, 5,554,642 and 5,554,642 shares..........   (46,161,173)      (46,161,173)
                                                                    ------------      ------------
        Total shareholders' equity...............................   251,854,819       244,291,100
                                                                    -----------       -----------
        Total liabilities and shareholders' equity...............  $984,681,016      $875,125,085
                                                                    ===========       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                                             Nine months ended September 30,
                                                                             -------------------------------
                                                                                2004                2003
                                                                                ----                ----
Revenues:

Net premiums earned                                                        $83,586,985             $69,946,951
Net investment income                                                       12,827,337              15,324,212
Net realized investment gains                                                  619,517                 531,520
Commission and other income                                                  2,078,310               1,767,008
                                                                             ---------               ---------


         Total revenues                                                     99,112,149              87,569,691
                                                                            ----------              ----------

Expenses:

Net losses and loss adjustment expenses incurred                            47,801,453              40,274,744
Policy acquisition expenses                                                 17,385,504              13,436,684
General and administrative expenses                                         16,945,980              14,179,961
Interest expense                                                             3,684,073                  25,652
                                                                             ---------                  ------


         Total expenses                                                     85,817,010              67,917,041
                                                                            ----------              ----------

Income before income taxes                                                  13,295,139              19,652,650
                                                                            ----------              ----------
Income taxes:
     Current                                                                 4,495,672               5,849,966
     Deferred                                                                  192,001                 994,576
                                                                               -------                 -------
         Total income tax expense                                            4,687,673               6,844,542
                                                                             ---------               ---------

     Net income                                                            $ 8,607,466            $ 12,808,108
                                                                           ===========            ============

Weighted average shares of common stock outstanding-basic                    9,731,336               9,661,692

     Basic earnings per share                                              $       .88            $       1.33
                                                                           ===========            ============

Weighted average shares of common stock outstanding-diluted                  9,924,901               9,788,880

     Diluted earnings per share                                            $       .87            $       1.31
                                                                           ===========            ============


     Dividends declared per share                                          $       .18            $        .18
                                                                           ===========            ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                                             Three months ended September 30,
                                                                             --------------------------------
                                                                                2004                2003
                                                                                ----                ----

Revenues:

Net premiums earned                                                        $29,168,343             $21,393,649
Net investment income                                                        5,429,304               9,835,425
Net realized investment gains                                                  620,883                 554,333
Commission and other income                                                    131,113                  12,289
                                                                               -------                  ------

         Total revenues                                                     35,349,643              31,795,696
                                                                            ----------              ----------

Expenses:

Net losses and loss adjustment expenses incurred                            14,475,153              12,752,793
Policy acquisition expenses                                                  5,840,288               3,766,965
General and administrative expenses                                          5,638,581               4,639,691
Interest expense                                                             1,671,459                     ---
                                                                             ---------             -----------

         Total expenses                                                     27,625,481              21,159,449
                                                                            ----------              ----------

Income  before income taxes                                                  7,724,162              10,636,247
                                                                             ---------              ----------
Income taxes:
     Current                                                                 3,449,963               3,305,318
     Deferred                                                                 (706,641)                409,777
                                                                              ---------                -------
         Total income tax expense                                            2,743,322               3,715,095
                                                                             ---------               ---------

     Net income                                                            $ 4,980,840             $ 6,921,152
                                                                           ===========             ===========

Weighted average shares of common stock outstanding-basic                    9,738,851               9,706,498

     Basic earnings per share                                              $       .51             $       .71
                                                                           ===========             ===========

Weighted average shares of common stock outstanding-diluted                  9,885,043               9,873,245

     Diluted earnings  per share                                           $       .50             $       .70
                                                                           ===========             ===========


     Dividends declared per share                                          $       .06             $       .06
                                                                           ===========             ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                               Nine months ended September 30,
                                                                               -------------------------------
                                                                               2004                   2003
                                                                               ----                   ----
Cash flows from operating activities:
     Net income                                                            $ 8,607,466            $ 12,808,108
                                                                           -----------            ------------
     Adjustments to reconcile net income to net cash
         used in operating activities:
     Provision for deferred income taxes                                       192,001                 994,576
     Net realized investment gains                                            (619,517)               (531,520)
     Equity in earnings of limited partnerships                               (701,471)             (4,901,198)
     Net bond amortization                                                     894,291                 425,165
     Depreciation and other, net                                               478,808                 302,075
     Changes in:
     Premiums and other receivables                                         (7,120,697)             17,642,619
     Reinsurance receivables, paid and unpaid, net                           8,376,510              39,479,171
     Ceded reinsurance payable                                              (4,802,252)              1,943,634
     Accrued investment income                                                (926,507)             (1,929,340)
     Deferred policy acquisition costs                                      (3,996,764)                146,214
     Prepaid reinsurance premiums                                            3,612,203              (6,684,668)
     Other assets, net                                                         (67,348)                739,752
     Unpaid losses and loss adjustment expenses                             (5,067,501)              8,303,537
     Reserve for unearned premiums                                          12,076,967               5,896,287
     Other liabilities                                                       8,105,222              (2,180,192)
     Trading portfolio activities                                          (37,471,592)           (115,893,055)
                                                                           ------------           -------------
         Total adjustments                                                 (27,037,647)            (56,246,943)
                                                                           ------------            ------------
Net cash used in operating activities                                      (18,430,181)            (43,438,835)
                                                                           ------------             -----------

Cash flows from investing activities:
     Fixed maturities, available for sale, acquired                        (65,990,340)           (126,201,135)
     Limited partnerships acquired                                        (137,700,000)            (53,750,000)
     Fixed maturities, available for sale, sold                             55,589,191              59,610,423
     Fixed maturities matured                                                     ----               2,810,000
     Equity securities sold                                                       ----               4,658,759
     Limited partnerships sold                                              73,208,197              13,975,249
     Net sale of short-term investments                                     68,667,366             198,993,281
     Receivable for securities not yet settled                             (52,826,394)            (52,454,281)
     Payable for securities not yet settled                                 (8,321,250)                   ----
     Acquisition of property, improvements and equipment, net                 (906,740)            (2,503,420)
                                                                           ------------            -----------
Net cash (used in) provided by investing activities                        (68,279,970)             45,138,876
                                                                           ------------             ----------
Cash flows from financing activities:
     Proceeds from stock issuance and other                                    399,066               1,726,544
     Cash dividends paid to shareholders                                    (1,751,120)             (1,164,780)
     Net sale of treasury stock                                                   ----               6,192,281
     Proceeds from borrowings                                               97,705,428                   -----
     Loan principal repayments                                                    ----              (6,219,953)
                                                                           -----------              -----------
Net cash provided by financing activities                                   96,353,374                 534,092
                                                                            ----------               ---------
Net increase in cash                                                         9,643,223               2,234,133
Cash at beginning of period                                                  1,940,541                 980,109
                                                                            ----------             -----------
Cash at end of period                                                  $    11,583,764             $ 3,214,242
                                                                       ===============             ===========
Supplemental disclosures:
Interest paid                                                            $   3,322,222             $    25,652
Federal income tax paid                                                  $   4,161,220             $ 2,248,652




  The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                   Notes to Consolidated Financial Statements
                           September 30, 2004 and 2003

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

    The financial information by segment is as follows:



                                                    Nine Months Ended September 30,
                                        ------------------------------------------------------
                                                   2004                         2003
                                        ------------------------------------------------------
                                                            (in thousands)

                                                      Income                       Income
                                        Revenues      (Loss)         Revenues      (Loss)
                                        ------------------------------------------------------
        Ocean marine                      $56,779       $7,029       $52,912      $14,799
        Inland marine/fire                  3,680        1,539         2,942          570
        Other liability                    23,377          261        11,512         (666)
        Runoff operations (Aircraft)           69        9,889         2,688        1,639
        --------------------------------------------------------------------------------------
                      Subtotal             83,905       18,718        70,054       16,342

        Net investment income              12,827       12,827        15,324       15,324
        Net realized investment gains         620          620           532          532
        Other income                        1,760        1,760         1,660        1,660
        General and administrative expenses   ---      (16,946)          ---      (14,179)
        Interest expense                      ---       (3,684)          ---          (26)
        Income tax expense                    ---       (4,688)          ---       (6,845)
        --------------------------------------------------------------------------------------

               Total                      $99,112       $8,607       $87,570      $12,808
               -------------------------------------------------------------------------------

                                  NYMAGIC, INC.
                   Notes to Consolidated Financial Statements
                           September 30, 2004 and 2003


                                                    Three Months Ended September 30,
                                        ------------------------------------------------------
                                                   2004                         2003
                                        ------------------------------------------------------
                                                            (in thousands)

                                                      Income                       Income
                                        Revenues      (Loss)         Revenues      (Loss)
                                        ------------------------------------------------------
        Ocean marine                      $18,266      $(1,682)      $15,455       $3,918
        Inland marine/fire                  1,355        1,018         1,077          463
        Other liability                     9,625          518         3,838         (409)
        Runoff operations (Aircraft)           37        9,114         1,026          904
        --------------------------------------------------------------------------------------
                      Subtotal             29,283        8,968        21,396        4,876

        Net investment income               5,429        5,429         9,835        9,835
        Net realized investment gains         621          621           554          554
        Other income                           16           16            11           11
        General and administrative expenses   ---       (5,639)          ---       (4,640)
        Interest expense                      ---       (1,671)          ---          ---
        Income tax expense                    ---       (2,743)          ---       (3,715)
        --------------------------------------------------------------------------------------

               Total                      $35,349       $4,981       $31,796       $6,921
               -------------------------------------------------------------------------------



3)  The Company's comparative comprehensive income is as follows:


                                                                Nine months ended             Three months ended
                                                                  September 30,                  September 30,
                                                              -------------------------------------------------------
                                                                   2004        2003            2004         2003
                                                                   ----        ----            ----         ----
                                                                                     (in thousands)
     Net income                                                  $8,607      $12,808          $4,981        $6,921
     Other comprehensive income, net of tax:
        Unrealized gains on securities, net of
           deferred tax expenses of
           $(383), $(259), $(582) and $(196)                        712          481           1,082           364
       Less: reclassification adjustment for
           gains realized in net income, net of
           deferred tax expenses of
           $(217), $(186), $(217) and $(194)                        403          345             404           360
                                                                    ---          ---             ---           ---

        Other comprehensive income                                  309          136             678             4
                                                                    ---          ---             ---             -


     Total comprehensive income                                  $8,916      $12,944          $5,659        $6,925
                                                                  =====       ======           =====         =====

                                  NYMAGIC, INC.
                   Notes to Consolidated Financial Statements
                           September 30, 2004 and 2003


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

        The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

                                              Nine months ended September 30,   Three months ended September 30,
                                              ------------------------------------------------------------------
                                                  2004              2003                   2004             2003
                                                 -----              ----                   ----             ----
                                                               (in thousands except per share data)
Net income, as reported                            $8,607           $12,808              $4,981           $6,921
Add: Stock based employee
   compensation expense included in
   reported net income, net of related
   tax effects                                         23                14                   8               10
Deduct: Total stock-based employee
   compensation expense determined
   under the fair value based method for all
   awards, net of related tax effects                (259)             (268)                (86)             (89)
                                                     -----             -----               -----            -----

Pro forma net income                               $8,371           $12,554              $4,903           $6,842
                                                    =====            ======               =====            =====


Earnings per share:

Basic EPS - as reported                              $.88             $1.33                $.51             $.71
Basic EPS - pro forma                                $.86             $1.30                $.50             $.70

Diluted EPS - as reported                            $.87             $1.31                $.50             $.70
Diluted EPS - pro forma                              $.84             $1.28                $.50             $.69



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

                                  NYMAGIC, INC.
                   Notes to Consolidated Financial Statements
                           September 30, 2004 and 2003


        The ESPP will allow eligible employees of the Company and its designated affiliates to purchase, through payroll deductions, shares of common stock of the Company. The ESPP is designed to retain and motivate the employees of the Company and its designated affiliates by encouraging them to acquire ownership in the Company on a tax-favored basis. The price per common share sold under the ESPP will be 85% (or more if the Board of Directors or the Committee so provides) of the closing price of the Company's shares on the New York Stock Exchange on the day the Common Stock is offered. The Company has reserved 50,000 shares for issuance under the ESPP. There were no shares issued under the ESPP as of September 30, 2004.

5) In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 ("FIN 46"), which requires an enterprise to assess whether consolidation of an entity is appropriate based upon its interests in a variable interest entity ("VIE"). A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the VIEs expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both.

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

        In March 2004, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." This consensus provided recognition and measurement guidance for determining when an investment is other-than-temporarily impaired, specifically, when the investor has the ability and intent to hold an investment until recovery. This guidance was effective for reporting periods beginning after June 15, 2004. In September 2004, the guidance contained within some of the paragraphs in EITF 03-1 were delayed by FSP EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," until new guidance is issued. Gross unrealized gains and losses on fixed maturity investments available for sale amounted to approximately $1.7 million and $.4 million, respectively, at September 30, 2004. As of September 30, 2004, there were unrealized losses greater than one year from the date of purchase on fixed income securities available for sale amounting to $184,000. The Company does not believe the adoption of this guidance will have a material impact on its results or financial condition.

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

7) The Company previously entered into reinsurance contracts with a reinsurer that is now in liquidation. On October 23, 2003, the Company was served with a Notice to Defend and a Complaint by the Insurance Commissioner of the Commonwealth of Pennsylvania, who is the liquidator of this reinsurer, alleging that approximately $3 million in reinsurance claims paid to the Company in 2000 and 2001 by the reinsurer are voidable preferences and are therefore subject to recovery by the liquidator. The proceeding was brought in the Commonwealth Court of Pennsylvania. The Company has filed Preliminary Objections to Plaintiff's Complaint, denying that the payments are voidable preferences and asserting affirmative defenses. On February 18, 2004, the Plaintiff filed Preliminary Objections to our Preliminary Objections and an Answer and Memorandum of Law in opposition to our Preliminary Objections. No trial date has been set for this matter, but we intend to defend ourselves vigorously in connection with this lawsuit and believe we have strong defenses against these claims. While there can be no assurance as to the ultimate outcome of this litigation, management believes the ultimate resolution of this litigation is not expected to materially impact the Company's financial position.

8) The Company's investments are monitored by management and the Finance Committee of the Board of Directors. The Company entered into an investment management agreement with Mariner Partners, Inc. ("Mariner") effective October 1, 2002 that was amended and restated on December 6, 2002. Under the terms of the agreement, Mariner manages the Company's investment portfolios. Fees paid to Mariner are based on a percentage of the investment portfolio as follows: .20% of liquid assets, .30% of fixed maturity investments and 1.25% of hedge fund (limited partnership) investments. William J. Michaelcheck, a Director of the Company, is Chairman, Chief Executive Officer and owns a majority of the stock of Mariner. George R. Trumbull, Chairman, Chief Executive Officer and a Director of the Company, and William D. Shaw, Jr., Vice Chairman and a Director of the Company, are also shareholders of Mariner, and A. George Kallop, Executive Vice President and Chief Operating Officer is a consultant to Mariner. We incurred Mariner investment expenses of $2.4 million and $1.2 million pursuant to this agreement for the nine months ended September 30, 2004 and 2003, respectively.

    In 2003, the Company entered into a limited partnership hedge fund agreement with a Mariner affiliated company. In 2003, the Company made an investment of $11.0 million, representing a 100% interest, into this limited partnership hedge fund, which is consolidated in the financial statements. An additional investment of $650,000 was made as of September 30, 2004. This hedge fund invests in collateralized debt obligations. The Company cannot withdraw funds from this limited partnership for a minimum period of three years without the consent of the hedge fund manager.

    Under the provisions of the limited partnership hedge fund agreement with the Mariner affiliated company, it is also entitled to 50% of the net profit realized upon the sale of certain collateralized debt obligations held by the Company. We incurred investment expenses of $0.7 million and $1.8 million pursuant to these agreements for the nine months ended September 30, 2004 and 2003, respectively.


    Investment income, net of investment fees, from each major category of investments is as follows:


                                                    Nine months ended September 30,   Three month ended September 30,
                                                    -------------------------------   -------------------------------
                                                          2004             2003           2004           2003
                                                          ----             ----           ----           ----
                                                                     (in millions)
Fixed maturities, available for sale.................  $   3.2           $  2.1         $  1.2         $  1.1
Fixed maturities, trading securities.................     10.4              9.9            4.2            9.6
Short-term investments...............................      1.7              1.5            0.6            ---
Equity in earnings of limited partnerships...........      0.7              4.9            0.5            1.4
                                                        -----------------------------------------------------
         Total investment income.....................     16.0             18.4            6.5           12.1
Investment expenses..................................     (3.2)            (3.1)          (1.1)          (2.3)
                                                        -----------------------------------------------------
Net investment income................................  $  12.8           $ 15.3         $  5.4         $  9.8
                                                        =====================================================


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


Results of Operations


     Net income for the third quarter ended September 30, 2004 totaled $5.0 million, or $.50 per diluted share, compared with net income of $6.9 million, or $.70 per diluted share, for the third quarter of 2003. The decrease in net income for the third quarter of 2004 was primarily attributable to a decline in net investment income and an increase in interest expense arising from the Company's issuance of $100 million of 6.5% senior notes on March 11, 2004. The third quarter of 2004 reflected an after-tax benefit of $5.4 million, or $.55 per diluted share, from a reduction in loss reserves in the aircraft line relating to the events occurring on September 11, 2001. After-tax losses of $2.1 million, or $.21 per share, from Hurricane Ivan were also recorded in the third quarter of 2004.


    Net income for the nine months ended September 30, 2004 totaled $8.6 million, or $.87 per diluted share, compared with $12.8 million, or $1.31 per diluted share, for the nine months ended September 30, 2003. The decline in net income for the nine months ended September 30, 2004 is primarily attributable to a decline in investment income derived from limited partnership hedge funds, a slightly higher combined ratio, and an increase in interest expense.

    Net realized investment gains after taxes in the third quarter of 2004 were $404,000, or $.04 per diluted share, compared with $360,000, or $.04 per diluted share, for the same period in 2003. Net realized investment gains after taxes for the nine months ended September 30, 2004 were $403,000, or $.04 per diluted share, compared with $345,000, or $.04 per diluted share, for the same period in 2003.

    Shareholders' equity increased to $251.9 million as of September 30, 2004 compared to $244.3 million as of December 31, 2003. The increase was primarily attributable to net income partially offset by dividends declared.

    The Company's gross premiums written, net premiums written and net premiums earned increased by 31%, 44% and 20%, respectively, for the nine months ended September 30, 2004, when compared to the same period of 2003. The Company's gross premiums written, net premiums written and net premiums earned increased by 47%, 58% and 36%, respectively, for the three months ended September 30, 2004, when compared to the same period of 2003.




NYMAGIC Gross Premiums Written
    by Segment                  Nine months ended September 30,                   Three months ended September 30,
    ----------                  ----------------------------------------------------------------------------------
                                 2004            2003     Change                   2004          2003      Change
                                --------------------------------------------------------------------------------
                                                             (Dollars in thousands)
Ocean marine .............     $80,276          $68,792      17%                $24,463       $20,084         22%
Inland marine/fire........      11,469           10,392      10%                  4,368         3,204         36%
Other liability...........      36,676           15,795     132%                 17,805         7,831        127%
                                ---------------------------------------------------------------------------------
Subtotal..................     128,421           94,979      35%                 46,636        31,119         50%
Runoff lines (Aircraft)...         350            3,441     (90%)                    95           732        (87%)
                               -----------------------------------------------------------------------------------
Total.....................    $128,771          $98,420      31%                $46,731       $31,851         47%
                                 ================================================================================


NYMAGIC Net Premiums Written
    by Segment                  Nine months ended September 30,                   Three months ended September 30,
    ----------                  ----------------------------------------------------------------------------------
                                 2004            2003     Change                   2004          2003      Change
                                --------------------------------------------------------------------------------
                                                            (Dollars in thousands)
Ocean marine .............     $64,153          $49,431      30%                $18,358       $13,753         33%
Inland marine/fire........       3,677            2,971      24%                  1,375           848         62%
Other liability...........      31,437           14,145     122%                 15,606         6,827        129%
                                ---------------------------------------------------------------------------------
Subtotal                        99,267           66,547      49%                 35,339        21,428         65%
Runoff lines (Aircraft)...           9            2,612    (100%)                    18         1,007        (98%)
                                ----------------------------------------------------------------------------------
Total.....................     $99,276          $69,159      44%                $35,357       $22,435         58%
                                ================================================================================


NYMAGIC Net Premiums Earned
    by Segment                  Nine months ended September 30,                   Three months ended September 30,
- ------------------              ----------------------------------------------------------------------------------
                                 2004            2003     Change                   2004          2003      Change
                                --------------------------------------------------------------------------------
                                                            (Dollars in thousands)
Ocean marine .............     $56,534          $52,732       7%                $18,151        15,454         17%
Inland marine/fire........       3,680            2,942      25%                  1,355         1,077         26%
Other liability...........      23,376           11,512     103%                  9,624         3,837        151%
                                ---------------------------------------------------------------------------------
Subtotal                        83,590            67,186     24%                 29,130        20,368         43%
Run-off lines (Aircraft)..          (3)            2,761     NM                      38         1,026        (96%)
                                ----------------------------------------------------------------------------------
Total.....................     $83,587          $69,947      20%                $29,168       $21,394         36%
                                ==================================================================================

    Premiums for each segment are as follows:



    o Ocean marine gross premiums written, net premiums written and net premiums earned grew by 17%, 30% and 7%, respectively, during the first nine months of 2004 when compared to the same period of the prior year. Current year premiums reflect an increase in cargo premium production as a result of our agreement with Southern Marine & Aviation, a leading provider of insurance for bulk petroleum cargo shipments, which commenced underwriting in the fourth quarter of 2003. Gross premiums in 2004 also reflect a leveling to slight decline in premium rates across all classes with the largest rate decreases occurring in the drill rig class. The leveling of premium rates follows a few years of rate increases. Net premiums written reflect higher net retentions per loss as a result of increasing the Company's net loss retention to a maximum of $4 million for any one risk or any one occurrence effective on policies incepting on or after January 1, 2004 compared with $2 million for any one risk or any one occurrence effective on policies incepting on or after January 1, 2003.

        Ocean marine gross premiums written, net premiums written and net premiums earned grew by 22%, 33% and 17%, respectively, during the third quarter of 2004 when compared to the same period of the prior year. The current quarter reflects an increase in cargo premium production from Southern Marine & Aviation, reduced ceded premiums written due to increases in net loss retention and flat to declining rates on premium renewals. Partially offsetting the reduction in ceded written premiums in the third quarter of 2004 were $1.5 million in reinsurance reinstatement costs incurred as a result of Hurricane Ivan. There were no reinsurance reinstatement costs incurred in the third quarter of 2003.

    o Inland marine/fire gross premiums written, net premiums written and net premiums earned increased by 10%, 24% and 25%, respectively, for the nine months ended September 30, 2004 when compared to the same period of 2003. The increases in premium writings reflect additional production from policies covering inland marine, fire, or motor truck cargo and new production sources in the surety class. Gross premiums written in 2004 reflect mildly lower market rates. Net premiums written in 2004 reflect slightly higher retention levels. The increase in net premiums earned reflected the earnings of premium increases achieved toward the end of 2003 from an underwriting program insuring excess and surplus lines property risks.

        Inland marine/fire gross premiums written, net premiums written and net premiums earned grew by 36%, 62% and 26%, respectively, during the third quarter of 2004 when compared to the same period of the prior year. The increases in premiums writings reflect additional production from policies covering inland marine, fire, or motor truck cargo and new production sources in the surety class. Net premiums written in 2004 reflect slightly higher retention levels in existing classes and higher net retentions from the surety class. Contributing to net premiums earned for the third quarter of 2004 were the earnings of premium increases achieved toward the end of 2003 from an underwriting program insuring excess and surplus lines property risks.

    o Other liability gross premiums written rose by 132% for the nine months ended September 30, 2004 when compared to the same period in 2003, primarily due to premium volume increases from existing classes and new classes of business. The growth in gross premiums written from existing classes of business was derived from the professional liability class, which rose from $3.8 million in 2003 to $12.8 million in 2004. Volume increases from new classes of business in 2004 include gross premiums written of $6.0 million in excess workers compensation. Premium rates in the professional liability class are flat in 2004; however, premium rates in some of the Company's other casualty classes have decreased by as much as 15% in 2004 when compared to the same period in 2003. The leveling of premium rates follows a few years of significant rate increases. Net premiums written and net premiums earned grew by 122% and 103% for the nine months ended September 30, 2004, respectively, when compared to the same period in 2003 primarily due to growth in premium volume. Net premiums written increased in 2004 to a lesser extent than the increase in gross premiums written for the same period as a result of additional quota share and excess of loss reinsurance on the new classes of business written.


        Other liability gross premiums written, net premiums written and net premiums earned grew by 127%, 129% and 151%, respectively, during the third quarter of 2004 when compared to the same period of the prior year. Contributing to gross premiums written were volume increases from existing classes and new classes of business. The growth in gross premiums written from existing classes of business during the third quarter of 2004 were derived from the professional liability class, which rose from $.7 million in 2003 to $7.4 million in 2004. Volume increases from new classes of business in 2004 include gross premiums written of $1.3 million in excess workers compensation. Net premiums written increased in 2004 to a lesser extent than the increase in gross premiums written for the same period as a result of additional quota share and excess of loss reinsurance on the new classes of business written.


    o Runoff lines (Aircraft) premiums have decreased substantially in 2004 as a result of the Company having ceased writing new aircraft policies subsequent to March 31, 2002.


    Net losses and loss adjustment expenses incurred as a percentage of net premiums earned (the loss ratio) were 49.6% for the three months ended September 30, 2004 as compared to 59.6% for the same period of 2003. For the nine months ended September 30, 2004, the loss ratio was 57.2% compared to 57.6% for the same period of the prior year. Contributing to the lower loss ratio for the third quarter and nine months ended September 30, 2004 was a reduction in net loss reserves of $8.3 million in the aircraft line relating to the events occurring on September 11, 2001. Specifically, the loss reserves relating to the terrorist attacks of September 11, 2001 on the Pentagon and the hijacked airliner that crashed in Pennsylvania were reduced as a result of lower than expected losses. The Company has not changed its loss reserves with respect to losses sustained on the World Trade Center. Offsetting this benefit were net catastrophe losses arising from Hurricane Ivan that increased losses incurred by $1.7 million and reduced premiums earned by $1.5 million due to reinsurance reinstatement costs as well as a few large current accident year losses occurring in the ocean marine line of business. There were no catastrophe losses reported in the prior year's third quarter. The inland marine/fire loss ratios for the third quarter and nine months ended September 30, 2004 were lower than the same periods in 2003, reflecting a lower frequency of claims and favorable loss development. The other liability loss ratio also improved in 2004 when compared to the ratio in 2003 primarily due to the growth in professional liability writings.

    Policy acquisition costs as a percentage of net premiums earned (the acquisition cost ratio) for the three months ended September 30, 2004 were 20.0% as compared with 17.6% for the same period of the prior year. The same ratio was 20.8% for the nine months ended September 30, 2004 as compared with 19.2% for the same period in 2003. The acquisition cost ratio for the three and nine months ended September 30, 2004 reflects an increase in the ocean marine ratio as a result of higher acquisition costs associated with new sources of cargo premium production. Partially offsetting this increase were lower commission rates on existing business and the favorable impact of lower excess of loss reinsurance costs on the overall ratio. In addition, 2004 reflects lower acquisition costs from new production sources in the other liability line. However, premiums earned in the nine months ended September 30, 2003 reflected larger amounts of aircraft premiums, which generally have a lower acquisition cost ratio than other lines of business.

    General and administrative expenses as a percentage of net premiums earned for the three months ended September 30, 2004 were 19.3% as compared with 21.7% for the same period of 2003. General and administrative expenses as a percentage of net premiums earned for the nine months ended September 30, 2004 and 2003 were each at 20.3%. The decreased percentage in the third quarter of 2004 reflects a greater increase in the growth of premiums from the Company's business operations when compared to increases in employee related expenses.

    The Company's combined ratio (the loss ratio, the acquisition cost ratio and general and administrative expenses divided by premiums earned) was 89.0% for the three months ended September 30, 2004 as compared with 98.9% for the same period of 2003. The Company's combined ratio was 98.3% for the nine months ended September 30, 2004 as compared with 97.1% for the same period of 2003.

    Interest expense increased to $1.7 million for the three months ended September 30, 2004 as compared to $0 for the same period of 2003. Interest expense increased to $3.7 million for the nine months ended September 30, 2004 as compared to $26,000 for the same period of 2003. The increase in interest expense in 2004 is due to the Company's issuance of $100 million of 6.5% senior notes on March 11, 2004.

    Net investment income for the three months ended September 30, 2004 decreased by 45% to $5.4 million from $9.8 million in the same period of 2003. Although the Company maintained a larger invested asset base in 2004 than it did in 2003 as a result of favorable cash flow from operations and the proceeds received from the $100 million of 6.5% senior notes issued on March 11, 2004, net investment income decreased reflecting lower income derived from trading portfolio activities as well as from limited partnerships. The equity method of accounting is used to account for the Company's limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership hedge fund to net investment income in results of operations. Trading portfolio investments are marked to market with the change recognized in net investment income during the current period As the Company invests a greater percentage of its investment portfolio in limited partnership hedge funds and trading securities, there may also be a greater volatility associated with the Company's investment income.

    Net investment income for the nine months ended September 30, 2004 decreased by 16% to $12.8 million from $15.3 million in the same period of the prior year. Although the Company maintained a larger invested asset base in 2004 than it did in 2003 as a result of favorable cash flow from operations and the proceeds received from the $100 million of 6.5% senior notes issued on March 11, 2004, net investment income decreased reflecting declines in income from limited partnerships. As of September 30, 2004 investments in limited partnerships and the fixed maturities-trading portfolio amounted to approximately $170.6 million and $99.2 million, respectively, as compared to $83.1 million and $118.8 million as of September 30, 2003, respectively.

    Investment income, net of investment fees, from each major category of investments is as follows:


                                               Three months ended September 30,    Nine month ended September 30,
                                               --------------------------------    ------------------------------
                                                       2004             2003           2004            2003
                                                       ----             ----           ----            ----
                                                                          (in millions)
Fixed maturities, available for sale................ $   1.2           $  1.1         $  3.2         $   2.1
Fixed maturities, trading securities................     4.2              9.6           10.4             9.9
Short-term investments..............................     0.6               --            1.7             1.5
Equity in earnings of limited partnerships..........     0.5              1.4            0.7             4.9
                                                      ------------------------------------------------------
         Total investment income....................     6.5             12.1           16.0            18.4
Investment expenses.................................   (1.1)            (2.3)          (3.2)           (3.1)
                                                      ------------------------------------------------------
         Net investment income......................    $5.4          $   9.8         $ 12.8          $ 15.3
                                                         ===================================================


    Commission and other income increased to $131,000 for the three months ended September 30, 2004 from $12,000 for the same period in the prior year. Commission and other income increased to $2.1 million for the nine months ended September 30, 2004 from $1.8 million for the same period in the prior year primarily as a result of other income received from litigation and arbitration settlements.

    Net realized investment gains were $621,000 for the third quarter ended September 30, 2004 as compared to $554,000 for the same period of 2003. Net realized investment gains were $620,000 for the nine months ended September 30, 2004 as compared to $532,000 for the same period of the prior year. The sale of fixed maturities led to realized investment gains in the current and prior year. Write-downs from other-than-temporary declines in the fair value of securities amounted to $104,000 and $0 for the nine months ended September 30, 2004 and 2003, respectively.

    Total income tax expense as a percentage of income before taxes for the nine months ended September 30, 2004 was 35.3% as compared to 34.8% for the same period of 2003. Total income tax expense decreased by 32% for the nine months ended September 30, 2004 when compared to the same period of 2003. The decrease was comparable to the decrease in income before taxes for the same period.



Liquidity and Capital Resources

    Cash, total investments and receivable for securities sold collectively increased to $626.7 million at September 30, 2004 from $519.6 million at December 31, 2003, principally as a result of the receipt of net proceeds from the issuance of $100 million of 6.5% senior notes.

    On March 11, 2004, the Company issued $100,000,000 in 6.5% senior notes due March 15, 2014 and received proceeds of $98,763,000 net of underwriting discount, but before other transaction expenses. The senior notes provide for semi-annual interest payments and are to be repaid in full on March 15, 2014. On July 1, 2004 the Company completed the exchange of registered 6.5% senior notes for the unregistered senior notes issued on March 11, 2004, as required by the registration rights agreement with the purchaser of the senior notes. The indenture relating to the senior notes provides that the Company and its restricted subsidiaries may not incur indebtedness unless the total indebtedness of the Company and its restricted subsidiaries, calculated on a pro forma basis after such issuance, would not exceed 50% of our total consolidated capitalization (defined as the aggregate amount of our shareholders' equity as shown on our most recent quarterly or annual consolidated balance sheet plus the aggregate amount of indebtedness of the Company and its restricted subsidiaries). The indenture also provides that the Company and its restricted subsidiaries will not pay dividends or make other payments or distributions on the Company's stock or the stock of any restricted subsidiary (excluding payments by any restricted subsidiary to the Company), purchase or redeem the Company's stock or make certain payments on subordinated indebtedness unless, after making any such payment, the total indebtedness of the Company and its restricted subsidiaries would not exceed 50% of our total consolidated capitalization (as defined above). In addition, the indenture contains certain other covenants that restrict our ability and our restricted subsidiaries' ability to, among other things, incur liens on any shares of capital stock or evidences of indebtedness issued by any of our restricted subsidiaries or issue or dispose of voting stock of any of our restricted subsidiaries. The Company intends to use the net proceeds from the sale of the senior notes for working capital and other general corporate purposes, and, potentially, for acquisitions. The Company has no agreement with respect to any acquisition, although we assess opportunities on an ongoing basis and from time to time have discussions with other companies about potential transactions.

    Cash flows used in operating activities were $18.4 million for the nine months ended September 30, 2004 as compared to $43.4 million for the same period in 2003. Any increases in the Company's trading portfolio are considered uses of cash flows from operations. Accordingly, the cash flows for the nine months ended September 30, 2004 and 2003 reflect uses of $37.5 million and $115.9 million, respectively, for trading portfolio activities. As the Company's trading portfolio balance may fluctuate significantly from period to period, cash flows from operating activities may also be significantly impacted by such trading activities.

    Cash flows used in investing activities were $68.3 million for the nine months ended September 30, 2004 as compared with cash flows provided by investing activities of $45.1 million for the same period in 2003. Each period reflected additional net purchases of limited partnerships and fixed maturities available for sale; however, these amounts were offset by reductions in short term investments. Contributing to the use of cash flows in 2004 and 2003 were $61.1 million and $52.4 million relating to securities purchased/sold but not yet settled.

    On February 26, 2004, the Company declared a dividend of six (6) cents per share to shareholders of record on March 31, 2004, payable on April 6, 2004. On May 26, 2004, the Company declared a dividend of six (6) cents per share to shareholders of record on June 30, 2004, payable on July 6, 2004. On September 15, 2004, the Company declared a dividend of six (6) cents per share to shareholders of record on September 30, 2004, payable on October 6, 2004.

     The Company's domestic insurance company subsidiaries are limited by statute in the amount of dividends that may be declared or paid during a year. The limitation restricts dividends paid or declared to the lower of 10% of policyholders' surplus or 100% of adjusted net investment income as defined under New York Insurance Law. In connection with the application for approval of acquisition of control of NYMAGIC, INC., filed by Mariner Partners, Inc. ("Mariner") and William J. Michaelcheck with the New York State Insurance Department (the "Department") pursuant to Section 1506 of the New York Insurance Law, New York Marine and Gotham agreed for a period of two years from July 31, 2002, the date of the acquisition of such control, not to pay any dividends without the consent of the Department. The obligation to obtain such consent expired in July 2004. The limitations on dividends from the insurance company subsidiaries did not have a material impact on the Company's ability to meet current cash obligations as cash flow provided by operating activities assisted the Company in providing adequate funds to meet our short term liquidity requirements.

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

    There were no repurchases of common stock made during the first nine months of 2004.

    Ceded reinsurance payable decreased to $21.0 million at September 30, 2004 from $25.8 million at December 31, 2003 as a result of decreases in ceded premiums written and the timing of reinsurance payments.

    Other assets increased to $6.1 million as of September 30, 2004 from $3.7 million as of December 31, 2003 primarily as a result of deferred bond issuance costs incurred on the Company's 6.5% senior notes.

    Premiums and other receivables, net increased to $31.1 million as of September 30, 2004 from $24.0 million as of December 31, 2003. Unearned premiums increased to $73.9 million as of September 30, 2004 from $61.8 million as of December 31, 2003. Each increase was the result of increased gross premiums in 2004 when compared to 2003.



Investments


The following table summarizes our investments at September 30, 2004 and December 31, 2003 at fair value:

                                                           September 30, 2004         December 31, 2003
                                                           ------------------         -----------------
                                                           (Dollars in thousands, except percentages)

                                                           Fair Value     Percent   Fair Value   Percent
                                                          --------------------------------------------------
Fixed maturities available for sale:
    U. S. treasury securities                              $  9,407         1.6%     $  9,185          1.8%
    Municipalities                                            8,749         1.5%       17,352          3.3%
    Corporate bonds                                          85,913        15.0%       66,934         12.9%
                                                            -----------------------------------------------
            Subtotal                                        104,069        18.1%       93,471         18.0%
                                                            -----------------------------------------------
Fixed maturities held for trading:
   Collateralized debt obligations                           99,208        17.3%       61,737         11.9%
                                                            -----------------------------------------------
Total fixed maturities                                      203,277        35.4%      155,208         29.9%
Cash & short-term investments                               199,980        34.9%      259,000         49.8%
                                                            -----------------------------------------------
Total fixed maturities and short-term investments           403,257        70.3%      414,208         79.7%

Limited partnership hedge funds                             170,628        29.7%      105,434         20.3%
                                                            -----------------------------------------------

 Total cash & investment portfolio                         $573,885       100.0%     $519,642        100.0%
                                                            ===============================================


    As of September 30, 2004, 87% of the fair value of our fixed maturities and short-term investment portfolio was in obligations rated "Baa3" or better by Moody's or the equivalent Standard & Poor's rating.

    The Company's investments are monitored by management and the Finance Committee of the Board of Directors. The Company entered into an investment management agreement with Mariner Partners, Inc. ("Mariner") effective October 1, 2002 that was amended and restated on December 6, 2002. Under the terms of the agreement, Mariner manages the Company's investment portfolios. Fees paid to Mariner are based on a percentage of the investment portfolio as follows: .20% of liquid assets, .30% of fixed maturity investments and 1.25% of hedge fund (limited partnership) investments. William J. Michaelcheck, a Director of the Company, is Chairman, Chief Executive Officer and owns a majority of the stock of Mariner. George R. Trumbull, Chairman, Chief Executive Officer and a Director of the Company, and William D. Shaw, Jr., Vice Chairman and a Director of the Company, are also shareholders of Mariner, and A. George Kallop, Executive Vice President and Chief Operating Officer is a consultant to Mariner. We incurred Mariner investment expenses of $2.4 million and $1.2 million pursuant to this agreement for the nine months ended September 30, 2004 and 2003, respectively. There were no other fees incurred through September 30, 2004 and 2003, respectively.

    In 2003, the Company entered into a limited partnership hedge fund agreement with a Mariner affiliated company. In 2003, the Company made an investment of $11.0 million, representing a 100% interest, into this limited partnership hedge fund, which is consolidated in the financial statements. An additional investment of $650,000 was made as of September 30, 2004. This hedge fund invests in collateralized debt obligations. The partnership agreement also provides for other fees payable to the manager based upon the operations of the hedge fund. The Company cannot withdraw funds from this limited partnership for a minimum period of three years without the consent of the hedge fund manager.

    Under the provisions of the limited partnership hedge fund agreement with the Mariner affiliated company, it is also entitled to 50% of the net profit realized upon the sale of certain collateralized debt obligations held by the Company. We incurred investment expenses of $0.7 million and $1.8 million pursuant to these agreements as of September 30, 2004 and 2003, respectively.



Unpaid losses and loss adjustment expenses


    Unpaid losses and loss adjustment expenses for each segment were as follows:


                                                    September 30, 2004                December 31, 2003
                                                    ------------------                -----------------
                                                  Gross              Net            Gross             Net
                                                  ----------------------            ---------------------
                                                      (in thousands)                    (in thousands)
Ocean marine                                      $212,590         $121,748       $199,406         $109,035
Inland marine/fire                                  22,530            7,233         26,483            7,142
Other liability                                    115,087           70,107         96,555           55,741
Runoff lines (Aircraft)                            163,655           51,239        196,486           70,393
                                                  ---------------------------------------------------------
Total                                             $513,862         $250,327       $518,930         $242,311
                                                  --------         --------       --------         --------



    During 2001, the Company recorded losses of $154.9 million and $8.0 million, respectively, on a gross and net of reinsurance basis in its aircraft line of business as a result of the terrorist attacks of September 11, 2001 on the World Trade Center, the Pentagon and the hijacked airliner that crashed in Pennsylvania (collectively the "WTC attack"). Additional reinsurance costs were also incurred in 2001 and amounted to $5.0 million. Since 2001, reinsurance recoverables have decreased and the net liability has increased relative to the WTC attack as a result of the commutation of certain reinsurance recoverables. The Company received loss notices with respect to the third quarter of 2004, from the market leaders who provide loss estimates, indicating a reduction in the loss reserves relating to the terrorist attacks of September 11, 2001 on the Pentagon and the hijacked airliner that crashed in Pennsylvania. This amounted to a reduction of $16.3 million and $8.3 million in gross and net loss reserves, respectively, to the Company. The ultimate gross and net liability for unpaid losses resulting from the WTC attack represent the estimated ultimate costs of all incurred claims and claim adjustment expenses. Since the gross liability and related reinsurance recoverables are based on estimates, the ultimate liability may change from the amount provided currently depending upon revisions in gross loss estimates and the interpretation as to the number of occurrences involved in the WTC attack as defined in the aircraft ceded reinsurance treaties.

    The loss settlement period for payment of insurance claims may be many years, and during this period it often becomes necessary to adjust the estimate of liability on a claim either upward or downward. The classes of marine, aircraft and non-marine liability insurance written by the Company include liability classes which historically have had longer periods of time between occurrence of an insurable event, reporting of the claim to the Company and final settlement. In such cases, the Company is forced to estimate reserves with the possibility of making several adjustments to reserves during this time period. Other classes of insurance, such as property and claims-made non-marine liability, historically have had shorter periods of time between occurrence of an insurable event, reporting of the claim to the Company and final settlement. The reserves with respect to such classes are less likely to be readjusted. As the Company increases its production in the other liability line of business, there may be changes in the level of loss reserves that the Company carries depending upon the ultimate payout pattern of these losses. Our professional liability class is written on a claims-made basis and other sources of new production are derived from liability classes written on an occurrence basis. Therefore, depending on the level of writings achieved in each of these classes, the overall level of loss reserves carried may vary at the end of any reporting period.


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

    Unpaid losses and loss adjustment expenses are based on individual case estimates for losses reported. A provision is also included, based on actuarial estimates utilizing historical trends in the frequency and severity of paid and reported claims, for losses incurred but not reported, salvage and subrogation recoveries and for loss adjustment expenses. Unpaid losses with respect to asbestos/environmental risks are difficult for management to estimate and require considerable judgment due to the uncertainty regarding the significant issues surrounding such claims. Unpaid losses and loss adjustment expenses amounted to $513.9 million and $518.9 million at September 30, 2004 and December 31, 2003, respectively. Unpaid losses and loss adjustment expenses, net of reinsurance amounted to $250.3 million and $242.3 million at September 30, 2004 and December 31, 2003, respectively. Management continually reviews and updates the estimates for unpaid losses, and any changes resulting therefrom are reflected in operating results currently. The potential for future adverse or favorable loss development is highly uncertain and subject to a variety of factors including, but not limited to, court decisions, legislative actions and inflation.

    The allowance for doubtful accounts is based on management's review of amounts due from insolvent or financially impaired companies. Allowances are estimated for both premium receivables and reinsurance receivables. Management continually reviews and updates such estimates for any changes in the financial status of companies. The allowance for doubtful accounts on both premiums and reinsurance receivables amounted to $12.8 million and $13.3 million at September 30, 2004 and December 31, 2003, respectively.

    Impairment of investments, included in realized investment gains or losses, results from declines in the fair value of investments which are considered by management to be other-than-temporary. Management reviews investments for impairment based upon specific criteria that include the duration and extent of declines in fair value of the security below its cost or amortized cost. The Company performs a qualitative and quantitative review of all securities in a loss position in order to determine if any impairment is considered to be other-than-temporary. With respect to fixed income investments, declines in fair value of less than 10% are normally considered to be temporary, unless the fixed income security has been downgraded at least two levels by a major rating agency. Additionally, the Company reviews those securities held for six months or more, with fair value declines of greater than 10% at the end of each reporting period. The Company also reviews all securities with any rating agency declines during the reporting period. The Company will record an impairment charge to earnings if the fair value decline is greater than 20%, if the fixed income security has been downgraded at least two levels by a major rating agency, or if the fair value decline is greater than 10% and the security has been downgraded one level by a major rating agency. This review includes considering the effect of rising interest rates and the Company's intent and ability to hold impaired securities in the foreseeable future to recoup any losses. Approximately $104,000 and $0 were charged to results from operations for the nine months ended September 30, 2004 and 2003, respectively, resulting from fair value declines considered to be other-than-temporary. Gross unrealized gains and losses on fixed maturity investments available for sale amounted to approximately $1.7 million and $.4 million, respectively, at September 30, 2004. As of September 30, 2004, there were unrealized losses greater than one year from the date of purchase on fixed income securities available for sale amounting to $184,000.

    The Company utilizes the equity method of accounting to account for its limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership to net investment income in results of operations. Net investment income derived from investments in limited partnerships amounted to $701,000 and $4.9 million for the nine months ended September 30, 2004 and 2003, respectively. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk" with respect to market risks associated with investments in limited partnership hedge funds.

    The Company maintained a trading portfolio at September 30, 2004 consisting of collateralized debt obligations (CDOs). These investments are marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of such securities are also recognized in net investment income. The Company recorded $10.4 million and $9.9 million in net trading portfolio income for the nine months ended September 30, 2004 and 2003, respectively. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk" with respect to market risks associated with investments in CDOs.

    Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, ("SFAS 123"), prospectively to all employee awards granted, modified, or settled after January 1, 2003. Stock option expense amounted to $35,000 and $22,000 for the nine months ended September 30, 2004 and 2003, respectively.


Item 3.        Quantitative and Qualitative Disclosures About Market Risk

    The investment portfolio has exposure to market risks, which include the effect on the portfolio of adverse changes in interest rates, credit quality, hedge fund values, and collateralized debt obligations (CDO) values. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Hedge fund risk includes the potential loss from the diminution in the value of the underlying investment of the hedge fund. CDO risk includes exposure to the private placement market including its lack of liquidity and volatility in changes in market prices. The only significant change to the Company's exposure to market risks during the nine months ended September 30, 2004 as compared to those disclosed in the Company's financial statements for the year ended December 31, 2003 related to the level of investments in hedge funds. The investment in hedge funds amounted to $170.6 million and $105.4 million as of September 30, 2004 and December 31, 2003, respectively.

    Hedge fund investments are subject to various economic and market risks. The risks associated with hedge fund investments may be substantially greater than the risks associated with fixed income investments. Consequently, our hedge fund portfolio results may be more volatile, and the risk of loss greater, than that associated with fixed income investments. As the Company invests a greater percentage of its investment portfolio in limited partnership hedge funds, there may also be a greater volatility associated with the Company's investment income. Each of the insurance company subsidiaries limits the amount of hedge fund investments to the greater of 30% of invested assets or 50% of policyholders' surplus. Except for certain minimum liquidity requirements, there is currently no restriction as to the level of hedge fund investments at the holding company as of September 30, 2004.

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

    As a result of the Sarbanes-Oxley Act of 2002, management is required to report on the effectiveness of the Company's internal controls over financial reporting in its Form 10-K for the fiscal year ending December 31, 2004. The Company's independent auditor is also required to attest to this report. The Company has expended a significant amount of resources, and expects to continue to expend additional resources in the foreseeable future, to evaluate the effectiveness of the Company's internal controls. However, there can be no assurance that management will be able to complete its evaluation in a timely manner and issue its report or that management or the Company's independent auditor will conclude that the Company's internal controls are effective.


PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

The Company previously entered into reinsurance contracts with a reinsurer that is now in liquidation. On October 23, 2003, the Company was served with a Notice to Defend and a Complaint by the Insurance Commissioner of the Commonwealth of Pennsylvania, who is the liquidator of this reinsurer, alleging that approximately $3 million in reinsurance claims paid to the Company in 2000 and 2001 by the reinsurer are voidable preferences and are therefore subject to recovery by the liquidator. The proceeding was brought in the Commonwealth Court of Pennsylvania. The Company has filed Preliminary Objections to Plaintiff's Complaint, denying that the payments are voidable preferences and asserting affirmative defenses. On February 18, 2004, the Plaintiff filed Preliminary Objections to our Preliminary Objections and an Answer and Memorandum of Law in opposition to our Preliminary Objections. No trial date has been set for this matter, but we intend to defend ourselves vigorously in connection with this lawsuit and believe we have strong defenses against these claims. While there can be no assurance as to the ultimate outcome of this litigation, management believes the ultimate resolution of this litigation is not expected to materially impact the Company's financial position.


Item 2. - Changes in Securities and Use of Proceeds

     On March 11, 2004, the Company issued $100,000,000 in 6.5% senior notes due March 15, 2014 and received proceeds of $98,763,000 net of underwriting discount but before other transaction expenses. The senior notes provide for semi-annual interest payments and are to be repaid in full on March 15, 2014. On July 1, 2004 the Company completed the exchange of registered 6.5% senior notes for the unregistered senior notes issued on March 11, 2004, as required by the registration rights agreement with the purchaser of the senior notes. The indenture relating to the senior notes provides that the Company and its restricted subsidiaries may not incur indebtedness unless the total indebtedness of the Company and its restricted subsidiaries, calculated on a pro forma basis after such issuance, would not exceed 50% of our total consolidated capitalization (defined as the aggregate amount of our shareholders' equity as shown on our most recent quarterly or annual consolidated balance sheet plus the aggregate amount of indebtedness of the Company and its restricted subsidiaries). The indenture also provides that the Company and its restricted subsidiaries will not pay dividends or make other payments or distributions on the Company's stock or the stock of any restricted subsidiary (excluding payments by any restricted subsidiary to the Company), purchase or redeem the Company's stock or make certain payments on subordinated indebtedness unless, after making any such payment, the total indebtedness of the Company and its restricted subsidiaries would not exceed 50% of our total consolidated capitalization (as defined above). In addition, the indenture contains certain other covenants that restrict our ability and our restricted subsidiaries' ability to, among other things, incur liens on any shares of capital stock or evidences of indebtedness issued by any of our restricted subsidiaries or issue or dispose of voting stock of any of our restricted subsidiaries. The Company intends to use the net proceeds from the sale of the senior notes for working capital and other general corporate purposes, and, potentially, for acquisitions. The Company has no agreement with respect to any acquisition, although we assess opportunities on an ongoing basis and from time to time have discussions with other companies about potential transactions.

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

     99.1    Forms of Election for Deferred Compensation.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NYMAGIC, INC.
                                       -------------
                                       (Registrant)


Date:     November 8, 2004             /s/  George R. Trumbull, III
        ---------------------          ----------------------------
                                            George R. Trumbull, III
                                            Chairman and Chief Executive Officer

Date:     November 8, 2004             /s/ Thomas J. Iacopelli
        ---------------------          -----------------------
                                           Thomas J. Iacopelli
                                           Chief Financial Officer