Form 10-K
period 2004-12-31
NYMAGIC INC
filed 2005-03-16
CIK 847431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

                         Commission file number 1-11238.
                                  NYMAGIC, INC.
             (Exact name of registrant as specified in its charter)


             New York                                 13-3534162
             --------                                 ----------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                 Identification No.)

    919 Third Avenue, New York, NY                      10022
    ------------------------------                     -------
(Address of principal executive offices)              (Zip Code)

     The registrant's telephone number, including area code: (212) 551-0600
                                 ---------------
           Securities registered pursuant to Section 12(b) of the Act:

         Title of each class:         Name of each exchange on which registered:
  Common Stock, $1.00 par value              New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No__

                                  MARKET VALUE
                                  ------------

The aggregate market value of the outstanding common stock held by non-affiliates of the registrant, as of June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $163,004,942, based on the closing price of the stock on the New York Stock Exchange on that date.

                               OUTSTANDING STOCK
                               -----------------

As of March 1, 2005, there were 8,688,363 outstanding shares of common stock, $1.00 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Part III incorporates information by reference from the registrant's definitive proxy statement to be filed with the Commission within 120 days after the close of the registrant's fiscal year.

--------------------------------------------------------------------------------

                                  NYMAGIC, INC.
--------------------------------------------------------------------------------

PART I

--------------------------------------------------------------------------------

                                                                            PAGE

Forward-looking Statements                                                   ii.
Item 1.          Business                                                      1
Item 2.          Properties                                                   25
Item 3.          Legal Proceedings                                            26
Item 4.          Submission of Matters to a Vote of Security Holders          26

----------------------------------------------------------------------

PART II

----------------------------------------------------------------------


Item 5.          Market for the Registrant's Common Equity, Related
                 Stockholder Matters and Issuer Purchases of Equity
                 Securities                                                   27
Item 6.          Selected Financial Data                                      28
Item 7.          Management's Discussion and Analysis of Financial            29
                 Condition and Results of Operations
Item 7A.         Quantitative and Qualitative Disclosures About Market Risk   42
Item 8.          Financial Statements and Supplementary Data                  43
Item 9.          Changes in and Disagreements with Accountants on Accounting  43 and Financial Disclosure
Item 9A.         Controls and Procedures                                      43
Item 9B.         Other Information                                            44
----------------------------------------------------------------------

PART III

----------------------------------------------------------------------

Item 10.         Directors and Executive Officers of the Registrant           45
Item 11.         Executive Compensation                                       45
Item 12.         Security Ownership of Certain Beneficial Owners and Management
                           and Related Stockholder Matters                    45
Item 13.         Certain Relationships and Related Transactions               45
Item 14.         Principal Accounting Fees and Services                       45

----------------------------------------------------------------------

PART IV

----------------------------------------------------------------------

Item 15.         Exhibits, Financial Statement Schedules                      46

----------------------------------------------------------------------

Signatures                                                                    49

Index to Consolidated Financial Statements                                   F-1

                          FORWARD - LOOKING STATEMENTS


This report contains certain forward-looking statements concerning the Company's operations, economic performance and financial condition, including, in particular, the likelihood of the Company's success in developing and expanding its business. Any forward-looking statements concerning the Company's operations, economic performance and financial condition contained herein, including statements related to the outlook for the Company's performance in 2005 and beyond, are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based upon a number of assumptions and estimates which inherently are subject to uncertainties and contingencies, many of which are beyond the control of the Company. Some of these assumptions may not materialize and unanticipated events may occur which could cause actual results to differ materially from such statements. These include, but are not limited to, the cyclical nature of the insurance and reinsurance industry, premium rates, investment results, the estimation of loss reserves and loss reserve development, uncertainties associated with asbestos and environmental claims, including difficulties with assessing latent injuries and the impact of litigation settlements, bankruptcies and potential legislation, the uncertainty surrounding the loss amounts related to the attacks of September 11, 2001, the occurrence and effects of wars and acts of terrorism, net loss retention, the effect of competition, the ability to collect reinsurance receivables and the timing of such collections, the availability and cost of reinsurance, the possibility that the outcome of any litigation or arbitration proceeding is unfavorable, the ability to pay dividends, regulatory changes, changes in the ratings assigned to the Company by rating agencies, failure to retain key personnel, the possibility that our relationship with Mariner Partners, Inc. could terminate or change, and the fact that ownership of our common stock is concentrated among a few major stockholders and is subject to the voting agreement, as well as assumptions underlying any of the foregoing and are generally expressed with words such as "intends," "intend," "intended," "believes," "estimates," "expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have" and similar expressions. These risks could cause actual results for the 2005 year and beyond to differ materially from those expressed in any forward-looking statements made. The Company undertakes no obligation to update publicly or revise any forward-looking statements made.

                                     Part I

Item 1. Business

General

NYMAGIC, INC., a New York corporation (the "Company" or "NYMAGIC"), is a holding company which owns and operates insurance companies, risk bearing entities and insurance underwriters and managers; the Company also consolidates its interest in a limited partnership hedge fund:

Insurance Companies and Lloyd's Corporate Capital Vehicle:
----------------------------------------------------------

New York Marine And General Insurance Company ("New York Marine"), Gotham Insurance Company ("Gotham"), MMO UK, Ltd. ("MMO UK") and MMO EU, Ltd. ("MMO EU"). MMO UK and MMO EU have been inactive since 2002.

Insurance Underwriters and Managers:
------------------------------------

Mutual Marine Office, Inc. ("MMO"), Pacific Mutual Marine Office, Inc. ("PMMO") and Mutual Marine Office of the Midwest, Inc. ("Midwest").

Consolidated Investment Interests:
----------------------------------

Mariner Tiptree (CDO) Fund I, L.P.  ("Tiptree").

New York Marine and Gotham each currently holds a financial strength rating of A ("Excellent") from A.M. Best Company. This is the third highest of fifteen rating levels in A.M. Best's classification system. MMO UK, as a corporate member of Lloyd's of London ("Lloyd's"), is not separately rated. Lloyd's is also currently rated A ("Excellent"). Many of the Company's insureds rely on ratings issued by rating agencies. Any adverse change in the rating assigned to New York Marine and Gotham by a rating agency could adversely impact our ability to write premiums. MMO UK has not provided capacity, which is the ability to underwrite a certain amount of business, to any Lloyd's syndicate since 2002.

The Company has specialized in underwriting ocean marine, inland marine, other liability and aircraft insurance through insurance pools managed by MMO, PMMO, and Midwest (collectively referred to as "MMO and affiliates") since 1964. However, the Company has ceased writing any new policies covering aircraft risks subsequent to March 31, 2002. The Company decided to exit the commercial aviation insurance business because it is highly competitive, had generated underwriting losses for most years during the 1990's, and because it is highly dependent on the purchase of substantial amounts of reinsurance, which became increasingly expensive after the events of September 11, 2001. This decision has enabled the Company to concentrate on its core lines of business, which include ocean marine, inland marine/fire and other liability.

In addition to managing the insurance pools as discussed below, the Company participates in the risks underwritten for the pools through New York Marine and Gotham. All premiums, losses and expenses are pro-rated among pool members in accordance with their pool participation percentages.

In 1997, the Company formed MMO EU as a holding company for MMO UK, which operated as a limited liability corporate vehicle to provide capacity for syndicates within Lloyd's. Lloyd's consists of a number of syndicates whose purpose is to serve as risk taking entities. Syndicates maintain a certain amount of capacity, depending upon the level of capital provided by the syndicate's investors. This capacity is then allocated to investors in the syndicate based upon their ratio of capital provided to the syndicate.

In 1997, the Company acquired ownership of a Lloyd's managing agency, which was subsequently renamed MMO Underwriting Agency, Ltd., and commenced underwriting in 1998 for the Company's wholly owned subsidiary MMO UK, which in 2000 provided 100%, or $29.8 million, of the capacity for Lloyd's Syndicate 1265, which primarily wrote marine insurance. In 2000, the Company sold MMO Underwriting Agency Ltd. in exchange for a minority interest in Cathedral Capital PLC, which manages Lloyd's Syndicate 2010, and Lloyd's Syndicate 1265 was placed into runoff. "Runoff" is a term used to refer to an insurer that has ceased writing new insurance policies but that continues to exist for the purpose of paying claims on policies that it has already written. In 2001, its last active year of underwriting, MMO UK provided approximately 11.2%, or $13.6 million, of the capacity for Lloyd's

Syndicate 2010 which primarily writes assumed property and aviation insurance. In 2001, the Company initiated a withdrawal from its London operations which was subsequently completed in 2002. MMO EU, MMO UK, Lloyd's Syndicate 1265 and Lloyd's Syndicate 2010 are collectively hereinafter referred to as "MMO London."

MMO UK has not provided capacity to any Lloyd's syndicate since 2002. In February 2003, the Company sold its minority interest in Cathedral Capital PLC for approximately $2.8 million. This sale had no material effect on the Company's results of operations.

In 2003,  the Company  obtained a 100% interest in a limited  partnership  hedge
fund,   (Tiptree),   that  invests  in  Collateralized  Debt  Obligations  (CDO)
securities, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a Mariner affiliated company. See "Relationship with Mariner Partners Inc."

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

Assets and liabilities resulting from the insurance pools are allocated to the members of the insurance pools based upon the pro rata participation of each member in each pool in accordance with the terms of the management agreement entered into by and between the pool participants and the Managers.

Pursuant to the pool management agreements, the pool members have agreed not to accept ocean marine insurance, other than ocean marine reinsurance, in the United States, its territories and possessions and the Dominion of Canada unless received through the Managers or written by the pool member on its own behalf and have authorized the Managers to accept risks on behalf of the pool members and to effect all transactions in connection with such risks, including the issuance of policies and endorsements and the adjustment of claims. As compensation for its services, the Managers receive a fee of 5.5% of gross premiums written by the pools and a contingent commission of 10% on net underwriting profits, subject to adjustment. The management commission charged by MMO has been eliminated in consolidation with respect to the New York Marine and Gotham share. Since the 1997 policy year, all management commissions charged by MMO have been eliminated in consolidation.

As part of its compensation, the Manager also receives profit commissions on pool business ceded to reinsurers under various reinsurance agreements. Profit commissions on business ceded to reinsurers are calculated on an earned premium basis using inception to date underwriting results for the various reinsurance treaties. Adjustments to commissions, resulting from revisions in coverage or audit premium adjustments, are recorded in the period when realized and billed. Subject to review by the reinsurers, the Managers calculate the profitability of all profit commission agreements placed with various reinsurance companies.

Two former pool members, Utica Mutual Insurance Company ("Utica Mutual") and Arkwright Mutual Insurance Company ("Arkwright"), which is currently part of the FM Global Group, withdrew from the pools in 1994 and 1996, respectively, and retained the liability for their effective pool participation for all loss reserves, including losses incurred but not reported ("IBNR") and unearned premium reserves attributable to policies effective prior to their withdrawal from the pools.

On May 28, 2003, an arbitration proceeding against Utica Mutual was completed and it was ordered to pay MMO approximately $7.8 million, which represented Utica Mutual's funding requirement to the pools and had no impact on the Company's results of operations. In addition, the Company was awarded interest of approximately $1 million on a pre-tax basis which was reflected in results of operations in 2003. Following the award, these amounts were paid in full. This award confirmed that, as a pool member, Utica Mutual is required to fund gross losses paid by MMO, acting as managing agent.

The Company is not aware of any facts that could result in any possible defaults by either Arkwright or Utica Mutual with respect to their pool obligations, which might impact liquidity or results of operations of the Company, but there can be no assurance that such events will not occur.

Segments

The Company's domestic insurance companies are New York Marine and Gotham. New York Marine and Gotham underwrite insurance business by accepting risks generally through insurance brokers. The domestic insurance companies engage in business in all 50 states and also accept business risks in such worldwide regions as Europe, Asia, and Latin America. See "Regulation." The Company's domestic insurance agencies are MMO, PMMO and Midwest. These agencies underwrite all the business for the domestic insurance companies.

The Company considers the four lines of business underwritten by its domestic insurance/agency companies plus business derived from MMO London as appropriate segments to report its business operations. The Company's overall performance is evaluated through its five main business segments.

The domestic insurance/agency companies underwrite in four different segments: ocean marine, inland marine/fire, non-marine liability and aircraft lines of insurance.

Ocean marine insurance is written on a direct and assumed reinsurance basis and covers a broad range of classes as follows:

Hull and Machinery Insurance: Provides coverage for loss of or damage to commercial watercraft.

Hull and Machinery War Risk Insurance: Provides coverage for loss of or damage to commercial watercraft as a result of war, strikes, riots, and civil commotions.

Cargo Insurance: Provides coverage for loss of or damage to goods in transit or temporary storage.

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

Energy Umbrella (Bumbershoot) Liability: Provides coverage in excess of primary policy limits for exploration and production facilities as well as commercial general liability and automobile liability.

Petroleum and Bulk Liquid Cargo: Provides coverage for loss and damage to petroleum and liquid bulk cargo.

Inland  marine/fire   insurance   traditionally   covers  property  while  being
transported, or property of a movable, or "floating" nature and includes the following:

Contractor's Equipment: Provides coverage for physical damage to various types of fixed and mobile equipment used in the contracting and service industries.

Motor Truck Cargo: Provides coverage for cargo carried aboard trucks.

Transit Floaters: Provides coverage for physical damage to property while being transported on various conveyances and while in storage.

Commercial Property: Provides primary property coverage for owners and operators of commercial, residential and mercantile properties.

Surety: Provides commercial and contract bonds to small contractors located in the Southeastern and Midwestern regions of the United States.

Inland marine also includes excess and surplus lines property coverage on unique or hard to place commercial property risks that do not fit into standard commercial lines coverages. Excess and surplus lines property risks are written primarily through Gotham.

Non-marine liability insurance is written on a direct and assumed reinsurance basis and includes:

Professional Liability including:

Accountants Professional Liability: Provides primary liability coverage for the errors and omissions of small to medium-sized accounting firms.

Lawyers Professional Liability: Provides primary liability coverage for law firms with an emphasis on intellectual property and specialty firms.

Miscellaneous Professional Errors & Omissions: Includes primary and excess liability coverage for non-medical professionals written on a claims-made basis. The book includes liability for music producers, web site designers, information technology consultants, title agents, home inspectors and other design and consulting firms.

Casualty including:

Contractors Liability: Provides primary liability coverage for commercial and high-end residential contractors.

Commercial and Habitational Liability: Provides primary liability coverage for commercial property owners and lessors of habitational properties.

Products Liability: Provides primary liability coverage for manufacturers and distributors of commercial and consumer products.

Other Lines including:

Workers Compensation: Provides reinsurance for self-insured workers compensation trusts in New York State and California.

Commercial Automobile: Provides physical damage and liability insurance for commercial mid-sized trucking fleets located primarily in New York State.

Directors and Officers Liability: Provides coverage for directors and officers of companies on a primary basis for companies with assets under $100 million and on an excess basis for companies with assets under $300 million.

Employment Practices Liability: Provides primary liability insurance to small and medium-sized businesses for employment-related claims brought by employees.

Since January 1, 2001, the Company has entered into a number of new specialty lines of business identified above including professional liability, commercial real estate, employment practices liability, surety, excess workers' compensation and commercial automobile insurance. The Company continues to look for appropriate opportunities to diversify its business portfolio by offering new lines of insurance in which management believes the Company has sufficient underwriting and claims expertise. However, because of the Company's limited history in these new lines, it may impact management's ability to successfully develop these new lines or appropriately price and reserve for the ultimate loss associated with these new lines. Due to the Company's limited history in these lines, management may have less experience managing the development and growth of such lines than some of our competitors. Additionally, there is a risk that the lines of business into which the Company expands will not perform at the level it anticipates.

Aircraft insurance provides insurance primarily for commercial aircraft and includes hull and engine insurance, liability insurance as well as products liability insurance. Coverage is written on a direct and assumed reinsurance basis. The Company ceased writing any new policies covering aircraft insurance as of March 31, 2002.

MMO London, the fifth business segment, consists of insurance participation in Lloyd's. Lloyd's provided worldwide venues for MMO London to underwrite insurance. MMO London has not provided capacity to any Lloyd's syndicate since January 1, 2002. Business obtained by MMO London through Syndicate 1265 included ocean marine insurance. Business obtained through Syndicate 2010 included treaty reinsurance of property and aircraft insurance.

The following tables set forth the Company's gross and net written premiums, after reinsurance ceded, including business from MMO London.




Gross Premiums Written by
         Segment                                          Year Ended December 31,
--------------------------                ---------------------------------------------------
                                                2004              2003               2002
                                          ---------------------------------------------------
                                                          (Dollars in thousands)

Ocean marine .......................      $104,726  57%      $ 94,649  66%      $ 89,301  59%
Inland marine/Fire .................        16,878   9%        16,515  12%        13,311   9%
Other liability ....................        61,688  34%        28,468  20%        13,874   9%
                                          ---------------------------------------------------
                     Subtotal ......       183,292 100%       139,632  98%       116,486  77%
Aircraft ...........................           342  --          3,565   2%        35,874  23%
MMO London .........................            --  --             --  --            157  --
                                          ---------------------------------------------------
Total ..............................      $183,634 100%      $143,197 100%      $152,517 100%
                                          ===================================================

NYMAGIC Net Premiums Written
      By Segment                                           Year Ended December 31,
-----------------------                   ----------------------------------------------------
                                                2004              2003               2002
                                          ----------------------------------------------------
                                                          (Dollars in thousands)

Ocean marine .......................      $ 82,689    60%    $ 67,744    69%    $ 70,839   67%
Inland marine/Fire .................         5,255     4%       4,833     5%       2,975    3%
Other liability ....................        49,190    36%      22,961    23%       9,960    9%
                                          ----------------------------------------------------
   Subtotal ........................       137,134   100%      95,538    97%      83,774   79%
Aircraft ...........................            (6)   --        2,769     3%      22,366   21%
MMO London .........................            --    --           --    --          302   --
                                          ----------------------------------------------------
Total ..............................      $137,128   100%     $98,307   100%    $106,442   100%
                                          ====================================================

Reinsurance Ceded

Ceded premiums written to reinsurers in 2004, 2003 and 2002 amounted to $46.5 million, $44.9 million and $46.1 million, respectively.

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

Generally, the Managers place reinsurance with companies which initially have an A.M. Best rating of A- (Excellent) or greater or which have sufficient financial strength, in management's opinion, to warrant being used for reinsurance protections. The Managers also examine financial statements of reinsurers and review such statements for financial soundness and historical experience. In addition, the Company, through the pools, withholds funds and may obtain letters of credit under reinsurance treaties in order to collateralize the obligations of reinsurers. The Company monitors the financial status of all reinsurers on a regular basis.

The Company, through the pools, attempts to limit its exposure from losses on any one occurrence through the use of various excess of loss, quota share and facultative reinsurance arrangements and endeavors to minimize the risk of default by any one reinsurer by reinsuring risks with many different reinsurers. The Company utilizes many separate reinsurance treaties each year, generally with a range of 1 to 15 reinsurers participating on each treaty. Some reinsurers participate on multiple treaties. The Company also utilizes quota share reinsurance treaties in which the reinsurers participate on a set proportional basis in both the premiums and losses. Additionally, the Company utilizes excess of loss reinsurance treaties in which the reinsurers, in exchange for a minimum premium, subject to upward adjustment based upon premium volume, agree to pay for that part of each loss in excess of an agreed upon amount. The Company's retention of exposure, net of these treaties, varies among its different classes of business and from year to year, depending on several factors, including the pricing environment on both the direct and ceded books of business and the availability of reinsurance.

Until January 1, 2004, the Company generally obtained reinsurance for each line of business to reduce its exposure to a maximum of $2 million for any one risk or occurrence. From time to time, however, the Company has retained liability in excess of $2 million for or any one insured or any one occurrence. Such instances generally reflected a business decision regarding the cost and/or the availability of reinsurance.

In the final year in which the Company wrote aviation insurance, April 1, 2001 to April 1, 2002, the Company wrote some policies with a net loss retention of up to $3 million for any one aircraft or any one occurrence. However, the Company did not experience any losses for which it was required to retain losses in excess of $2 million.

For 2002, the Company's net retention per loss in the ocean marine line was limited to $2 million per risk. Individual losses arising out of a common occurrence could result in aggregate retained losses of $3 million, and one such occurrence did result in a net retention of $3 million to the Company.

In August 2003, the Company entered into a cargo program with retained liability of up to $2.5 million for any one occurrence, and in 2004 the Company experienced a loss which equaled its net retention of $2.5 million.

In 2004, the Company increased its exposure in the ocean marine line to a net loss retention of up to $4 million for any one occurrence. In 2005, the Company reduced its exposure in the ocean marine line to a net loss retention of $3 million for any one occurrence. With regard to its other lines, the Company endeavors to limit its exposure to a maximum of $2 million on any one risk.

The Company attempts to limit its exposure from catastrophes through the purchase of general excess of loss reinsurance, which provides coverage in the event that multiple insureds incur losses arising from the same occurrence. These coverages require the Company to pay a minimum premium, subject to upward adjustment based upon premium volume. The treaties, which extend in general for a twelve-month period, obligate the reinsurers to pay for the portion of the Company's aggregate losses (net of specific reinsurance) that fall within each treaty's coverage.

In the event of a loss, the Company may be obligated to pay additional reinstatement premiums under its excess of loss reinsurance treaties up to the amount of the original premium paid under such treaties. Every effort is made to purchase sufficient reinsurance coverage to protect the Company against the cumulative impact of several losses arising from a single occurrence, but there is no guarantee that such reinsurance coverage will prove sufficient.


The Company reinsures risks with several domestic and foreign reinsurers as well
as  syndicates  of  Lloyd's.   The  Company's  largest   unsecured   reinsurance
receivables as of December 31, 2004 were from the following reinsurers:


Reinsurer                                  Amounts                A.M. Best Rating
---------------------------------          ----------             ----------------
                                          (in millions)
Lloyd's Syndicates                         $    55.5              A (Excellent)
Swiss Reinsurance America Corp.                 12.0              A+ (Superior)
FM Global (Arkwright)                            7.7              A+ (Superior)
Lloyd's (Equitas)                                7.2              NR-3 (Rating Procedure Inapplicable)
Folksamerica Reinsurance Company                 7.0              A (Excellent)
GE Reinsurance Corp.                             4.2              A (Excellent)
Liberty Mutual Insurance Company                 3.4              A (Excellent)
Utica Mutual Insurance Company                   3.1              A- (Excellent)
Hartford Fire Insurance Company                  3.1              A+ (Superior)
                                                 ---

Total                                         $103.2


The reinsurance contracts with the above listed companies are generally entered into annually and provide coverage for claims occurring while the relevant agreement was in effect, even if claims are made in later years. The contracts with Arkwright and Utica Mutual were entered into with respect to their participation in the pools.

Lloyd's maintains a trust fund, which was established for the benefit of all United States ceding companies. For the three most recent years for which Lloyd's has reported results, 2001, 2000, and 1999, losses were reported for all three years. Lloyd's is expected to report a profit for 2003 and 2002. Lloyd's receivables represent amounts due from approximately 100 different Lloyd's syndicates.

Equitas, a Lloyd's company established to settle claims for underwriting years 1992 and prior, maintains policyholders' surplus at March 31, 2004 of approximately 460 million Pounds Sterling (US $840 million). However, given the uncertainty surrounding the adequacy of surplus and sufficiency of assets in Equitas to meet its ultimate obligations, there is a reasonable possibility that the Company's collection efforts relating to reinsurance receivables from Equitas may be adversely affected in the future.

At December 31, 2004, the Company's reinsurance receivables from reinsurers other than those listed above were approximately $155 million, including amounts recoverable for paid losses, case loss reserves, IBNR losses and unearned premiums, and net of ceded balances payable. This amount is recoverable collectively from approximately 600 reinsurers or syndicates, no single one of whom was liable to the Company for an unsecured amount in excess of approximately $3 million.

Approximately 87% of the Company's total reinsurance receivables as of December 31, 2004 are fully collateralized by letters of credit and or funds withheld, or reside with entities rated "A-" or higher, or are subject to offsetting balances.

The only reinsurer that has received funds from the Company in the past three years and failed to honor its obligations to us is Lloyd's, but we subsequently recovered all paid loss balances currently due from Lloyd's through an arbitration proceeding. However, some of the reinsurers to which we previously ceded premiums are contesting coverage issues and their obligations to reinsure claims we paid on liability policies written during the period 1978 to 1985. The paid balances due from these companies collectively amount to approximately $1.0 million as of December 31, 2004. We are vigorously enforcing collection of these reinsurance receivables through arbitration proceedings and/or commutation, but the unfavorable resolution of these arbitration proceedings and commutation negotiations could be material to our results of operations. The estimated amounts due from financially impaired reinsurers are included in our reserves for doubtful accounts on reinsurance receivables of $12.4 million and $12.8 million as of December 31, 2004 and December 31, 2003, respectively.

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

The Company is required to maintain reserves to cover our estimated ultimate liability of losses and loss adjustment expenses for both reported and unreported claims incurred. These reserves are what management estimates the settlement and administration of claims will cost, based on our assumptions and facts and circumstances known to the Company. Because of the uncertainties that surround estimating loss reserves and loss adjustment expenses, the Company cannot be certain that ultimate losses will not exceed these estimates of losses and loss adjustment reserves. The low frequency and high severity of the risks we insure make it difficult to assess the adequacy of our loss reserves. The level of catastrophe losses has fluctuated in the past and may fluctuate in the future. For example, after tax losses resulting from catastrophes in 2004, 2003 and 2002 amounted to $2.9 million, $0 and $2 million respectively. If our reserves are insufficient to cover our actual losses and loss adjustment expenses, we would have to augment our reserves and incur a charge to our earnings. These charges could be material.

Unpaid losses and loss adjustment expenses for each segment on a gross and net of reinsurance basis as of December 31, 2004 were as follows:
                           Gross              Net
                          --------          --------
                                 (in thousands)

Ocean marine              $198,655          $123,346
Inland marine/fire          21,801             7,216
Other liability            126,023            79,278
Aircraft                   156,782            45,639
                           -------            ------
Total                      $503,261          $255,479
                          --------          --------


In 2001, the Company recorded losses of $154.9 million and $8.0 million on a gross and net of reinsurance basis, respectively, in its aircraft line of business as a result of the terrorist attacks of September 11, 2001 on the World Trade Center, the Pentagon and the hijacked airliner that crashed in Pennsylvania (collectively, the "WTC attack"). Additional reinsurance costs were also incurred on the WTC attack and amounted to $5.0 million. Since 2001, reinsurance recoverables related to the WTC attack have decreased and the net liability has increased as a result of the commutation of certain reinsurance recoverables. The ultimate gross and net liability for unpaid losses resulting from the WTC attack represent the estimated ultimate costs of all incurred claims and claim adjustment expenses. Since the gross liability and related reinsurance recoverables are based on estimates, the ultimate liability may change from the amount provided currently, depending upon revisions in gross loss estimates and the interpretation as to the number of occurrences as defined in the aircraft ceded reinsurance treaties. For example, in September 2004 the Company became aware of additional information that allowed us to reduce loss reserves relating to the terrorist attacks of September 11, 2001 on the Pentagon and the hijacked airliner that crashed in Pennsylvania. This amounted to a reduction of $16.3 million and $8.3 million in gross and net loss reserves, respectively, to the Company.

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

At December 31, 2004, the Company's gross, ceded and net loss and loss adjustment expense reserves for all asbestos/environmental policies amounted to $70.7 million, $57.9 million and $12.8 million, as compared to $77.3 million, $65.5 million and $11.8 million at December 31, 2003.

The Company believes that the uncertainty surrounding asbestos/environmental exposures, including issues as to insureds' liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions renders it difficult to determine the ultimate loss for asbestos/environmental related claims. Given the uncertainty in this area, losses from asbestos/environmental related claims may develop adversely and, accordingly, management is unable to predict accurately the range of possible loss that could arise from asbestos/environmental related claims. However, the Company's net unpaid loss and loss adjustment expense reserves in the aggregate, as of December 31, 2004, represent management's best estimate.

The Company provides for IBNR on Asbestos & Environmental liabilities after considering various reserving methodologies. One methodology considers a specific ground up analysis which reviews the potential exposure based upon actual policies issued by MMO. Other methodologies include industry survival ratios and market share statistics per loss settlement.

The following table sets forth the Company's net loss and loss adjustment expense experience for asbestos/environmental policies for each of the past three years:

                                                               Year ended December 31,
                                                        -----------------------------------
                                                              2004         2003       2002
                                                        -----------------------------------
                                                                  (In thousands)
Asbestos/Environmental
----------------------
Net unpaid losses and loss adjustment expenses
    (including IBNR) at beginning of period                $11,797      $12,696    $11,492
Net incurred losses and loss adjustment expenses             4,264          753      2,195
Net paid loss settlements                                   (3,196)      (1,501)      (880)
Net loss adjustment expense payments
(cost of administering claims)                                (106)        (151)      (111)
                                                        -----------------------------------
Net unpaid losses and loss adjustment expenses
    (including IBNR) at end of period                      $12,759      $11,797    $12,696
                                                        ===================================



The following sets forth a reconciliation of the number of claims relating to asbestos/environmental policies for each of the past three years:

                                                                 Year ended December 31,
                                                        -----------------------------------
                                                            2004         2003      2002
                                                        -----------------------------------


Number of claims pending at beginning of period              453          490       409
Number of claims reported                                     71           54       186
Number of claims settled/dismissed or otherwise resolved     (49)         (91)     (105)
                                                        ------------------------------------
Number of claims pending at end of period                    475          453       490
                                                        ====================================


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

Loss Reserve Table

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

The first line of the table presents, for each of the last ten years, the estimated liability for net unpaid losses and loss adjustment expenses at the end of the year, including IBNR losses. The estimated liability for net unpaid losses and loss adjustment expenses is determined quarterly and at the end of each calendar year. Below this first line, the first section of the table shows, by year, the cumulative amounts of net loss and loss adjustment expenses paid as of the end of each succeeding year, expressed as a percentage of the original estimated net liability for such amounts.

The second section sets forth the re-estimates in later years of net incurred losses, including net payments, as a percentage of the original estimated net liability for net unpaid losses and loss adjustment expenses for the years indicated. Percentages less than 100% represent a redundancy, while percentages greater than 100% represent a deficiency. The net cumulative redundancy (deficiency) represents, as of December 31, 2004, the aggregate change in the estimates over all prior years. The changes in re-estimates have been reflected in results from operations over the periods shown.

The third section sets forth the cumulative redundancy (deficiency) of unpaid losses and loss adjustment expenses on a gross basis, which represents the aggregate change in the estimates of such losses over all prior years starting with the 1994 calendar year.

The Company calculates its loss reserves on the basis of management's best estimate. In 9 out of the past 10 years, the Company has recorded redundancies in its net loss reserve position. The Company's considered view, in light of this history, is that management is highly sensitive to the nuances of the Company's lines of business and that establishing net loss reserves based upon management's best estimate is a more reliable method of calculating net loss reserves than providing a range of net loss reserves and gives the Company greater assurance that its net loss reserves are appropriate. In addition, the Company believes that its history of establishing adequate net loss reserves compares favorably with industry experience.

The Company considers a variety of factors in its estimate of loss reserves. These elements include, but are not necessarily limited to, the level of catastrophe losses incurred during the period, the length of the reporting tail (i.e. occurrence versus claims made coverage), the nature of the risk insured (i.e. property versus liability), the level of net retention per loss and the emergence of identifiable trends in the statistical analysis of paid and incurred loss data. Case loss reserves are determined by evaluating reported claims on the basis of the type of loss involved, knowledge of the circumstances surrounding the claim and the policy provisions relating to the type of loss. IBNR losses are estimated on the basis of statistical information with respect to the probable number and nature of losses which have not yet been reported to the Company. The Company utilizes many different types of actuarial methods in calculating IBNR including an evaluation of IBNR by the use of historical paid loss and incurred data utilizing the Bornheutter-Ferguson method.

Since January 1, 2001, the Company has entered into a number of new specialty lines of business including professional liability, commercial real estate, employment practices liability, surety, excess workers' compensation and commercial automobile insurance. Because of the Company's limited history in these new lines, it may impact management's ability to appropriately reserve for the ultimate loss associated with these new lines. Management considers many factors when estimating the ultimate loss ratios for these various classes, including industry loss ratios and anticipated loss ratios based upon known experience.

                                                               Year Ended December 31,

--------------------------------------------------------------------------------------------------------------------------------
Year  Ended               1994      1995       1996      1997      1998      1999       2000      2001     2002   2003      2004
December 31               ----      ----       ----      ----      ----      ----       ----      ----     ----   ----      ----
                                                        (Dollars in thousands)
Estimated Liability for Net Unpaid Losses and Loss Adjustment Expenses
                        212,377   229,916    227,370   222,335  213,589   196,865    199,685   210,953  208,979 242,311   255,479

Cumulative  Amount  of  Net  Losses  and  Loss  Adjustment  Expenses  Paid  as a Percentage of Original Estimate:

     1  Year  Later       20%       20%        17%       19%       20%       24%        28%       30%       8%    18%
     2  Years Later       34%       32%        30%       32%       35%       39%        56%       30%      24%
     3  Years Later       44%       42%        42%       43%       43%       53%        64%       41%
     4  Years Later       53%       51%        51%       49%       51%       58%        70%
     5  Years Later       62%       58%        56%       54%       55%       63%
     6  Years Later       68%       62%        58%       57%       59%
     7  Years Later       72%       64%        61%       61%
     8  Years Later       73%       66%        64%
     9  Years Later       75%       69%
    10  Years Later       78%


Net  Liability  Re-estimated  including  Cumulative  Net  Paid  Losses  and Loss Adjustment Expenses as a percentage of Original
Estimate:

     1  Year  Later       97%       94%        90%       91%       94%       96%       105%      102%       99%   94%
     2  Years Later       95%       87%        87%       87%       87%       94%       108%      101%       94%
     3  Years Later       91%       86%        85%       83%       84%       95%       104%       96%
     4  Years Later       91%       86%        83%       81%       85%       91%       103%
     5  Years Later       92%       85%        82%       81%       82%       92%
     6  Years Later       93%       84%        82%       80%       83%
     7  Years Later       92%       84%        80%       81%
     8  Years Later       92%       83%        83%
     9  Years Later       91%       86%
    10  Years Later       94%


Net Cumulative        12,646    33,289     39,708     41,820    37,136    16,662     (5,319)    7,707    12,337    14,960
 Redundancy/(Deficiency)

Gross Unpaid         435,072   417,795    411,837    388,402   401,584   425,469    411,267   534,189   516,002    518,930   503,261
  Losses and Loss Adjustment Expenses

Reinsurance          222,695   187,879    184,467    166,067   187,995   228,604    211,582   323,236  307,023     276,619   247,782
  Recoverable on Unpaid Losses and Loss Adjustment Expenses

Reserve              458,050   431,942    395,190    412,127   439,214   454,620     460,990   568,473   504,810   492,964
  Re-estimated Gross

Reserve              258,319   235,315    207,528    231,611   262,762   274,417     255,986   365,227   308,168   265,614
  Re-estimated Reinsurance Recoverable

Gross Cumulative    (22,978)  (14,147)     16,647    (23,725)  (37,630)  (29,151)   (49,723)   (34,285)   11,192    25,966
  Redundancy (Deficiency)


The net loss reserve deficiency reported for the 2000 calendar year reflects adverse development from the Company's operations in MMO London due to higher than expected claim frequencies and the emergence of longer than expected loss development patterns. Also contributing to the increase were provisions made for insolvent or financially impaired reinsurers and adverse development from the Company's other liability line reflecting umbrella exposures. The 2000 reported deficiency was partially offset by favorable development in the ocean marine line of business.

Gross loss reserve deficiencies were reported in most years. Even though gross deficiencies were reported in those years, the Company reported redundancies in net loss reserves in all but one year. Much of the gross loss reserve deficiencies was brought about by adverse development from MMO London and adverse gross loss development in its umbrella (other liability) losses as a result of the additional development of asbestos losses. Asbestos and environmental liabilities are difficult to estimate for many reasons, including the long waiting periods between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the damage. Legal tactics and judicial and legislative developments affecting the scope of insurers' liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for asbestos and environmental liabilities. However, much of this gross loss reserve deficiency in the other liability line resulted in smaller net deficiencies due to a substantial amount of the gross loss reserve being reinsured. The smaller net deficiencies were more than offset by redundancies in the Company's ocean marine line. In addition, a few large severity losses in the Company's core lines also contributed to adverse gross loss development. Much of these losses was also reinsured resulting in an insignificant impact on net development.

The improved development of net incurred losses for the 2001 year reflect reductions made in the 2004 calendar year in gross and net reserves of approximately $16.3 million and $8.3 million, respectively, as a result of reductions in loss reserves relating to the terrorist attacks of September 11, 2001 on the Pentagon and the hijacked airliner that crashed in Pennsylvania.

The following table provides a reconciliation of the Company's consolidated liability for losses and loss adjustment expenses at the beginning and end of 2004, 2003 and 2002:

                                                              Year ended December 31,
                                                        ---------------------------------------
                                                              2004         2003        2002
                                                        ---------------------------------------
                                                                  (In thousands)
Net liability for losses and loss adjustment
  expenses at beginning of year ................          $ 242,311    $ 208,979    $ 210,953
                                                           ---------    ---------    ---------
Provision for losses and loss adjustment
  expenses occurring in current year ...........             81,518       57,125       68,952
Increase (decrease) in estimated losses and loss
  adjustment expenses for claims occurring
  in prior years(1) ...........................             (14,960)      (1,410)       4,389
Deferred income-loss portfolio
  assumption(2) ................................                 --           --           15
                                                          ---------    ---------    ---------
Net loss and loss adjustment expenses
  incurred .....................................             66,558       55,715       73,356
                                                          ---------    ---------    ---------
Less:
Losses and loss adjustment expense payments
  for claims occurring during:
      Current year .............................             10,287        5,241       11,950
      Prior years ..............................             43,103       17,142       63,365
                                                             ------       ------       ------
                                                             53,390       22,383       75,315
Add:
Deferred income-loss portfolio assumption(2) ...                 --           --          (15)
                                                          ---------    ---------    ---------
Net liability for losses and loss adjustment
  expenses at year end .........................            255,479      242,311      208,979
                                                          ---------    ---------    ---------
Ceded unpaid losses and loss adjustment
  expenses at year end .........................            247,782      276,619      307,023
                                                          ---------    ---------    ---------
Gross unpaid losses and loss adjustment
  expenses at year end .........................          $ 503,261    $ 518,930    $ 516,002
                                                          =========    =========    =========

               (1) The adjustment to the consolidated liability for losses and loss adjustment expenses for losses occurring in prior years reflects the net effect of the resolution of losses for other than full reserve value and subsequent readjustments of loss values. The $15 million decrease in 2004 reflects favorable loss development in the aviation line, mainly in reserves for the terrorist attacks of September 11, 2001 on the Pentagon and the hijacked airliner that crashed in Pennsylvania, and in the ocean marine line of business due to a lower than expected emergence of losses in the 1998-2001 accident years. The decrease in 2003 of $1.4 million reflects favorable loss development arising from the ocean marine line of business, partially offset by adverse development in the aviation line for accident years 1997-2000. The increase in 2002 of $4.4 million reflects provisions made for insolvent, financially impaired and commuted reinsurers, and adverse development from the Company's other liability line reflecting umbrella exposures. The 2002 amount was partially offset by favorable development in the ocean marine line of business.

               (2) Deferred income-loss portfolio assumption represents the difference between cash received and unpaid loss reserves assumed as a result of the Company's assumption of net pool obligations from two former pool members, which was initially capitalized and was amortized over the payout period of the related losses.

The principal differences between the consolidated liability for unpaid losses and loss adjustment expenses as reported in the Annual Statement filed with state insurance departments in accordance with statutory accounting principles and the liability based on generally accepted accounting principles shown in the above tables are due to the Company's assumption of loss reserves arising from former participants in the insurance pools, and reserves for uncollectible reinsurance. The loss reserves shown in the above tables reflect in each year salvage and subrogation accruals of approximately 1% to 6% of case reserves and IBNR estimate. The estimated accrual for salvage and subrogation is based on the line of business and historical salvage and subrogation recovery data. Under neither statutory nor generally accepted accounting principles are loss and loss adjustment expense reserves discounted to present value.

The following table sets forth the reconciliation of the consolidated net liability for losses and loss adjustment expenses based on statutory accounting principles for the domestic insurance companies to the consolidated amounts based on accounting principles generally accepted in the United States of America ("GAAP") as of December 31, 2004, 2003 and 2002:

                                                                           Year ended December 31,
                                                                      ----------------------------------
                                                                            2004      2003      2002
                                                                      ----------------------------------
                                                                          (In thousands)

Net liability for losses and loss adjustment expenses
  reported based on statutory accounting principles ..........            $240,376   $228,760   $195,948
Liability for losses and loss adjustment expenses assumed
  from two former pool members ...............................               9,786      4,371      4,826
 (excludes $3,096, $3,117 and $3,351 at  December 31, 2004,
  2003 and 2002, accounted for in the statutory liability for losses and loss adjustment expenses)
Other, net ...................................................               5,317      9,180      8,205
                                                                             -----      -----     ------
Net liability for losses and loss adjustment expenses reported
  based on GAAP ..............................................             255,479    242,311    208,979
Ceded liability for unpaid losses and loss adjustment expenses             247,782    276,619    307,023
                                                                          --------   --------   --------
Gross liability for unpaid losses and loss adjustment expenses            $503,261   $518,930   $516,002
                                                                          ========   ========   ========


Regulation

The Company's domestic insurance companies are regulated by the insurance regulatory agencies of the states in which they are authorized to do business. New York Marine is licensed to engage in the insurance business in all states. Gotham is permitted to write excess and surplus lines insurance on a non-admitted basis in all of the states except Arkansas, New Hampshire and Vermont. Gotham is licensed to engage in the insurance business in the state of New York and, as such, cannot write excess and surplus business in that state.

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

The NAIC's project to codify statutory accounting principles was approved by the NAIC in 1998. The purpose of codification was to provide a comprehensive basis of accounting for reporting to state insurance departments. The approval of codified accounting rules included a provision for the state insurance commissioners to modify such accounting rules by practices prescribed or permitted for insurers in their state. The domestic insurance companies are domiciled in the State of New York, however, there were no differences in 2004 or in 2003 between prescribed accounting practices and those approved by the NAIC. Codification became effective on January 1, 2001 and did not have a material impact on the domestic insurance companies' policyholders' surplus.

The insurance industry recently has been the focus of certain investigations regarding insurance broker and agent compensation arrangements and other practices. The Attorney General of New York State as well as other regulators have made investigations into such broker and agent contingent commission and other sales practice arrangements. Although the Company has not been notified that it is, nor does it have any reason to believe that it is a target of these investigations, we did review our existing arrangements with our brokers and reinsurers and found that we did not engage in any conduct that we believe is the subject of these investigations.

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

The following table shows, for the periods indicated, the Company's consolidated domestic insurance companies' statutory ratios of net premiums written (gross premiums less premiums ceded) to policyholders' surplus:

                                                            Year ended December 31,
                                ------------------------------------------------------------------------
                                    2004           2003            2002           2001             2000
                                -----------------------------------------------------------------------
                                                        (Dollars in thousands)

Net premiums written......      $ 137,128       $ 98,307         $106,140       $ 78,438       $ 61,584
Policyholders' surplus....        181,633        186,325          180,394        152,061        184,688
                                 --------       --------         --------       --------       --------
Ratio ....................       .75 to 1       .53 to 1         .59 to 1       .52 to 1       .33 to 1



While there are no statutory requirements applicable to the Company which establish permissible premium to surplus ratios, guidelines established by the NAIC provide that the statutory net premiums written to surplus ratio should be no greater than 3 to 1. The Company is well within those guidelines.

NYMAGIC's principal source of income is dividends from its subsidiaries, which are used for payment of operating expenses, including interest expense, loan repayments and payment of dividends to NYMAGIC's shareholders. The maximum amount of dividends that may be paid to NYMAGIC by the domestic insurance company subsidiaries is limited to the lesser of 10% of policyholders' surplus or 100% of adjusted net investment income, as defined under New York Insurance Law. Within this limitation, the maximum amount which could be paid to the Company out of the domestic insurance companies' surplus was approximately $14.7 million as of December 31, 2004.

The Company's subsidiaries have paid dividends to the Company of $15.5 million, $9.6 million and $12.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Included within these amounts were extraordinary dividends of $15 million and $5 million for 2004 and 2003, respectively.

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

Several states have established guaranty funds which serve to provide the assured with payments due under policies issued by insurance companies that have become insolvent. Insurance companies that are authorized to write in states are assessed a fee, normally based on direct writings in a particular state, to cover any payments made or to be made by guaranty funds. New York Marine and Gotham are subject to such assessments in the various states. The amounts paid for such assessments were approximately $185,000, $121,000 and $98,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Terrorism Risk Insurance Act of 2002 ("TRIA") became effective on November 26, 2002. TRIA applies to all licensed and surplus lines insurers doing business in the United States, including Lloyd's and foreign insurers, who are writing commercial property or casualty insurance. Under TRIA, the federal government will provide the insurance industry with assistance in the event there is a loss from certain acts of terrorism. The program terminates on December 31, 2005. Each insurer has an insurer deductible under TRIA, which is based upon the prior year's direct commercial earned premiums. For 2004, that deductible was 10% of direct commercial earned premiums in 2003. The insurer deductible percentage is 15% in 2005. For losses exceeding the insurer deductible, the federal government will reimburse the insurer for 90% of insured losses, while the insurer retains 10%. The Company's insurer deductible under TRIA would have been approximately $11 million in 2004, and would be $21 million in 2005.

The TRIA will assist the Company to mitigate our exposure in the event of loss from an act of terrorism. In addition, part of the insurer deductible might be satisfied by recoveries under the Company's existing reinsurance program, and the Company has purchased additional reinsurance to further minimize its loss from an act of terrorism. In January 2005 the Company obtained reinsurance protection for a one year period covering a limit of $12,000,000 in excess of the first $4,000,000 retained losses to the Company arising from terrorist acts.

Investment Policy

The Company follows an investment policy, which is reviewed quarterly and revised periodically by management and is approved by the Finance Committee of the Board of Directors. The investments of the Company's subsidiaries conform to the requirements of the New York State Insurance Law and Regulations as well as the National Association of Insurance Commissioners (the "NAIC"). The Company recognizes that an important component of its financial results is the return on invested assets. As such, management establishes the appropriate mix of traditional fixed income securities and other investments (including equity and equity-type investments; e.g. hedge funds) to maximize rates of return while minimizing undue reliance on low quality securities. Overall investment objectives are to (i) seek competitive after-tax income and total return as appropriate, while being cognizant of the impact certain investment decisions may have on the Company's shareholders' equity, (ii) maintain, in aggregate, medium to high investment grade fixed income asset quality, (iii) ensure adequate liquidity and marketability to accommodate operating needs, (iv) maintain fixed income maturity distribution commensurate with the Company's business objectives and (v) provide portfolio flexibility for changing business and investment climates. The Company's investment strategy incorporates guidelines (listed below) for asset quality standards, asset allocations among investment types and issuers, and other relevant criteria for the investment portfolio. In addition, invested asset cash flows, from both current income and investment maturities, are structured after considering the amount and timing of projected liabilities for losses and loss adjustment expenses under New York Marine and Gotham's insurance policies using actuarial models.

The investment policy for the Company as of December 31, 2004 was as follows:

Liquidity Portfolio: The Company may invest, without limitation, in liquid instruments. Investments in the Liquidity Portfolio may include, but are not necessarily limited to, cash, direct obligations of the U.S. Government, repurchase agreements, obligations of government instrumentalities, obligations of government sponsored agencies, certificates of deposit, prime bankers acceptances, prime commercial paper, corporate obligations and tax-exempt obligations rated Aa3/AA- or MIG2 or better. The liquidity portfolio shall consist of obligations with one year's duration or less at the time of purchase and will be of sufficient size to accompany the Company's expected cash outlays for the immediate six-month period.

Fixed Income Portfolio: Obligations of the U.S. Government, its instrumentalities and government-sponsored agencies will not be restricted as to amount or maturity. Asset backed securities, corporate obligations, tax-exempt securities and preferred stock investments with sinking funds will not be restricted as to maturity. At least 50% of the fixed income and liquidity portfolio, collectively, shall be rated at minimum Baa2 by Moody's or BBB by S&P.

Equity and Equity-Type Securities (Hedge Funds): Investments in this category (including convertible securities) may be made without limitation. With respect to Hedge Fund investments, no more than 10% of assets allocated to hedge funds shall be invested in any single fund without the prior approval of the Finance Committee of the Board of Directors. Similarly, no more than 40% of assets allocated to hedge funds shall be concentrated in any one strategy without the prior approval of the Finance Committee of the Board of Directors.

The investment policy for New York Marine as of December 31, 2004 was as follows:

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

The following sets forth the allocation of our investment portfolio as of the dates indicated:

                                                          December 31, 2004    Percent    December 31, 2003        Percent
                                                          -----------------    -------    -----------------        -------
Fixed Maturities Available for Sale (Fair Value):
------------------------------------

U.S. Treasury Securities                                 $    10,018,470         1.59%     $    9,184,916           1.77%
Municipalities                                                 7,652,500         1.21%         17,352,350           3.34%
Corporate  Bonds                                              95,061,930        15.07%         66,933,425          12.88%
-----------------------------------------------       --------------------------------------------------------------------
           Subtotal                                      $   112,732,900        17.87%     $   93,470,691          17.99%

Trading Securities (Fair Value):
------------------
Collateralized Debt Obligations                               17,767,675         2.82%         61,736,951          11.88%
-----------------------------------------------       --------------------------------------------------------------------
Total Fixed Maturities and Trading Portfolio             $   130,500,575        20.69%     $  155,207,642          29.87%

Cash &  Short-term  Investments (at Cost)                    309,894,313        49.12%        259,000,216          49.84%
-----------------------------------------------       --------------------------------------------------------------------
Total Fixed Maturities, Cash and Short-term Investments  $   440,394,888        69.81%        414,207,858          79.71%

Limited Partnership Hedge Funds (at Equity)                  190,477,346        30.19%        105,434,419          20.29%
--------------------------------------------------------------------------------------------------------------------------
Total Investment  Portfolio                                  630,872,234       100.00%     $  519,642,277         100.00%



Relationship with Mariner Partners, Inc.

The Company's investments are monitored by management and the Finance Committee of the Board of Directors. The Company entered into an investment management agreement with Mariner Partners, Inc. ("Mariner") effective October 1, 2002 that was amended and restated on December 6, 2002. As described in more detail under "Mariner Investment Management Agreement," under the terms of the agreement, Mariner manages the Company's and its domestic insurance subsidiaries' investment portfolios. Fees to be paid to Mariner are based on a percentage of the investment portfolio as follows: .20% of liquid assets, .30% of fixed maturity investments and 1.25% of hedge fund (limited partnership) investments. William J. Michaelcheck, a Director of the Company, is Chairman, Chief Executive Officer and owns a majority of the stock of Mariner. George R. Trumbull, Chairman, Chief Executive Officer and a Director of the Company, A. George Kallop, Executive Vice President and Chief Operating Officer, and William D. Shaw, Jr., Vice Chairman and a Director of the Company, are also associated with Mariner.

Mariner also entered into a voting agreement with Mark W. Blackman, Blackman Investments, LLC (now Lionshead Investments, LLC) and certain trusts and foundations affiliated with Louise B. Tollefson, of which Robert G. Simses, a director of the Company, is trustee, on February 20, 2002. As described in more detail under "Voting Agreement," Mariner, with the approval of two of the three voting agreement participating shareholders, is generally authorized to vote all of the common shares covered by the voting agreement, which constituted approximately 27% of the Company's issued and outstanding shares of common stock as of March 1, 2005.

The voting agreement also gives Mariner the right to purchase up to 1,800,000 shares of the Company's common stock from the voting agreement participating shareholders. The option exercise price per share is based on the date the option is exercised. At the time the voting agreement was signed, the option exercise price was $19.00, with the exercise price increasing $0.25 per share every three months, subject to deduction for dividends paid. The exercise price of the option as of March 1, 2005 was $21.52. Generally, Mariner's option will expire 30 days after the termination of the voting agreement, which is scheduled to terminate on February 15, 2007, if not terminated earlier.

Voting Agreement

On   February   20,   2002,   shareholders   who   are   affiliated   with   the
Blackman/Tollefson family entered into a voting agreement with Mariner which affected approximately 27% of the voting power of NYMAGIC as of March 1, 2005.

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

The shares subject to the voting agreement were originally held by John N. Blackman, Sr., who founded the Company in 1972 and died in 1988. The shareholders who are parties to the voting agreement are either heirs of Mr. Blackman, whom we refer to as our founder, or entities established or controlled by them. Three of those shareholders are designated in the voting agreement as "participating shareholders" and have the specific rights described below. The participating shareholders are as follows:

   o Mark W. Blackman, a son of our founder and Louise B. Tollefson, is a participating shareholder in his individual capacity. He was a member of our Board of Directors from 1979 until May 2004 and served as our President from 1988 to 1998. He has been our Chief Underwriting Officer since June 2002.

   o John N. Blackman, Jr., a son of our founder and Louise B. Tollefson, acts as a participating shareholder in his dual capacity as controlling member of Lionshead Investments LLC and co-trustee of the Blackman Charitable Remainder Trust dated April 1, 2001. He was a member of our Board of Directors from 1975 until May 2004 and served as Chairman of the Board from 1988 to 1998.

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

Voting Rights of Mariner

The participating shareholders retained significant voting rights over their shares under the voting agreement. Mariner may only vote the shares that are subject to the voting agreement with the written approval of two of the three participating shareholders. If two of the three participating shareholders fail to approve any vote by Mariner on any matter, then Mariner is not permitted to vote on that matter and generally the participating shareholders are also not permitted to vote on that matter. However, if one of the following types of matters is under consideration and two of the three participating shareholders fail to approve the vote by Mariner, the participating shareholders are entitled to vote their shares instead of Mariner:

   o    the merger or consolidation of NYMAGIC into or with another corporation;

   o    the sale by NYMAGIC of all or substantially all of its assets;

   o    the dissolution and/or liquidation of NYMAGIC; or

   o    any recapitalization or stock offering of NYMAGIC.

Nomination of Directors

Prior to the amendment to the voting agreement dated February 24, 2004 (the "2004 Amendment") the voting agreement provided for our Board of Directors to consist of twelve directors. The 2004 Amendment increased the size of the Board to thirteen members and David E. Hoffman was elected to the newly created Board position on February 26, 2004. As contemplated by the 2004 Amendment, the size of the Board was reduced to nine prior to the 2004 annual meeting of shareholders. See "Amendments to the Voting Agreement."

   o Prior to the 2004 Amendment, Mariner was entitled to nominate four candidates. Following the 2004 Amendment, Mariner is entitled to nominate three candidates for election to the Board. The three current directors who were nominated by Mariner are William J. Michaelcheck, George R. Trumbull, III, who serves as our Chairman and Chief Executive Officer, and William D. Shaw, Jr., who serves as our Vice Chairman.

   o Prior to the 2004 Amendment, each participating shareholder was entitled to nominate two candidates. Following the 2004 Amendment, each of Robert G. Simses, Mark W. Blackman and John N. Blackman,

          Jr. is entitled to nominate one candidate for election to the Board, provided that the candidates nominated by Mark W. Blackman and John N. Blackman, Jr. shall qualify as independent directors under the rules of the New York Stock Exchange and all other applicable laws and regulations. The three current directors nominated by Mark W. Blackman, John N. Blackman, Jr., and Robert J. Simses are Glenn Angiolillo, John R. Anderson and Robert G. Simses, respectively.

   o Prior to the 2004 Amendment, our Chief Executive Officer was entitled to nominate two candidates. Following the 2004 Amendment, our Chief Executive Officer is entitled to nominate three candidates for election to the Board, all of whom shall qualify as independent directors under the rules of the New York Stock Exchange and all other applicable laws and regulations. The three current directors who were nominated by Mr. Trumbull are David W. Young, John T. Baily and David E. Hoffman.

On February 17, 2005, John R. Anderson,  Glenn Angiolillo,  John T. Baily, David
E. Hoffman, William J. Michaelcheck, William D. Shaw, Jr., Robert G. Simses, George R. Trumbull, III, and David W. Young were nominated for election to the Board at the next annual meeting of shareholders.

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

Election of Directors

Provided that the candidates of the participating shareholders would not be legally disqualified from serving as directors of NYMAGIC, Mariner is required to vote all shares that are subject to the voting agreement in favor of the election of those candidates, or any successor or replacement candidates, nominated by the participating shareholders. Mariner is not permitted to vote the shares subject to the voting agreement to remove any director nominated by a participating shareholder without the consent of that participating shareholder. In accordance with the general voting provisions discussed above under the heading "Voting Rights of Mariner," Mariner is permitted to vote the shares subject to the voting agreement to elect its own candidates only with the written approval of two of the three participating shareholders. In connection with the election of directors at the annual meeting of shareholders in 2004, all three of the participating shareholders approved the voting of those shares to elect the three candidates nominated by Mariner.

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

Mariner Stock Option

The voting agreement also gives Mariner the right to purchase at any time and from time to time up to 1,800,000 shares of our common stock from the participating shareholders in the amounts set forth below opposite each participating shareholder's name:



     o    Mark W. Blackman                                       450,000 shares

     o    Lionshead Investments, LLC                             450,000 shares

     o    Robert G. Simses, as trustee of the Tollefson trusts   900,000 shares

In the event Mariner exercises this option, Mr. Simses will have the sole right to determine the number of shares to be provided by any one of the Tollefson trusts.

The option exercise price per share is based on the date the option is exercised. At the time the voting agreement was signed, the option exercise price was $19.00, with the exercise price increasing $0.25 per share every three months. The initial exercise price of $19.00 was approximately equal to the mid-point of the market price of our common stock and the book value of our common stock during the period in which the voting agreement was negotiated. The final exercise price, for exercises between February 15, 2007 and March 17, 2007, is $24.00 per share. The exercise price will be adjusted by deducting the cumulative amount of dividends paid by us in respect of each share of its common stock from January 31, 2003 through the date Mariner exercises its option. This option was granted with the intention of aligning Mariner's interests with the interests of all of our shareholders. The exercise price of the option as of March 1, 2005 was $21.52 per share.

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

On April 4, 2002, Mariner entered into an agreement with each of William D. Shaw, Jr., the Company's Vice Chairman, and A. George Kallop, the Company's Executive Vice President and Chief Operating Officer, whereby Mariner agreed to hold a portion of the option covering 315,000 shares of NYMAGIC as nominee for each of Mr. Shaw and Mr. Kallop. Effective January 1, 2005, Mr. Shaw waived his interest in the option covering 315,000 shares of NYMAGIC and became a shareholder of Mariner.

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

Transferability of NYMAGIC Shares

The participating shareholders retain the right to transfer any of the shares covered by the voting agreement, provided that two conditions are satisfied. First, the participating shareholders must at all times retain the number of shares necessary to enable Mariner to exercise its option. Second, except for 250,000 shares of each participating shareholder, the transferred shares must remain subject to the voting agreement. Mariner waived the requirement that assignees be bound by the voting agreement with respect to 2,150,000 shares sold pursuant to a public offering in December 2003, and 1,092,735 shares purchased by the Company in January 2005.

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

Regulatory Considerations

During the period of management changes in May and June 2002, Mariner's voting rights, board nomination rights and right to acquire through exercise of the option 10% or more of the voting stock of NYMAGIC were not yet effective. The reason for this delayed effectiveness is that, for purposes of the New York insurance holding company statute, the exercise of any of those rights would have constituted "control" of NYMAGIC and its subsidiaries, New York Marine and Gotham. Under the provisions of the holding company statute which govern acquisitions of control, Mariner and its majority owner, William J. Michaelcheck, were required to obtain the approval of the New York Superintendent of Insurance before any of the above control rights could go into effect. Accordingly, on April 1, 2002, Mariner and Mr. Michaelcheck filed an application for approval of acquisition of control with the New York Superintendent of Insurance.
As a condition of obtaining that approval, on July 8, 2002, Mariner and Mr. Michaelcheck furnished a commitment letter to the New York State Insurance Department, which, among other matters, provided that until July 31, 2004, Mariner and Mr. Michaelcheck would prevent New York Marine and Gotham from paying any dividends without the prior written consent of the department. New York Marine and Gotham adopted board of directors' resolutions containing a comparable commitment not to pay dividends prior to July 31, 2004 without the prior written consent of the department, and NYMAGIC submitted those resolutions to the department in conjunction with Mariner's application. Following receipt of the commitment letter and New York Marine and Gotham board resolutions, and completion of the department's review of the application, the Superintendent of Insurance granted approval for the acquisition of control on July 31, 2002. Since that time, Mariner has had the full ability to exercise the share voting rights, board nomination rights and option rights provided in the voting agreement.

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

Following the sale of common stock in December 2003 by certain shareholders that are parties to the voting agreement, the Company was no longer a "controlled company" as defined in the New York Stock Exchange Listed Company Manual. Accordingly, the Company was required to have a majority of independent directors by December 16, 2004. In order to permit the Company to comply with this requirement certain provisions of the voting agreement relating to the nomination of directors and the size of the Board of Directors were amended on February 24, 2004 as described in "Nomination of Directors" above.

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

Fees to be paid to Mariner under the investment management agreement are based on a percentage of the investment portfolio as follows: 0.20% of liquid assets, 0.30% of fixed maturity investments and 1.25% of hedge fund (limited partnership) investments. We incurred Mariner investment expenses of $3,165,030, $1,753,021 and $317,514 pursuant to this agreement in 2004, 2003 and 2002, respectively. Assuming this agreement remains in effect, the Company anticipates incurring Mariner investment expenses of approximately $3.8 million pursuant to this agreement in 2005. In the event that assets in the hedge fund and equity portfolio are invested in alternative investment vehicles managed by Mariner or any of its affiliates, the 1.25% advisory fee is waived with respect to those investments, although any fees imposed by the investment vehicles themselves are nonetheless payable. In 2003, the Company entered into a limited partnership hedge fund (Tiptree) managed by a Mariner affiliated company. In 2003, the Company made an investment of $11.0 million, representing a 100% interest in Tiptree, which is consolidated in the financial statements. An additional investment of $4.65 million was made in Tiptree in

2004. The Company is committed to providing an additional $4.35 million in capital to Tiptree. Tiptree invests in collateralized debt obligations. Under the provisions of the agreement, the Mariner affiliated company is entitled to 50% of the net profit realized upon the sale of certain collateralized debt obligations held by the Company. Investment expenses incurred and payable under the Tiptree agreement at December 31, 2004 amounted to $1,459,255 and were based upon the fair value of those securities held and sold during 2004. The Tiptree agreement also provides for other fees payable to the manager based upon the operations of the hedge fund. There were no other fees incurred through December 31, 2004. The Company cannot withdraw funds from Tiptree for a minimum period of three years without the consent of the hedge fund manager.

William J. Michaelcheck, a Director of the Company, is Chairman and Chief Executive Officer of Mariner and owns a majority of the stock of Mariner. George
R. Trumbull, Chairman, Chief Executive Officer and a Director of the Company, A. George Kallop, Executive Vice President and Chief Operating Officer of the Company, and William D. Shaw, Jr., Vice Chairman and a Director of the Company, are also associated with Mariner. Currently, Mr. Shaw is a shareholder of Mariner and Messrs. Trumbull and Kallop have contractual relationships with Mariner relating to consulting services. As noted above, pursuant to the voting agreement, Mariner, together with the participating shareholders (Mark W. Blackman, John N. Blackman, Jr. and Robert G. Simses), controlled the vote of approximately 27% of NYMAGIC's outstanding voting securities as of March 1, 2005.

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

Subsidiaries

NYMAGIC was formed in 1989 to serve as a holding company for the subsidiary insurance companies. NYMAGIC's largest insurance company subsidiary is New York Marine which was formed in 1972. NYMAGIC's other domestic insurance company subsidiary, Gotham, was organized in 1986 as a means of expanding into the excess and surplus lines marketplace. New York Marine and Gotham entered into a Reinsurance Agreement, effective January 1, 1987, under the terms of which Gotham cedes 100% of its gross direct business to New York Marine and assumes 15% of New York Marine's total retained business, beginning with the 1987 policy year. Accordingly, for policy year 1987 and subsequent, Gotham's underwriting statistics are similar to New York Marine's. As of December 31, 2004, 75% and 25% of Gotham's common stock is owned by New York Marine and NYMAGIC, respectively.

Gotham does not assume or cede business to or from other insurance companies. As of December 31, 2004, New York Marine had aggregate receivables due from Gotham of approximately $38 million, or 23% of New York Marine's policyholders' surplus. Gotham had aggregate reinsurance receivables due from New York Marine, as of December 31, 2004, of approximately $38 million, or 65% of Gotham's policyholders' surplus.

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

Tiptree, the limited partnership hedge fund in which the Company has a 100% interest, was formed in 2003 as a limited partnership to invest in CDOs.

Competition

The insurance industry is highly competitive and the companies, both domestic and foreign, against which the Company competes, are often larger and could have greater capital resources than the Company and the pools. The Company's principal methods of competition are pricing and responsiveness to the individual insured's coverage requirements.

We compete in the United  States and  international  markets  with  domestic and international insurance companies. In the area of our primary focus, ocean marine liability, there are approximately 50 insurance companies writing almost $2.5 billion in annual premiums for ocean, drill rig, hull, war, cargo and other marine liability. Our main competitors and their respective shares of this market, as determined by Best's Aggregates and Averages, 2004 Edition (which used 2003 data), are: American International Group, Inc., 10.3%; CNA Insurance Cos., 10.1%; Ace INA Group, 9.5%; White Mountains Insurance Group, 5.7%; Allianz of America, Inc., 5.7%; Chubb Group of Insurance Companies, 5.6%; St. Paul Companies, 5.3%, and, Navigators Insurance Group, 5.0%. Our market share is approximately 2.8%. We also write opportunistic excess and surplus property and casualty insurance programs for professional liability, commercial real estate, employment practices liability, surety, excess worker's compensation and commercial automobiles, but given the magnitude of these markets our market share is insignificant.

The Company believes it can successfully compete against other companies in the insurance market due to its philosophy of underwriting quality insurance, its reputation as a conservative well-capitalized insurer and its willingness to forego unprofitable business.

Employees

The  Company   currently   employs  119  persons,   of  whom  25  are  insurance
underwriters. None of our employees is covered by a collective bargaining agreement and management considers the relationship with our employees to be good.

Code of Conduct and Corporate Goverance Documents

The Company maintains a separate, independent, as defined under the New York Stock Exchange rules, Audit Committee of four directors who have been appointed by the Board of Directors: Messrs. Glenn Angiolillo, John T. Baily (chairman and financial expert), David E. Hoffman and David W. Young.

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


Item 3. Legal Proceedings

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

On February 8, 2005 the Company and the individual members of its Board of Directors were served with a purported shareholder derivative action lawsuit brought in New York Supreme Court, Queens County, relating to the Company's purchase on January 7, 2005 of approximately 1.1 million shares of its common stock from certain members, or trusts controlled by certain members, of the family of John N. Blackman, the Company's founder. The complaint, which was brought by one of our shareholders, Linda Parnes, who together with Alan Russell Kahn, owns 100 shares of the Company's common stock, alleges that the Board of Directors breached their fiduciary duty, wasted corporate assets and abused their control over the Company by paying an excessive price for the shares. The plaintiff is seeking damages against members of the Board of Directors and rescission of the purchase. The Company's answer to the complaint is required to be filed by April 1, 2005. The Company believes that the complaint is wholly without merit, and will defend it vigorously.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

The Company did not submit any matters to a vote of security holders during the fourth quarter of 2004.

                                     PART II

Item 5. Market for Registrant's  Common Equity,  Related Stockholder Matters and
--------------------------------------------------------------------------------
Issuer Purchases of Equity Securities
-------------------------------------

The Company's  common stock trades on the New York Stock  Exchange (NYSE Symbol:
NYM). The following table sets forth high and low sales prices of the common stock for the periods indicated as reported on the New York Stock Exchange composite transaction tape.


                                          2004                      2003
                                 -----------------------   ---------------------
                                     High         Low          High         Low
                                     ----         ---          ----         ---
First Quarter ..............    $   28.85    $   23.99    $   20.22    $   18.00
Second Quarter .............        27.98        23.45        23.50        18.20
Third Quarter ..............        26.50        20.93        26.53        19.80
Fourth Quarter .............        25.86        19.53        27.84        22.60

As of March 1, 2005, there were 62 shareholders of record. However, management believes there were approximately 719 beneficial owners of NYMAGIC's common stock as of November 23, 2004.

Dividend Policy

The Company did not declare a dividend at any time during 2002. The Company declared a dividend of six cents per share to shareholders of record in March, June, September and December in each of 2003 and 2004. For a description of restrictions on the ability of the Company's insurance subsidiaries to transfer funds to the Company in the form of dividends, see "Business - Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data, which was derived from our historical consolidated financial statements included in our annual reports on Form 10-K for the years then ended. You should read the following together with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included in "Item 8. Financial Statements and Supplementary Data."



OPERATING DATA                                                         Year Ended December 31,

                                             --------------------------------------------------------------------------
                                                   2004           2003        2002         2001           2000
                                                   ----           ----        ----         ----           ----
                                                            (In thousands, except per share amounts)
Revenues:
Net premiums earned..........................  $  116,333     $  96,394    $ 113,457   $  84,633       $  75,448
Net investment income........................      23,679        22,394       15,821      17,388          18,076
Commission income............................         461          (230)       1,549       3,312             903
Net realized investment gains................         678           550        8,456       2,874           5,247
Other income.................................       1,790         1,688          186         285           1,059
                                                 --------     ---------    ---------    --------       ---------

Total revenues...............................  $  142,941     $ 120,796    $ 139,469   $ 108,492       $ 100,733
                                                 ========     =========    =========   =========       =========

Expenses:
Net losses and loss adjustment
  expenses incurred..........................  $   66,558     $  55,715    $  73,356   $  87,901       $  68,063
Policy acquisition expenses..................      25,166        19,430       18,899      16,083          18,178
General and administrative expenses..........      23,247        19,428       18,373      16,952          19,439
Interest expense.............................       5,353            26          575         395             712
                                                 --------     ---------    ---------   ---------       ---------

Total expenses...............................  $  120,324     $  94,599    $ 111,203   $ 121,331       $ 106,392
                                                 ========     =========    =========   =========       =========

Income (loss) before income taxes............  $   22,617      $ 26,197    $  28,266   $ (12,839)      $  (5,659)
                                                 --------      --------     --------   --------        --------
Income taxes expense (benefit)
  Current....................................       3,835         8,987      (4,869)         798           1,276
  Deferred...................................       4,151           117       4,425         (498)         (1,433)
                                                 --------      --------    --------     --------       ---------
Total income taxes...........................       7,986         9,104        (444)         300            (157)
                                                 --------      --------    --------     --------       ---------

Net income (loss)............................  $   14,631     $  17,093    $  28,710   $ (13,139)      $  (5,502)
                                                 ========      ========     ========    ========       =========


BASIC EARNINGS (LOSS) PER SHARE:

Weighted average shares outstanding..........       9,736         9,673        9,277       9,232           9,244
Basic earnings (loss) per share..............        1.50     $    1.77    $    3.09   $   (1.42)       $   (.60)
                                                 ========      ========     ========    ========        ========


DILUTED EARNINGS (LOSS) PER SHARE:

Weighted average shares outstanding..........       9,916         9,828        9,309       9,232           9,244
Diluted earnings (loss) per share............  $     1.48     $    1.74    $    3.08   $   (1.42)      $    (.60)
                                                 ========      ========     ========   =========       =========

Dividends declared per share.................  $      .24     $     .24    $     .00   $     .30       $    .40
                                                 ========     =========     ========   =========       =========

BALANCE SHEET DATA:

                                                                       Year Ended December 31,

                                             --------------------------------------------------------------------------
                                                      2004           2003          2002           2001            2000
                                                      ----           ----          ----           ----            ----
                                                                   (In thousands, except per share amounts)

Total cash and investments........................$ 630,872      $519,642      $430,470        $369,048       $371,844
Total assets...................................     997,094       875,125       824,007         856,997        720,329
Unpaid losses and loss adjustment expenses.....     503,261       518,930       516,002         534,189        411,267
Notes payable..................................     100,000            --         6,220           7,911          7,458
Total shareholders' equity.....................     258,118       244,291       220,953         199,272        216,290
Book value per share...........................$      25.91      $  24.47      $  23.54         $ 21.46       $  23.62


For a description of factors that  materially  affect the  comparability  of the
information   reflected  in  the  Selected  Financial  Data,  see  "Management's
Discussion and Analysis of Financial Condition and Results of Operations".

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview and Highlights-2004 year

     o    Net income of $14.6 million or $1.48 per diluted share

     o Gross premium growth in core lines (ocean marine, inland marine/fire and other liability) of 31% over 2003

     o    Combined ratio of 98.8%

     o    Net investment income growth of 6% over 2003

     o Favorable net loss reserve development reported on prior year loss reserves of $15 million

     o Total cash and invested assets of $631 million, up from $520 million at year end 2003

     o Total shareholders' equity of $258 million, up from $244 million at year end 2003

     o Total reinsurance receivables of $262 million, down from $281 million at year end 2003

     o    Raised $100 million through the sale of 6.5% Senior Notes

     o Formed business relationships with various program managers to produce additional property and casualty insurance premiums

Results of Operations

The Company's results of operations are derived from participation in pools of insurance covering ocean marine, inland marine, aircraft and other liability insurance managed by MMO and affiliates. Since January 1, 1997, the Company's participation in the pools has been increased to 100%. The Company formerly wrote aircraft business, but has ceased writing any new policies covering aircraft insurance for periods subsequent to March 31, 2002.

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


NYMAGIC Gross Premiums Written by
         Segment                                         Year Ended December 31,
------------------------                    -------------------------------------------------
                                                2004              2003               2002
                                            -------------------------------------------------
                                                          (Dollars in thousands)

Ocean marine .......................      $104,726  57%      $ 94,649  66%      $ 89,301  59%
Inland marine/Fire .................        16,878   9%        16,515  12%        13,311   9%
Other liability ....................        61,688  34%        28,468  20%        13,874   9%
                                         ---------------------------------------------------
                     Subtotal ......       183,292 100%       139,632  98%       116,486  77%
Aircraft ...........................           342  --          3,565   2%        35,874  23%
MMO London .........................            --  --             --  --            157  --
                                         ---------------------------------------------------
Total ..............................      $183,634 100%      $143,197 100%      $152,517 100%
                                          ===================================================

NYMAGIC Net Premiums Written
       By Segment                                          Year Ended December 31,
-------------------------                   --------------------------------------------------
                                                2004              2003               2002
                                            --------------------------------------------------
                                                          (Dollars in thousands)

Ocean marine .......................      $ 82,689    60%    $ 67,744    69%    $ 70,839   67%
Inland marine/Fire .................         5,255     4%       4,833     5%       2,975    3%
Other liability ....................        49,190    36%      22,961    23%       9,960    9%
                                         ----------------------------------------------------
   Subtotal ........................       137,134   100%      95,538    97%      83,774   79%
Aircraft ...........................            (6)   --        2,769     3%      22,366   21%
MMO London .........................            --    --           --    --          302   --
                                         ----------------------------------------------------
Total ..............................      $137,128   100%    $98,307   100%    $106,442  100%
                                          ====================================================

NYMAGIC Net Premiums Earned
       By Segment                                         Year Ended December 31,
-----------------------                     --------------------------------------------------
                                                2004              2003               2002
                                            --------------------------------------------------
                                                          (Dollars in thousands)

Ocean marine .......................      $ 76,361    66%    $ 73,096    76%    $ 61,887   54%
Inland marine/Fire .................         4,919     4%       4,234     4%       2,371    2%
Other liability ....................        35,056    30%      16,126    17%       6,883    6%
                                         ----------------------------------------------------
   Subtotal ........................       116,336   100%      93,456    97%      71,141   62%
Aircraft ...........................            (3)   --        2,938     3%      38,157   34%
MMO London .........................            --    --           --    --        4,159    4%
                                         ----------------------------------------------------
Total ..............................      $116,333   100%     $96,394   100%    $113,457  100%
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

The Company estimates reserves each year based upon, and in conformity with, the factors discussed under "Business-Reserves." Changes in estimates of reserves are reflected in operating results in the year in which the change occurs.

Year Ended December 31, 2004 as Compared to Year Ended December 31, 2003

Net income for the year ended December 31, 2004 was $14.6 million or $1.48 per diluted share, as compared to $17.1 million, or $1.74 per diluted share, for the year ended December 31, 2003. The decrease in net income in 2004 compared to 2003 was primarily attributable to lower investment yields, primarily from limited partnerships, an increase in interest expense arising from the Company's issuance of $100 million of 6.5% senior notes on March 11, 2004 and the expenses incurred by the Company in connection with compliance with section 404 of the Sarbanes-Oxley Act.

Total revenues for the year ended December 31, 2004 were $142.9 million compared with $120.8 million for the year ended December 31, 2003 primarily reflecting increases in net premiums earned.

Net realized investment gains after taxes were $440,000, or $.04 per diluted share, and $357,000, or $.04 per diluted share, for the years ended December 31, 2004 and 2003, respectively. These amounts reflect the sale of fixed income investments.

Gross premiums written, net premiums written and net premiums earned for the year ended December 31, 2004 increased by 28%, 39% and 21%, respectively, when compared to the same period of 2003 reflecting growth in all of our core segments of business.

Premiums for each segment are discussed below:

Ocean marine gross premiums written grew by 11% during 2004 when compared to the prior year. The 2004 year premiums reflect an increase in cargo premium production as a result of our agreement with Southern Marine & Aviation, a leading provider of insurance for bulk petroleum cargo shipments, which commenced underwriting for the Company in the fourth quarter of 2003. Gross premiums in 2004 also reflect a leveling to slight decline in premium rates across all classes with the largest rate decreases occurring in the drill rig class. The leveling of premium rates follows a few years of rate increases. Net premiums written increased by 22% in 2004 when compared to 2003 reflecting increased gross premiums as well as higher net retentions per loss. The Company's net loss retention increased to a maximum of $4 million for any one risk or any one occurrence effective on policies written during 2004 compared with $2 million for any one risk or any one occurrence effective on policies written during 2003. Partially offsetting the reduction in ceded written premiums in 2004 were $1.6 million in reinsurance reinstatement costs incurred as a result of the Hurricane Ivan catastrophe loss. There were no reinsurance reinstatement costs incurred on catastrophe losses in 2003. Net premiums earned grew by 4% in 2004 when compared to 2003 reflecting growth in premium production partially offset by reinsurance reinstatement costs. The Company cannot assure that ocean marine rates will not further decrease in 2005.

Inland marine/fire gross premiums written increased by 2% for the year ended December 31, 2004 when compared to 2003. The increase in premium writings reflect additional production from policies covering inland marine, fire, and motor truck cargo and new production sources in the surety class. Gross premiums written in 2004 reflect mildly lower market rates. Both net premiums written and net premiums earned increased 9% and 16%, respectively, over the comparable 2003 amounts primarily reflecting higher net loss retention levels.

Other liability gross premiums written rose by 117% for the year ended December 31, 2004 when compared to 2003 primarily due to premium volume increases from existing classes and new classes of business. The growth in gross premiums written from existing classes of business was derived from the professional liability class, which rose from $6.0 million in 2003 to $22.6 million in 2004 as well as additional production in the contractor's liability class. As the Company commenced underwriting excess workers compensation and commercial auto insurance in the latter half of 2003, volume increases from each of these classes of business were also achieved in 2004. Gross premiums written in 2004 and 2003 for excess workers compensation were $14.5 million and $6.2 million, respectively, and $6.9 million in commercial auto for 2004 as compared to $3.3 million in 2003. Premium rates in the professional liability class were flat in 2004; however, premium rates in some of the Company's other casualty classes have decreased by as much as 15% in 2004 when compared to the same period in 2003. The leveling of premium rates follows a few years of significant rate increases. Net premiums written and net premiums earned grew by 114% and 117%, respectively, over the prior year due to production increases achieved in 2004. The Company cannot assure that other liability rates will not further decrease in 2005.

Aircraft premiums decreased substantially in 2004 as a result of the Company having ceased writing new aircraft policies subsequent to March 31, 2002. Net premiums written and net premiums earned decreased in 2003 for the same reason.

Net losses and loss adjustment expenses incurred as a percentage of net premiums earned (the loss ratio) for the year ended December 31, 2004 was 57.2% compared to 57.8% for the year ended December 31, 2003. The Company recorded lower loss ratios in 2004 primarily due to a reduction in net loss reserves in the aircraft line of business of $8.3 million, or 7.1% of the loss ratio, relating to the events occurring on September 11, 2001. Specifically, the loss reserves relating to the terrorist attacks of September 11, 2001 on the Pentagon and the hijacked airliner that crashed in Pennsylvania were reduced as a result of lower than expected losses. Offsetting this benefit were net catastrophe losses in the ocean marine line in 2004 arising from Hurricane Ivan that increased losses incurred by $2.8 million and reduced net premiums earned by $1.6 million due to reinsurance reinstatement costs. There were no catastrophe losses reported in 2003. A few large current accident year losses occurring in the ocean marine line of business also contributed to a higher loss ratio in the ocean marine line in 2004. The inland marine/fire loss ratios for 2004 were lower than 2003, reflecting a lower frequency of claims and favorable loss development. The other liability loss ratio also improved in 2004 when compared to the loss ratio in 2003 primarily due to the growth in professional liability writings and excess liability lines of business, which largely reflected the beneficial impact of firmer rates in those classes of business.

The Company decreased net loss reserves by approximately $15 million in 2004 from the 2003 year end net unpaid loss reserve amount of $242 million. This benefit primarily resulted from the favorable development of aircraft loss reserves, which was largely attributable to the 2001 accident year. Both ocean marine and inland marine/fire also recorded favorable loss development as a result of a lower than expected emergence of losses. The favorable 2004 results were affected by net adverse loss development of $1.2 million resulting in part from provisions made for insolvent, financially impaired and commuted reinsurers, as compared to $1.0 million in 2003. The 2004 results also reflect $4.3 million of adverse development from the Company's other liability line reflecting reserve strengthening relating to a few specific umbrella exposures stemming from Asbestos losses, as compared to $750,000 in 2003.

Policy acquisition costs as a percentage of net premiums earned (the acquisition cost ratio) for the year ended December 31, 2004 were 21.6% as compared with 20.2% for the year ended December 31, 2003. The acquisition cost ratio for 2004 reflects an increase in the ocean marine ratio as a result of higher acquisition costs associated with new sources of cargo premium production and an increase in the other liability class reflecting higher acquisition costs relating to increases in the professional liability class of business. In addition, premiums earned in 2003 reflected larger amounts of aircraft premiums, which generally have a lower acquisition cost ratio than other lines of business.

General and administrative expenses increased by 19.7% to $23.2 million for the year ended December 31, 2004 from $19.4 million for the year ended December 31, 2003. The increase in 2004 was largely attributable to an increase in employee related expenses to service the growth in the Company's business operations. Contributing to the increase in 2004 were higher administrative expenses resulting from the implementation of computer systems and Sarbanes-Oxley related expenses.

The Company's combined ratio (the loss ratio plus the ratio of policy acquisition costs and general and administrative expenses divided by premiums earned) was 98.8% for the 2004 year compared with 98.1% for 2003.

Net investment income for the year ended December 31, 2004 increased by 6% to $23.7 million from $22.4 million for the year ended December 31, 2003. Although the Company maintained a larger invested asset base in 2004 than it did in 2003 as a result of favorable cash flow from operations and the proceeds received from the $100 million of 6.5% senior notes issued on March 11, 2004, investment yields declined in 2004 as a result of lower income from limited partnerships.

Investment income, net of investment fees, from each major category of investments is as follows:

                                                     Years ended December 31,
                                                     ------------------------
                                                        2004          2003
                                                        ----          ----
                                                           (in millions)
                                                           -------------

Fixed maturities, available for sale.................   $   4.4    $   4.2
Fixed maturities, trading securities.................      13.4       12.9
Short-term investments...............................       3.0        1.9
Equity in earnings of limited partnerships...........       7.7        8.5
                                                           ---------------
        Total investment income......................      28.5       27.5
Investment expenses..................................      (4.8)      (5.1)
                                                           ---------------
Net investment income................................   $  23.7    $  22.4
                                                        ==================


As of December 31, 2004 and 2003 investments in limited partnerships amounted to approximately $190.5 million and $105.4 million, respectively. A significant portion of the proceeds received from the $100 million of 6.5% senior notes were invested in limited partnerships. The equity method of accounting is used to account for the Company's limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership hedge fund to results of operations.

As of December 31, 2004 and 2003 investments in the trading portfolio amounted to approximately $17.8 million and $61.7 million, respectively. Net investment income for 2004 and 2003 reflects approximately $13.4 million and $12.9 million, respectively, derived from trading portfolio activities. These activities include the trading of collateralized debt obligations (CDOs) and treasury notes. The Company's trading portfolio is marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of trading securities are also recognized in net investment income.

As a result of the accounting treatment of its limited partnerships and trading portfolio, the Company's investment income results may be volatile. As the Company invests a greater percentage of its investment portfolio in limited partnership hedge funds and if the amount of trading securities held varies significantly during different periods, there may also be a greater volatility associated with the Company's investment income.

Commission and other income increased to $2.3 million for the year ended December 31, 2004 from $1.5 million for 2003 primarily as a result of other income received from litigation and arbitration settlements. The 2003 amounts consisted primarily of lesser amounts of income received from arbitration settlements. Larger amounts were also recorded in 2004 from reinsurance profit commissions on ocean marine business.

Net realized investment gains were $678,000 for the year ended December 31, 2004 as compared to $550,000 for the year ended December 31, 2003. These amounts reflect the sale of fixed income investments. Write-downs from other-than-temporary declines in the fair value of securities amounted to $124,000 and $0 for the years ended December 31, 2004 and 2003, respectively.

Interest expense was $5.4 million for the year ended December 31, 2004 compared to $26,000 for 2003 as a result of interest expense arising from the Company's issuance of $100 million of 6.5% Senior Notes on March 11, 2004.

Total income tax expense as a percentage of income before taxes for year ended December 31, 2004 was 35.3% as compared to 34.8% for the same period of 2003. The increase in the percentage primarily relates to higher state and local taxes in 2004 at the holding company level.

Premiums and other receivables, net increased to $42.6 million as of December 31, 2004 from $24.0 million as of December 31, 2003 due to increases in gross premiums written and larger balances due from the pool managed by MMO.

Reinsurance receivables on paid and unpaid losses, net, amounted to $14.5 million and $247.8 million, respectively, as of

December 31, 2004 as compared to $4.2 million and $276.6 million, respectively, as of December 31, 2003. Paid recoverables increased in 2004 primarily due to a large loss payment made at year end. Unpaid recoverables decreased in 2004 primarily due to declines in recoverables in the runoff line of aircraft business.

Other assets increased to $6.5 million as of December 31, 2004 from $3.7 million as of December 31, 2003 primarily as a result of deferred bond issuance costs incurred on the Company's 6.5% senior notes.

Unpaid losses and loss adjustment expenses decreased to $503.3 million at December 31, 2004 from $518.9 million at December 31, 2003. The decrease was primarily attributable to declines in loss reserves in the runoff aircraft line of business largely as a result of the reduction in reserves for the terrorist attacks on September 11, 2001 on the Pentagon and the hijacked airliner that crashed in Pennsylvania. Partially offsetting this decrease were increases in loss reserves in the Company's ocean marine and other liability lines of business due to increased production in 2004.

Reserve for unearned premiums of $83.1 million as of December 31, 2004 increased by 34% over the balance as of December 31, 2003. The percentage increase is comparable to the increase in gross premiums written from the Company's core lines of business.

Other liabilities increased to $26.6 million as of December 31, 2004 from $15.4 million for 2003 due in large part to increases in funds received from reinsurers and interest expense payable on the Company's 6.5% senior notes.


Year Ended December 31, 2003 as Compared to Year Ended December 31, 2002

Net income for the year ended December 31, 2003 was $17.1 million or $1.74 per diluted share, as compared to $28.7 million, or $3.08 per diluted share, for the year ended December 31, 2002. The decrease in net income in 2003 compared to 2002 was primarily attributable to realized investment gains and tax benefits of $9.3 million, or $0.99 per diluted share, resulting from the withdrawal from London operations in 2002.

Total revenues for the year ended December 31, 2003 were $120.8 million compared with $139.5 million for the year ended December 31, 2002 reflecting a decline in net premiums earned from lines of business in runoff.

Net realized investment gains after taxes were $357,000, or $.04 per diluted share, and $5.5 million, or $.59 per diluted share, in the years ended December 31, 2003 and 2002, respectively. The 2002 amounts reflected the sale of substantially all of the Company's fixed income investments.

Gross premiums written, net premiums written and net premiums earned for the year ended December 31, 2003 declined by 6%, 8% and 15%, respectively, when compared to the year ended December 31, 2002 as a result of the Company's decisions to cease writing aircraft business and to withdraw from operations in London. However, gross premiums written, net premiums written and net premiums earned from the Company's core segments (ocean marine, inland marine/fire and other liability) increased by 20%, 14% and 31%, respectively, in 2003 over 2002.

Premiums for each segment are discussed below:

Ocean marine gross premiums written grew by 6% during 2003 when compared to 2002. The increase reflected higher ocean marine rates with the largest rate increases, approximately 5% to 15%, occurring in the marine liability and hull classes and additional production was achieved in the marine liability class. Other marine classes experienced a leveling in rates. Partially offsetting the overall increase were decreases in policy count in the drill rig class partly as a result of some one-time builder's risk policies written in 2002, which were not renewed in 2003. Builder's risk policies may have policy terms greater than one year and accordingly their premiums are earned over the related policy periods. In addition, we did not renew certain cargo policies in order to reduce concentrations of risk. However, commencing in the fourth quarter of 2003, gross premiums included approximately $6.5 million of cargo premiums from our agreement with Southern Marine & Aviation, a leading provider of insurance for bulk petroleum cargo shipments. Net premiums written decreased by 4% reflecting larger amounts of ceded reinsurance premium as a result of higher costs as well as the business mix within the various classes of ocean marine insurance. Net premiums earned grew by 18% in 2003 compared to 2002 reflecting premium rate increases as well as increased production in the marine liability classes.

Inland marine/fire gross premiums written increased by 24% for the year ended December 31, 2003 when compared to 2002, largely due to the growth in the Company's underwriting program insuring excess and surplus lines property risks and improved pricing. Both net premiums written and net premiums earned increased 62% and 79%, respectively, over the comparable 2002 amounts reflecting increases in production, pricing and higher net loss retention levels.

Other liability gross premiums written rose by 105% for the year ended December 31, 2003 when compared to 2002 due to production increases from existing classes and new classes (commercial automobile liability and excess workers compensation) and higher premium rates on policy renewals. Average rate increases achieved in 2003 were approximately 10% to 20%. Although additional production was achieved in the contractors' liability class, policy count was reduced in the professional liability classes to mitigate exposure in certain classes of errors and omission policies. New sources of production include underwriting a programmed book of commercial automobile liability insurance written primarily in New York area, which contributed $3.3 million in gross premiums written in 2003. In addition, gross premiums written in 2003 also include $6.2 million of excess workers' compensation insurance, which focuses on smaller companies in the New York area. Net premiums written and net premiums earned grew by 131% and 134%, respectively over the prior year due to the premium rate and production increases as well as higher net loss retention levels in the contractors' liability and errors and omission classes.

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

The Company decreased net loss reserves by approximately $1.4 million in 2003 from the 2002 year end reserve amount of $209 million. This benefit resulted from the favorable development of ocean marine reserves offset by the adverse development of aviation reserves attributable to accident years 1997 to 2000 and additional net loss development in its umbrella (other liability) losses of approximately $1.0 million. The year end 2003 results were affected by net adverse development of $1.0 million resulting in part from provisions made for insolvent, financially impaired and commuted reinsurers, as compared to $5.2 million in 2002. The 2003 results include $753,000 of adverse development from the Company's other liability line reflecting additional umbrella exposures, as compared to $2.2 million in 2002.

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

Net investment income for the year ended December 31, 2003 increased by 42% to $22.4 million from $15.8 million in the year ended December 31, 2002. The increase in 2003 reflects the implementation of our revised investment strategy, including income derived from trading portfolio activities and limited partnerships, partially offset by a lower investment yield on the fixed income portfolio in 2003 as a result of a larger position held by the Company in short-term investments. Net investment income for 2003 reflects approximately $12.9 million derived from trading portfolio activities, which commenced in 2003. The Company's trading portfolio is marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of trading securities are also recognized in net investment income. Net investment income derived from limited partnership hedge fund investments approximated $8.5 million in 2003 as compared to approximately $1.0 million in 2002. The Company initially invested in hedge funds in the fourth quarter of 2002. The equity method of accounting is used to account for the Company's limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership hedge fund to results of operations. The Company's investments in limited partnership hedge funds amounted to approximately $105 million and its trading account amounted to $62 million as of December 31, 2003.

Investment income, net of investment fees, from each major category of investments is as follows:

                                                     Years ended December 31,
                                                     ------------------------
                                                        2003          2002
                                                        ----          ----
                                                           (in millions)
                                                           -------------

Fixed maturities, available for sale.................   $   4.2    $  14.4
Fixed maturities, trading securities.................      12.9        ---
Short-term investments...............................       1.9         .9
Equity securities....................................       ---         .5
Equity in earnings of limited partnerships...........       8.5        1.0
                                                           ---------------
        Total investment income......................      27.5       16.8
Investment expenses..................................      (5.1)      (1.0)
                                                           ---------------
Net investment income................................   $  22.4    $  15.8
                                                        ==================


Commission  and  other  income  decreased  to $1.5  million  for the year  ended
December 31, 2003 from $1.7 million for 2002. The 2003 amounts consisted primarily of income received from arbitration settlements, offset by returns of reinsurance profit contingent commissions. In the second quarter of 2003, an arbitration procedure was completed against a former pool member, Utica Mutual, which resulted in a payment to MMO of approximately $7.8 million. This amount represented Utica Mutual's funding requirement to the MMO pools. In addition, MMO was awarded interest of approximately $1 million on a pre-tax basis. In 2002, larger profit commissions were earned based upon the ceded results of aircraft reinsurance treaties.

Net realized investment gains were $550,000 for the year ended December 31, 2003 as compared to $8.5 million for the year ended December 31, 2002. Net realized investment gains in 2002 reflected the sale of substantially all of the Company's fixed income investments. Write-downs from other-than-temporary declines in the fair value of securities amounted to $0 and $1.5 million for the years ended December 31, 2003 and 2002, respectively.

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

Unpaid losses and loss adjustment expenses increased to $518.9 million at December 31, 2003 from $516.0 million at December 31, 2002. The increase of $2.9 million was primarily attributable to increases in the ocean marine and other liability lines as a result of increased writings; however, offset by declines in unpaid losses in the aircraft line of business.

Prepaid reinsurance premiums of $20.9 million and reserve of unearned premiums of $61.8 million as of December 31, 2003 increased from $ 6.4 million and $ 45.4 million, respectively in the 2002 year end balances primarily due to increases in both ceded and gross writings in the ocean marine and other liability lines of business.

Ceded reinsurance payable increased to $25.8 million at December 31, 2003 from $19.7 million at December 31, 2002 as a result of the timing of reinsurance payments.

Liquidity and Capital Resources

The Company monitors cash and short-term investments in order to have an adequate level of funds available to satisfy claims and expenses as they become due. As of December 31, 2004, the Company's assets included approximately $310 million in cash and short-term investments. The amount of short-term investments held is a direct result of the Company's concern over the prospects of rising interest rates in the near future. In February 2005, the Company purchased approximately $237 million in treasury notes with a one year maturity date.

The primary sources of the Company's liquidity are funds generated from insurance premiums, investment income and maturing or liquidating investments.

On March 11, 2004, the Company issued $100,000,000 in 6.5% senior notes due March 15, 2014 and received proceeds of $98,763,000 net of underwriting discount, but before other transaction expenses. The senior notes provide for semi-annual interest payments and are to be repaid in full on March 15, 2014. On July 1, 2004 the Company completed the exchange of registered 6.5% senior notes for the unregistered senior notes issued on March 11, 2004, as required by the registration rights agreement with the purchasers of the senior notes. The indenture relating to the senior notes provides that the Company and its restricted subsidiaries may not incur indebtedness unless the total indebtedness of the Company and its restricted subsidiaries, calculated on a pro forma basis after such issuance, would not exceed 50% of our total consolidated capitalization (defined as the aggregate amount of our shareholders' equity as shown on our most recent quarterly or annual consolidated balance sheet plus the aggregate amount of indebtedness of the Company and its restricted subsidiaries). The indenture also provides that the Company and its restricted subsidiaries will not pay dividends or make other payments or distributions on the Company's stock or the stock of any restricted subsidiary (excluding payments by any restricted subsidiary to the Company), purchase or redeem the Company's stock or make certain payments on subordinated indebtedness unless, after making any such payment, the total indebtedness of the Company and its restricted subsidiaries would not exceed 50% of our total consolidated capitalization (as defined above). In addition, the indenture contains certain other covenants that restrict our ability and our restricted subsidiaries' ability to, among other things, incur liens on any shares of capital stock or evidences of indebtedness issued by any of our restricted subsidiaries or issue or dispose of voting stock of any of our restricted subsidiaries. The Company used part of the net proceeds from the sale of the senior notes to purchase from certain of its shareholders a total of 1,092,735 shares of common stock at $24.80 per share. The Company is using the remaining net proceeds for working capital and other general corporate purposes. The Company may also deploy the net proceeds for acquisitions, although the Company has no agreement with respect to any acquisition. We do, however, assess opportunities on an ongoing basis and from time to time have discussions with other companies about potential transactions.

Cash flows provided by operating activities were $66.3 million and $12.1 million for the year ended December 31, 2004 and 2003, respectively. Sources of cash flows of $44.0 million in 2004 resulted from decreases in the Company's trading portfolio. Cash of $61.7 million was used in 2003 to establish the Company's trading portfolio, whose trading activities included collateralized debt obligations and certain other fixed maturity securities. As the Company commenced its trading portfolio in 2003, any securities purchased by the Company would be reflected as a use of cash from operating activities and any securities sold would be reflected as a source of cash from operating activities. In addition, cash flows in 2003 reflected larger amounts received from collections of both reinsurance and premium and other receivables than in 2004. Paid losses were lower in 2003 than in 2004, reflecting the commutation of approximately $27.5 million of certain ceded loss reserves.

Cash flows from operating activities in 2002 amounted to $66.2 million resulting primarily from increases in premiums. Cash flows in 2002 reflected significant amounts received from aircraft premiums as a result of premium surcharges for terrorism coverage. A substantial portion of such cash flows provided from operating activities was then used in investing activities to purchase fixed maturities. Further increasing cash flows in 2002 was the commutation of ceded loss reserves that contributed approximately $19.3 million to cash flows. The Company's loss payments on asbestos/environmental business, however, adversely affected cash flows during the past three years.

In 2002, the Company entered into a credit agreement with an unaffiliated company. The agreement combined the Company's then existing credit agreements together with a facility to fund future cash draw downs on the letters of credit issued on behalf of the Company to fund losses in MMO London. During 2002, the remaining balance of the letters of credit issued on behalf of the Company was fully drawn down (approximately $15.7 million) and such payments were funded entirely under the credit agreement. Approximately $17.4 million of the loan balance was repaid in 2002 from cash derived from operating activities. On February 7, 2003, the Company repaid its entire outstanding loan balance to the bank following the sale of equity to Conning Capital Partners VI, L.P. ("Conning") on January 31, 2003. In this transaction, Conning acquired 400,000 investment units from the Company, each unit consisting of one share of the Company's common stock and an option to purchase an additional share of common stock from the Company. Conning paid $21.00 per unit resulting in $8.4 million in proceeds to the Company. The option exercise price is based on a formula contained in the Option Certificate (which was attached as an exhibit to the Company's current report on Form 8-K filed on February 4, 2003). The Company used common stock held in treasury to effect the transaction with Conning. As of December 31, 2004, there were no outstanding balances open on letter of credit agreements.

Under the Common Stock Repurchase Plan, the Company may purchase up to $55,000,000 of the Company's issued and outstanding shares of common stock on the open market. The Company repurchased 98,816 shares of its common stock in 2003. During 2003, the Company also issued 400,000 treasury shares in conjunction with the equity sale to Conning Capital Partners VI, L.P. There were no repurchases of common stock during 2004 and 2002.

In a transaction separate from its common stock repurchase plan, on January 7, 2005 the Company purchased from certain of its shareholders a total of 1,092,735 shares of common stock at $24.80 per share. The selling shareholders were Mark
W. Blackman, a son of the Company's founder who served on our board of directors from 1979 until May 2004 and who is currently the Company's Chief Underwriting Officer (54,530 shares), his wife (50,000 shares), and two trusts for the benefit of their children (110,000 shares); Lionshead Investments, LLC, a company controlled by John N. Blackman, Jr., also a son of the Company's founder who served on our board of directors from 1975 until May 2004 (495,030 shares), two of his children (67,664 shares), a trust for the benefit of a third child (25,158 shares), and a family trust (25,000 shares); and, two trusts and a foundation established by Louise B. Tollefson, the former wife of the Company's founder (265,353 shares). Robert G. Simses, a director of NYMAGIC INC., is a trustee of the last mentioned entities.

As a result of the share purchase, the Company's outstanding shares were reduced from 9,781,098 shares to 8,688,363 shares, of which 2,470,262 shares are beneficially owned by the Company's founder's family, and of these shares
1,800,000 shares are subject to the option of Mariner Partners, Inc., and 100,000 shares are subject to the option of Conning Capital Partners.

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

The Company adheres to investment guidelines set by management and approved by the Finance Committee of the Board of Directors. See "Investment Policy."

NYMAGIC's principal source of cash flow is dividends from its insurance company subsidiaries, which are then used to fund various operating expenses, including interest expense, loan repayments and the payment of any dividends to shareholders. The Company's domestic insurance company subsidiaries are limited by statute in the amount of dividends that may be declared or paid during a year. The limitation restricts dividends paid or declared to the lower of 10% of policyholders' surplus or 100% of adjusted net investment income as defined under New York Insurance Law. Within this limitation, the maximum amount which could be paid to the Company out of the domestic insurance companies' surplus was approximately $14.7 million as of December 31, 2004. In connection with the application for approval of acquisition of control of NYMAGIC, INC., filed by Mariner and William J.

Michaelcheck with the New York State Insurance Department (the "Department") pursuant to Section 1506 of the New York Insurance Law, New York Marine and Gotham agreed for a period of two years from July 31, 2002, the date of the acquisition of such control, not to pay any dividends without the consent of the Department. The limitations on dividends from the insurance company subsidiaries did not have a material impact on the Company's ability to meet current cash obligations during this two year period.

During 2003 and 2004, New York Marine requested and received approval from the State of New York Insurance Department to pay extraordinary dividends of $5,000,000 and $15,000,000, respectively, to the Company. New York Marine and Gotham collectively paid ordinary dividends of $4,575,000 and $500,000 in 2003 and 2004, respectively.

On February 26, 2004, the Company declared a dividend of six cents per share to shareholders of record on March 31, 2004, payable on April 6, 2004. On May 28, 2004, the Company declared a dividend of six cents per share to shareholders of record on June 30, 2004, payable on July 6, 2004. On September 15, 2004, the Company declared a dividend of six cents per share to shareholders of record on September 30, 2004, payable on October 6, 2004. On December 2, 2004, the Company declared a dividend of six cents per share to shareholders of record on December 31, 2004, payable on January 6, 2005. On March 12, 2003, the Company declared a dividend of six cents per share to shareholders of record on March 31, 2003, payable on April 8, 2003. On June 12, 2003, the Company declared a dividend of six cents per share to shareholders of record on June 30, 2003, payable on July 8, 2003. On September 17, 2003, the Company declared a dividend of six cents per share to shareholders of record on December 31, 2003, payable on October 7, 2003. On December 17, 2003, the Company declared a dividend of six cents per share to shareholders of record on December 31, 2003, payable on January 8, 2004. The Company did not declare or pay a dividend at any time during 2002.

During 2004, the Company granted options to a new director to purchase 10,000 shares of the Company's common stock. During 2003, the Company granted options to purchase 20,000 shares of the Company's common stock to certain directors of the Company, who are not officers of the Company. During 2002, the Company granted options to directors, officers and employees to purchase a total of 463,000 shares of the Company's common stock. The exercise prices of these stock options are equal to the closing prices of the Company's stock on the New York Stock Exchange on the dates of the underlying stock grants.

Under the Amended and Restated 2004 Long-Term Incentive Plan, the Company granted 14,100 shares of common stock to certain officers and directors of the Company in 2004 for a total compensation expense of approximately $369,000. The Company also granted 8,557 deferred share units to certain directors in 2004 for a total expense of approximately $185,000.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than disclosed herein.

Contractual Obligations

The following table presents the Company's contractual obligations as of December 31, 2004:

                                         Payments Due by Period

                                   Total         Less Than      1-3 Years    3-5 Years     More Than
                                                  1 Year                                    5 Years
                                                                (in thousands)
Long-term  debt  obligations      $ 100,000         ---           ---           ---       $ 100,000
Interest on debt obligations         61,750       6,500        13,000        13,000          29,250
Losses and loss  expenses(1)        503,261     113,133       148,864        67,027         174,237
Operating lease obligations          14,602       1,299         2,586         2,567           8,150
Funding commitment(2)                 4,350       4,350            --            --              --
                                   --------    --------       -------        ------         -------

Total                             $ 683,963     125,282       164,450        82,594         311,637
                                  =========    ========       =======       =======         =======


          (1) Represents an estimated payout based upon historical paid loss development patterns.

          (2)  Commitment to provide capital to Tiptree.

Critical accounting policies

The Company discloses significant accounting policies in the notes to its financial statements. Management considers certain accounting policies to be critical for the understanding of the Company's financial statements. Such policies require significant management judgment and the resulting estimates have a material effect on reported results and will vary to the extent that future events affect such estimates and cause them to differ from the estimates provided currently. These critical accounting policies include unpaid losses and loss adjustment expenses, allowance for doubtful accounts, impairment of investments and stock compensation.

Unpaid losses and loss adjustment expenses are based on individual case estimates for losses reported. A provision is also included, based on actuarial estimates utilizing historical trends in the frequency and severity of paid and reported claims, for losses incurred but not reported, salvage and subrogation recoveries and for loss adjustment expenses. Unpaid losses with respect to asbestos/environmental risks are difficult for management to estimate and require considerable judgment due to the uncertainty regarding the significant issues surrounding such claims. For a further discussion concerning asbestos/environmental reserves see "Reserves." Unpaid losses and loss adjustment expenses amounted to $503.3 million and $518.9 million at December 31, 2004 and 2003, respectively. Unpaid losses and loss adjustment expenses, net of reinsurance amounted to $255.5 million and $242.3 million at December 31, 2004 and 2003, respectively. Management believes that both the gross and net unpaid loss reserve estimates as of December 31, 2004 have been reasonably estimated as reserves originally reported as of December 31, 2003 and 2002 have been considered adequate based upon loss development through December 31, 2004. Management continually reviews and updates the estimates for unpaid losses and any changes resulting therefrom are reflected in operating results currently. The potential for future adverse or favorable loss development is highly uncertain and subject to a variety of factors including, but not limited to, court decisions, legislative actions and inflation.

The allowance for doubtful accounts is based on management's review of amounts due from insolvent or financially impaired companies. Allowances are estimated for both premium receivables and reinsurance receivables. Management continually reviews and updates such estimates for any changes in the financial status of companies. For a further discussion concerning reinsurance receivables see "Reinsurance Ceded." The allowance for doubtful accounts on reinsurance receivables amounted to $12.4 million and $12.8 million at December 31, 2004 and 2003, respectively. The allowance for doubtful accounts on premiums and other receivables amounted to $450,000 as of December 31, 2004 and 2003, respectively.

Impairment of investments, included in realized investment gains or losses, results from declines in the fair value of investments which are considered by management to be other-than-temporary. Management reviews investments for impairment based upon specific criteria that include the duration and extent of declines in fair value of the security below its cost or amortized cost. The Company performs a qualitative and quantitative review of all securities in a loss position in order to determine if any impairment is considered to be other-than-temporary. With respect to fixed income investments, declines in fair value of less than 10% are normally considered to be temporary, unless the fixed income security has been downgraded at least two levels by a major rating agency. Additionally, the Company reviews those securities held for six months or more, with fair value declines of greater than 10% at the end of each reporting period. The Company also reviews all securities with any rating agency declines during the reporting period. As a result of this review, the Company will record an impairment charge to earnings if the fair value decline is greater than 20%, if the fixed income security has been downgraded at least two levels by a major rating agency, or if the fair value decline is greater than 10% and the security has been downgraded one level by a major rating agency. This review includes considering the effect of rising interest rates and the Company's intent and ability to hold impaired securities in the foreseeable future to recoup any losses. In addition to subjecting its securities to the objective tests of percent declines in fair value and downgrades by major rating agencies, when it determines whether declines in the fair value of its securities are other than temporary, the Company also considers the facts and circumstances that may have caused the declines in the value of such securities. As to any specific security, it may consider general market conditions, changes in interest rates, adverse changes in the regulatory environment of the issuer, the duration for which the Company expects to hold the security and the length of any forecasted recovery. Approximately $124,000 and $0 were charged to results from operations for 2004 and 2003, respectively, resulting from fair value declines considered to be other-than-temporary. Gross unrealized gains and losses on fixed maturity investments available for sale amounted to approximately $1.6 million and $.4 million, respectively, at December 31, 2004. As of December 31, 2004, there were unrealized losses greater than one year from the date of purchase on fixed income securities available for sale amounting to $233,780. There were no unrealized gains or losses on equity securities at December 31, 2004 and 2003, respectively.

The Company utilizes the equity method of accounting to account for its limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership to net investment income in results of operations. Net investment income before investment fees derived from investments in limited partnerships amounted to $7.7 million and $8.5 million for the years ended December 31, 2004 and 2003, respectively. See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" with respect to market risks associated with investments in limited partnership hedge funds.

The Company maintained a trading portfolio at December 31, 2004 primarily consisting of collateralized debt obligations (CDOs), although certain other types of investments were included by the Company within the trading portfolio during 2004. These investments are marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of such securities are also recognized in net investment income. The Company recorded $13.4 million and $12.9 million in net trading portfolio income before investment fees for the years ended December 31, 2004 and 2003, respectively. See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" with respect to market risks associated with investments in CDOs.

Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, ("SFAS 123"), prospectively to all employee awards granted, modified, or settled after January 1, 2003. Stock compensation expense recorded in 2004 and 2003 amounted to $589,000 and $17,000, respectively.

Effect of recent accounting pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"), which requires an enterprise to assess whether consolidation of an entity is appropriate based upon its interests in a variable interest entity ("VIE"). A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the VIEs expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. FIN 46 was effective immediately for new VIEs established or purchased subsequent to January 31, 2003.

In December 2003, the FASB issued a revised version of FIN 46 ("FIN 46R"), which incorporates a number of modifications and changes made to the original version. FIN 46R replaces the previously issued FIN 46 and, subject to certain special provisions, was effective no later than the end of the first reporting period that ended after December 15, 2003 for entities considered to be special-purpose entities and no later than the end of the first reporting period that ends after March 15, 2004 for all other VIEs. The adoption of FIN 46R did not result in the consolidation of any VIEs.

In March 2004, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." This consensus provided recognition and measurement guidance for determining when an investment is other-than-temporarily impaired, specifically, when the investor has the ability and intent to hold an investment until recovery. This guidance was effective for reporting periods beginning after June 15, 2004. In September 2004, the guidance contained within some of the paragraphs in EITF 03-1 were delayed by FSP EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," until new guidance is issued. The Company believes the adoption of this guidance will not have a material impact on results of operations or financial condition. (For further discussion, see disclosures in Note 2.)

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

Effective December 2004, the FASB issued SFAS 123 (revised 2004), Share Based Payment. This Statement is a revision of FASB Statement No. 123, Accounting for
Stock-Based  Compensation.   This  Statement  supersedes  APB

Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123 (revised 2004) is not likely to have a material impact on the Company's results of operations or financial condition since the Company previously adopted the fair value recognition provisions of SFAS 123.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Market risk includes the potential for future losses due to changes in the fair value of financial instruments, which relates mainly to the Company's investment portfolio. Those risks associated with the investment portfolio include the effects of exposure to adverse changes in interest rates, credit quality, hedge fund and CDO investments.

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


                                                     Future cash flows of expected principal amounts
                                                     -----------------------------------------------
                                                                   (Dollars in millions)

                                                                                                           Total        Total
                                                                                                There-   Amortized       Fair
Fixed maturities                      2005        2006         2007         2008       2009     after      Cost         Value
------------------                   ----        ----         ----         ----        ----     -----      ----         -----
Tax-exempts                         $   8         ---          ---          ---        ---      ---        $ 8         $  8
        Average interest rate         2.2%        ---          ---          ---        ---      ---        ---          ---

Taxables                            $  13         $26          $17          $24        $13      $11        $104         $105
        Average interest rate         7.0%        6.6%         6.1%         5.6%       4.8%     5.5%        ---          ---
                                    ------------------------------------------------------------------------------------------

Total                               $  21         $26          $17          $24        $13      $11        $112         $113


Credit quality risk includes the risk of default by issuers of debt securities. As of December 31, 2004, 92% of the fair value of the Company's fixed income and short term investment portfolios were considered investment grade. As of December 31, 2004, the Company invested approximately $34.6 million in fixed maturities that are below investment grade, with a concentration in investments rated "BB+" by Standard and Poor's. The Company seeks to mitigate market risk associated with such investments by maintaining a diversified portfolio of such securities that limits the concentration of investment in any one issuer. The largest single investment made by the Company in such securities amounted to 5% of the total amount invested in below investment grade securities.

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

The Company also seeks to mitigate market risk associated with its investments in hedge funds by maintaining a diversified portfolio of hedge fund investments. Diversification is achieved through the use of many investment managers employing a variety of different investment strategies in determining the underlying characteristics of their hedge funds. The Company is dependent upon these managers to obtain market prices for the underlying investments of the hedge funds. Some of these investments may be difficult to value and actual values may differ from reported amounts. The hedge funds in which we invest usually impose limitations on the timing of withdrawals from the hedge funds (most are within 90 days), and may affect our liquidity. With respect to an investment in Tiptree, the Company cannot withdraw funds for a minimum period of three years without the consent of the hedge fund manager.

The Company invests in CDOs, which are private placements. The fair value of each security is provided by securities dealers. The markets for these types of securities can be illiquid and, therefore, the price obtained from dealers on these securities is subject to change, depending upon the underlying market conditions of these securities, including the potential for downgrades or defaults on the underlying collateral of the security. The Company seeks to mitigate market risk associated with such investments by maintaining a diversified portfolio of such securities that limits the concentration of investment in any one issuer. The excess of fair value over the cost of the CDOs was recorded in net investment income and amounted to $457,000 at December 31, 2004. The largest single investment made by the Company in such securities amounted to $6.7 million. The total amount invested in CDOs as of December 31, 2004 was $17.8 million.

The Company maintains an investment in a limited partnership hedge fund, (Tiptree), that invests in CDOs, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a Mariner affiliated company. This investment is consolidated in the Company's financial statements. CDOs and CRSs are purchased by various broker dealers. Such purchases are then repackaged and sold to investors within a relatively short time period, normally within a few months. Tiptree earns a fee for servicing these arrangements and provides a margin account as collateral to secure the credit risk of the purchases made by the dealers under these agreements. Tiptree has provided $7.5 million in cash as of December 31, 2004 to secure any purchases made by the dealers. Tiptree does not share in the gains or losses on investments held by the dealer. Management expects that only under a remote circumstance would the margin account by drawn by the dealer to secure losses. Many of the securities purchased are investment grade floating rate securities and large unrealized losses are not normally expected to occur. The Company seeks to mitigate market risk associated with such investments by concentrating on investment grade, floating rate securities with the risk of loss being limited to the cash held in the margin accounts.

The Company monitors market risks on a regular basis through meetings with Mariner, examining the existing portfolio and reviewing potential changes in investment guidelines, the overall effect of which is to allow management to make informed decisions concerning the impact that market risks have on the Company's investments.

Item 8. Financial Statements and Supplementary Data

Interested persons can obtain access to the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K on its corporate web site, www.nymagic.com, as soon as reasonably practicable after they are filed or furnished to the SEC.

The consolidated financial statements required by this item and the report of the independent accountants therein required by Item 15(a) of this report commence on page F-2. See accompanying Index to the Consolidated Financial Statements on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Management's Report on Internal Control over Financial Reporting, which appears on page F-2, is incorporated herein by reference.

Changes in Internal Controls

There have been no significant changes in our "internal control over financial reporting" (as defined in rule 13a-15(f)) that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.


Item 9B. Other Information

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is incorporated herein by reference from the sections captioned "Election of Directors," "Nominees for Directors," "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in NYMAGIC's definitive proxy statement for the 2005 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2004.

On June 8, 2004 we filed with the New York Stock Exchange ("NYSE") the Annual CEO Certification regarding the Company's compliance with the NYSE's Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibits to this annual report and to the annual report on Form 10-K for the year ended December 31, 2003, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company's public disclosures.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from the sections captioned "Compensation of Directors" and "Compensation of Executive Officers" in NYMAGIC's definitive proxy statement for the 2005 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated herein by reference from the sections captioned "Security Ownership of Certain Beneficial Owners," "Security Ownership of Management," "Changes in Control" and "Equity Compensation Plans" in NYMAGIC's definitive proxy statement for the 2005 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2004.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference from the section captioned "Certain Relationships and Related Transactions" in NYMAGIC's Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2004.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 30, 2005 with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------



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

   +10.1 Restated Management Agreement dated as of January 1, 1986, by and among Mutual Marine Office, Inc. and Arkwright-Boston Manufacturers Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.2 of the the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 2- 88552)and incorporated herein by reference).

   +10.2 Amendment No. 2 to the Restated Management Agreement, dated as of December 30, 1988, by and among Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit
             10.2.2.  of the  Registrant's  Current  Report  on Form  8-K  dated
             January 6, 1989 (Commission File No. 2-88552) and incorporated herein by reference).

   +10.3 Amendment No. 3 to the Restated Management Agreement, dated as of December 31, 1990 by and among Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.2.3. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 3-27665) and incorporated herein by reference).

   +10.4 Restated Management Agreement dated as of January 1, 1986, by and among Mutual Inland Marine Office, Inc. and Arkwright-Boston
             Manufacturers Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as
             Exhibit 10.4 of the the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 2-88552)and incorporated herein by reference).

   +10.5 Amendment No. 2 to the Restated Management Agreement, dated as of December 30, 1988, by and among Mutual Inland Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as
             Exhibit  10.4.2  of the  Registrant's  Current  Report on Form 8-K,
             dated January 6, 1989 (Commission File No. 2-88552) and incorporated herein by reference).

   +10.6 Amendment No. 3 to the Restated Management Agreement, dated as of December 31, 1990, by and among Mutual Inland Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.4.3. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 3-27665) and incorporated herein by reference).

   +10.7 Restated Management Agreement dated as of January 1, 1986, by and among Mutual Marine Office of the Midwest, Inc. and Arkwright-Boston Manufacturers Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 2-88552) and incorporated herein by reference).

   +10.8 Amendment No. 2 to the Restated Management Agreement dated as of December 30, 1988, by and among Mutual Marine Office of the Midwest, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.6.2 of the Registrant's Current Report on Form 8-K, dated January 6, 1989 (Commission File No. 2-88552) and incorporated herein by reference).

   +10.9 Amendment No. 3 to the Restated Management Agreement dated as of December 31, 1990, by and among Mutual Marine Office of the Midwest, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.6.3. of the the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 3- 27665) and incorporated herein by reference).

   +10.10 Restated Management Agreement dated as of January 1, 1986, by and among Pacific Mutual Marine Office, Inc. and Arkwright-Boston Manufacturers Mutual Insurance Company, Lumber Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as
             Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 2-88552)and incorporated herein by reference).

   +10.11 Amendment No. 2 to the Restated Management Agreement dated as of December 30, 1988, by and among Pacific Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Lumber Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as
             Exhibit  10.8.2  of the  Registrant's  Current  Report on Form 8-K,
             dated January 6, 1989 (Commission File No. 2-88552) and incorporated herein by reference).

   +10.12 Amendment to Restated Management Agreement dated as of December 31, 1990, by and among Pacific Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.8.3. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11238) and incorporated herein by reference).

   +10.13 1991 Stock Option Plan (Filed as Exhibit A to the Registrant's Proxy Statement for its 1991 Annual Meeting of Shareholders (Commission File No. 1-11238) and incorporated herein by reference).

    10.14 Form of Indemnification Agreement (Filed as Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-11238) and incorporated herein by reference).

   +10.15 1999 NYMAGIC, INC. Phantom Stock Plan (Filed as Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-11238) and incorporated herein by reference).

   +10.16 Severance Agreement dated as of December 31, 2001 by and between NYMAGIC, INC. and Thomas J. Iacopelli (Filed as Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (Commission File No. 1-11238) and incorporated herein by reference).

   +10.17 Severance Agreement dated as of July 9, 2002 by and between NYMAGIC, INC. and Paul Hart. Filed as Exhibit 10.17 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 1- 11238) and incorporated herein by reference.

   +10.18    NYMAGIC, INC. 2002 Nonqualified Stock Option Plan (Filed as Exhibit
             10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 1-11238) and incorporated herein by reference).

  *+10.19    NYMAGIC, INC. Amended and Restated 2004 Long-Term Incentive Plan.

   +10.20 NYMAGIC, INC. Employee Stock Purchase Plan (Filed as Appendix C to the Registrant's Proxy Statement for its 2004 Annual Meeting of Stockholders (Commission File No. 1-11238) and incorporated herein by reference).

  *+10.21    Forms of Election for Deferred Compensation Program.

    10.22 Voting Agreement among Mariner Partners, Inc. and certain stockholders of the Company dated as of February 20, 2002, as amended March 1, 2002 (Filed as Exhibit 99.1 to the Schedule 13D filed by Mariner Partners, Inc. and the other reporting persons named therein on March 4, 2002 (Commission File No. 5-40907) and incorporated herein by reference).

    10.23 Amendment No. 2 dated as of January 27, 2003 to Voting Agreement among Mariner Partners, Inc. and certain stockholders of the Company (Filed as Exhibit 99.2 to the Schedule 13D/A filed by
             Mariner Partners, Inc. and the other reporting persons named therein on April 10, 2003 (Commission File No. 5-40907) and incorporated herein by reference).

    10.24 Amendment No. 3 dated as of March 12, 2003 to Voting Agreement among Mariner Partners, Inc. and certain stockholders of the Company (Filed as Exhibit 99.3 to the Schedule 13D/A filed by Mariner Partners, Inc. and the other reporting person named therein on April 10, 2003 (Commission File No. 5-40907) and incorporated herein by reference).

    10.25 Amendment No. 4 dated as of February 24, 2004 to Voting Agreement among Mariner Partners, Inc. and certain stockholders of the Company. (Filed as Exhibit 10.22 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

    10.26 Resolutions of the Board of Directors of the Company's subsidiary, New York Marine And General Insurance Company, adopted July 18, 2002, committing not to pay dividends to the Company without the consent of the New York State Department of Insurance prior to July 31, 2004 (Filed as Exhibit 10.1 to the Registrant's original Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

    10.27 Resolutions of the Board of Directors of the Company's subsidiary, Gotham Insurance Company, adopted July 18, 2002, committing not to pay dividends to the Company without the consent of the New York State Department of Insurance prior to July 31, 2004 (Filed as
             Exhibit 10.2 to the Registrant's original Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

    10.28 Amended and Restated Investment Management Agreement between Mariner Partners, Inc. and NYMAGIC, Inc. and New York Marine And General Insurance Company and Gotham Insurance Company, dated as of December 6, 2002 (Filed as Exhibit 10.6 of the Registrant's amended Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

    10.29 Limited Partnership Agreement of Mariner Tiptree (CDO) Fund I, L.P. dated as of May 1, 2003 (Filed as Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 20, 2004 (Commission File No. 1-11238) and incorporated herein by reference).

    10.30 Securities Purchase Agreement dated as of January 31, 2003 by and between NYMAGIC, Inc. and Conning Capital Partners VI, L.P. (Filed as Exhibit 99.1 of the Registrant's Current Report on Form 8-K dated January 31, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

    10.31 Registration Rights Agreement dated as of January 31, 2003 by and between NYMAGIC, Inc. and Conning Capital Partners VI, L.P. (Filed as Exhibit 99.2 of the Registrant's Current Report on Form 8-K dated January 31, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

    10.32 Option Certificate dated as of January 31, 2003 by and between NYMAGIC, INC. and Conning Capital Partners VI, L.P. (Filed as
             Exhibit 99.3 of the Registrant's Current Report on Form 8-K dated January 31, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

    10.33 Registration Rights Agreement dated as of March 11, 2004 by and among NYMAGIC, INC. and Keefe, Bruyette and Woods, Inc. and the other initial purchasers referred to therein. (Filed as Exhibit
             10.31 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

    10.34 Indenture dated as of March 11, 2004 by and between NYMAGIC, INC. and Wilmington Trust Company, as trustee related to the Company's 6.50% Senior Notes due 2014. (Filed as Exhibit 10.32 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

    10.35 First Supplemental Indenture dated as of March 11, 2004 by and between NYMAGIC, INC. and Wilmington Trust Company, as trustee. (Filed as Exhibit 10.33 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

    10.36 Sublease dated as of December 12, 2002 by and between BNP Paribas and New York Marine And General Insurance Company (Filed as Exhibit
             10.20 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-11238) and incorporated herein by reference).

    10.37 Stock Purchase Agreement, dated as of January 7, 2005, by and among the Company and the sellers named therein (Filed as Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated January 10, 2005 (Commission File No. 1-11238) and incorporated herein by reference).

    *21.1    Subsidiaries of the Registrant.

    *23.1    Consent of KPMG LLP.

    *31.1 Certification of George R. Trumbull, III, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    *31.2 Certification of Thomas J. Iacopelli, Chief Financial Officer, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

    *32.1 Certification of George R. Trumbull, III, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    *32.2 Certification of Thomas J. Iacopelli, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     ------------------
     * Filed herewith.
     + Represents a management contract or compensatory plan or arrangement.

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

Date: March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




Name                            Title                            Date
----                            -----                            ----

/s/ John R. Anderson            Director                         March 16, 2005
--------------------
John R. Anderson

/s/ Glenn J. Angiolillo         Director                         March 16, 2005
-----------------------
Glenn J. Angiolillo

/s/ John T. Baily               Director                         March 16, 2005
-----------------
John T. Baily

/s/ David E. Hoffman            Director                         March 16, 2005
--------------------
David E. Hoffman

/s/ William J. Michaelcheck     Director                         March 16, 2005
---------------------------
William J. Michaelcheck

/s/ William D. Shaw, Jr.        Director                         March 16, 2005
------------------------
William D. Shaw, Jr.

/s/ Robert G. Simses            Director                         March 16, 2005
--------------------
Robert G. Simses

/s/ George R. Trumbull, III     Director, Chairman and           March 16, 2005
---------------------------     Chief Executive Officer
George R. Trumbull, III

/s/ David W. Young              Director                         March 16, 2005
------------------
David W. Young

/s/ Thomas J. Iacopelli         Principal Accounting Officer     March 16, 2005
-----------------------         and Chief Financial Officer
Thomas J. Iacopelli

                                  NYMAGIC, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Management's Report on Internal
  Control Over Financial Reporting..................    F-2

Report of Independent Registered Public Accounting
  Firm... ................................ .........    F-3

Report of Independent Registered Public Accounting
  Firm................ .............................    F-4

Consolidated Balance Sheets.........................    F-5

Consolidated Statements of Income...................    F-6

Consolidated Statements of Shareholders' Equity.....    F-7

Consolidated Statements of Cash Flows...............    F-8

Notes to Consolidated Financial Statements..........    F-9

Financial Statement Schedule II.....................   F-32

Financial Statement Schedule III....................   F-34

Financial Statement Schedule V......................   F-35

Financial Statement Schedule VI.....................   F-36

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management determined that the Company's internal control over financial reporting was effective as of December 31, 2004 based on the criteria in Internal Control-Integrated Framework issued by COSO.

Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report which appears herein.


Dated:  March 16, 2005

             George R. Trumbull,                 Thomas J. Iacopelli,
                Chairman and                   Chief Financial Officer
           Chief Executive Officer

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

The Board of Directors and Shareholders
NYMAGIC, INC.:

We have audited the accompanying consolidated balance sheets of NYMAGIC, INC. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NYMAGIC, INC. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NYMAGIC, INC. and subsidiaries' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO), and our report dated March 16, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
New York, New York

March 16, 2005

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

The Board of Directors and Shareholders
NYMAGIC, INC.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that NYMAGIC, INC maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NYMAGIC, INC.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of NYMAGIC, INC.'s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that NYMAGIC, INC. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, NYMAGIC, INC. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NYMAGIC, INC. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 16, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York

March 16, 2005

                                  NYMAGIC, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                          December 31,
                                                                   -------------------------------
                                                                       2004              2003
                                                                   -------------------------------
ASSETS

Investments:
  Fixed maturities:
       Available for sale at fair value
           (amortized cost $ 111,590,805 and $92,594,971)          $ 112,732,900    $  93,470,691
        Trading at fair value (cost $17,310,386 and $61,423,212)      17,767,675       61,736,951
    Limited partnerships at equity
      (cost $171,439,098 and $96,250,000) ....................       190,477,346      105,434,419
  Short-term investments ....................................        298,039,167      257,059,675
Cash                                                                  11,855,146        1,940,541
                                                                     -----------      -----------
               Total cash and investments ...................        630,872,234      519,642,277
                                                                     -----------      -----------

Accrued investment income ...................................          2,659,731        2,099,641
Receivable for securities sold ..............................          5,067,411               --
Premiums and other receivables, net .........................         42,598,519       23,981,910
Reinsurance receivables on unpaid losses, net ...............        247,782,012      276,618,865
Reinsurance receivables on paid losses, net .................         14,512,616        4,229,697
Deferred policy acquisition costs ...........................         13,055,297        8,245,600
Prepaid reinsurance premiums ................................         21,378,157       20,906,056
Deferred income taxes .......................................          7,528,757       11,772,721
Property, improvements and equipment, net ...................          5,117,609        3,937,603
Other assets ................................................          6,521,354        3,690,715
                                                                       ---------        ---------
               Total assets .................................      $ 997,093,697    $ 875,125,085
                                                                   =============    =============

LIABILITIES

Unpaid losses and loss adjustment expenses ..................      $ 503,261,138    $ 518,929,558
Reserve for unearned premiums ...............................         83,088,394       61,821,283
Ceded reinsurance payable ...................................         25,462,841       25,812,895
Notes payable ...............................................        100,000,000               --
Dividends payable ...........................................            586,866          583,305
Payable for securities not yet settled ......................                 --        8,321,250
Other liabilities ...........................................         26,576,866       15,365,694
                                                                      ----------       ----------
               Total liabilities ............................        738,976,105      630,833,985
                                                                     -----------      -----------
SHAREHOLDERS' EQUITY

Common stock ................................................         15,335,740       15,279,390
Paid-in capital .............................................         36,781,911       35,476,566
Accumulated other comprehensive income ......................            742,364          569,220
Retained earnings ...........................................        251,418,750      239,127,097
                                                                     -----------      -----------
                                                                     304,278,765      290,452,273
Treasury stock, at cost, 5,554,642 shares ...................        (46,161,173)     (46,161,173)
                                                                     -----------      -----------
               Total shareholders' equity ...................        258,117,592      244,291,100
                                                                     -----------      -----------

               Total liabilities and shareholders' equity          $ 997,093,697    $ 875,125,085
                                                                   =============    =============
The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                                  NYMAGIC, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                               Year ended December 31,
                                                   ------------------------------------------------
                                                         2004            2003              2002
                                                   ------------------------------------------------
Revenues:
Net premiums earned ............................   $ 116,333,254    $  96,393,950    $ 113,457,453
Net investment income ..........................      23,678,954       22,393,704       15,820,734
Net realized investment gains ..................         677,589          549,988        8,456,003
Commission and other income ....................       2,250,902        1,458,007        1,734,888
                                                    ----------------------------------------------
Total revenues .................................     142,940,699      120,795,649      139,469,078
                                                    ----------------------------------------------
Expenses:
Net losses and loss adjustment expenses incurred      66,558,048       55,715,314       73,356,338
Policy acquisition expenses ....................      25,166,397       19,430,211       18,898,550
General and administrative expenses ............      23,246,665       19,427,784       18,372,827
Interest expense ...............................       5,352,775           25,652          575,295
                                                    ----------------------------------------------
Total expenses .................................     120,323,885       94,598,961      111,203,010
                                                    ----------------------------------------------

Income before income taxes .....................      22,616,814       26,196,688       28,266,068
Income tax provision:
Current ........................................       3,835,416        8,987,448       (4,869,283)
Deferred .......................................       4,150,733          116,476        4,424,857
                                                    ----------------------------------------------
Total income tax expense (benefit) .............       7,986,149        9,103,924        (444,426)
                                                    ----------------------------------------------
Net income......................................   $  14,630,665    $  17,092,764    $ 28,710,494
                                                    ==============================================

Weighted average number of shares of
   common stock outstanding-basic ..............       9,736,490        9,673,323        9,277,340
                                                    ----------------------------------------------
Basic earnings per share .......................   $        1.50    $        1.77    $        3.09
                                                    ----------------------------------------------
Weighted average number of shares of
   common stock outstanding-diluted ............       9,916,188        9,827,676        9,308,510
                                                    ----------------------------------------------
Diluted earnings per share .....................   $        1.48    $        1.74    $        3.08
                                                    ----------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                   Year ended December 31,
                                                      -----------------------------------------------
                                                           2004             2003            2002
                                                      -------------    -------------    -------------
Common stock:
   Balance, beginning of year .....................   $  15,279,390    $  15,158,324    $  15,123,658
   Shares issued ..................................          56,350          121,066           34,666
                                                      -------------    -------------    -------------
       Balance, end of year .......................      15,335,740       15,279,390       15,158,324
                                                      =============    =============    =============
Paid-in capital:
   Balance, beginning of year .....................   $  35,476,566    $  30,206,370    $  29,702,414
   Shares issued and other ........................       1,305,345        5,270,196          503,956
                                                      -------------    -------------    -------------
       Balance, end of year........................      36,781,911       35,476,566       30,206,370
                                                      =============    =============    =============
Accumulated other comprehensive income:
   Balance, beginning of year .....................   $     569,220    $     361,947    $   7,930,180
   Unrealized gain (loss) on securities,
         net of reclassification adjustment .......         173,144          207,273       (6,756,353)
   Foreign currency translation adjustments .......            --                 --         (811,880)
                                                          ---------       ----------      -----------
   Other comprehensive income (loss) ..............         173,144          207,273       (7,568,233)
                                                          ---------       ----------      -----------
       Balance, end of year........................         742,364          569,220          361,947
                                                          =========       ==========      ===========
Retained earnings:
   Balance, beginning of year .....................   $ 239,127,097    $ 224,364,808    $ 195,654,314
   Net income .....................................      14,630,665       17,092,764       28,710,494
   Dividends declared .............................      (2,339,012)      (2,330,475)              --
                                                      -------------    -------------    -------------
       Balance, end of year........................     251,418,750      239,127,097      224,364,808
                                                      =============    =============    =============
Treasury stock, at cost:
   Balance, beginning of year .....................     (46,161,173)   $ (49,138,699)   $ (49,138,699)
   Net sale of common stock .......................              --        2,977,526               --
                                                      -------------    -------------    -------------
       Balance, end of year........................     (46,161,173)     (46,161,173)     (49,138,699)
                                                      =============    =============    =============
Total Shareholders' Equity ........................     258,117,592      244,291,100      220,952,750
                                                      =============    =============    =============
Comprehensive income:
   Net income ............................... .....   $  14,630,665    $  17,092,764    $  28,710,494
   Other comprehensive income (loss) ........ ......        173,144          207,273       (7,568,233)
                                                      -------------    -------------    -------------
       Comprehensive income .................. .....     14,803,809       17,300,037       21,142,261
                                                      =============    =============    =============

                                                                      Number of Shares
                                                                      ----------------
Common stock, par value $1 each:
   Issued, beginning of year ......................      15,279,390       15,158,324       15,123,658
   Shares Issued ..................................          56,350          121,066           34,666
                                                      -----------------------------------------------
       Issued, end of year ........................      15,335,740       15,279,390       15,158,324
                                                      -----------------------------------------------
Common stock, authorized shares,
   par value $1 each ..............................      30,000,000       30,000,000       30,000,000
                                                      -----------------------------------------------
Common stock, shares outstanding, end of year .....       9,781,098        9,724,748        9,302,498
                                                      -----------------------------------------------
Dividends declared per share ......................            $.24             $.24             $.00
                                                      -----------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.


                                                                                          NYMAGIC, INC
                                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Year ended December 31,
                                                                                     -----------------------------------------------
                                                                                          2004             2003             2002
                                                                                     -----------------------------------------------
Cash flows from operating activities:
Net income                                                                           $  14,630,665    $  17,092,764    $  28,710,494
                                                                                     -------------    -------------    -------------

Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for deferred taxes                                                         4,150,733          116,476       4,424,857
    Net realized investment gains                                                         (677,589)        (549,988)     (8,456,003)
    Equity in earnings of limited partnerships                                          (7,704,358)      (8,548,971)       (977,220)
    Net bond amortization                                                                1,266,282          710,214       1,825,473
    Depreciation and other, net                                                            664,681          518,475         410,781
    Changes in:
    Premiums and other receivables                                                     (18,616,609)      11,708,218      39,203,457
    Reinsurance receivables paid and unpaid, net                                        18,553,934       45,573,778      35,326,444
    Ceded reinsurance payable                                                             (350,054)       6,094,468      (7,675,269)
    Accrued investment income                                                             (560,090)      (1,707,692)      3,855,082
    Deferred policy acquisition costs                                                   (4,809,697)        (537,414)        459,477
    Prepaid reinsurance premiums                                                          (472,101)     (14,508,651)     12,388,670
    Other assets                                                                          (536,067)      (1,141,142)      2,807,971
    Unpaid losses and loss adjustment expenses                                         (15,668,420)       2,927,248     (18,186,752)
    Reserve for unearned premiums                                                       21,267,111       16,421,908     (19,671,615)
    Foreign currency translation adjustments                                                    --               --        (811,880)
    Other liabilities                                                                   11,211,172         (348,458)     (7,445,716)
    Trading portfolio activities                                                        43,969,274      (61,736,951)             --
                                                                                     -------------    -------------   -------------
           Total adjustments                                                            51,688,202       (5,008,482)     37,477,757
                                                                                     -------------    -------------   -------------
Net cash provided by operating activities                                               66,318,867       12,084,282      66,188,251
                                                                                     -------------    -------------   -------------
Cash flows from investing activities:
    Fixed maturities acquired                                                          (80,380,360)    (132,310,120)   (121,264,193)
    Equity securities acquired                                                                  --               --     (47,958,228)
    Limited partnerships acquired                                                     (156,400,000)     (72,500,000)             --
    Fixed maturities sold                                                               55,017,140       64,840,423     344,255,556
    Net sale (purchase) of short-term investments                                      (40,975,796)      99,632,096    (290,365,000)
    Fixed maturities matured                                                             5,775,000        3,820,000       7,401,141
    Equity securities sold                                                                      --        4,658,759      41,820,921
    Limited partnerships sold                                                           79,061,430       14,091,597              --
    Receivable for securities not yet settled                                           (5,067,411)       1,645,152        (776,000)
    Payable for securities not yet settled                                              (8,321,250)       8,321,250              --
    Acquisition of property & equipment, net                                            (1,844,687)      (3,724,672)        (50,738)
                                                                                     -------------    -------------   -------------
Net cash used in investing activities                                                 (153,135,934)     (11,525,515)    (66,936,541)
                                                                                     -------------    -------------   -------------
Cash flows from financing activities:
    Proceeds from stock issuance and other                                               1,361,695        2,176,507         538,622
    Cash dividends paid to stockholders                                                 (2,335,451)      (1,747,170)             --
    Net sale of treasury shares                                                                 --        6,192,281              --
    Proceeds from borrowings                                                            97,705,428               --      15,719,953
    Loan principal payments                                                                     --       (6,219,953)    (17,411,253)
                                                                                     -------------    -------------   -------------
Net cash provided by (used in) financing activities                                     96,731,672          401,665      (1,152,678)
                                                                                     -------------    -------------   -------------
Net increase (decrease) in cash                                                          9,914,605          960,432      (1,900,968)
Cash at beginning of year                                                                1,940,541          980,109       2,881,077
                                                                                     -------------    -------------   -------------
Cash at end of year                                                                 $   11,855,146    $   1,940,541   $     980,109
                                                                                     =============    =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Summary Of Significant Accounting Policies:


Nature of operations

NYMAGIC, INC. (the "Company" or "NYMAGIC"), through its subsidiaries, has specialized in underwriting ocean marine, inland marine/fire, other liability and aircraft insurance through insurance pools managed by Mutual Marine Office, Inc. ("MMO"), Pacific Mutual Marine Office, Inc. ("PMMO"), and Mutual Marine Office of the Midwest, Inc. ("Midwest"). MMO, located in New York, PMMO located in San Francisco, and Midwest, located in Chicago, manage the insurance pools in which the Company's insurance subsidiaries, New York Marine And General Insurance Company ("New York Marine") and Gotham Insurance Company ("Gotham"), participate. All premiums, losses and expenses are prorated among pool members in accordance with their pool participation percentages. Effective January 1, 1997 and subsequent, the Company increased to 100% its participation in the business produced by the pools.

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

MMO EU and MMO UK, including its participation interest in Syndicates 1265 and 2010, are collectively referred to as "MMO London."

The Company maintains a 100% interest in a limited partnership hedge fund, Mariner Tiptree (CDO) Fund I, L.P. ("Tiptree"), that invests in CDO securities, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a Mariner affiliated Company. See Note 16 "Related Party Transactions"

Basis of reporting

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

Consolidation

The consolidated financial statements include the accounts of the Company, two insurance subsidiaries, New York Marine and Gotham, and three agency subsidiaries. MMO London's financial statements were included in the consolidated financial statements until November 2002, the date of the Company's withdrawal from its London operations. Gotham is owned 25% by the Company and 75% by New York Marine. Gotham is consolidated in the financial statements as it is a 100% indirect subsidiary of NYMAGIC, INC. All other subsidiaries are wholly owned by NYMAGIC. During 2003, the Company obtained a 100% interest in Tiptree whose financial statements are included in the consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

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

Realized  investment gains and losses (determined on the basis of first in first out) also include any declines in value which are considered to be other-than-temporary. Management reviews investments for impairment based upon quantitative and qualitative criteria that include downgrades in rating agency levels for securities, the duration and extent of declines in fair value of the security below its cost or amortized cost, interest rate trends, the Company's intent to hold the security, market conditions, and the regulatory environment for the security's issuer. Unrealized appreciation or depreciation of investments, net of related deferred income taxes, is reflected in accumulated other comprehensive income in shareholders' equity.

Derivatives

The Company maintained an interest rate agreement, which expired in 2002, that was entered into for purposes of hedging interest rate risk on the Company's note payable. Cash flows as a result of the hedge were recorded as adjustments to interest expense. The fair value of the cash flow derivative was recorded in other liabilities. Changes in the fair value of the derivative were recorded to results of operations. The Company entered into a rate lock agreement that was used to effectively hedge the Company's interest rate on its senior notes. Upon settlement, the cost of the rate lock agreement was included in bond issuance costs.

Premium and policy acquisition cost recognition

Premiums and policy acquisition costs are reflected in income and expense on a monthly pro rata basis over the terms of the respective policies. Accordingly, unearned premium reserves are established for the portion of premiums written applicable to unexpired policies in force, and acquisition costs, consisting mainly of net brokerage commissions and premium taxes relating to these unearned premiums, are deferred to the extent recoverable. The Company has provided an allowance for uncollectible premium receivables of $450,000 for each of the periods ended December 31, 2004 and December 31, 2003. The determination of acquisition costs to be deferred considers historical and current loss and loss adjustment expense experience. In measuring the carrying value of deferred policy acquisition costs consideration is also given to anticipated investment income using interest rates of 4% and 3% in 2004 and 2003, respectively.

Revenue recognition

Management commission income on policies written by the MMO insurance pools is recognized primarily as of the effective date of the policies issued. Adjustments to the policies, resulting principally from changes in coverage and audit adjustments, are recorded in the period reported.

Profit commission revenue derived from the reinsurance transactions of the insurance pools is recognized when such amount becomes earned as provided in the treaties to the respective reinsurers. The profit commission becomes due shortly after the treaty expires.

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

Depreciation

Property, equipment and leasehold improvements are depreciated over their estimated useful lives, which is approximately 3 to 12 years. External costs incurred in developing or obtaining software are capitalized and amortized over their useful lives.

Income taxes

The Company and its subsidiaries file a consolidated Federal tax return. The Company provides deferred income taxes on temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities based upon enacted tax rates. The effect of a change in tax rates is recognized in income in the period of change. The Company provides for a valuation allowance on certain deferred tax assets.

Fair values of financial instruments

The fair value of the Company's investments is disclosed in Note 2 including the fair values of privately placed securities. The fair values of fixed maturities, equity securities and short-term investments are based upon quotes obtained from independent sources. The Company's other financial instruments include short-term receivables and other payables which are recorded at the underlying transaction value and approximate fair value. See Note 9 for the fair value of the Company's senior notes.

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

Debt issuance costs

Debt issuance costs associated with the $100 million 6.5% Senior Note due March 15, 2014 are being amortized over the term of the senior debt using the interest method.

Stock options

Effective January 1, 2003 the Company adopted the fair value method of accounting under of FASB Statement No. 123, Accounting for Stock-Based
Compensation ("SFAS 123"), prospectively to all employee awards granted, modified or settled after January 1, 2003. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the year ended December 31, 2004 and the year ended December 31, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123, which includes awards issued after December 15, 1994. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations. Under APB 25, the Company recorded the difference, if any, between the exercise price of the Company's stock options and the market price of the underlying stock on the date of grant as an expense over the vesting period of the option. The adoption of SFAS 123 did not have a significant impact on the Company's results of operations, financial condition or liquidity.


The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period. The table includes only the effect of stock options on net income and earnings per share as all other stock compensation awards have been accounted for under SFAS 123. The amounts for all other awards issued were $522,729, $455,450 and $368,100 for 2004, 2003 and 2002, respectively.


                                                 Year Ended December 31,
                                            --------------------------------
                                              2004        2003         2002
                                              ----        ----         ----
                                           (in thousands except per share data)

Net income, as reported                    $ 14,631     $17,093      $28,710
Add: Stock based employee
   compensation expense included in
   reported net income, net of related
tax effects                                      30          19           15
Deduct: Total stock-based employee
compensation expense determined
under the fair value based method for all
awards, net of related tax effects             (354)       (358)        (162)
                                             -------     --------    --------

Pro forma net income                       $ 14,307     $16,754      $28,563
                                             =======     ========    ========

Earnings per share:

Basic EPS - as reported                       $1.50        $1.77       $3.09
Basic EPS - pro forma                         $1.47        $1.73       $3.08

Diluted EPS - as reported                     $1.48        $1.74       $3.08
Diluted EPS - pro forma                       $1.44        $1.70       $3.07

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

In December 2003, the FASB issued a revised version of FIN 46 ("FIN 46R"), which incorporates a number of modifications and changes made to the original version. FIN 46R replaces the previously issued FIN 46 and, subject to certain special provisions, was effective no later than the end of the first reporting period that ended after December 15, 2003 for entities considered to be special-purpose entities and no later than the end of the first reporting period that ended after March 15, 2004 for all other VIEs. Early adoption is permitted. The adoption of FIN 46R did not result in the consolidation of any VIEs.

In March 2004, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." This consensus provided recognition and measurement guidance for determining when an investment is other-than-temporarily impaired, specifically, when the investor has the ability and intent to hold an investment until recovery. This guidance was effective for reporting periods beginning after June 15, 2004. In September 2004, the guidance contained within some of the paragraphs in EITF 03-1 were delayed by FSP EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," until new guidance is issued. The Company believes the adoption of this guidance will not have a material impact on results of operations or financial condition.
(For further discussion, see disclosures in Note 2.)

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

Effective December 2004, the FASB issued SFAS 123 (revised 2004), Share Based Payment. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123 (revised 2004) is not likely to have a material impact on the Company's results of operations or financial condition since the Company previously adopted the fair value recognition provisions of SFAS 123.

(2) Investments:

A summary of investment components at December 31, 2004 and December 31, 2003 at fair value consists of the following:


                                                          December 31, 2004      Percent      December 31, 2003       Percent
                                                          -----------------      -------      -----------------       -------
Fixed Maturities Available for Sale (Fair Value):
------------------------------------

U.S. Treasury Securities                                   $     10,018,470        1.59%       $     9,184,916          1.77%
Municipalities                                                    7,652,500        1.21%            17,352,350          3.34%
Corporate Bonds                                                  95,061,930       15.07%            66,933,425         12.88%
-----------------------------------------------------------------------------------------------------------------------------
           Subtotal                                        $    112,732,900       17.87%       $    93,470,691         17.99%

Trading Securities (Fair Value):
------------------
Collateralized Debt Obligations                                  17,767,675        2.82%            61,736,951         11.88%
-----------------------------------------------------------------------------------------------------------------------------
Total Fixed Maturities and Trading Portfolio               $    130,500,575       20.69%       $   155,207,642         29.87%

Cash & Short-term Investments (at Cost)                         309,894,313       49.12%           259,000,216         49.84%
-----------------------------------------------------------------------------------------------------------------------------
Total Fixed Maturities, Cash and Short-term Investments    $     440,394,888      69.81%           414,207,858         79.71%

Limited Partnership Hedge Funds (at Equity)                      190,477,346      30.19%           105,434,419         20.29%
-----------------------------------------------------------------------------------------------------------------------------
Total Investment Portfolio                                 $     630,872,234     100.00%       $   519,642,277        100.00%

Gross unrealized gains on fixed maturities available for sale were $1,560,532 and $1,215,206 at December 31, 2004 and December 31, 2003, respectively; and gross unrealized losses on fixed maturities available for sale were $418,437 and $339,486 at December 31, 2004 and December 31, 2003, respectively.

Included in investments at December 31, 2004 are securities required to be held by the Company or those that are on deposit with various regulatory authorities as required by law with a fair value of $10,053,470.

There were no non-income producing fixed maturity investments for each of the years ended December 31, 2004 and December 31, 2003.

The Company held no mortgage backed securities at December 31, 2004 or at December 31, 2003.

The gross unrealized gains and losses on fixed maturities available for sale at December 31, 2004 and December 31, 2003 are as follows:


                                                                                          2004

                                                         --------------------------------------------------------------------------
                                                                                   Gross               Gross
                                                             Amortized           Unrealized          Unrealized            Fair
                                                               Cost                Gains               Losses              Value
                                                         --------------------------------------------------------------------------
Fixed maturities available for sale:

U.S. Treasury Securities ..................              $   9,982,560          $   104,633          $  (68,723)        $10,018,470
Municipalities ............................                  7,636,491               16,009                  --           7,652,500
Corporate Bonds ...........................                 93,971,754            1,439,890            (349,714)         95,061,930
                                                         --------------------------------------------------------------------------
Totals ....................................              $ 111,590,805          $ 1,560,532          $ (418,437)       $112,732,900
                                                         --------------------------------------------------------------------------

                                                                                          2003

                                                         --------------------------------------------------------------------------
                                                                                   Gross               Gross
                                                             Amortized           Unrealized          Unrealized            Fair
                                                               Cost                Gains               Losses              Value
                                                         --------------------------------------------------------------------------
Fixed maturities available for sale:

U.S. Treasury Securities ..................              $   8,920,553          $   303,408           $ (39,045)       $  9,184,916
Municipalities ............................                 17,338,395               13,955                --            17,352,350
Corporate Bonds ...........................                 66,336,023              897,843            (300,441)         66,933,425
                                                         --------------------------------------------------------------------------
Totals ....................................              $  92,594,971          $ 1,215,206           $(339,486)       $ 93,470,691
                                                         --------------------------------------------------------------------------


The following table summarizes all securities in an unrealized loss position at December 31, 2004 disclosing the aggregate fair value and gross unrealized loss for less than as well as more than 12 months, and in conjunction with the Company's investment impairment policy, the Company believes the unrealized losses to be not other-than-temporary.


                                                                                         2004
                                         -------------------------------------------------------------------------------------------
Description of Securities                Less than 12 months                       12 months or longer                     Total

                                         -------------------------------------------------------------------------------------------
                                            Fair        Unrealized        Fair          Unrealized        Fair          Unrealized
                                            Value          Loss           Value            Loss           Value            Loss
                                         -------------------------------------------------------------------------------------------
U.S. Treasury Securities                 $ 1,126,031    $    (8,952)    $ 2,979,900     $  (59,771)     $ 4,105,931     $   (68,723)
Corporate Bonds                           20,784,945       (175,705)     24,041,381       (174,009)      44,826,326        (349,714)
                                         -------------------------------------------------------------------------------------------
Total temporarily impaired               $21,910,976    $  (184,657)    $27,021,281     $ (233,780)     $48,932,257     $  (418,437)
      securities


The amortized cost and fair value of debt securities at December 31, 2004 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Fixed maturities available for sale
                                               -------------------------------------------------
                                                     Amortized                          Fair
                                                          Cost                          Value
                                               -------------------------------------------------

Due in one year or less.................          $ 12,877,931                      $ 12,865,419
Due after one year through five years..             79,880,514                        80,898,587
Due after five years through ten years..             9,302,178                         9,428,590
Due after ten years..........................        9,530,182                         9,540,304
                                               -------------------------------------------------

Totals......................................     $ 111,590,805                      $112,732,900
                                               -------------------------------------------------

The investment portfolio has exposure to market risks, which include the effect of adverse changes in interest rates, credit quality, hedge fund and collateralized debt obligations (CDO) values on the portfolio. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Hedge fund and CDO risks include the potential loss from the diminution in the value of the underlying investment of the hedge fund and the potential loss from changes in the fair value of CDO securities.

Proceeds from sales of investments in debt securities held for sale for the years ended December 31, 2004, 2003 and 2002 were $55,017,140, $64,840,423 and
$344,255,556,  respectively.  Gross gains of $995,789,  $131,601 and $13,308,860 and gross losses of $322,415, $399,524 and $2,028,978 were realized on those sales for the years ended December 31, 2004, 2003 and 2002, respectively.

Realized gains (losses) and unrealized investment appreciation (depreciation) on fixed maturities and equity securities for the years ended December 31, 2004, 2003 and 2002 are as follows:



                                                                                            Year ended December 31,
                                                                        ------------------------------------------------------------
                                                                                2004                  2003                  2002
                                                                        ------------------------------------------------------------

Realized gains (losses) of investments
        Fixed maturities ......................................          $    673,374           $    (267,923)         $ 11,279,882
        Equity securities .....................................                    --                 (69,900)           (2,839,006)
        Short-term investments ................................                 4,215                 887,811                15,127
                                                                        ------------------------------------------------------------
        Net realized investment gains .........................               677,589                 549,988             8,456,003
        Less: applicable income taxes .........................              (237,156)               (192,496)           (2,959,601)
                                                                        ------------------------------------------------------------
Net realized investment gains after taxes .....................          $    440,433           $     357,492           $ 5,496,402
                                                                        ============================================================


The Company recorded declines in values of investments considered to be other-than-temporary of $124,487, $0, and $1,520,210 for the years ended
December 31, 2004, 2003 and 2002.


                                                                                            Year ended December 31,
                                                                        ------------------------------------------------------------
                                                                                2004                  2003                  2002
                                                                        ------------------------------------------------------------

Change in unrealized investment appreciation
           (depreciation) of securities:
        Fixed maturities .........................................         $  266,375           $     318,878           $(3,066,700)
        Equity securities ........................................               --                        --            (7,327,689)
                                                                        ------------------------------------------------------------
        Net unrealized investment gains (losses) .................            266,375                 318,878           (10,394,389)
        Less:  applicable deferred income taxes ..................            (93,231)               (111,605)            3,638,036
                                                                        ------------------------------------------------------------
Net unrealized investment gains (losses) after taxes .............         $  173,144           $     207,273          $ (6,756,353)
                                                                        ============================================================

Net investment income from each major category of investments for the years indicated is as follows:


                                                                                            Year ended December 31,
                                                                          ----------------------------------------------------------
                                                                                2004                2003                   2002
                                                                          ----------------------------------------------------------
Fixed maturities available for sale ...........................            $  4,375,898        $  4,176,273           $ 14,410,878
Trading securities ............................................              13,420,243          12,909,671                     --
Short-term investments ........................................               2,999,993           1,879,098                931,168
Equity securities .............................................                      --                  --                496,194
Equity in earnings of limited partnerships ....................               7,704,357           8,548,971                977,220
                                                                          ----------------------------------------------------------
           Total investment income ............................              28,500,491          27,514,013             16,815,460
Investment expenses ...........................................              (4,821,537)         (5,120,309)              (994,726)
                                                                          ----------------------------------------------------------
           Net investment income ..............................            $ 23,678,954        $ 22,393,704           $ 15,820,734
                                                                          ==========================================================

Net investment income for trading securities includes $143,550 of net unrealized gains as of December 31, 2004.

In addition to its investment in Tiptree, the Company held $190.5 million of limited partnership hedge funds at December 31, 2004, accounted for under the equity method, as follows:


                                                                   Amount                   Ownership %
                                                                   ------                   -----------
Airline Recovery Partners, LLC                                 $  5,662,367                      9.81
Amici Qualified Associates, LP                                    9,648,541                      3.19
Artesian Credit Arbitrage Total Return Fund                      15,301,671                     10.24
Asuka Japanese Equity Long/Short Fund LP                          5,134,823                      9.26
Boldwater Credit Opportunities Fund I, LP                        10,079,885                     10.05
Brencourt Arbitrage, L.P.                                         7,888,550                      8.93
Caspian Capital Partners, LP(1)                                   2,941,201                      0.68
Dolphin Domestic Fund II, LP                                      2,899,562                      5.43
Dolphin Limited Partnership - A                                  14,311,825                     14.32
Havens Partners, LP                                               8,292,995                      8.20
Mariner Voyager LP(1)                                             2,415,388                      2.07
Midway Market Neutral Fund LLC                                   11,898,231                      9.20
MV Partners Fund I, L.P. - Tranche B                              2,876,870                      2.01
Newsmith Credit Fund, LP                                          8,812,806                     16.02
Nippon Partners, L.P.                                             7,645,241                      6.49
Parkcentral Global, L.P.                                          9,610,895                      2.66
P.A.W. Partners, L.P.                                             8,634,056                      3.24
Relative Value International Fund, L.P.                          10,999,131                     16.42
RH Capital Associates Number One, LP                              7,101,026                      1.67
SLS Investors                                                     7,811,732                      4.01
Triage Capital Management, L.P.                                   8,193,178                      3.59
Wexford Spectrum Fund I, L.P.                                    22,317,372                      5.95
                                                                 ----------

Total limited partnership hedge funds                          $190,477,346
                                                                ===========

        (1) Limited partnership hedge fund directly managed by Mariner.

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

The hedge funds in which we invest usually impose limitations on the timing of withdrawals from the hedge funds (most are within 90 days), and may affect our liquidity. With respect to the Company's $15.7 million investment in the Tiptree limited partnership hedge fund managed by a Mariner affiliated Company and consolidated in the Company's financial statements, the Company cannot withdraw funds for a minimum period of three years without the consent of the hedge fund manager.

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

Margin Account

The Company maintains an investment in a limited partnership hedge fund, (Tiptree), that invests in CDOs, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a Mariner affiliated company. This investment is consolidated in the Company's financial statements. CDOs and CRSs are purchased by various broker dealers. Such purchases are then repackaged and sold to investors within a relatively short time period, normally within a few months. Tiptree earns a fee for servicing these arrangements and provides a margin account as collateral to secure the credit risk of the purchases made by the dealers under these agreements. Tiptree does not share in the gains or losses on investments held by the dealer. Management expects that only under a remote circumstance would the margin account be drawn by the dealer to secure losses. Many of the securities purchased are investment grade floating rate securities and large unrealized losses are not normally expected to occur. The Company seeks to mitigate market risk associated with such investments by concentrating on investment grade, floating rate securities with the risk of loss being limited to the cash held in the margin accounts. As of December 31, 2004, Tiptree has provided $7.5 million in cash as collateral to secure any purchases made by the dealers. This amount is included in the consolidated cash balance of $11,855,146.

Securities lending

The Company maintains a securities lending agreement with Bear, Stearns Securities Corp. (the "Borrower") whereby certain securities from its portfolio are loaned to the Borrower for short periods of time. The agreement sets forth the terms and conditions under which the Company may, from time to time, lend to the Borrower, against a pledge of restricted collateral, securities held in custody for the Company by Custodial Trust Company, an affiliate of the Borrower. The Company receives restricted collateral from the Borrower generally equal to at least the fair value of the loaned securities plus accrued interest. The loaned securities remain a recorded asset of the Company. At December 31, 2004 and December 31, 2003, the Company had loaned securities with a fair value of $3,266,890 and $6,760,722, respectively and held collateral related to these loaned securities of $3,367,297 and $6,962,206, respectively.

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

A summary of the pools' underwriting accounts as of December 31, 2004 and December 31, 2003 is as follows:



                                                                                                    (Unaudited)
                                                                                                    -----------
                                                                                                2004            2003

                                                                                        --------------------------------------
Cash and short-term investments ...........................................               $ 21,238,135        $18,651,338
Premiums receivable ......................................................                  28,929,441         21,662,214
Reinsurance and other receivables ........................................                  48,902,946         20,172,248
                                                                                        ---------------------------------
Total assets .............................................................                $ 99,070,522        $60,485,800
                                                                                        =================================

Due to insurance pool members ............................................                  46,349,940         10,894,676
Reinsurance payable ......................................................                  26,000,228         26,587,878
Funds withheld from reinsurers ...........................................                  24,590,399         20,729,319
Other liabilities ........................................................                   2,129,955          2,273,927
                                                                                        ---------------------------------
Total liabilities ........................................................                $ 99,070,522        $60,485,800
                                                                                        =================================

A portion of the pools'  underwriting  accounts  above have been included in the
Company's   insurance   subsidiaries   operations  based  upon  their  pro  rata
participation in the MMO insurance pools.

(4) Insurance Operations:

Reinsurance transactions

Approximately 25%, 31% and 30% of the Company's insurance subsidiaries' direct and assumed gross premiums written for the years ended December 31, 2004, 2003 and 2002, respectively, have been reinsured by the pools with other companies on both a treaty and a facultative basis.

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

On May 28, 2003, an arbitration proceeding against Utica Mutual was completed and it was ordered to pay MMO approximately $7.8 million, which represented Utica Mutual's funding requirement to the pools and had no impact on the Company's results of operations. In addition, the Company was awarded interest of approximately $1 million on a pre-tax basis which was reflected in results of operations in 2003. Following the award, these amounts were paid in full. This award confirmed that, as a pool member, Utica Mutual is required to fund gross losses paid by MMO, acting as managing agent.

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

The Company's largest unsecured reinsurance receivables at December 31, 2004 were from the following reinsurers:



Reinsurer                                             Amounts                     A.M. Best Rating
---------------------------------                     ----------                  ----------------
                                                     (in millions)
Lloyd's Syndicates                                    $    55.5                   A (Excellent)
Swiss Reinsurance America Corp.                            12.0                   A+ (Superior)
FM Global (Arkwright)                                       7.7                   A+ (Superior)
Lloyd's (Equitas)                                           7.2                   NR-3 (Rating Procedure Inapplicable)
Folksamerica Reinsurance Company                            7.0                   A (Excellent)
GE Reinsurance Corp.                                        4.2                   A (Excellent)
Liberty Mutual Insurance Company                            3.4                   A (Excellent)
Utica Mutual Insurance Company                              3.1                   A- (Excellent)
Hartford Fire Insurance Company                             3.1                   A+ (Superior)
                                                            ---
Total                                                    $103.2

The reinsurance contracts with the above listed companies are generally entered into annually and provide coverage for claims occurring while the relevant agreement was in effect, even if claims are made in later years. The contracts with Arkwright and Utica Mutual were entered into with respect to their participation in the pools.

Lloyd's maintains a trust fund, which was established for the benefit of all United States ceding companies. For the three most recent years for which Lloyd's has reported results, 2001, 2000, and 1999, losses were reported for all three years. Lloyd's is expected to report a profit for 2003 and 2002. Lloyd's receivables represent amounts due from approximately 100 different Lloyd's syndicates.

Equitas, a Lloyd's company established to settle claims for underwriting years 1992 and prior, maintains policyholders' surplus at March 31, 2004 of approximately 460 million Pounds Sterling (US $840 million). However, given the uncertainty surrounding the adequacy of surplus and sufficiency of assets in Equitas to meet its ultimate obligations, there is a reasonable possibility that the Company's collection efforts relating to reinsurance receivables from Equitas may be adversely affected in the future.

The Company's exposure to reinsurers, other than those indicated above, includes reinsurance receivables from approximately 600 reinsurers or syndicates, and as of December 31, 2004, no single one was liable to the Company for an unsecured amount in excess of approximately $3 million.

Funds withheld of approximately $15.6 million and letters of credit of approximately $131.1 million as of December 31, 2004 were obtained as collateral for reinsurance receivables as provided under various reinsurance treaties. Reinsurance receivables as of December 31, 2004 and 2003 included an allowance for uncollectible reinsurance receivables of $12.4 million and $12.8 million, respectively. Uncollectible reinsurance resulted in charges to operations of approximately $1.2 million, $1.0 million and $5.2 million in 2004, 2003 and 2002, respectively.

Reinsurance ceded and assumed relating to premiums written were as follows:



                         Gross                   Ceded               Assumed                             Percentage
                        (direct)                to other            from other                          of assumed
Year Ended               amount                companies             companies            Net amount       to net
--------------------------------------------------------------------------------------------------------------------
December 31, 2004     $159,407,233            $46,505,810          $24,226,839          $137,128,262         18%
December 31, 2003      123,520,550             44,889,948           19,676,603            98,307,205         20%
December 31, 2002      113,988,866             46,074,907           38,528,136           106,442,095         36%


     Reinsurance ceded and assumed relating to premiums earned were as follows:




                         Gross                   Ceded               Assumed                             Percentage
                        (direct)                to other            from other                           of assumed
Year Ended               amount                companies            companies            Net amount       to net
---------------------------------------------------------------------------------------------------------------------
December 31, 2004     $142,738,099            $46,033,709          $19,628,864          $116,333,254         17%
December 31, 2003      111,876,648             30,381,297           14,898,599            96,393,950         15%
December 31, 2002      119,181,201             58,437,148           52,713,400           113,457,453         46%


Losses and loss adjustment expenses incurred are net of ceded reinsurance recoveries of $18,416,068, $27,564,318 and $60,574,707 for the years ended
December 31, 2004, 2003 and 2002, respectively.

Unpaid losses

Unpaid losses are based on individual case estimates for losses reported and include a provision for losses incurred but not reported and for loss adjustment expenses. The following table provides a reconciliation of the Company's consolidated liability for losses and loss adjustment expenses for the years ended December 31, 2004, 2003 and 2002:


                                                                Year ended December 31,
                                                        -----------------------------------
                                                              2004         2003       2002
                                                        -----------------------------------
                                                                  (In thousands)
Net liability for losses and loss adjustment
  expenses at beginning of year ................          $ 242,311    $ 208,979    $ 210,953
                                                           ---------    ---------    ---------
Provision for losses and loss adjustment
  expenses occurring in current year ...........             81,518       57,125       68,952
Increase (decrease) in estimated losses and loss
  adjustment expenses for claims occurring
  in prior years(1) ...........................             (14,960)      (1,410)       4,389
Deferred income-loss portfolio
  assumption(2) ................................                 --           --           15
                                                          ---------    ---------    ---------
Net loss and loss adjustment expenses
  incurred .....................................             66,558       55,715       73,356
                                                          ---------    ---------    ---------
Less:
Losses and loss adjustment expense payments
  for claims occurring during:
      Current year .............................             10,287        5,241       11,950
      Prior years ..............................             43,103       17,142       63,365
                                                             ------       ------       ------
                                                             53,390       22,383       75,315
Add:
Deferred income-loss portfolio assumption (2) ...                --           --          (15)
                                                          ---------    ---------    ---------
Net liability for losses and loss adjustment
  expenses at year end .........................            255,479      242,311      208,979
                                                          ---------    ---------    ---------
Ceded unpaid losses and loss adjustment
  expenses at year end .........................            247,782      276,619      307,023
                                                          ---------    ---------    ---------
Gross unpaid losses and loss adjustment
  expenses at year end .........................          $ 503,261    $ 518,930    $ 516,002
                                                          =========    =========    =========

         (1) The adjustment to the consolidated liability for losses and loss adjustment expenses for losses occurring in prior years reflects the net effect of the resolution of losses for other than full reserve value and subsequent readjustments of loss values. The $15 million decrease in 2004 reflects favorable loss development in the aviation line, mainly in reserve adjustments of $8.3 million for the terrorist attacks of September 11, 2001 on the Pentagon and the hijacked airliner that crashed in Pennsylvania, and in the ocean marine line of business due to a lower than expected emergence of losses in the 1998-2001 accident years. The decrease in 2003 of $1.4 million reflects favorable loss development arising from the ocean marine line of business, partially offset by adverse development in the aviation line for accident years 1997-2000. The increase in 2002 of $4.4 million reflects provisions made for insolvent, financially impaired and commuted reinsurers, and adverse development from the Company's other liability line reflecting umbrella exposures. The 2002 amount was partially offset by favorable development in the ocean marine line of business.

         (2) Deferred income-loss portfolio assumption represents the difference between cash received and unpaid loss reserves assumed as a result of the Company's assumption of net pool obligations from two former pool members, which was initially capitalized and was amortized over the payout period of the related losses.

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

At December 31, 2004 and December 31, 2003, the Company's gross, ceded and net loss and loss adjustment expense reserves for all asbestos/environmental policies amounted to $70.7 million, $57.9 million and $12.8 million, and $77.3 million, $65.5 million and $11.8 million, respectively. As of December 31, 2004 and December 31, 2003, the Company had approximately 340 and 330 policies, respectively, under which there was at least one claim outstanding relating to asbestos/environmental exposures. The Company believes that the uncertainty surrounding asbestos/environmental exposures, including issues as to insureds' liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions, all affect the estimation of ultimate losses. Under such circumstances, it is difficult to determine the ultimate loss for asbestos/environmental related claims. Given the uncertainty in this area, losses from asbestos/environmental related claims may develop adversely and, accordingly, management is unable to estimate the range of possible loss that could arise from asbestos/environmental related claims. However, the Company's net unpaid loss and loss adjustment expense reserves, in the aggregate, as of December 31, 2004, represent management's best estimate.

In 2001, the Company recorded losses of $154.9 million and $8.0 million on a gross and net of reinsurance basis, respectively, in its aircraft line of business as a result of the terrorist attacks of September 11, 2001 on the World Trade Center, the Pentagon and the hijacked airliner that crashed in Pennsylvania (collectively, the "WTC attack"). Additional reinsurance costs were also incurred on the WTC attack and amounted to $5.0 million. Since 2001, reinsurance recoverables related to the WTC attack have decreased and the net liability has increased as a result of the commutation of certain reinsurance recoverables. The ultimate gross and net liability for unpaid losses resulting from the WTC attack represent the estimated ultimate costs of all incurred claims and claim adjustment expenses. Since the gross liability and related reinsurance recoverables are based on estimates, the ultimate liability may change from the amount provided currently, depending upon revisions in gross loss estimates and the interpretation as to the number of occurrences as defined in the aircraft ceded reinsurance treaties. For example, in September 2004 the Company became aware of additional information that allowed us to reduce loss reserves relating to the terrorist attacks of September 11, 2001 on the Pentagon and the hijacked airliner that crashed in Pennsylvania. This amounted to a reduction of $16.3 million and $8.3 million in gross and net loss reserves, respectively, to the Company.

Salvage and subrogation

Estimates of salvage and subrogation recoveries on paid and unpaid losses have been recorded as a reduction of unpaid losses amounting to $7,112,142 and $6,480,163 at December 31, 2004 and December 31, 2003, respectively.

Deferred policy acquisition costs

Deferrable acquisition costs amortized to income amounted to $25,166,397, $19,430,211 and $18,898,550 for the years ended December 31, 2004, 2003 and
2002, respectively.

(5) Property, Improvements and Equipment, Net:

Property, improvements and equipment, net at December 31, 2004 and December 31, 2003 include the following:

                                                                            2004               2003
                                                                      ----------------------------------
Office furniture and equipment .....................................    $ 1,335,844          $ 1,905,366
Computer equipment .................................................        500,139            1,029,816
Computer software ..................................................      2,482,235              754,186
Leasehold improvements .............................................      2,254,787            4,292,659
                                                                      ----------------------------------
                                                                          6,573,005            7,982,027
Less:  accumulated depreciation and amortization ...................     (1,455,396)          (4,044,424)
                                                                      ----------------------------------
       Property, improvements and equipment, net ...................    $ 5,117,609          $ 3,937,603
                                                                      ==================================

Depreciation  and  amortization  and other expenses for the years ended December
31,  2004,   2003  and  2002  amounted  to  $703,224,   $518,475  and  $410,781,
respectively.

(6) Income Taxes:

The components of deferred tax assets and liabilities as of December 31, 2004 and December 31, 2003 are as follows:



                                                                           December 31, 2004    December 31, 2003
                                                                           ----------------------------------------
Deferred Tax Assets:
Loss reserves ..................................................            $12,808,891            $12,017,630
Unearned premiums ..............................................              4,319,717              2,864,066
Loss carryforwards .............................................              3,286,180              2,990,941
Bad debt reserve ...............................................                182,972                910,000
Other ..........................................................                271,849                343,555
                                                                              ---------------------------------
Deferred tax assets ............................................             20,869,609             19,126,192
                                                                              ---------------------------------

Less: Valuation allowance ......................................              3,790,355              3,495,116
                                                                              ---------------------------------

Total deferred tax assets ......................................             17,079,254             15,631,076
                                                                              ---------------------------------

Deferred Tax Liabilities:
Deferred policy acquisition costs ..............................              4,569,354              2,885,960
Unrealized appreciation of investments .........................                399,734                306,503
Deferred investment income .....................................              3,780,199                213,677
Accrued salvage and subrogation ................................                296,773                284,174
Other ..........................................................                504,437                168,041
                                                                              ---------------------------------
Total deferred tax liabilities .................................              9,550,497              3,858,355
                                                                              ---------------------------------
Net deferred tax assets ........................................            $ 7,528,757            $11,772,721
                                                                            ===================================


The last year to which the loss carryforwards can be carried forward against future tax liabilities is the year 2024.

The Company's valuation allowance account with respect to the deferred tax asset and the change in the account is as follows:


                                                        December 31, 2004   December 31, 2003    December 31, 2002
                                                        ----------------------------------------------------------
Balance, beginning of year ...................         $    3,495,116      $    2,363,081       $  11,050,489
Change in valuation allowance ................                295,239           1,132,035          (8,687,408)
                                                        ----------------------------------------------------------
Balance, end of period .......................         $    3,790,355      $    3,495,116       $   2,363,081
                                                       ===========================================================

The change in the valuation account relates primarily to loss carryforwards.

The Company believes that the total deferred tax asset, net of the recorded valuation allowance account, as of December 31, 2004 will more likely than not be fully realized.

Income tax provisions differ from the amounts computed by applying the Federal statutory rate to income before income taxes as follows:


                                                      Year ended December 31,
                                                  ------------------------------
                                                    2004       2003      2002
                                                    ----       -----     ----

Income taxes at the Federal statutory rate ....      35.0%     35.0%     35.0%
Tax exempt interest ...........................      (0.2)     (0.3)     (4.7)
Valuation allowance ...........................       1.3       4.3     (32.6)
State taxes ...................................      (0.9)     (2.4)     (0.3)
Other, net ....................................       0.1      (1.8)      1.0
                                                     ----      ----      ----
           Income tax provisions ..............      35.3%     34.8%     (1.6)%
                                                     ====      ====      ====

Federal income tax paid (received) amounted to $5,263,512, $6,248,652 and $(4,849,204) for the years ended December 31, 2004, 2003 and 2002, respectively.

At December 31, 2004, the federal income tax recoverable included in other assets amounted to $460,289. At December 31, 2003 the federal income tax payable included in other liabilities amounted to $1,258,717.

Reduction of income taxes paid as a result of the deduction triggered by employee exercise of stock options for the years ended December 31, 2004, 2003 and 2002 amounted to $139,819, $331,737 and $83,436, respectively. The benefit received was recorded in paid-in capital.

(7) Statutory Income and Surplus:

The Company's domestic insurance subsidiaries are limited, based on the lesser of 10% of policyholders' surplus or 100% of adjusted net investment income, as defined under New York Insurance Law, in the amount of ordinary dividends they may pay without regulatory approval. Within this limitation, the maximum amount which could be paid to the Company out of the domestic insurance companies' surplus was approximately $14.7 million as of December 31, 2004. In connection with the application for approval of acquisition of control of NYMAGIC, INC., filed by Mariner Partners, Inc. ("Mariner") and William J. Michaelcheck, a Director of the Company and a majority shareholder of Mariner, with the New York State Insurance Department (the "Department") pursuant to Section 1506 of the New York Insurance Law, New York Marine and Gotham agreed for a period of two years from July 31, 2002, the date of the acquisition of such control, not to pay any dividends without the consent of the Department. During 2003 and first quarter of 2004, New York Marine requested and received approval from the State of New York Insurance Department to pay extraordinary dividends of $5,000,000 and $15,000,000, respectively, to the Company.

Combined statutory net income, surplus and dividends declared by the Company's domestic insurance subsidiaries were as follows for the periods indicated:



                                Combined                     Combined                      Dividends
                                Statutory                    Statutory                     Declared
Year Ended                      Net Income                    Surplus                      To Parent
----------                     ------------                ------------                   -----------
December 31, 2004        $        5,363,000          $      181,633,000            $       15,500,000
December 31, 2003        $       13,689,000          $      186,325,000            $        9,575,000
December 31, 2002        $       16,412,000          $      180,394,000            $       12,361,000


The National Association of Insurance Commissioners (the "NAIC") provided a comprehensive basis of accounting for reporting to state insurance departments. Included in the codified accounting rules was a provision for the state insurance commissioners to modify such accounting rules by practices prescribed or permitted for insurers in their state. The domestic insurance companies are domiciled in the State of New York, however, there were no differences for the years ended December 31, 2004 and 2003, respectively, between prescribed accounting practices and those approved by the NAIC.


(8) Employee Retirement Plans:

The Company maintains a retirement plan for the benefit of our employees in the form of a Profit Sharing Plan and Trust, which resulted from the merger of our Profit Sharing Plan and Money Purchase Plan in 2003. The Profit Sharing Plan and Trust provides for an annual mandatory contribution of 7.5% of compensation for each year of service during which the employee has completed 11 months of service and is employed on the last day of the plan year. An additional discretionary annual contribution of up to 7.5% of compensation may also be made by the Company. The plan provides for 100% vesting upon completion of one year of service. Employee retirement plan expenses for the years ended December 31, 2004, 2003 and 2002 amounted to $966,008, $901,343 and $1,167,436, respectively.

(9) Debt:

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

The fair value of the senior debt at December 31, 2004 was a price equal to 96.5% of the par value.

Interest paid amounted to $3,322,738, $34,327 and $608,148 for the years ended December 31, 2004, 2003 and 2002, respectively.

(10) Commitments:

The Company maintains various operating leases to occupy office space. The lease terms expire on various dates through July 2016.

The aggregate minimum annual rental payments under various operating leases for office facilities as of December 31, 2004 are as follows:

                                                      Amount
                                                      ------
          2005............................          1,299,180
          2006............................          1,302,134
          2007............................          1,283,444
          2008............................          1,283,444
          2009............................          1,283,444
          Thereafter......................          8,149,862
                                                  -----------
          Total...........................        $14,601,508


The operating leases also include provisions for additional payments based on certain annual cost increases. Rent expenses for the years ended December 31, 2004, 2003 and 2002 amounted to $1,306,695, $1,993,278, and $1,102,755, respectively.

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

Additionally, the Company made a first amendment to a lease dated May 4, 2004 for its office in Chicago. The minimum monthly rental payments of $4,159 will commence in 2005 and end in 2010.

(11) Comprehensive Income:

The Company's comparative comprehensive income is as follows:



                                                                     Years ended December 31,
                                                              -----------------------------------------
                                                                  2004            2003           2002
                                                              -----------------------------------------

Net income                                                    $14,630,665    $17,092,764    $28,710,494

Other comprehensive income (loss), net of tax:
     Unrealized holding gains (losses) on securities,
         net of deferred tax benefit (expense) of
         $(330,387), $(304,104), and $678,435                     613,577        564,765     (1,259,951)
     Less: reclassification adjustment for gains realized
         in net income, net of tax expense of
         $(237,156),$(192,496), and $(2,959,601)                  440,433        357,492      5,496,402
     Foreign currency translation adjustment                           --             --       (811,880)
                                                              -----------------------------------------
              Other comprehensive income (loss)                   173,144        207,273     (7,568,233)
                                                              -----------------------------------------

Total comprehensive income                                    $14,803,809    $17,300,037    $21,142,261
                                                            ===========================================


The Company recorded unrealized holding gains on securities, net of deferred taxes, of $742,364 and $569,220 as of December 31, 2004 and December 31, 2003, respectively.

(12) Common Stock Repurchase Plan and Shareholders' Equity:

The Company has a common stock repurchase plan which authorizes the repurchase of up to $55,000,000, at prevailing market prices, of the Company's issued and outstanding shares of common stock on the open market. As of December 31, 2004, the Company had repurchased a total of 2,338,684 shares of common stock under this plan at a total cost of $42,242,044 at market prices ranging from $12.38 to $28.81 per share. There were no repurchases made during 2004.

In connection with the acquisition of MMO in 1991, the Company also acquired 3,215,958 shares of its own common stock held by MMO and recorded such shares as treasury stock at MMO's original cost of $3,919,129.

A reconciliation of basic and diluted earnings per share for each of the years ended December 31, 2004, 2003 and 2002 is as follows:



                              December 31, 2004                  December 31, 2003                   December 31, 2002
                     ---------------------------------------------------------------------------------------------------------------
                                  Weighted                              Weighted                          Weighted
                                  Average                               Average                            Average
                     Net           Shares       Per         Net         Shares      Per       Net           Shares       Per
                     Income      Outstanding    Share       Income    Outstanding   Share    Income      Outstanding    Share
                     ---------------------------------------------------------------------------------------------------------------
                                                         (In thousands except for per share data)

Basic EPS             $14,631      9,736        $1.50      $17,093       9,673      $1.77    $28,710         9,277      $3.09

Effect of Dilutive Securities:
        Stock Options      --        180        $(.02)          --         155      $(.03)        --            32      $(.01)
                     ---------------------------------------------------------------------------------------------------------------
Diluted EPS           $14,631      9,916        $1.48      $17,093       9,828      $1.74    $28,710         9,309      $3.08
                     ===============================================================================================================


(13) Stock Plans:

The Company has three stock plans, the first approved by shareholders in 1991, the second in 2002 and the third in 2004. Each of these plans provides a means whereby the Company, through the grant of non-qualified stock options to key employees, may attract and retain persons of ability to exert their best efforts on behalf of the Company. Both the 2002 and 1991 plans authorize the issuance of options to purchase up to 500,000 shares of the Company's common stock at not less than 95 percent of the fair market value at the date of grant. The 2004 plan authorizes the issuance of options to purchase shares of common stock, share appreciation rights, restricted and unrestricted share awards as well as deferred share units and performance awards. Options are exercisable over the period specified in each option agreement and expire at a maximum term of ten years covering up to 450,000 shares of the Company's common stock in the aggregate. The Company granted 14,100 shares of common stock to certain officers and directors of the Company in 2004 having a total compensation value of $369,279. The Company granted 8,557 of deferred share units to certain officers and directors of the Company in 2004 for a total compensation value of $185,250. Deferred share units become shares of common stock issued upon the departure of the officer/director from the Company.

The Company also adopted an Employee Stock Purchase Plan (the "ESPP") in 2004. The ESPP allows eligible employees of the Company and its designated affiliates to purchase, through payroll deductions, shares of common stock of the Company. The ESPP is designed to retain and motivate the employees of the Company and its designated affiliates by encouraging them to acquire ownership in the Company on a tax-favored basis. The price per common share sold under the ESPP is 85% (or more if the Board of Directors or the committee administering the plan so provides) of the closing price of the Company's shares on the New York Stock Exchange on the day the Common Stock is offered. The Company has reserved 50,000 shares for issuance under the ESPP. There were no shares issued under the ESPP as of December 31, 2004.

A summary of stock option activity under the stock plans for the years ended December 31, 2004, 2003 and 2002 is as follows:





                          December 31, 2004                    December 31, 2003                     December 31,2002
                       ------------------------------------------------------------------------------------------------------------
                       Number          Option                 Number         Option                 Number            Option
Shares Under             of            Price                    of           Price                    of              Price
   Option              Shares          Per Share              Shares         Per Share              Shares            Per Share
   ------              ------          ---------              ------         ---------              ------            ---------
Outstanding,
beginning of year      520,700      $12.59-$20.25             622,568      $12.05-$20.25            223,234         $12.00-$20.25

Granted                 10,000         $26.00                  20,000             $18.69            463,000         $       14.47

Exercised              (42,250)     $14.47-$15.79            (121,066)     $12.05-$20.25            (34,666)        $12.00-$17.22

Forfeited              (19,950)     $14.47-$15.56                (802)     $12.05-$14.47            (29,000)        $12.00-$14.47
                           ----                               -------                               --------          -------------

Outstanding,
End of period          468,500      $12.59-$26.00             520,700      $12.59-$20.25            622,568         $12.05-$20.25
                       =======                                =======                               ========

Exercisable,
End of period          226,175      $12.59-$20.25             156,550      $12.59-$20.25            141,567         $12.05-$20.25
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

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period. The table includes only the effect of stock options on net income and earnings per share as all other stock compensation awards have been accounted for under SFAS 123. The amounts for all other awards issued were $522,729, $455,450 and $368,100 for 2004, 2003 and 2002, respectively.



                                                     Year ended December 31,
                                             -------------------------------------
                                                 2004         2003          2002
                                                 ----         ----          ----
                                              (in thousands except per share data)

Net income, as reported                     $   14,631    $   17,093    $   28,710
Add: Stock based employee
    compensation expense included in
   reported net income, net of related
    tax effects                                     30            19            15
Deduct: Total stock-based employee
compensation expense determined
under the fair value based method for all
awards, net of related tax effects                (354)         (358)         (162)
                                            ----------    ----------    ----------

Pro forma net income                        $   14,307    $   16,754    $   28,563
                                            ==========    ==========    ==========


Earnings per share:

Basic EPS - as reported                          $1.50         $1.77         $3.09
Basic EPS - pro forma                            $1.47         $1.73         $3.08

Diluted EPS - as reported                        $1.48         $1.74         $3.08
Diluted EPS - pro forma                          $1.44         $1.70         $3.07


In determining the pro forma effects on net income, the fair value of options granted in 2004, 2003, 2002, 2001, 2000, 1999 and 1998 were estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions in 2004, 2003, 2002, 2001, 2000, 1999 and 1998, respectively: dividend yield of 1%, 1%, 0%, 0%, 3.0%, 3.0% and 1.9%; expected volatility of 31%, 31%, 31%, 25%, 25%, 25% and 28%; the 2004, 2003 and 2002
grants have expected lives of 4 years with the remaining grants at 5 years each and a risk-free interest rate of 2.65%, 2.20%, 2.90%, 4.42%, 4.75%, 6.48% and
4.56%. The fair value of options granted in 2004, 2003 and 2002 amounted to $63,611, $85,895 and $1,819,507, respectively.

The full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because options granted prior to January 1, 1995 are not considered in the determination of the compensation expense.

In 1999, the Company established the NYMAGIC, Inc. Phantom Stock Plan (the "Plan"). The purpose of the Plan is to build and retain a capable experienced long-term management team and key personnel to promote the success of the Company. Each share of phantom stock granted under the Plan constitutes a right to receive in cash the appreciation in the fair market value of one share of the Company's stock, as determined on the date of exercise of such share of phantom stock over the measurement value of such phantom stock. In 1999, 100,000 shares of phantom stock were granted to employees with a five-year vesting schedule. There have been no grants of phantom stock by the Company since 1999. For the years ended December 31, 2004, 2003 and 2002 a total of 35,000 shares were exercised at market prices ranging from $18 to $26.28 per share. Accordingly, the Company recorded an expense (benefit) of ($31,800), $455,450 and $368,100 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company sold 400,000  investment  units to Conning Capital Partners VI, L.P.
("Conning") on January 31, 2003. Each unit consisted of one share of the Company's common stock and an option to purchase an additional share of common stock from the Company. Conning paid $21.00 per unit resulting in $8.4 million in proceeds to the Company. The option exercise price is based on a formula contained in the Option Certificate (which was attached as an exhibit to the Company's current report on Form 8-K filed on February 4, 2003). There were no options exercised during 2004 and 2003.

(14) Segment Information:

The Company's subsidiaries include two domestic insurance companies and three domestic agencies. These subsidiaries underwrite commercial insurance in four major lines of business. The Company considers ocean marine, inland marine/fire, other liability, and aircraft as appropriate segments for purposes of evaluating the Company's overall performance; however, the Company has ceased writing any new policies covering aircraft risks subsequent to March 31, 2002. In addition, the Company also considers MMO London as an appropriate segment. However, since the Company's withdrawal from its London operations in 2002, MMO UK has not provided capacity to any Lloyd's syndicate.

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




                                                         Year ended December 31,
                       -------------------------------------------------------------------------------------------------------------
                                       2004                                2003                               2002
                       -------------------------------------------------------------------------------------------------------------
Segments                                                               (in thousands)
                                                          Income                         Income                         Income
                                      Revenues            (Loss)          Revenues       (Loss)          Revenues       (Loss)
                       -------------------------------------------------------------------------------------------------------------
Ocean marine                           $ 76,779         $ 11,912          $ 73,371       $ 19,372       $  62,434      $ 10,078
Inland marine/Fire                        4,891            1,901             3,802            282           2,371           387
Other liability                          35,056             (916)           16,126         (1,116)          6,883        (4,577)
Aircraft                                     68           12,173             2,865          2,481          39,159        16,957
MMO London                                  ---              ---               ---            ---           4,159           (94)
------------------------------------------------------------------------------------------------------------------------------------
           Subtotal                     116,794           25,070            96,164         21,019         115,006        22,751

                                      ----------------------------------------------------------------------------------------------
Other income                              1,790           1,790             1,688          1,688              186           186
Net investment income                    23,679          23,679            22,394         22,394           15,821        15,821
Net realized investment gains               678             678               550            550            8,456         8,456
General and administrative expenses         ---         (23,247)              ---        (19,428)             ---       (18,373)
Interest expense                            ---          (5,353)              ---            (26)             ---          (575)
Income tax benefit (expense)                ---          (7,986)              ---         (9,104)             ---           444
                                 ---------------------------------------------------------------------------------------------------
Total                                 $ 142,941        $ 14,631          $120,796       $ 17,093         $139,469      $ 28,710
------------------------------------------------------------------------------------------------------------------------------------

The Company's gross written premiums cover risks in the following geographic locations:


                                            2004             2003            2002
                                    ----------------------------------------------
                                                      (In thousands)
United States                       $     165,388    $     119,749      $   97,855
Europe                                     12,489           16,836          29,796
Asia                                        2,430            3,994          13,511
Latin America                                 991            1,203           2,669
Other                                       2,336            1,415           8,686
                                     ---------------------------------------------
Total Gross Written Premiums        $     183,634    $     143,197   $     152,517
                                     =============================================


(15) Quarterly Financial Data (unaudited):

The quarterly financial data for 2004 and 2003 are as follows:


                                       Three Months Ended
                             ----------------------------------------
                              March 31, June 30,  Sept. 30, Dec.31,
                                2004      2004      2004     2004
                             ----------------------------------------
                               (in thousands, except per share data)

Total revenues ............   $31,445   $32,318   $35,349   $43,829
Income before income taxes    $ 4,257   $ 1,314   $ 7,724   $ 9,322
Net income ................   $ 2,769   $   858   $ 4,981   $ 6,023

Basic earnings  per share .   $   .28   $   .09   $   .51   $   .62
Diluted earnings  per share   $   .28   $   .09   $   .50   $   .61



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

Basic earnings  per share .   $   .20   $   .41   $   .71   $   .44
Diluted earnings  per share   $   .20   $   .40   $   .70   $   .43

(16) Related Party Transactions:

The Company had gross premiums of $13.8 million in 2004, $9.4 million in 2003 and $3.6 million in 2002 written through I. Arthur Yanoff & Co, Ltd. and Yanoff South Inc., insurance brokerages at which Glenn R. Yanoff, a director of theCompany from June 1999 until May 2004 and currently a director of the Company's insurance subsidiaries, is a vice president and insurance underwriter. In connection with the placement of such business, gross commission expenses of $2,363,000, $1,526,000, and $532,000 in 2004, 2003 and 2002, respectively, were incurred by the Company on these transactions.

The Company entered into an investment management agreement with Mariner effective October 1, 2002 and was amended and restated on December 6, 2002.
Under the terms of the agreement, Mariner manages the Company's investment portfolio. Fees to be paid to Mariner are based on a percentage of the investment portfolio as follows: .20% of liquid assets, .30% of fixed maturity investments and 1.25% of limited partnership (hedge fund) investments. William
J. Michaelcheck, a Director of the Company, is Chairman, Chief Executive Officer and majority shareholder of Mariner. George R. Trumbull, Chairman, Chief Executive Officer and a Director of the Company, A. George Kallop, Executive Vice President and Chief Operating Officer of the Company, and William D. Shaw, Jr., Vice Chairman and a Director of the Company, are also associated with Mariner. Effective December 31, 2004, Mr. Trumbull, who had previously been a shareholder of Mariner, ceased to be a shareholder of Mariner. Currently, he has a consulting agreement with Mariner. Effective January 1, 2005, Mr. Shaw, who previously had a contractual relationship with Mariner relating to investing services, and on whose behalf Mariner agreed to hold as nominee a portion of the option covering 315,000 shares of NYMAGIC, terminated his contractual relationship with Mariner, waived his interest in the option covering 315,000 shares of NYMAGIC and became a shareholder of Mariner. Mr. Kallop has a consulting agreement with Mariner and Mariner holds on his behalf as nominee a portion of the option covering 315,000 shares of NYMAGIC. Investment fees incurred under the agreement with Mariner were $3,165,030 for the period ended December 31, 2004 and $1,753,021 for the period ended December 31, 2003. The Company made a payment of $83,000 and granted 3,900 shares of common stock in the amount of $102,141 for the period ended December 31, 2004 to William D. Shaw, Jr. for his management contributions to the company.

In 2003, the Company obtained a 100% interest in a limited partnership hedge fund, (Tiptree), that invests in CDO securities, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a Mariner affiliated Company. In 2003 the Company made an investment of $11.0 million in Tiptree. An additional investment of $4.65 million was made in 2004. The Company is committed to providing an additional $4.35 million in capital to Tiptree. Under the provisions of the limited partnership agreement, the Mariner affiliated company is entitled to 50% of the net profit realized upon the sale of certain collateralized debt obligations held by the Company. Investment expenses incurred and payable under this agreement at December 31, 2004 and December 31, 2003 amounted to $1,459,255 and $3,176,643 respectively, and were based upon the fair value of those securities held and sold for the years ended December 31, 2004 and 2003, respectively. The limited partnership agreement also provides for other fees payable to the manager based upon the operations of the hedge fund. There were no other fees incurred through December 31, 2004. The Company cannot withdraw funds from this limited partnership for a minimum period of three years without the consent of the hedge fund manager.

As of December 31, 2004 the Company held $5.4 million in limited partnership interests in hedge funds which are directly managed by Mariner.

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

(18) Subsequent events:

In a transaction separate from its common stock repurchase plan, on January 7, 2005 the Company purchased from certain of its shareholders a total of 1,092,735 shares of Common Stock at $24.80 per share. The selling shareholders were Mark
W. Blackman, a son of the Company's founder who served on our board of directors from 1979 until May 2004 and who is currently the Company's Chief Underwriting Officer (54,530 shares), his wife (50,000 shares), and two trusts for the benefit of their children (110,000 shares); Lionshead Investments, LLC, a company controlled by John N. Blackman, Jr., also a son of the Company's founder who served on our board of directors from 1975 until May 2004 (495,030 shares), two of his children (67,664 shares), a trust for the benefit of a third child (25,158 shares), and a family trust (25,000 shares); and, two trusts and a foundation established by Louise B. Tollefson, the former wife of the Company's founder (265,353 shares). Robert G. Simses, a director of NYMAGIC INC., is a trustee of the last mentioned entities. As a result of the share purchase, the Company's outstanding shares were reduced from 9,781,098 shares to 8,688,363 shares.

On February 8, 2005 the Company and the individual members of its Board of Directors were served with a purported shareholder derivative action lawsuit brought in New York Supreme Court, Queens County, relating to the Company's purchase on January 7, 2005 of approximately 1.1 million shares of its common stock from certain members of or trusts controlled by certain members of the family of John N. Blackman, the Company's founder. The complaint which was brought by one of our shareholders Linda Parnes, who together with Alan Russell Kahn, owns 100 shares of the Company's common stock, alleges that the Board of Directors breached their fiduciary duty, wasted corporate assets and abused their control over the Company by paying an excessive price for the shares. The plaintiff is seeking damages against members of the Board of Directors and rescission of the purchase. The Company's answer to the complaint is required to be filed by April 1, 2005. The Company believes that the complaint is wholly without merit, and will defend it vigorously.

                          FINANCIAL STATEMENT SCHEDULES
            SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  NYMAGIC, INC.
                                 Balance Sheets
                                (Parent Company)


                                                                    December 31,     December 31,
                                                                        2004              2003
                                                                    ------------------------------
Assets:
Cash ............................................................   $     311,241    $   1,118,342
Investments .....................................................     113,976,557       10,351,000
                                                                      -----------       ----------
     Total cash and investments .................................     114,287,798       11,469,342
Investment in subsidiaries ......................................     224,027,350      221,687,262
Due from subsidiaries ...........................................      15,093,556       11,900,167
Receivable for securities .......................................       2,628,019               --
Other assets ....................................................       5,873,783        3,364,910
                                                                    -------------    -------------
                      Total assets ..............................   $ 361,910,506    $ 248,421,681
                                                                    =============    =============
Liabilities:
Notes payable ...................................................   $ 100,000,000    $          --
Dividend payable ................................................         586,866          583,305
Other liabilities ...............................................       3,206,048        3,547,276
                                                                    -------------    -------------
                      Total liabilities .........................     103,792,914        4,130,581
                                                                    -------------    -------------
Shareholders' equity:
Common stock ....................................................      15,335,740       15,279,390
Paid-in capital .................................................      36,781,911       35,476,566
Accumulated other comprehensive income ..........................         742,364          569,220
Retained earnings ...............................................     251,418,750      239,127,097
Treasury stock ..................................................     (46,161,173)     (46,161,173)
                                                                    -------------    -------------
                      Total shareholders' equity ................     258,117,592      244,291,100
                                                                    ------------    -------------
                      Total liabilities and shareholders' equity    $ 361,910,506    $ 248,421,681
                                                                    =============    =============

                              Statements of Income
                                (Parent Company)

                                                               Year ended December 31,
                                                          2004           2003         2002
                                                      ---------------------------------------
Revenues:
Cash dividends from subsidiary ...................   $ 15,500,000   $  9,575,000 $ 12,361,252
Net investment and other income (loss) ...........      1,785,226     (2,883,359)    (154,681)
                                                       ----------     ----------   ----------
                                                       17,285,226      6,691,641   12,206,571
                                                       ----------     ----------   ----------
Expenses:
General and administrative expenses ..............      2,405,211      1,181,117    1,464,889
Interest expense .................................      5,351,525         25,652      572,721
Income tax benefit ...............................     (2,935,225)    (1,181,099)  (9,418,711)
                                                       ----------     ----------   ----------
                                                        4,821,511         25,670   (7,381,101)
                                                       ----------     ----------   ----------

Income before equity income ......................     12,463,715      6,665,971   19,587,672
Equity in undistributed earnings of subsidiaries..      2,166,950     10,426,793    9,122,822
                                                       ----------     ----------   ----------
Net income .......................................   $ 14,630,665   $ 17,092,764 $ 28,710,494
                                                       ==========     ==========   ==========

            SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  NYMAGIC, INC.
                            Statements of Cash Flows
                                (Parent Company)




                                                                             Year ended December 31,

                                                                       2004          2003            2002
                                                                  ---------------------------------------------
Cash flows from operating activities:
Net income ....................................... ............   $ 14,630,665   $ 17,092,764    $ 28,710,494
                                                                  ---------------------------------------------

Adjustments to reconcile net income
          to cash provided by operating activities:
        Equity in undistributed (earnings) loss of subsidiaries     (2,166,950)   (10,426,793)     (9,122,822)
        Equity in earnings of limited partnerships ............     (5,113,176)      (351,000)             --
        Increase in other assets ..............................       (214,300)      (316,623)       (137,005)
        Decrease (increase) in due from subsidiaries ..........     (3,193,389)     2,665,817      (7,390,764)
        (Decrease) Increase in other liabilities ..............       (341,229)     3,357,102        (110,524)
                                                                    -----------    -----------     ----------

Net cash provided by operating activities .....................      3,601,621     12,021,267      11,949,379
                                                                    ----------     ----------      ----------

Cash flows from investing activities:
         Net sale (purchase) of other investments .............    (35,695,316)     2,862,974      (2,374,196)
         Limited partnerships acquired .............. .........    (62,817,059)   (10,000,000)             --
         Receivable for securities ............................     (2,628,019)            --              --
                                                                    ------------- -----------      ----------

Net cash used in investing activities .........................   (101,140,394)    (7,137,026)     (2,374,196)
                                                                  ------------     ----------      ----------

Cash flows from financing activities:
        Proceeds from stock issuance and other ................      1,361,695      2,176,507         538,622
        Cash dividends paid to stockholders ...................     (2,335,451)    (1,747,170)             --
        Net sale of treasury shares ...........................             --      6,192,281              --
        Proceeds from borrowings ..............................     97,705,428             --      15,719,953
        Loan principal payments ...............................             --     (6,219,953)    (17,411,253)
        Net amount loaned to subsidiary .......................             --     (4,650,000)     (8,107,642)
                                                                    ----------     ----------     -----------
Net cash used in financing activities .........................     96,731,672     (4,248,335)     (9,260,320)
                                                                    ----------     ----------      ----------

Net increase (decrease) in cash ...............................       (807,101)       635,906         314,863

Cash at beginning of period ...................................      1,118,342        482,436         167,573
                                                                     ---------      ---------       ---------

Cash at end of period .........................................   $    311,241   $  1,118,342    $    482,436
                                                                       =======      =========         =======

The condensed financial information of NYMAGIC, INC. for the years ended December 31, 2004, 2003 and 2002 should be read in conjunction with the consolidated financial statements of NYMAGIC, INC. and subsidiaries and notes thereto.


                                                         NYMAGIC, INC.
                                         SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                         --------------------------------------------------
                                                           (In thousands)

             Column A           Column B              Column C            Column D                Column E             Column F
----------------------------------------------------------------------------------------------------------------------------------
                                DEFERRED            FUTURE POLICY
                                 POLICY           BENEFITS, LOSSES,                                OTHER POLICY
                              ACQUISITION            CLAIMS AND             UNEARNED            CLAIMS AND BENEFITS       PREMIUM
                                  COST             LOSS EXPENSES            PREMIUMS                 REVENUE              REVENUE
             SEGMENTS          (caption 7)        (caption 13-a-1)      (caption 13-a-2)        (caption 13-a-3)        (caption 1)
------------------------------------------------------------------------------------------------------------------------------------

2004  Ocean marine                                                                                                        $ 76,361
      Inland marine/Fire                                                                                                     4,919
      Other liability                                                                                                       35,056
      Aircraft                                                                                                                  (3)
      MMO London                                                                                                               ---
------------------------------------------------------------------------------------------------------------------------------------
      Total                    $   13,055              $503,261            $  83,088                   -----             $ 116,333

2003  Ocean marine                                                                                                       $  73,096
      Inland marine/Fire                                                                                                     4,234
      Other liability                                                                                                       16,126
      Aircraft                                                                                                               2,938
      MMO London                                                                                                              ---
------------------------------------------------------------------------------------------------------------------------------------
      Total                    $    8,246              $518,930            $  61,821                   -----             $  96,394

2002  Ocean marine                                                                                                       $  61,887
      Inland marine/Fire                                                                                                     2,371
      Other liability                                                                                                        6,883
      Aircraft                                                                                                              38,157
      MMO London                                                                                                             4,159
------------------------------------------------------------------------------------------------------------------------------------
             Total             $    7,708              $516,002            $  45,399                   -----             $ 113,457
------------------------------------------------------------------------------------------------------------------------------------


             Column A           Column G              Column H            Column I                Column J               Column K
----------------------------------------------------------------------------------------------------------------------------------
                                                     BENEFITS
                                   NET            CLAIMS, LOSSES,      AMORTIZATION OF
                               INVESTMENT         AND SETTLEMENT           DEFERRED                OTHER
                                 INCOME              EXPENSES               POLICY               OPERATING              PREMIUMS
             SEGMENTS          (caption 2)          (caption 4)       ACQUISITION COSTS          EXPENSES                WRITTEN
------------------------------------------------------------------------------------------------------------------------------------

2004  Ocean marine                                    $  47,544            $  17,323                                     $  82,689
      Inland marine/Fire                                  2,360                  630                                         5,255
      Other liability                                    28,829                7,143                                        49,190
      Aircraft                                          (12,175)                  70                                            (6)
      MMO London                                            ---                  ---                                           ---
------------------------------------------------------------------------------------------------------------------------------------
             Total              $  23,679             $  66,558            $  25,166                 $23,247             $ 137,128

2003  Ocean marine                                    $  38,468            $  15,531                                     $  67,744
      Inland marine/Fire                                  3,355                  165                                         4,833
      Other liability                                    13,727                3,515                                        22,961
      Aircraft                                              165                  219                                         2,769
      MMO London                                            ---                  ---                                           ---
------------------------------------------------------------------------------------------------------------------------------------
             Total              $  22,394             $  55,715            $  19,430                 $19,428             $  98,307

2002  Ocean marine                                    $  39,427            $  12,929                                     $  70,839
      Inland marine/Fire                                  2,111                 (127)                                        2,975
      Other liability                                     9,783                1,677                                         9,960
      Aircraft                                           18,018                4,184                                        22,366
      MMO London                                          4,017                  236                                           302
------------------------------------------------------------------------------------------------------------------------------------
             Total              $  15,821             $  73,356            $  18,899                 $18,373             $ 106,442


                                  NYMAGIC, INC.
                  SCHEDULE V-VALUATION AND QUALIFYING ACCOUNTS




------------------------------------------------------------------------------------------------
COLUMN A                      COLUMN B             COLUMN C          COLUMN D           COLUMN E
------------------------------------------------------------------------------------------------

DESCRIPTION                   Balance at                                              Balance at
                              beginning                                               close of
                              of period           Additions         Deductions        period
------------------------------------------------------------------------------------------------
December 31, 2004:
Allowance for
   doubtful accounts.....     $13,273,522         $1,379,926        $(1,815,441)      $12,838,007

December 31, 2003:
Allowance for
   doubtful accounts.....     $13,725,505         $1,001,825        $(1,453,808)      $13,273,522

December 31, 2002:
Allowance for
   doubtful accounts.....     $18,056,400         $5,293,114        $(9,624,009)      $13,725,505



The allowance for doubtful accounts on reinsurance receivables amounted to $12,388,007, $12,823,522 and $13,275,505 at December 31, 2004, December 31, 2003
and December 31, 2002 respectively. The allowance for doubtful accounts on premiums and other receivables amounted to $450,000 at December 31, 2004, December 31, 2003 and December 31, 2002.


                                                            NYMAGIC, INC.
                      SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
                      ----------------------------------------------------------------------------------------
                                                           (In thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                  DEFERRED           RESERVE FOR
    AFFILIATION                    POLICY           UNPAID CLAIMS                      UNEARNED          NET              NET
       WITH                      ACQUISITION         AND CLAIMS                        PREMIUM         EARNED         INVESTMENT
    REGISTRANT                      COSTS             EXPENSES         DISCOUNT        RESERVE        PREMIUMS          INCOME
------------------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 2004
CONSOLIDATED SUBSIDIARIES          $13,055             $503,261         ------        $83,088         $116,333          $21,894

DECEMBER 31, 2003
CONSOLIDATED SUBSIDIARIES            8,246             $518,930         ------        $61,821         $ 96,394          $25,558

DECEMBER 31, 2002
CONSOLIDATED SUBSIDIARIES            7,708              516,002         ------         45,399          113,457            15,876


--------------------------------------------------------------------------------------------------------------------------
                                       CLAIMS AND CLAIMS
                                       EXPENSES INCURRED               AMORTIZATION
                                          RELATED TO                    OF DEFERRED
      AFFILIATION                -----------------------------            POLICY          PAID CLAIMS
         WITH                     CURRENT              PRIOR            ACQUISITION       AND CLAIMS           PREMIUMS
      REGISTRANT                   YEAR                YEARS               COSTS           EXPENSES             WRITTEN
---------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 2004
CONSOLIDATED SUBSIDIARIES          $81,518             $(14,960)         $25,166            $53,390            $137,128

DECEMBER 31, 2003
CONSOLIDATED SUBSIDIARIES           57,125             $ (1,410)         $19,430            $22,383            $ 98,307

DECEMBER 31, 2002
CONSOLIDATED SUBSIDIARIES           68,952                4,389           18,899             75,315             106,442
