Form 10-Q
period 2005-03-31
NYMAGIC INC
filed 2005-05-09
CIK 847431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                    March 31, 2005
                              --------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                          to
                              --------------------------  ----------------------

Commission file number                           1-11238
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


Yes      X     No
   ------------  ----------

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes      X     No
   ------------       -----



    On May 1, 2005 there were 8,709,363 shares of the registrant's common stock, $1.00 par value, outstanding.

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

                                  NYMAGIC, INC.
                                      INDEX
                                                                                Page No.
Part I.        Financial Information

      Item 1.  Financial Statements

      Consolidated Balance Sheets
         March 31, 2005 and December 31, 2004                                          2

      Consolidated Statements of Income
         Three months ended March 31, 2005 and                                         3
         March 31, 2004

      Consolidated Statements of Cash Flows                                            4
         Three months ended March 31, 2005 and
         March 31, 2004

      Notes to Consolidated Financial Statements                                       5

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                     10

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk              18

      Item 4.  Controls and Procedures                                                 19

Part II.       Other Information

      Item 1.  Legal Proceedings                                                       19

      Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds             19

      Item 3.  Defaults Upon Senior Securities                                         20

      Item 4.  Submission of Matters to a Vote of Security Holders                     20

      Item 5.  Other Information                                                       20

      Item 6.  Exhibits                                                                20

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements


                                  NYMAGIC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                     March 31,        December 31,
                                                                       2005              2004
                                                                    -----------       ------------
                                            ASSETS
Investments:
 Fixed maturities:
    Available for sale at fair value
      (amortized cost $139,356,912 and $111,590,805)............   $138,463,220       $112,732,900
    Trading at fair value (cost $66,014,910 and $17,310,386)....     66,193,358         17,767,675
 Limited partnerships at equity
   (cost $172,311,048 and $171,439,098).........................    194,678,713        190,477,346
 Short-term investments.........................................    213,488,473        298,039,167
Cash............................................................     12,272,355         11,855,146
                                                                    -----------        -----------
        Total cash and investments..............................    625,096,119        630,872,234
                                                                    -----------        -----------
Accrued investment income.......................................      3,399,950          2,659,731
Receivable for securities sold..................................      1,109,686          5,067,411
Premiums and other receivables, net.............................     35,990,645         42,598,519
Reinsurance receivables on unpaid losses, net...................    251,547,754        247,782,012
Reinsurance receivables on paid losses, net.....................      8,523,899         14,512,616
Deferred policy acquisition costs...............................     12,667,545         13,055,297
Prepaid reinsurance premiums ...................................     22,785,863         21,378,157
Deferred income taxes ..........................................      8,132,175          7,528,757
Property, improvements and equipment, net ......................      5,719,855          5,117,609
Other assets....................................................      6,167,083          6,521,354
                                                                    -----------        -----------
        Total assets............................................   $981,140,574       $997,093,697
                                                                    ===========        ===========

                                           LIABILITIES
Unpaid losses and loss adjustment expenses......................   $511,624,781       $503,261,138
Reserve for unearned premiums...................................     84,365,317         83,088,394
Ceded reinsurance payable.......................................     25,630,403         25,462,841
Notes payable...................................................    100,000,000        100,000,000
Dividends payable...............................................        521,302            586,866
Other liabilities...............................................     25,984,144         26,576,866
                                                                    -----------        -----------
        Total liabilities.......................................    748,125,947        738,976,105
                                                                    -----------        -----------

                                        SHAREHOLDERS' EQUITY
Common stock....................................................     15,335,740         15,335,740
Paid-in capital.................................................     37,292,596         36,781,911
Accumulated other comprehensive income..........................       (567,319)           742,364
Retained earnings...............................................    254,214,611        251,418,750
                                                                    -----------        -----------
                                                                    306,275,628        304,278,765
Treasury stock, at cost, 6,647,377 and 5,554,642 shares.........    (73,261,001)       (46,161,173)
                                                                    -----------        -----------
        Total shareholders' equity..............................    233,014,627        258,117,592
                                                                    -----------        -----------
        Total liabilities and shareholders' equity..............   $981,140,574       $997,093,697
                                                                    ===========        ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                           Three months ended March 31,
                                                           ----------------------------
                                                                2005            2004
                                                                ----            ----
Revenues:
Net premiums earned                                         $35,526,554        $24,854,317
Net investment income                                         6,603,530          4,754,134
Net realized investment gains (losses)                              376            (40,768)
Commission and other income                                      11,463          1,877,381
                                                                 ------         ----------

        Total revenues                                       42,141,923         31,445,064
                                                           ------------         ----------

Expenses:

Net losses and loss adjustment expenses incurred             20,508,142         15,905,513
Policy acquisition expenses                                   7,616,402          5,619,906
General and administrative expenses                           7,231,501          5,290,155
Interest expense                                              1,667,490            372,238
                                                           ------------         ----------

        Total expenses                                       37,023,535         27,187,812
                                                             ----------         ----------

Income before income taxes                                    5,118,388          4,257,252
                                                              ---------          ---------
Income taxes:
    Current                                                   1,699,429          1,004,653
    Deferred                                                    101,796            483,859
                                                                -------         ----------
        Total income tax expense                              1,801,225          1,488,512
                                                            -----------          ---------

    Net income                                              $ 3,317,163        $ 2,768,740
                                                            ===========        ===========

Weighted average shares of common stock outstanding-basic     8,761,212          9,724,748

    Basic earnings per share                                $       .38        $       .28
                                                            ===========        ===========

Weighted average shares of common stock outstanding-diluted   8,905,342          9,945,349

    Diluted earnings per share                              $       .37        $       .28
                                                            ===========        ===========

    Dividends declared per share                            $       .06        $       .06
                                                            ===========        ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                             Three months ended March 31,
                                                             ----------------------------
                                                               2005                 2004
                                                               ----                 ----
Cash flows from operating activities:
    Net income                                              $ 3,317,163        $ 2,768,740
                                                            -----------        -----------
Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
    Provision for deferred taxes                                101,796            483,859
    Net realized investment (gains) losses                         (376)            40,768
    Equity in earnings of limited partnerships               (3,721,899)        (2,660,471)
    Net bond amortization                                         7,153            295,488
    Depreciation and other, net                                 166,209             85,018
    Changes in:
    Premiums and other receivables                            6,607,874         (2,244,493)
    Reinsurance receivables, paid and unpaid, net             2,222,975         (3,278,432)
    Ceded reinsurance payable                                   167,562          4,058,667
    Accrued investment income                                  (740,219)           131,665
    Deferred policy acquisition costs                           387,752         (1,448,870)
    Prepaid reinsurance premiums                             (1,407,706)         2,138,496
    Other assets, net                                           354,271              9,172
    Unpaid losses and loss adjustment expenses                8,363,643          4,585,211
    Reserve for unearned premiums                             1,276,923          2,279,576
    Other liabilities                                          (592,722)        (3,484,035)
    Trading portfolio activities                           ( 48,425,683)         4,525,843
                                                            -----------          ---------
        Total adjustments                                   (35,232,447)         5,517,462
                                                            ------------         ---------
Net cash (used in) provided by operating activities         (31,915,284)         8,286,202
                                                            ------------         ---------

Cash flows from investing activities:
    Fixed maturities, available for sale, acquired          (32,485,585)        (8,898,561)
    Limited partnerships acquired                            (3,700,000)       (39,250,000)
    Fixed maturities, available for sale, sold                4,499,468          8,448,374
    Limited partnerships sold                                 3,220,532         10,512,874
    Net (purchase) sale of short-term investments            84,784,817        (59,129,884)
    Payable or receivable for securities not yet settled      3,957,725         (8,321,250)
    Acquisition of property, improvements and equipment, net   (768,455)          (486,995)
                                                               ---------        -----------
Net cash provided by (used in) investing activities          59,508,502        (97,125,442)
                                                             ----------        ------------

Cash flows from financing activities:
    Proceeds from stock issuance and other                      510,685              8,723
    Cash dividends paid to shareholders                        (586,866)          (583,305)
    Net purchase of treasury stock                          (27,099,828)              ----
    Proceeds from borrowings                                       ----         97,949,210
                                                                   ----         ----------
Net cash (used in) provided by financing activities         (27,176,009)        97,374,628
                                                             -----------        ----------
Net increase in cash                                            417,209          8,535,388
Cash at beginning of period                                  11,855,146          1,940,541
                                                             ----------         ----------
Cash at end of period                                      $ 12,272,355        $10,475,929
                                                           ============         ==========

Supplemental disclosures:
Interest paid                                               $ 3,250,000        $         0
Federal income tax paid                                     $         0        $ 1,800,000

The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                   Notes to Consolidated Financial Statements
                             March 31, 2005 and 2004

1) The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary for a fair presentation of results for such periods. Adjustments to financial statements consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

2) The Company's subsidiaries include two insurance companies and three insurance agencies. These subsidiaries underwrite commercial insurance in three major lines of business. The Company considers ocean marine, inland marine/fire and other liability as appropriate segments for purposes of evaluating the Company's overall performance. A final segment includes the runoff operations in the aircraft business and MMO London. The Company ceased writing any new policies covering aircraft risks subsequent to March 31, 2002. MMO London includes the operations of MMO EU, Ltd. and MMO UK, Ltd., its limited liability corporate capital vehicle. Since January 1, 2002, MMO UK, Ltd. has not provided capacity to any Lloyd's syndicate.

    The Company evaluates revenues and income or loss by the aforementioned segments. Revenues include premiums earned and commission income. Income or loss includes premiums earned and commission income less the sum of losses incurred and policy acquisition costs.

    The financial information by segment is as follows:


                                                       Three Months Ended March 31,
                                          ----------------------------------------------------
                                                  2005                       2004
                                          -------------------------   ------------------------
                                                            (in thousands)

                                                           Income                     Income
                                           Revenues        (Loss)      Revenues       (Loss)
                                          ------------   ----------   -----------   ----------

    Ocean marine                            $   21,820    $   5,722    $   17,863    $  3,036
    Inland marine/fire                           1,462          737         1,140         354
    Other liability                             12,204          820         6,007           0
    Runoff lines (Aircraft)                         44          126         (156)        (62)
                                            ----------    ---------    ----------    --------
                Subtotal                        35,530        7,405        24,854       3,328

    Net investment income                        6,604        6,604         4,754       4,754
    Net realized investment losses                 ---          ---          (41)        (41)
    Other income                                     8            8         1,878       1,878
    General and administrative expenses            ---      (7,232)           ---     (5,290)
    Interest expense                               ---      (1,667)           ---       (372)
    Income tax expense                             ---      (1,801)           ---     (1,488)
                                            ----------    ---------    ----------    --------
                Total                       $   42,142    $   3,317    $   31,445    $  2,769
                                            ==========    =========    ==========    ========

                                  NYMAGIC, INC.
                   Notes to Consolidated Financial Statements
                             March 31, 2005 and 2004

3)  The Company's comparative comprehensive income is as follows:

                                                        Three months ended
                                                            March 31,
                                                          ---------------
                                                           2005    2004
                                                           ----    ----
                                                           (in thousands)

    Net income                                           $3,317     $2,769
    Other comprehensive income (loss), net of tax:
       Unrealized (loss) gains on securities, net of
         deferred tax benefit (expense) of
         $705 and $(279)                                 (1,310)       518
       Less: reclassification adjustment for
         losses realized in net income, net of
         tax benefit (expense) of $0 and $14                  0        (26)
                                                         ------        ----

               Other comprehensive income (loss)         (1,310)       544
                                                         ------        ---
    Total comprehensive income                           $2,007     $3,313
                                                          =====      =====



4) The Company maintains three stock-based compensation plans for employees, directors and consultants. Awards under the Company's plans vest over periods ranging from three to five years. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), prospectively to all awards granted, modified or settled after January 1, 2003. Therefore, the cost related to stock-based compensation included in the determination of net income for 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123, which includes awards issued after December 15, 1994.

        The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period. The table includes only the effect of stock options on net income and earnings per share as all other stock compensation awards have been accounted for under SFAS 123. The amounts for all other awards issued were $565,841 and $(31,800) for the three months ended March 31, 2005 and 2004, respectively.

                                  NYMAGIC, INC.
                   Notes to Consolidated Financial Statements
                             March 31, 2005 and 2004


                                                  Three months ended
                                                  ------------------
                                         March 31, 2005        March 31, 2004
                                         --------------        --------------
                                         (in thousands, except per share data)

Net income, as reported                      $3,317                  $2,769
Add: Stock-based compensation
  expense included in reported
  net income, net of related
  tax effects                                     7                      7
Deduct: Total stock-based compensation
  expense determined under the fair
  value based method for all awards,
  net of related tax effects                    (84)                    (86)
                                                ---                    ----

Pro forma net income                         $3,240                  $2,690
                                             ------                  ------
Earnings per share:

Basic EPS - as reported                        $.38                    $.28
Basic EPS - pro forma                          $.37                    $.28

Diluted EPS - as reported                      $.37                    $.28
Diluted EPS - pro forma                        $.36                    $.27



5) In March 2004, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." This consensus provided recognition and measurement guidance for determining when an investment is other-than-temporarily impaired, specifically, when the investor has the ability and intent to hold an investment until recovery. This guidance was effective for reporting periods beginning after June 15, 2004. In September 2004, the guidance contained within some of the paragraphs in EITF 03-1 were delayed by FSP EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," until new guidance is issued. The Company believes the adoption of this guidance will not have a material impact on results of operations or financial condition.

        Effective December 2004, the FASB issued SFAS 123 (revised 2004), Share Based Payment. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123 (revised 2004) is effective for the Company on January 1, 2006 and is not likely to have a material impact on the Company's results of operations or financial condition since the Company previously adopted the fair value recognition provisions of SFAS 123.

                                  NYMAGIC, INC.
                   Notes to Consolidated Financial Statements
                             March 31, 2005 and 2004


6) In a transaction separate from its common stock repurchase plan, on January 7, 2005 the Company purchased from certain of its shareholders a total of 1,092,735 shares of common stock at $24.80 per share, or approximately $27.1 million. The selling shareholders were Mark W. Blackman, a son of the Company's founder who served on our board of directors from 1979 until May 2004 and who is currently the Company's Chief Underwriting Officer (54,530 shares), his wife
(50,000 shares), and two trusts for the benefit of their children (110,000 shares); Lionshead Investments, LLC, a company controlled by John N. Blackman, Jr., also a son of the Company's founder who served on our board of directors from 1975 until May 2004 (495,030 shares), two of his children (67,664 shares), a trust for the benefit of a third child (25,158 shares), and a family trust (25,000 shares); and, two trusts and a foundation established by Louise B. Tollefson, the former wife of the Company's founder (265,353 shares). Robert G. Simses, a director of the Company, is a trustee of the last mentioned entities. As a result of the share purchase, the Company's outstanding shares were reduced from 9,781,098 shares to 8,688,363 shares on January 7, 2005.


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


        On February 8, 2005 the Company and the individual members of its Board of Directors were served with a purported shareholder derivative action lawsuit brought in New York Supreme Court, Queens County, relating to the Company's purchase on January 7, 2005 of approximately 1.1 million shares of its common stock from certain members of, or trusts controlled by certain members of, the family of John N. Blackman, the Company's founder. The complaint which was brought by one of our shareholders, Linda Parnes, who together with Alan Russell Kahn, owns 100 shares of the Company's common stock, alleges that the Board of Directors breached their fiduciary duty, wasted corporate assets and abused their control over the Company by paying an excessive price for the shares. The plaintiff is seeking damages against members of the Board of Directors and rescission of the purchase. The Company filed a Motion to Dismiss the Complaint on April 4, 2005. The Company believes that the complaint is wholly without merit, and will defend it vigorously.

                                  NYMAGIC, INC.
                   Notes to Consolidated Financial Statements
                             March 31, 2005 and 2004


8) The Company's investments are monitored by management and the Finance Committee of the Board of Directors. The Company entered into an investment management agreement with Mariner Partners, Inc. ("Mariner") effective October 1, 2002, which was amended and restated on December 6, 2002. Under the terms of the agreement, Mariner manages the Company's investment portfolio. Fees to be paid to Mariner are based on a percentage of the investment portfolio as follows: .20% of liquid assets, .30% of fixed maturity investments and 1.25% of limited partnership (hedge fund) investments. William J. Michaelcheck, a Director of the Company, is Chairman, Chief Executive Officer and majority shareholder of Mariner. George R. Trumbull, Chairman, Chief Executive Officer and a Director of the Company, A. George Kallop, Executive Vice President and Chief Operating Officer of the Company, and William D. Shaw, Jr., Vice Chairman and a Director of the Company, are also associated with Mariner. Investment fees incurred under the agreement with Mariner were $859,286 for the three months ended March 31, 2005 and $592,216 for the three months ended March 31, 2004. On April 1, 2005, the Company paid Mr. Shaw $83,000 in cash and granted him 4,500 shares of common stock with a value of $107,415 for his consulting contributions to the Company in 2004. Additionally, on April 6, 2005 the Company and Mr. Shaw entered into a consulting agreement pursuant to which Mr. Shaw provides certain consulting services to the Company in consideration of $100,000 annually, plus a bonus to be awarded upon the recommendation of the Chief Executive Officer and at the sole discretion of the Human Resources Committee. During the three months ended March 31, 2004, Mr. Shaw received cash compensation of $83,000 for his contributions to the Company in 2003.

        In 2003, the Company acquired a 100% interest in a limited partnership hedge fund, (Tiptree), that invests in collateralized debt obligations ("CDO") securities, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a Mariner affiliated company. In 2003 the Company made an investment of $11.0 million in Tiptree. An additional investment of $4.65 million was made in 2004. The Company is committed to providing an additional $4.35 million in capital to Tiptree. Under the provisions of the limited partnership agreement, the Mariner affiliated company is entitled to 50% of the net profit realized upon the sale of certain CDOs held by the Company. Investment expenses incurred under this agreement for the three months ended March 31, 2005 and March 31, 2004 amounted to ($106,044), due to a reduction in fair value of the CDOs during the first quarter 2005, and $389,559, respectively. These amounts were based upon the fair value of those securities held and sold for the three months ended March 31, 2005 and 2004, respectively. The limited partnership agreement also provides for other fees payable to the manager based upon the operations of the hedge fund. There were no other fees incurred for the three months ended March 31, 2005 and 2004, respectively. The Company cannot withdraw funds from this limited partnership for a minimum period of three years from its initial investment in 2003 without the consent of the hedge fund manager.


        As of March 31, 2005 the Company held $6.7 million in limited partnership interests in hedge funds, which are directly managed by Mariner.

        Investment income, net of investment fees, from each major category of investments is as follows:

                                                  Three months ended March 31,
                                                  ----------------------------
                                                          2005        2004
                                                          ----        ----
                                                           (in millions)
Fixed maturities, available for sale...............$       1.3         1.0
Fixed maturities, trading securities...............        0.5         1.6
Short-term investments.............................        1.9         0.5
Equity in earnings of limited partnerships.........        3.7         2.7
                                                   -----------   ---------
        Total investment income....................        7.4         5.8
Investment expenses................................       (0.8)       (1.0)
                                                   -----------   ---------
        Net investment income......................$       6.6         4.8
                                                   ===========   =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Description of Business


        NYMAGIC, INC., a New York corporation (the "Company" or "NYMAGIC"), is a holding company which owns and operates insurance companies, risk bearing entities, investment interests and insurance underwriters and managers.

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

        In prior years, the Company issued policies covering aircraft insurance; however, the Company ceased writing any new policies covering aircraft risks as of March 31, 2002. The Company decided to exit the commercial aviation insurance business because it is highly competitive, generated underwriting losses during the 1990s and is highly dependent on the purchase of substantial amounts of reinsurance, which became increasingly expensive after the events of September 11, 2001. This decision has enabled the Company to concentrate on its core lines of business, which include ocean marine, inland marine/fire and other liability.

        From 1998 to 2001, the Company provided capacity, or the ability to underwrite a certain amount of business, to certain syndicates within Lloyd's of London ("Lloyd's") through MMO UK, a wholly owned limited liability corporate capital vehicle. Lloyd's is currently rated "A" (Excellent). MMO UK, Ltd., as a corporate member of Lloyd's, is not separately rated. Since January 1, 2002, MMO UK has not provided capacity to any Lloyd's syndicate.

Results of Operations

    Net income for the three months ended March 31, 2005, was $3.3 million, or $.37 per share on a diluted basis, compared with $2.8 million, or $.28 per diluted share, for the first quarter of 2004. The increase in earnings in 2005 was attributable to improved investment income and a lower combined ratio offset in part by lower commission and other income and higher interest expense.

    Net realized investment gains after taxes were $244, or $.00 per diluted share, for the first quarter of 2005, as compared with net realized investment losses after taxes of $26,000, or $.00 per diluted share, for the same period of the prior year.

    The Company's gross premiums written, net premiums written and net premiums earned increased by 29%, 21% and 43%, respectively, for the three months ended March 31, 2005, when compared to the same period of 2004.

Gross Premiums Written
    by Line of Business                 Three months ended March 31,
    -------------------                 ----------------------------
                                         2005       2004    Change
                                         ----       ----    ------
                                           (Dollars in thousands)

Ocean marine ....................        $28,365  $26,985       5%
Inland marine/fire...............          5,354    3,229      66%
Other liability..................         15,201    7,717      97%
                                          ------    -----      ---
Subtotal                                  48,920   37,931      29%
Runoff lines (Aircraft)..........             87     (24)      NM
                                          ------     ----      ---
Total............................        $49,007  $37,907      29%
                                          ======  =======      ===

 Net Premiums Written
    by Line of Business                 Three months ended March 31,
    -------------------                 ----------------------------
                                         2005       2004    Change
                                         ----       ----    ------
                                           (Dollars in thousands)

Ocean marine ....................        $22,225  $21,673       3%
Inland marine/fire...............          1,698    1,020      66%
Other liability..................         11,427    6,686      71%
                                          ------    -----      ---
Subtotal                                  35,350   29,379      20%
Runoff lines (Aircraft)..........             47    (107)       NM
                                          ------   ------      ---
Total............................        $35,397  $29,272      21%
                                          ======  =======      ===

Net Premiums Earned
    by Line of Business                 Three months ended March 31,
    -------------------                 ----------------------------
                                         2005       2004    Change
                                         ----       ----    ------
                                           (Dollars in thousands)

Ocean marine ....................        $21,816  $17,864      22%
Inland marine/fire...............          1,461    1,140      28%
Other liability..................         12,204    6,007     103%
                                          ------    -----     ----
Subtotal                                  35,481   25,011      42%
Runoff lines (Aircraft)..........             46    (157)      NM
                                          ------   ------      ---
Total............................        $35,527  $24,854      43%
                                          ======  =======      ===

   Premiums for each segment were as follows:

  o Ocean marine gross premiums written, net premiums written and net premiums earned grew by 5%, 3% and 22%, respectively, during the first three months of 2005 when compared to the same period of the prior year. Current year premiums primarily reflect an increase in marine liability production. Gross premiums in 2005 also reflect a leveling to slight decline in premium rates across all classes of ocean marine premiums when compared to the same period in 2004. Net premiums written in 2005 reflect slightly higher ceded premiums as a result of lower net retentions per loss. The Company decreased its net exposure to $3 million for any one risk or any one occurrence effective on policies incepting on or after January 1, 2005 compared with $4 million for any one risk or any one occurrence effective on policies incepting on or after January 1, 2004. Net premiums earned in 2005 reflect the volume increases achieved in the prior year.

  o Inland marine/fire gross premiums written, net premiums written and net premiums earned for the three months ended March 31, 2005 increased by 66%, 66% and 28%, respectively, when compared to the same period of 2004. Both gross and net writings in 2005 reflect growth in existing classes and new sources of production. The increase in premiums reflects additional production from policies covering inland marine, fire, and motor truck cargo and new production sources in the surety class. Gross premiums written in 2005 reflect mildly lower market rates when compared to 2004.

  o Other liability gross premiums written, net premiums written and net premiums earned for the three months ended March 31, 2005 rose by 97%, 71% and 103%, respectively, when compared to the same period in 2004 as a result of premium volume increases from existing classes (professional liability) and new classes (commercial automobile liability and excess workers compensation). Premium rates were level to down slightly in the first quarter of 2005 when compared to the same period in 2004.

    Net losses and loss adjustment expenses incurred as a percentage of net premiums earned (the loss ratio) were 57.7% for the three months ended March 31, 2005 as compared to 64.0% for the same period of 2004. The lower loss ratio in 2005 is primarily the result of an improved ocean marine loss ratio due to lower severity losses occurring in the current accident year. The three months ended March 31, 2004 included a loss in the ocean marine line that contributed approximately 8% to the overall loss ratio. There were no significant changes reported relating to the development of prior year loss reserves during the first quarters of 2005 and 2004, respectively.

    Policy acquisition costs as a percentage of net premiums earned (the acquisition cost ratio) for the three months ended March 31, 2005 were 21.4% as compared with 22.6% for the same period of the prior year. Decreases in the acquisition cost ratio were recorded in ocean marine as a result of slightly lower brokerage expenses and inland marine/fire due to higher commissions on premiums ceded. Partially offsetting these reductions were increases in the other liability ratio reflecting higher acquisition costs relating to increases in the professional liability class of business.

    General and administrative expenses as a percentage of net premiums earned for the three months ended March 31, 2005 were 20.4% as compared with 21.3% for the same period of the prior year. The decrease in 2005 reflects the lower rate of additional expenses incurred to service the growth in the Company's business operations.

    The Company's combined ratio (the loss ratio, the acquisition cost ratio and general and administrative expenses divided by premiums earned) was 99.5% for the first quarter of 2005 as compared with 107.9% for the same period of 2004.

        Interest expense increased to $1,667,000 for the three months ended March 31, 2005 as compared to $372,000 for the same period of 2004 principally as a result of 2005 reflecting a full quarter of interest expense from the Company's issuance of $100 million of its 6.5% senior notes on March 11, 2004.

        Net investment income for the three months ended March 31, 2005 increased by 39% to $6.6 million from $4.8 million in the same period of the prior year. The increase reflects a higher investment yield on the investment portfolio held in 2005 on both the limited partnership and short term portfolios, offset in part by lower income derived from trading portfolio activities. In addition, a larger invested asset base derived from favorable cash flow over the past year and the proceeds received from our $100 million 6.5% senior notes issued on March 11, 2004 contributed to the overall increase. Investment income, net of investment fees, from each major category of investments was as follows:

                                                    Three months ended March 31,
                                                    ----------------------------
                                                        2005            2004
                                                        ----            ----
                                                            (in millions)
                                                            -------------
Fixed maturities, available for sale..............     $  1.3             1.0
Fixed maturities, trading securities..............        0.5             1.6
Short-term investments............................        1.9             0.5
Equity in earnings of limited partnerships........        3.7             2.7
                                                       ------          ------
        Total investment income...................        7.4             5.8
Investment expenses...............................       (0.8)           (1.0)
                                                       ------          ------
        Net investment income.....................     $  6.6             4.8
                                                       ======          ======

    As of March 31, 2005 and 2004 investments in limited partnerships amounted to approximately $194.7 million and $136.8 million, respectively. The equity method of accounting is used to account for the Company's limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership hedge fund to results of operations.

    As of March 31, 2005 and 2004 investments in the trading portfolio amounted to approximately $66.2 million and $57.2 million, respectively. Net investment income for three months ended March 31, 2005 and 2004 reflects approximately $.5 million and $1.6 million, respectively, derived from trading portfolio activities before expenses. These activities primarily include the trading of CDOs. The Company's trading portfolio is marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of trading securities are also recognized in net investment income.

    As a result of the accounting treatment of its limited partnerships and trading portfolio, the Company's investment income results may be volatile. If the Company invests a greater percentage of its investment portfolio in limited partnership hedge funds, or if the fair value of trading securities held varies significantly during different periods, there may also be a greater volatility associated with the Company's investment income.

    Commission and other income decreased to $11,000 for the three months ended March 31, 2005 from $1.9 million for the same period in the prior year primarily as a result of significant other income received from litigation and arbitration settlements in 2004.

    Net realized investment gains were $376 for the three months ended March 31, 2005 as compared to net realized investment losses of $41,000 for the same period in the prior year. Write-downs from other-than-temporary declines in the fair value of securities amounted to $35,000 and $104,000 for the three months ended March 31, 2005 and 2004, respectively.

    Total income taxes as a percentage of income before taxes were 35.2% in the first quarter of 2005 as compared to 35.0% in the same period of 2004.

Liquidity and Capital Resources

        Cash and total investments decreased from $630.9 million at December 31, 2004 to $625.1 million at March 31, 2005, principally as a result of a repurchase of common stock.

        In a transaction separate from its common stock repurchase plan, on January 7, 2005 the Company purchased from certain of its shareholders a total of 1,092,735 shares of common stock at $24.80 per share, or approximately $27.1 million. As a result of the share purchase, the Company's outstanding shares were reduced from 9,781,098 shares to 8,688,363 shares on January 7, 2005.

        On March 11, 2004, the Company issued $100,000,000 in 6.5% senior notes due March 15, 2014 and received proceeds of $98,763,000 net of underwriting discount, but before other transaction expenses.

The senior notes provide for semi-annual interest payments and are to be repaid in full on March 15, 2014. On July 1, 2004 the Company completed the exchange of registered 6.5% senior notes for the unregistered senior notes issued on March 11, 2004, as required by the registration rights agreement with the purchasers of the senior notes. The indenture relating to the senior notes provides that the Company and its restricted subsidiaries may not incur indebtedness unless the total indebtedness of the Company and its restricted subsidiaries, calculated on a pro forma basis after such issuance, would not exceed 50% of our total consolidated capitalization (defined as the aggregate amount of our shareholders' equity as shown on our most recent quarterly or annual consolidated balance sheet plus the aggregate amount of indebtedness of the Company and its restricted subsidiaries). The indenture also provides that the Company and its restricted subsidiaries will not pay dividends or make other payments or distributions on the Company's stock or the stock of any restricted subsidiary (excluding payments by any restricted subsidiary to the Company), purchase or redeem the Company's stock or make certain payments on subordinated indebtedness unless, after making any such payment, the total indebtedness of the Company and its restricted subsidiaries would not exceed 50% of our total consolidated capitalization (as defined above). In addition, the indenture contains certain other covenants that restrict our ability and our restricted subsidiaries' ability to, among other things, incur liens on any shares of capital stock or evidences of indebtedness issued by any of our restricted subsidiaries or issue or dispose of voting stock of any of our restricted subsidiaries. The Company used part of the net proceeds from the sale of the senior notes to purchase from certain of its shareholders a total of 1,092,735 shares of common stock at $24.80 per share on January 7, 2005. The Company is using the remaining net proceeds for working capital and other general corporate purposes. The Company may also deploy the net proceeds for acquisitions, although the Company has no agreement with respect to any acquisition. We do, however, assess opportunities on an ongoing basis and from time to time have discussions with other companies about potential transactions.

        Cash flows used in operating activities were $31.9 million for the three months ended March 31, 2005 as compared to cash flows provided by operating activities of $8.3 million for the same period of 2004. Trading portfolio activities of $48.4 million adversely affected cash flows for the three months ended March 31, 2005. This compared to $4.5 million of trading portfolio activities that contributed to cash flows during the three months ended March 31, 2004. As the Company's trading portfolio balance may fluctuate significantly from period to period, cash flows from operating activities may also be significantly impacted by such trading activities.

        Cash flows provided by investing activities were $59.5 million for the three months ended March 31, 2005 and resulted primarily from the sale of short-term investments. Cash flows used in investing activities were $97.1 million for the three months ended March 31, 2004 and reflected additional net purchases of limited partnerships and short-term investments, as well as the use of $8.3 million in cash flows relating to securities purchased but not yet settled at December 31, 2003.

    On February 22, 2005, the Company declared a dividend of six (6) cents per share to shareholders of record on March 31, 2005, payable on April 6, 2005. On February 26, 2004, the Company declared a dividend of six (6) cents per share to shareholders of record on March 31, 2004, payable on April 6, 2004.

    During the first quarter of 2004, the Company's insurance subsidiary, New York Marine requested and received approval from the State of New York Insurance Department to pay an extraordinary dividend of $15,000,000 to the Company, which amount was also paid to the Company in the first quarter of 2004. Ordinary dividends of $4,000,000 were paid by New York Marine to the Company during the first quarter of 2005.

    During the first quarter of 2004, the Company granted options to a new Director to purchase 10,000 shares of the Company's common stock. The exercise price of the stock option was equal to the closing price of the Company's stock on the New York Stock Exchange on the date of the underlying stock grant. There were no stock option grants made during the first quarter of 2005.

    Under the Amended and Restated 2004 Long-Term Incentive Plan, the Company granted a total of 21,000 shares of common stock as unrestricted share awards to certain officers and directors of the Company in April 2005 for a total compensation expense of $496,584.

    Premiums and other receivables, net decreased to $36.0 million as of March 31, 2005 from $42.6 million as of December 31, 2004 primarily due to favorable cash collections.

    Unpaid losses and loss adjustment expenses increased to $511.6 million at March 31, 2005 from $503.3 million at December 31, 2004 mainly as a result of a large severity loss occurring in the inland marine/fire line of business that was substantially reinsured and increases in reserves in the professional liability class as a result of the growth in premiums earned.


Investments

The following table summarizes our investments at March 31, 2005 and December 31, 2004 at fair value:

                                                         March 31, 2005       December 31, 2004
                                                      --------------------    -----------------
                                                        Amount     Percent    Amount    Percent
                                                      ----------   -------    ------    -------
                                                     (Dollars in thousands, excepts percentages)

Fixed maturities available for sale:
     U.S. treasury securities                         $     9,877     1.6%      10,018     1.6%
     Municipalities                                         7,645     1.2%       7,653     1.2%
     Corporate bonds                                      120,941    19.4%      95,062    15.1%
                                                      -----------   -----      -------   -----
          Subtotal                                    $   138,463    22.2%     112,733    17.9%

Trading securities (fair value):
     Collateralized debt obligations                       66,193    10.6%      17,768     2.8%
                                                      -----------   -----      -------   -----
Total fixed maturities and trading portfolio          $   204,656    32.8%     130,501    20.7%

Cash & short-term investments (at cost)                   225,761    36.1%     309,894    49.1%
                                                      -----------   -----      -------   -----
Total fixed maturities, cash & short-term             $   430,417    68.9%     440,395    69.8%
investments

Limited partnership hedge funds (at equity)               194,679    31.1%     190,477    30.2%
                                                      -----------   -----      -------   -----
Total investment portfolio                            $   625,096   100.0%     630,872   100.0%
                                                      ===========   =====      =======   =====



As of March 31, 2005, 90% of the fair value of our fixed maturities and short-term investment portfolio was in obligations rated "Baa3" or better by Moody's or its equivalent Standard & Poor's rating.


Unpaid losses and loss adjustment expenses

    Unpaid losses and loss adjustment expenses for each segment were as follows:



                                      March 31, 2005          December 31, 2004
                                  -----------------------  -----------------------
                                      Gross         Net        Gross         Net
                                  ----------  -----------  ----------  -----------
                                      (in thousands)           (in thousands)

Ocean marine                      $  196,574  $   122,834  $  198,655  $   123,346
Inland marine/fire                    28,120        7,441      21,801        7,216
Other liability                      130,982       84,908     126,023       79,278
Runoff lines (Aircraft)              155,949       44,894     156,782       45,639
                                  ----------  -----------  ----------  -----------

Total                             $  511,625  $   260,077  $  503,261  $   255,479
                                  ==========  ===========  ==========  ===========

    During 2001, the Company recorded losses in its aircraft line of business as a result of the terrorist attacks of September 11, 2001 on the World Trade Center, the Pentagon and the hijacked airliner that crashed in Pennsylvania (collectively the "WTC attack"). The ultimate gross and net liability for unpaid losses resulting from the WTC attack represent the estimated ultimate costs of all incurred claims and claim adjustment expenses. Since the gross liability and related reinsurance recoverables are based on estimates, the ultimate liability may change from the amount provided currently depending upon revisions in gross loss estimates and the interpretation as to the number of occurrences involved in the WTC attack as defined in the aircraft ceded reinsurance treaties. In September 2004 the Company became aware of additional information that allowed us to reduce loss reserves relating to the terrorist attacks of September 11, 2001 on the Pentagon and the hijacked airliner that crashed in Pennsylvania. This amounted to a reduction of $16.3 million and $8.3 million in gross and net loss reserves, respectively, to the Company. However, since December 31, 2004, there have been no significant changes in the gross or net incurred loss relating to the WTC attack.

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

    The process of establishing reserves for claims involves uncertainties and requires the use of informed estimates and judgments. Our estimates and judgments may be revised as claims develop and as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. There were no significant changes in assumptions made in the evaluation of loss reserves during 2005.


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

    Unpaid losses and loss adjustment expenses are based on individual case estimates for losses reported. A provision is also included, based on actuarial estimates utilizing historical trends in the frequency and severity of paid and reported claims, for losses incurred but not reported, salvage and subrogation recoveries and for loss adjustment expenses. Unpaid losses with respect to asbestos/environmental risks are difficult for management to estimate and require considerable judgment due to the uncertainty regarding the significant issues surrounding such claims. Unpaid losses and loss adjustment expenses amounted to $511.6 million and $503.3 million at March 31, 2005 and December 31, 2004, respectively. Unpaid losses and loss adjustment expenses, net of reinsurance amounted to $260.1 million and $255.5 million at March 31, 2005 and December 31, 2004, respectively. Management continually reviews and updates the estimates for unpaid losses, and any changes resulting therefrom are reflected in operating results currently. The potential for future adverse or favorable loss development is highly uncertain and subject to a variety of factors including, but not limited to, court decisions, legislative actions and inflation.

    The allowance for doubtful accounts is based on management's review of amounts due from insolvent or financially impaired companies. Allowances are estimated for both premium receivables and reinsurance receivables. Management continually reviews and updates such estimates for any changes in the financial status of companies. The allowance for doubtful accounts on both premiums and reinsurance receivables amounted to $11.9 million and $12.8 million at March 31, 2005 and December 31, 2004, respectively.

    Impairment of investments, included in realized investment gains or losses, results from declines in the fair value of investments which are considered by management to be other-than-temporary. Management reviews investments for impairment based upon specific criteria that include the duration and extent of declines in fair value of the security below its cost or amortized cost. The Company performs a qualitative and quantitative review of all securities in a loss position in order to determine if any impairment is considered to be other-than-temporary. With respect to fixed income investments, declines in fair value of less than 10% are normally considered to be temporary, unless the fixed income security has been downgraded at least two levels by a major rating agency. Additionally, the Company reviews those securities held for six months or more, with fair value declines of greater than 10% at the end of each reporting period. The Company also reviews all securities with any rating agency declines during the reporting period. As a result of this review, the Company will record an impairment charge to earnings if the fair value decline is greater than 20%, if the fixed income security has been downgraded at least two levels by a major rating agency, or if the fair value decline is greater than 10% and the security has been downgraded one level by a major rating agency. This review includes considering the effect of rising interest rates and the Company's intent and ability to hold impaired securities in the foreseeable future to recoup any losses. In addition to subjecting its securities to the objective tests of percent declines in fair value and downgrades by major rating agencies, when it determines whether declines in the fair value of its securities are other than temporary, the Company also considers the facts and circumstances that may have caused the declines in the value of such securities. As to any specific security, it may consider general market conditions, changes in interest rates, adverse changes in the regulatory environment of the issuer, the duration for which the Company expects to hold the security and the length of any forecasted recovery. Approximately $35,000 and $104,000 were charged to results from operations for the three months ended March 31, 2005 and 2004, respectively, resulting from fair value declines considered to be other-than-temporary. Gross unrealized gains and losses on fixed maturity investments available for sale amounted to approximately $0.7 million and $1.6 million, respectively, at March 31, 2005.

    The Company utilizes the equity method of accounting to account for its limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership to net investment income in results of operations. Net investment income derived from investments in limited partnerships amounted to $3.7 million and $2.7 million for the three months ended March 31, 2005 and 2004, respectively. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk" with respect to market risks associated with investments in limited partnership hedge funds.

    The Company maintained a trading portfolio at March 31, 2005 consisting of CDOs. These investments are marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of such securities are also recognized in net investment income. The Company recorded $.5 million and $1.6 million in net trading portfolio income before expenses for the three months ended March 31, 2005 and 2004, respectively. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk" with respect to market risks associated with investments in CDOs.

    Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, ("SFAS 123"), prospectively to all stock-based awards granted, modified, or settled after January 1, 2003. Stock option expense amounted to $9,344 and $8,723 for the three months ended March 31, 2005 and 2004, respectively.


Item 3.        Quantitative and Qualitative Disclosures About Market Risk

    The investment portfolio has exposure to market risks, which include the effect on the portfolio of adverse changes in interest rates, credit quality, hedge fund values, and CDO values. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Hedge fund risk includes the potential loss from the diminution in the value of the underlying investment of the hedge fund. CDO risk includes exposure to the private placement market including its lack of liquidity and volatility in changes in market prices. The only significant change to the Company's exposure to market risks during the three months ended March 31, 2005 as compared to those disclosed in the Company's financial statements for the year ended December 31, 2004 related to the level of investments in CDO securities. The investment in CDO securities amounted to $66.2 million and $17.8 million as of March 31, 2005 and December 31, 2004, respectively.

    The Company invests in CDOs, which are private placements. The fair value of each security is provided by securities dealers. The markets for these types of securities can be illiquid and, therefore, the price obtained from dealers on these securities is subject to change, depending upon the underlying market conditions of these securities, including the potential for downgrades or defaults on the underlying collateral of the security. The Company seeks to mitigate market risk associated with such investments by maintaining a diversified portfolio of such securities that limits the concentration of investment in any one issuer. The largest single investment made by the Company in such securities amounted to $5.0 million as of March 31, 2005.

    The Company maintains an investment in a limited partnership hedge fund, (Tiptree), that invests in CDOs, CRS securities and other structured product securities that are structured, managed or advised by a Mariner affiliated company. This investment is consolidated in the Company's financial statements. CDOs and CRSs are purchased by various broker dealers. Such purchases are then repackaged and sold to investors within a relatively short time period, normally within a few months. Tiptree earns a fee for servicing these arrangements and provides a margin account as collateral to secure the credit risk of the purchases made by the dealers under these agreements until the arrangement is completed. Tiptree has provided $9.5 million in cash as of March 31, 2005 to secure purchases made by the dealers. Tiptree does not share in the gains or losses on investments held by the dealer. Management expects that only under remote circumstances would the margin account be drawn by the dealer to secure losses. Many of the securities purchased are investment grade floating rate securities and large unrealized losses are not normally expected to occur. The Company seeks to mitigate market risk associated with such investments by concentrating on investment grade, floating rate securities with the risk of loss being limited to the cash held in the margin accounts.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        An evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-14(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.


Changes in Internal Controls

        There have been no significant changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) under the Securities Exchange
Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        On February 8, 2005, the Company and the individual members of its Board of Directors were served with a purported shareholder derivative action lawsuit brought in New York Supreme Court, Queens County, relating to the Company's purchase on January 7, 2005 of approximately 1.1 million shares of its common stock from certain members of, or trusts controlled by certain members of, the family of John N. Blackman, the Company's founder. The complaint which was brought by one of our shareholders, Linda Parnes, who together with Alan Russell Kahn, owns 100 shares of the Company's common stock, alleges that the Board of Directors breached their fiduciary duty, wasted corporate assets and abused their control over the Company by paying an excessive price for the shares. The plaintiff is seeking damages against members of the Board of Directors and rescission of the purchase. The Company filed a Motion to Dismiss the Complaint on April 4, 2005. The Company believes that the complaint is wholly without merit, and will defend it vigorously.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

          None

Item 3. - Defaults Upon Senior Securities

          None

Item 4. - Submission of Matters to a Vote of Security Holders

          None

Item 5. - Other Information

          None

Item 6. - Exhibits

          3.1 Charter of NYMAGIC, INC. (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on December 16, 2003 (File No. 1-11238) and incorporated herein by reference).

          3.2 Amended and Restated By-Laws (Filed as Exhibit 3.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-11238) and incorporated herein by reference).

        *10.1  Form of Unrestricted Share Award Agreement.

         10.2  Summary of  Executive  Compensation  Arrangements  (Filed as Item
               1.01 to the Company's Current Reports on Form 8-K (File No. 1-14788) filed on April 6, 2005 and April 8, 2005 and incorporated herein by reference).

         10.3 Consulting Agreement, dated as of April 6, 2005, by and between the Company and William D. Shaw, Jr. (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 6, 2005 (File No. 1-11238) and incorporated herein by reference).

         10.4 Stock Purchase Agreement, dated as of January 7, 2005 by and among the Company and the sellers named therein (Filed as Exhibit
               10.1 to the Company's Current Report on Form 8-K filed on January 10, 2005 (File No. 1-11238) and incorporated herein by reference).

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

----------------------
* Filed herewith

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NYMAGIC, INC.
                                         -------------
                                         (Registrant)


Date:        May 9, 2005                 /s/ George R. Trumbull, III
         ------------------              ---------------------------
                                             George R. Trumbull, III
                                             Chairman and Chief Executive
                                             Officer

Date:        May 9, 2005                 /s/ Thomas J. Iacopelli
         ------------------              -----------------------
                                             Thomas J. Iacopelli
                                             Chief Financial Officer