Form 10-Q
period 2005-06-30
NYMAGIC INC
filed 2005-08-09
CIK 847431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

For the quarterly period ended                  June 30, 2005
                              --------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the Transition Period From                       to
                              -----------------------  -------------------------

Commission file number                             1-11238
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



    On August 1, 2005 there were 8,709,363 shares of the registrant's common stock, $1.00 par value, outstanding.

                           FORWARD-LOOKING STATEMENTS



    This report contains certain forward-looking statements concerning the Company's operations, economic performance and financial condition, including, in particular, the likelihood of the Company's success in developing and expanding its business. Any forward-looking statements concerning the Company's operations, economic performance and financial condition contained herein, including statements related to the outlook for the Company's performance in 2005 and beyond, are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based upon a number of assumptions and estimates which inherently are subject to uncertainties and contingencies, many of which are beyond the control of the Company. Some of these assumptions may not materialize and unanticipated events may occur which could cause actual results to differ materially from such statements. These include, but are not limited to, the cyclical nature of the insurance and reinsurance industry, premium rates, investment results, hedge fund results, the estimation of loss reserves and loss reserve development, uncertainties associated with asbestos and environmental claims, including difficulties with assessing latent injuries and the impact of litigation settlements, bankruptcies and potential legislation, the uncertainty surrounding the loss amounts related to the attacks of September 11, 2001, the occurrence and effects of wars and acts of terrorism, net loss retention, the effect of competition, the ability to collect reinsurance receivables and the timing of such collections, the availability and cost of reinsurance, the possibility that the outcome of any litigation or arbitration proceeding is unfavorable, the ability to pay dividends, regulatory changes, changes in the ratings assigned to the Company by rating agencies, failure to retain key personnel, the possibility that our relationship with Mariner Partners, Inc. could terminate or change, and the fact that ownership of our common stock is concentrated among a few major stockholders and is subject to the voting agreement, as well as assumptions underlying any of the foregoing and are generally expressed with words such as "intends," "intend," "intended," "believes," "estimates," "expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have" and similar expressions. These risks could cause actual results for the 2005 year and beyond to differ materially from those expressed in any forward-looking statements made. The Company undertakes no obligation to update publicly or revise any forward-looking statements made.

                                  NYMAGIC, INC.
                                      INDEX

                                                                        Page No.
Part I.        Financial Information

      Item 1.  Financial Statements

      Consolidated Balance Sheets
         June 30, 2005 and December 31, 2004                                   2

      Consolidated Statements of Income
         Six months ended June 30, 2005 and                                    3
         June 30, 2004

      Consolidated Statements of Income
         Three months ended June 30, 2005 and                                  4
         June 30, 2004

      Consolidated Statements of Cash Flows                                    5
         Six months ended June 30, 2005 and
         June 30, 2004

      Notes to Consolidated Financial Statements                               6

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            12

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk     22

      Item 4.  Controls and Procedures                                        23

Part II.       Other Information

      Item 1.  Legal Proceedings                                              24

      Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    24

      Item 3.  Defaults Upon Senior Securities                                25

      Item 4.  Submission of Matters to a Vote of Security Holders            25

      Item 5.  Other Information                                              26

      Item 6.  Exhibits                                                       26

                         PART I - FINANCIAL INFORMATION
Item 1.        Financial Statements

                                  NYMAGIC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                      June 30,         December 31,
                                                                        2005               2004
                                              ASSETS
Investments:
 Fixed maturities:
    Available for sale at fair value
      (amortized cost $119,039,938 and $111,590,805)............   $118,981,249       $112,732,900
    Trading at fair value (cost $56,448,865 and $17,310,386)....     56,121,987         17,767,675
 Limited partnerships at equity
   (cost $155,025,428 and $171,439,098).........................    177,849,300        190,477,346
 Short-term investments.........................................    231,444,234        298,039,167
 Cash...........................................................      5,016,379         11,855,146
                                                                      ---------         ----------
        Total cash and investments..............................    589,413,149        630,872,234
                                                                    -----------        -----------
Accrued investment income.......................................      2,577,441          2,659,731
Receivable for securities sold..................................     48,605,116          5,067,411
Premiums and other receivables, net.............................     38,618,849         42,598,519
Reinsurance receivables on unpaid losses, net...................    254,531,143        247,782,012
Reinsurance receivables on paid losses, net.....................     10,270,636         14,512,616
Deferred policy acquisition costs...............................     13,091,003         13,055,297
Prepaid reinsurance premiums ...................................     25,345,265         21,378,157
Deferred income taxes ..........................................      7,958,750          7,528,757
Property, improvements and equipment, net ......................      6,120,837          5,117,609
Other assets....................................................      7,093,437          6,521,354
                                                                      ---------          ---------
        Total assets............................................ $1,003,625,626       $997,093,697
                                                                 ==============       ============

                                           LIABILITIES
Unpaid losses and loss adjustment expenses......................   $524,352,429       $503,261,138
Reserve for unearned premiums...................................     88,210,394         83,088,394
Ceded reinsurance payable.......................................     27,538,611         25,462,841
Notes payable...................................................    100,000,000        100,000,000
Dividends payable...............................................        522,562            586,866
Other liabilities...............................................     24,824,568         26,576,866
                                                                     ----------         ----------
        Total liabilities.......................................    765,448,564        738,976,105
                                                                    -----------        -----------

                                      SHAREHOLDERS' EQUITY
Common stock....................................................     15,356,740         15,335,740
Paid-in capital.................................................     37,469,014         36,781,911
Accumulated other comprehensive income (loss)...................        (38,148)           742,364
Retained earnings...............................................    258,650,457        251,418,750
                                                                    -----------        -----------
                                                                    311,438,063        304,278,765
Treasury stock, at cost, 6,647,377 and 5,554,642 shares.........    (73,261,001)       (46,161,173)
                                                                    ------------       ------------
        Total shareholders' equity..............................    238,177,062        258,117,592
                                                                    -----------        -----------

        Total liabilities and shareholders' equity.............. $1,003,625,626       $997,093,697
                                                                  =============        ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                              Six months ended June 30,
                                                              --------------------------
                                                                2005            2004
                                                                ----            ----
Revenues:
Net premiums earned                                         $72,348,767        $54,418,642
Net investment income                                        13,546,538          7,398,033
Net realized investment losses                                 (190,998)            (1,366)
Commission and other income                                     455,416          1,947,197
                                                                -------         ----------

        Total revenues                                       86,159,723         63,762,506
                                                           ------------         ----------

Expenses:

Net losses and loss adjustment expenses incurred             41,091,402         33,326,300
Policy acquisition expenses                                  15,115,461         11,545,216
General and administrative expenses                          13,878,454         11,307,399
Interest expense                                              3,339,757          2,012,614
                                                         ---------------         ---------

        Total expenses                                       73,425,074         58,191,529
                                                             ----------         ----------

Income before income taxes                                   12,734,649          5,570,977
                                                             ----------          ---------
Income taxes:
    Current                                                   4,468,796          1,045,709
    Deferred                                                     (9,718)           898,642
                                                                 -------        ----------
        Total income tax expense                              4,459,078          1,944,351
                                                            -----------          ---------

    Net income                                              $ 8,275,571        $ 3,626,626
                                                            ===========        ===========

Weighted average shares of common stock
  outstanding-basic                                           8,734,870          9,727,537

    Basic earnings per share                                $       .95        $       .37
                                                            ===========        ===========

Weighted average shares of common stock
  outstanding-diluted                                         8,869,618          9,944,789

    Diluted earnings per share                              $       .93        $       .36
                                                            ===========        ===========


    Dividends declared per share                            $       .12        $       .12
                                                            ===========        ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                              Three months ended June 30,
                                                              --------------------------
                                                                2005            2004
                                                                ----            ----
Revenues:
Net premiums earned                                         $36,822,213        $29,564,325
Net investment income                                         6,943,008          2,643,899
Net realized investment gains (losses)                         (191,374)            39,402
Commission and other income                                     443,953             69,816
                                                                -------             ------

        Total revenues                                       44,017,800         32,317,442
                                                           ------------        -----------

Expenses:

Net losses and loss adjustment expenses incurred             20,583,260         17,420,787
Policy acquisition expenses                                   7,499,059          5,925,310
General and administrative expenses                           6,646,953          6,017,244
Interest expense                                              1,672,267          1,640,376
                                                              ---------         ----------

        Total expenses                                       36,401,539         31,003,717
                                                             ----------         ----------

Income  before income taxes                                   7,616,261          1,313,725
                                                              ---------          ---------
Income taxes:
    Current                                                   2,769,367             41,056
    Deferred                                                   (111,514)           414,783
                                                               ---------           -------
        Total income tax expense                              2,657,853            455,839
                                                            -----------            -------

    Net income                                              $ 4,958,408        $   857,886
                                                            ===========        ===========

Weighted average shares of common stock
  outstanding-basic                                           8,708,817          9,730,326

    Basic earnings per share                                $       .57        $       .09
                                                            ===========        ===========

Weighted average shares of common stock
  outstanding-diluted                                         8,834,181          9,944,209

    Diluted earnings  per share                             $       .56        $       .09
                                                            ===========        ===========


    Dividends declared per share                            $       .06        $       .06
                                                            ===========        ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                               Six months ended June 30,
                                                              --------------------------
                                                               2005                 2004
                                                               ----                 ----
Cash flows from operating activities:
    Net income                                              $ 8,275,571       $  3,626,626
                                                            -----------       ------------
Adjustments to reconcile net income to net cash
      (used in) operating activities:
    Provision for deferred taxes                                 (9,718)           898,642
    Net realized investment  losses                             190,998              1,366
    Equity in earnings of limited partnerships               (5,528,747)          (224,485)
    Net bond amortization                                       222,847            597,138
    Depreciation and other, net                                 319,819            301,516
    Changes in:
    Premiums and other receivables                            3,979,670            (47,542)
    Reinsurance receivables, paid and unpaid, net            (2,507,151)         4,522,545
    Ceded reinsurance payable                                 2,075,770         (6,508,143)
    Accrued investment income                                    82,290         (1,907,255)
    Deferred policy acquisition costs                           (35,706)        (2,438,751)
    Prepaid reinsurance premiums                             (3,967,108)         2,609,099
    Other assets, net                                          (572,083)        (2,170,711)
    Unpaid losses and loss adjustment expenses               21,091,291         (4,519,743)
    Reserve for unearned premiums                             5,122,000          6,891,004
    Other liabilities                                        (1,752,298)         3,858,488
    Trading portfolio activities                            (38,354,311)       (91,447,457)
                                                             -----------       ------------
        Total adjustments                                   (19,642,437)       (89,584,289)
                                                            ------------       ------------
Net cash (used in) operating activities                     (11,366,866)       (85,957,663)
                                                            ------------       ------------

Cash flows from investing activities:
    Fixed maturities, available for sale, acquired          (66,846,515)       (50,771,052)
    Limited partnerships acquired                            (4,900,000)      (113,350,000)
    Fixed maturities, available for sale, sold               58,888,165         27,125,550
    Limited partnerships sold                                23,056,794         11,849,259
    Net sale of short-term investments                       66,690,300         124,981,770
    Net receivable for securities not yet settled           (43,537,705)        (1,545,540)
    Acquisition of property, improvements and
      equipment, net                                         (1,323,047)          (620,458)
                                                             -----------        -----------
Net cash provided by (used in) investing activities          32,027,992         (2,330,471)
                                                             ----------         -----------

Cash flows from financing activities:
    Proceeds from stock issuance and other                      708,103            386,725
    Cash dividends paid to shareholders                      (1,108,168)        (1,166,789)
    Net purchase of treasury stock                          (27,099,828)              ----
    Proceeds from borrowings                                       ----         97,915,543
                                                                   ----         ----------
Net cash (used in) provided by financing activities         (27,499,893)        97,135,479
                                                             -----------        ----------
Net increase (decrease) in cash                              (6,838,767)         8,847,345
Cash at beginning of period                                  11,855,146          1,940,541
                                                             ----------         ----------
Cash at end of period                                       $ 5,016,379       $ 10,787,886
                                                            ============      ============

Supplemental disclosures:
Interest paid                                               $  3,250,000      $          0
Federal income tax paid                                     $  2,903,012      $  4,161,220


  The accompanying notes are an integral part of these consolidated financial statements.

                                  NYMAGIC, INC.

                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004

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

    The financial information by segment is as follows:

                                                                           Six months ended June 30,
    --------------------------------------------------------------------------------------------------------------
                                                                       2005                       2004
    --------------------------------------------------------------------------------------------------------------
                                                                               (in thousands)

                                                                              Income                     Income
                                                                Revenues      (Loss)       Revenues      (Loss)
    --------------------------------------------------------------------------------------------------------------
    Ocean marine                                            $      44,289  $    15,118  $     38,513  $     8,711
    Inland marine/fire                                              3,136          713         2,325          521
    Other liability                                                25,407          730        13,752        (257)
    Runoff lines (Aircraft)                                          (62)            2            32          775
    --------------------------------------------------------------------------------------------------------------
                Subtotal                                           72,770       16,563        54,622        9,750

    Net investment income                                          13,547       13,547         7,398        7,398
    Net realized investment losses                                  (191)        (191)           (1)          (1)
    Other income                                                       34           34         1,744        1,744
    General and administrative expenses                               ---     (13,878)           ---     (11,307)
    Interest expense                                                  ---      (3,340)           ---      (2,013)
    Income tax expense                                                ---      (4,459)           ---      (1,944)
    --------------------------------------------------------------------------------------------------------------

                Total                                       $      86,160  $     8,276  $     63,763  $     3,627
    ==============================================================================================================

                                  NYMAGIC, INC.
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004

                                                       Three months ended June 30,
    ------------------------------------------------------------------------------------------
                                                    2005                       2004
    ------------------------------------------------------------------------------------------
                                                            (in thousands)

                                                            Income                    Income
                                             Revenues       (Loss)      Revenues      (Loss)
    ------------------------------------------------------------------------------------------
    Ocean marine                          $     22,469  $     9,396  $     20,650  $    5,675
    Inland marine/fire                           1,674         (24)         1,185         167
    Other liability                             13,203         (90)         7,745       (257)
    Runoff lines (Aircraft)                      (106)        (125)           188         837
    ------------------------------------------------------------------------------------------
                    Subtotal                    37,240        9,157        29,768       6,422

    Net investment income                        6,943        6,943         2,644       2,644
    Net realized investment losses               (191)        (191)            40          40
    Other income                                    26           26         (134)       (134)
    General and administrative expenses            ---      (6,647)           ---     (6,017)
    Interest expense                               ---      (1,672)           ---     (1,641)
    Income tax expense                             ---      (2,658)           ---       (456)
    ------------------------------------------------------------------------------------------

                Total                     $     44,018  $     4,958  $     32,318  $      858
    ==========================================================================================


3) The Company's comparative comprehensive income is as follows:

                                        Six months ended June 30,   Three months ended June 30,
    --------------------------------------------------------------------------- ---------------
                                            2005         2004         2005          2004
    -------------------------------------------------------------------------------------------
                                                           (in thousands)
    Net income                          $        8,276  $    3,627  $      4,958  $      858
    Other comprehensive income (loss),
          net of tax:
          Unrealized gains (losses)
          on securities, net of deferred
          tax benefit (expense) of $487,
          $199, $(218) and $478                  (905)       (370)           405       (887)
    Less: reclassification adjustment
          for gains (losses) realized
          in net income, net of
          deferred tax benefit (expense)
          of $67, $0, $67 and $(14)              (124)         (1)         (124)          26
    -------------------------------------------------------------------------------------------
          Other comprehensive
             income (loss)                       (781)       (369)           529       (913)
    -------------------------------------------------------------------------------------------
    Total comprehensive income (loss)   $        7,495  $    3,258  $      5,487  $     (55)
    =========================================================================================

                                  NYMAGIC, INC.
                   Notes to Consolidated Financial Statements
                                    June 30, 2005 and 2004

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

        The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period. The table includes only the effect of stock options on net income and earnings per share as all other stock compensation awards have been accounted for under SFAS 123. The amounts for all other awards issued were $734,563 and $353,979 for the six months ended June 30, 2005 and 2004, respectively.

                                              Six months ended          Three months ended
                                                  June 30,                    June 30,
    -----------------------------------------------------------------------------------------
                                             2005        2004          2005         2004
    -----------------------------------------------------------------------------------------
                                                            (in thousands)
    Net income, as reported                $     8,276  $    3,627  $      4,958  $       858
    Add: Stock-based employee
          Compensation expense included
          in reported net income,
          net of related tax effects                13          15             7            8
    Deduct: Total stock-based employee
          compensation expense determined
          under the fair value based
          method for all awards, net of
          related tax effects                    (168)       (173)          (84)         (87)
    -----------------------------------------------------------------------------------------
    Pro forma net income                   $     8,121  $    3,469  $      4,881  $       779
    =========================================================================================

    Earnings per share:

    Basic EPS - as reported                       $.95        $.37          $.57        $.09
    Basic EPS - pro forma                         $.93        $.36          $.56        $.08

    Diluted EPS - as reported                     $.93        $.36          $.56        $.09
    Diluted EPS - pro forma                       $.92        $.35          $.55        $.08

                                  NYMAGIC, INC.
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004

5) In March 2004, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." This consensus provided recognition and measurement guidance for determining when an investment is other-than-temporarily impaired, specifically, when the investor has the ability and intent to hold an investment until recovery. This guidance was effective for reporting periods beginning after June 15, 2004. In September 2004, the guidance contained within some of the paragraphs in EITF 03-1 was delayed by FSP EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," until new guidance is issued. As a result, the Company cannot determine what the ultimate effect will be on its financial statements.

Effective December 2004, the FASB issued SFAS 123 (revised 2004), Share Based Payment. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The effective date of adoption of SFAS 123 (revised 2004) by the Company was delayed by SEC Release 33-8568 to January 1, 2006 and is not likely to have a material impact on the Company's results of operations or financial condition since the Company previously adopted the fair value recognition provisions of SFAS 123.

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

7) The Company previously entered into reinsurance contracts with a reinsurer that is now in liquidation. On October 23, 2003, the Company was served with a Notice to Defend and a Complaint by the Insurance Commissioner of the Commonwealth of Pennsylvania, who is the liquidator of this reinsurer, alleging that approximately $3 million in reinsurance claims paid to the Company in 2000 and 2001 by the reinsurer are voidable preferences and are therefore subject to recovery by the liquidator. The claim was subsequently revised by the liquidator to approximately $2 million. The Company filed Preliminary Objections to Plaintiff's Complaint, denying that the payments are voidable preferences and asserting affirmative defenses. These Preliminary Objections were overruled on May 24, 2005 and the Company filed its Answer in the proceedings on June 15, 2005. No trial date has been set for this matter, but we intend to defend ourselves vigorously in connection with this lawsuit. The Company believes it has strong defenses against these claims; however, there can be no assurance as to the outcome of this litigation.

                                  NYMAGIC, INC.
                   Notes to Consolidated Financial Statements
                                    June 30, 2005 and 2004


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

8) The Company's investments are monitored by management and the Finance Committee of the Board of Directors. The Company entered into an investment management agreement with Mariner Partners, Inc. ("Mariner") effective October 1, 2002, which was amended and restated on December 6, 2002. Under the terms of the agreement, Mariner manages the Company's investment portfolio. Fees to be paid to Mariner are based on a percentage of the investment portfolio as follows: .20% of liquid assets, .30% of fixed maturity investments and 1.25% of limited partnership (hedge fund) investments. William J. Michaelcheck, a Director of the Company, is Chairman, Chief Executive Officer and majority shareholder of Mariner. George R. Trumbull, Chairman, Chief Executive Officer and a Director of the Company, A. George Kallop, Executive Vice President and Chief Operating Officer of the Company, and William D. Shaw, Jr., Vice Chairman and a Director of the Company, are also associated with Mariner. Investment fees incurred under the agreement with Mariner were $1,706,233 for the six months ended June 30, 2005 and $1,487,943 for the six months ended June 30, 2004. On April 1, 2005, the Company paid Mr. Shaw $83,000 in cash and granted him 4,500 shares of common stock with a value of $107,415 for his consulting contributions to the Company in 2004. Additionally on April 6, 2005, the Company and Mr. Shaw entered into a consulting agreement pursuant to which Mr. Shaw provides certain consulting services to the Company in consideration of $100,000 annually, plus a bonus to be awarded upon the recommendation of the Chief Executive Officer and at the sole discretion of the Human Resources Committee. During the six months ended June 30, 2004, Mr. Shaw received cash compensation of $83,000 for his contributions to the Company in 2003.

In 2003, the Company acquired an interest in substantially all of a limited partnership hedge fund, (Tiptree), that invests in collateralized debt obligations ("CDO") securities, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a Mariner affiliated company. In 2003 the Company made an investment of $11.0 million in Tiptree. An additional investment of $4.65 million was made in 2004. There have been no contributions made in 2005 to date; however, the Company is committed to providing an additional $19.4 million, or a total of $35 million, in capital to Tiptree. Under the provisions of the limited partnership agreement, the Mariner affiliated company is entitled to 50% of the net profit realized upon the sale of certain CDOs held by the Company. Investment expenses incurred under this agreement for the six months ended June 30, 2005 and June 30, 2004 amounted to $137,808 and $485,133, respectively. These amounts were based upon the fair value of those securities held and sold for the six months ended June 30, 2005 and 2004, respectively. The limited partnership agreement also provides for other fees payable to the manager based upon the operations of the hedge fund. There were no other fees incurred for the six months ended June 30, 2005 and 2004, respectively. The Company cannot withdraw funds from this limited partnership for a minimum period of three years from its initial investment in 2003 without the consent of the hedge fund manager.

        As of June 30, 2005 the Company held $8.1 million in limited partnership interests in hedge funds, which are directly managed by Mariner.






                                  NYMAGIC, INC.
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004

Investment income, net of investment fees, from each major category of investments is as follows:

                                               Six months ended     Three months ended
                                                   June 30,               June 30,
    ------------------------------------------------------------------------------------
                                                2005       2004      2005       2004
    ------------------------------------------------------------------------------------
                                                            (in millions)
    Fixed maturities, available for sale      $     3.2  $    2.1  $     1.8  $     1.1
    Fixed maturities, trading securities            4.1       6.2        3.6        4.5
    Short-term investments                          2.7       1.0         .8         .4
    Equity  in earnings (loss) of limited
    partnerships                                    5.5        .2        1.8      (2.4)
                                              ---------  --------  ---------  ---------
          Total investment income                  15.5       9.5        8.0        3.6
    Investment expenses                           (2.0)     (2.1)      (1.1)      (1.0)
    ------------------------------------------------------------------------------------
          Net investment income                    13.5       7.4        6.9        2.6
    ====================================================================================

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

Consolidated Investment Interests:
----------------------------------
Mariner Tiptree (CDO) Fund I, L.P. ("Tiptree").


        The Company's two insurance subsidiaries, New York Marine and Gotham, each maintains a rating of "A" (Excellent) from A.M. Best Company. This is the third highest of fifteen rating levels in A.M. Best's classification system. The Company's insureds rely on ratings issued by rating agencies. Any adverse change in the ratings assigned to New York Marine or Gotham may adversely impact their ability to write premiums.

        The Company specializes in underwriting ocean marine, inland marine/fire and other liability insurance through insurance pools managed by the Company's insurance underwriters and managers, MMO, PMMO and Midwest (collectively referred to as "MMO"). The original members of the pools were insurance companies that were not affiliated with the Company. Several years later, New York Marine and Gotham joined the pools. Over the years, New York Marine and Gotham steadily increased their participation in the pools, while the unaffiliated insurance companies reduced their participation or withdrew from the pools entirely. Since January 1, 1997, New York Marine and Gotham have been the only members of the pools, and therefore we now write 100% of all of the business produced by the pools.

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

        In 2003, the Company obtained an interest in substantially all of a limited partnership hedge fund, Mariner Tiptree (CDO) Fund I, L.P., which we refer to as Tiptree, that invests in Collateralized Debt Obligations (CDO) securities, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a Mariner affiliated company. CDOs and CRSs are purchased by various broker dealers. Such purchases are then repackaged and sold to investors within a relatively short time period, normally within a few months. Tiptree earns a fee for servicing these arrangements and provides a margin account as collateral to secure the credit risk of the purchases made by the dealers under these agreements. Tiptree has provided $3.5 million in cash as of June 30, 2005 to secure any purchases made by the dealers. Tiptree does not share in the gains or losses on investments held by the dealer. Management expects that only under a remote circumstance would the margin account be drawn by the dealer to secure losses. This investment is consolidated in the Company's financial statements.


Results of Operations

    Net income for the second quarter ended June 30, 2005 totaled $5.0 million, or $.56 per diluted share, compared with $858,000, or $.09 per diluted share, for the second quarter of 2004. The increase in net income for the second quarter of 2005 was attributable to increased investment income derived from limited partnership hedge funds and a lower combined ratio.

    Net income for the six months ended June 30, 2005, was $8.3 million, or $.93 per share on a diluted basis, compared with $3.6 million, or $.36 per diluted share, for the same period of 2004. The increase in earnings in 2005 was attributable to improved investment income and a lower combined ratio, offset in part by lower commission and other income attributable to an arbitration settlement in 2004 and higher interest expense arising from the Company's issuance of $100 million of 6.5% senior notes on March 11, 2004.

    Net realized investment losses after taxes were $124,000, or $.01 per diluted share, for the second quarter of 2005, as compared with net realized investment gains after taxes of $26,000, or $.00 per diluted share, for the same period of 2004. Net realized investment losses after taxes for the six months ended June 30, 2005 were $124,000, or $.01 per diluted share, compared with net realized investment losses of $1,000, or $.00 per diluted share, for the same period in 2004.

    Shareholders' equity decreased to $238.2 million as of June 30, 2005 compared to $258.1 million as of December 31, 2004. The decrease was primarily attributable to the repurchase on January 7, 2005 of 1,092,735 shares of common stock from certain of its shareholders for approximately $27.1 million.

    The Company's gross premiums written, net premiums written and net premiums earned increased by 20%, 10% and 25%, respectively, for the three months ended June 30, 2005, when compared to the same period of 2004. The Company's gross premiums written, net premiums written and net premiums earned increased by 25%, 15% and 33%, respectively, for the six months ended June 30, 2005, when compared to the same period of 2004.

                                   NYMAGIC Gross Premium Written
    ---------------------------------------------------------------------------------------------
                 By Segment     Six months ended June 30,       Three months ended June 30,
    ---------------------------------------------------------------------------------------------
                                2005         2004     Change     2005        2004      Change
    ---------------------------------------------------------------------------------------------
                                                  (dollars in thousands)
    Ocean marine              $   56,235  $    55,813      1%  $   27,870  $   28,828     (3%)
    Inland marine/fire            11,906        7,100     68%       6,552       3,871      69%
    Other liability               33,935       18,871     80%      18,734      11,154      68%
                                  ------       ------     ---      ------      ------      ---
         Subtotal                102,076       81,784     25%      53,156      43,853      21%
    Runoff lines (Aircraft)           95          255   (63%)           8         279    (97%)
    ---------------------------------------------------------------------------------------------
                      Total      102,171       82,039     25%      53,164      44,132      20%
    ---------------------------------------------------------------------------------------------
                                    NYMAGIC Net Premium Written
    ---------------------------------------------------------------------------------------------
                 By Segment         Six months ended June 30,    Three months ended June 30,
    ---------------------------------------------------------------------------------------------
                                    2005        2004   Change       2005         2004   Change
    ---------------------------------------------------------------------------------------------
                                                  (dollars in thousands)
    Ocean marine              $   44,498  $    45,795    (3%)  $   22,273  $   24,122     (8%)
    Inland marine/fire             3,855        2,302     67%       2,157       1,282      68%
    Other liability               25,211       15,831     59%      13,784       9,145      51%
                                  ------       ------     ---      ------       -----      ---
         Subtotal                 73,564       63,928     15%      38,214      34,549      11%
    Runoff lines (Aircraft)         (60)          (9)      NM       (107)          98       NM
    ---------------------------------------------------------------------------------------------
                      Total       73,504       63,919     15%      38,107      34,647      10%
    ---------------------------------------------------------------------------------------------
                                     NYMAGIC Net Premium Earned
    ---------------------------------------------------------------------------------------------
                 By Segment         Six months ended June 30,    Three months ended June 30,
    ---------------------------------------------------------------------------------------------
                                    2005        2004   Change       2005         2004   Change
    ---------------------------------------------------------------------------------------------
                                                  (dollars in thousands)
    Ocean marine              $   43,866  $    38,383     14%  $   22,050  $   20,519       7%
    Inland marine/fire             3,135        2,325     35%       1,674       1,185      41%
    Other liability               25,407       13,752     85%      13,203       7,745      70%
                                  ------       ------     ---      ------       -----      ---
         Subtotal                 72,408       54,460     33%      36,927      29,449      25%
    Runoff lines (Aircraft)         (59)         (41)      NM       (105)         115       NM
    ---------------------------------------------------------------------------------------------
                      Total       72,349       54,419     33%      36,822      29,564      25%
    =============================================================================================



    Premiums for each segment were as follows:

o Ocean marine gross premiums written and net premiums earned grew by 1%, and 14%, respectively, during the first six months of 2005 when compared to the same period of the prior year. Net premiums written decreased during the same period by 3%. Current year premiums primarily reflect an increase in marine liability and cargo production, offset by a decrease in volume in the hull class of business. Gross premiums in 2005 also reflect a flat to slight decline in premium rates across all classes of ocean marine premiums when compared to the same period in 2004. Net premiums written in 2005 reflect slightly higher ceded premiums written as a result of lower net retentions per loss and therefore, lower net premiums written. The Company decreased its net exposure to $3 million for any one risk or any one occurrence effective on policies incepting on or after January 1, 2005 compared with $4 million for any one risk or any one occurrence effective on policies incepting on or after January 1, 2004. Net premiums earned in 2005 reflect the volume increases achieved in the prior year.

        Ocean marine gross premiums written and net premiums written decreased by 3% and 8%, respectively, and net premiums earned increased by 7% during the second quarter of 2005 when compared to the same period of the prior year. The current quarter reflects a decrease in hull premium production as a result of not renewing certain unprofitable accounts, increased ceded premiums written due to decreases in net loss retention, and flat to declining rates on premium renewals. Net premiums earned in 2005 reflect the volume increases achieved in the prior year.


o Inland marine/fire gross premiums written, net premiums written and net premiums earned for the six months ended June 30, 2005 increased by 68%, 67% and 35%, respectively, when compared to the same period of 2004. Both gross and net writings in 2005 reflect growth in existing classes and new sources of production. The increase in premiums reflects additional production from policies covering inland marine, fire, and motor truck cargo and new production sources in the surety class. Gross premiums written in 2005 reflect mildly lower market rates when compared to 2004.

        Inland marine/fire gross premiums written, net premiums written and net premiums earned grew by 69%, 68% and 41%, respectively, during the second quarter of 2005 when compared to the same period of the prior year. The increases reflect additional production from policies covering inland marine/motor truck cargo and new production sources in the surety class. Increases in volume were also achieved in the fire class as a result of focusing on smaller assureds with fewer locations.

o Other liability gross premiums written, net premiums written and net premiums earned for the six months ended June 30, 2005 rose by 80%, 59% and 85%, respectively, when compared to the same period in 2004 mainly as a result of premium volume increases from existing classes (professional liability and contractors' liability) and partially from new classes (commercial automobile liability and excess workers compensation). Gross premiums written from the professional liability and non-marine other liability classes, including contractors' liability, grew from $6.1 million and $4.5 million, respectively, in 2004 to $15.6 million and $7.7 million, respectively, in 2005. Premium rates were level to down slightly during the first six months of 2005 when compared to the same period in 2004. Net premiums earned in 2005 reflect the volume increases achieved in the prior year.

        Other liability gross premiums written, net premiums written and net premiums earned grew by 68%, 51% and 70%, respectively, during the second quarter of 2005 when compared to the same period of the prior year. Contributing to gross premiums written were volume increases from existing classes and new classes of business. The growth in gross premiums written from existing classes of business were derived from the professional liability and non-marine liability classes, including contractors' liability, which rose from $4.1 million and $1.8 million, respectively, in the second quarter of 2004 to $7.5 million and $5.0 million, respectively, in the second quarter of 2005. Net premiums written increased in 2005 to a lesser extent than the increase in gross premiums written for the same period as a result of additional quota share and excess of loss reinsurance on the professional liability classes of business written. Net premiums earned in 2005 reflect the volume increases achieved in the prior year.



    Net losses and loss adjustment expenses incurred as a percentage of net premiums earned (the loss ratio) were 55.9% for the three months ended June 30, 2005 as compared to 58.9% for the same period of 2004. For the six months ended June 30, 2005, the loss ratio was 56.8% compared to 61.2% for the same period of the prior year. The lower loss ratios in 2005 are primarily the result of an improved ocean marine loss ratio due to lower severity losses occurring in the current accident year. Partially offsetting the overall lower loss ratio in the second quarter of 2005 was the inland marine/fire loss ratio, which reflected a higher rate of severity claims occurring in the current accident year. The loss ratios in 2005 in the other liability line were comparable to those recorded during the same period of 2004. Through the first six months of 2005 and 2004, the Company recorded favorable loss development of approximately $3.2 million and $.8 million, respectively, as a result of favorable reported loss trends primarily arising from the ocean marine line of business.

    Policy acquisition costs as a percentage of net premiums earned (the acquisition cost ratio) for the three months ended June 30, 2005 were 20.4% as compared with 20.0% for the same period of the prior year. The same ratio was 20.9% for the six months ended June 30, 2005 as compared with 21.2% for the same period in 2004. The increase in the second quarter of 2005 reflects a higher acquisition cost ratio from new sources of production, including professional liability and surety. The decrease in the acquisition cost ratio for the first six months in 2005 reflects a slightly lower ratio in the ocean marine line as a result of slightly lower brokerage expenses.

    General and administrative expenses as a percentage of net premiums earned for the three months ended June 30, 2005 were 18.0% as compared with 20.4% for the same period of 2004. General and administrative expenses as a percentage of net premiums earned for the six months ended June 30, 2005 were 19.2% as compared with 20.8% for the same period of the prior year. The decreases in 2005 reflect the lower rate of additional expenses incurred to service the growth in the Company's business operations.

    The Company's combined ratio (the loss ratio, the acquisition cost ratio and general and administrative expenses divided by premiums earned) was 94.3% for the three months ended June 30, 2005 as compared with 99.3% for the same period of 2004. The Company's combined ratio was 96.9% for the six months ended June 30, 2005 as compared with 103.2% for the same period of 2004.

    Interest expense for the three months ended June 30, 2005 was comparable to the same period of 2004. Interest expense increased to $3.3 million for the six months ended June 30, 2005 as compared to $2.0 million for the same period of 2004 principally as a result of 2005 reflecting six months of interest expense from the Company's issuance of $100 million of its 6.5% senior notes on March 11, 2004.

    Net investment income for the three months ended June 30, 2005 increased by 163% to $6.9 million from $2.6 million in the same period of 2004. Net investment income for the six months ended June 30, 2005 increased by 83% to $13.5 million from $7.4 million in the same period of the prior year. The increases in 2005 reflect a higher investment yield on the investment portfolio from both the limited partnership and short-term portfolios. In addition, a larger invested asset base derived from favorable cash flow over the past year and the proceeds received from our $100 million 6.5% senior notes issued on March 11, 2004 contributed to the overall increase. Partially offsetting the increase in net investment income was lower overall income derived from trading portfolio activities. The prior year amounts included $2.6 million in trading activities of US treasury securities as compared to $0 in 2005. However, trading portfolio income from Tiptree increased for the six months ended June 30, 2005 to $2.1 million from $0.1 million for the same period of 2004. The increase in Tiptree income was attributable to greater amounts of interest income and fees earned on increased CDO activities.

    Investment income, net of investment fees, from each major category of investments was as follows:

                                               Six months ended     Three months ended
                                                   June 30,               June 30,
    ------------------------------------------------------------------------------------
                                                2005       2004      2005       2004
    ------------------------------------------------------------------------------------
                                                            (in millions)
    Fixed maturities, available for sale      $     3.2  $    2.1  $     1.8  $     1.1
    Fixed maturities, trading securities            4.1       6.2        3.6        4.5
    Short-term investments                          2.7       1.0        0.8        0.4
    Equity in earnings (loss) of limited
    partnerships                                    5.5       0.2        1.8      (2.4)
                                                    ---       ---        ---      -----
          Total investment income                  15.5       9.5        8.0        3.6
    Investment expenses                           (2.0)     (2.1)      (1.1)      (1.0)
                                                  -----     -----      -----      -----
          Net investment income               $    13.5       7.4        6.9        2.6
    ====================================================================================

    As of June 30, 2005 and 2004 investments in limited partnerships amounted to approximately $177.8 million and $207.2 million, respectively. The equity method of accounting is used to account for the Company's limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership hedge fund to results of operations.

    As of June 30, 2005 and 2004 investments in the trading portfolio amounted to approximately $56.1 million and $153.2 million, respectively. Net investment income for the six months ended June 30, 2005 and 2004 reflects approximately $4.1 million and $6.2 million, respectively, derived from trading portfolio activities before investment expenses. These activities primarily include the trading of CDOs. The Company's trading portfolio is marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of trading securities are also recognized in net investment income.

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

    Commission and other income increased to $444,000 for the three months ended June 30, 2005 from $70,000 for the same period in the prior year. Commission and other income decreased to $455,000 for the six months ended June 30, 2005 from $1.9 million for the same period in the prior year. The increase in the second quarter of 2005 reflects greater profit commissions earned on ceded reinsurance in the ocean marine class of business. The decrease in the first six months of 2005 is primarily the result of significant other income received from litigation and arbitration settlements in 2004.

    Net realized investment losses were $191,000 for the six months ended June 30, 2005 as compared to net realized investment gains of $39,000 for the same period in the prior year. Write-downs from other-than-temporary declines in the fair value of securities amounted to $99,000 and $104,000 for the six months ended June 30, 2005 and 2004, respectively.

    Total income taxes as a percentage of income before taxes were 35.0% for the six months ended June 30, 2005 as compared to 34.9% for the same period of 2004.

Liquidity and Capital Resources

        Cash and total investments (including receivable for securities sold) increased from $635.9 million at December 31, 2004 to $638.0 million at June 30, 2005, principally as a result of net inflows of cash offset by a repurchase of common stock.

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

        Cash flows used in operating activities were $11.4 million for the six months ended June 30, 2005 as compared to $86.0 million for the same period of 2004. Trading portfolio activities of $38.4 million and $91.4 million adversely affected cash flows for the six months ended June 30, 2005 and 2004, respectively. As the Company's trading portfolio balance may fluctuate significantly from period to period, cash flows from operating activities may also be significantly impacted by such trading activities.

        Cash flows provided by investing activities were $32.0 million for the six months ended June 30, 2005 and resulted primarily from the sale of short-term investments and limited partnerships, as well as the use of $43.5 million in cash flows relating to securities sold but not yet settled. Cash flows used in investing activities were $2.3 million for the six months ended June 30, 2004 and reflected additional net purchases of limited partnerships and fixed maturities available for sale offset by the sale of short-term investments.

    On February 17, 2005, the Company declared a dividend of six (6) cents per share to shareholders of record on March 31, 2005, payable on April 6, 2005. On May 25, 2005, the Company declared a dividend of six (6) cents per share to shareholders of record on June 30, 2005, payable on July 7, 2005. On February 26, 2004, the Company declared a dividend of six (6) cents per share to shareholders of record on March 31, 2004, payable on April 6, 2004. On May 26, 2004, the Company declared a dividend of six (6) cents per share to shareholders of record on June 30, 2004, payable on July 6, 2004.

    During the first six months of 2004, the Company's insurance subsidiary, New York Marine requested and received approval from the State of New York Insurance Department to pay an extraordinary dividend of $15,000,000 to the Company, which amount was also paid to the Company in the first quarter of 2004. New York Marine paid ordinary dividends of $6,000,000 to the Company during the first six months of 2005.

    During the first quarter of 2004, the Company granted options to a new director to purchase 10,000 shares of the Company's common stock. The exercise price of the stock option was equal to the closing price of the Company's stock on the New York Stock Exchange on the date of the underlying stock grant. There were no stock option grants made during the first six months of 2005.

    Under the Amended and Restated 2004 Long-Term Incentive Plan, the Company granted a total of 21,000 shares of common stock as unrestricted share awards to certain officers and directors of the Company in April 2005 for a total compensation expense of $496,584. The Company also granted 8,679 deferred share units to certain directors in 2005 for a total expense of approximately $184,000. The Company granted 14,100 shares of common stock to certain officers and directors of the Company in the second quarter of 2004 for a total compensation expense of approximately $369,000.

        In the second quarter of 2005, the Company signed a sublease, for approximately 10,000 square feet of additional space for its principal offices in New York. The sublease commenced on April 15, 2005 and expires on July 30, 2016. The minimum monthly rental payments of $141,276 are inclusive of the rent paid by the Company for its preexisting lease for office space. Such payments commence in 2005 and end in 2016 and will amount to $20.8 million of total rental payments, collectively, over the term of the sublease.

    Premiums and other receivables, net decreased to $38.6 million as of June 30, 2005 from $42.6 million as of December 31, 2004 and reinsurance receivables on paid losses, net decreased to $10.3 million as of June 30, 2005 from $14.5 million as of December 31, 2004 primarily due to favorable cash collections.

    Unpaid losses and loss adjustment expenses increased to $524.4 million at June 30, 2005 from $503.3 million at December 31, 2004 mainly as a result of a few severe losses occurring in the inland marine/fire line of business that were substantially reinsured and increases in reserves in the professional liability class as a result of the growth in premiums earned.



Investments

The following table summarizes our investments at June 30, 2005 and December 31, 2004:

                                                        June 30, 2005     December 31, 2004
                                                      ---------------------------------------
                                                         Amount   Percent    Amount   Percent
                                                      ---------------------------------------
                                                      ( in thousands, except percentages)


Fixed maturities available for sale at fair value:
----------------------------------------------------------------------------------------------
     U.S. treasury securities                         $    10,019     1.7%    10,018     1.6%
     Municipalities                                         7,657     1.3%     7,653     1.2%
     Corporate bonds                                      101,305    17.2%    95,062    15.1%
----------------------------------------------------------------------------------------------
          Subtotal                                    $   118,981    20.2%   112,733    17.9%

Trading securities (fair value):
     Collateralized debt obligations                       56,122     9.5%    17,768     2.8%
----------------------------------------------------------------------------------------------
Total fixed maturities and trading portfolio          $   175,103    29.7%   130,501    20.7%

Cash & short-term investments (at cost)                   236,461    40.1%   309,894    49.1%
----------------------------------------------------------------------------------------------
Total fixed maturities, cash & short-term             $   411,564    69.8%   440,395    69.8%
investments

Limited partnership hedge funds (at equity)               177,849    30.2%   190,477    30.2%
----------------------------------------------------------------------------------------------
Total cash and investment portfolio                   $   589,413   100.0%   630,872   100.0%
==============================================================================================


As of June 30, 2005, 90% of the fair value of our fixed maturities and short-term investment portfolio was in obligations rated "Baa3" or better by Moody's or its equivalent Standard & Poor's rating.

Unpaid losses and loss adjustment expenses

    Unpaid losses and loss adjustment expenses for each segment were as follows:

                                             June 30, 2005          December 31, 2004
-----------------------------------------------------------------------------------------
                                            Gross         Net        Gross         Net
-----------------------------------------------------------------------------------------
                                            (in thousands)           (in thousands)
Ocean marine                            $  196,582  $   125,012  $  198,655  $   123,346
Inland marine/fire                          29,567        7,613      21,801        7,216
Other liability                            144,258       93,605     126,023       79,278
Runoff lines (Aircraft)                    153,945       43,591     156,782       45,639
-----------------------------------------------------------------------------------------

Total                                   $  524,352  $   269,821  $  503,261  $   255,479
=========================================================================================


    During 2001, the Company recorded losses in its aircraft line of business as a result of the terrorist attacks of September 11, 2001 on the World Trade Center, the Pentagon and the hijacked airliner that crashed in Pennsylvania (collectively the "WTC attack"). The ultimate gross and net liability for unpaid losses resulting from the WTC attack represent the estimated ultimate costs of all incurred claims and claim adjustment expenses. Since the gross liability and related reinsurance recoverables are based on estimates, the ultimate liability may change from the amount provided currently depending upon revisions in gross loss estimates and the interpretation as to the number of occurrences involved in the WTC attack as defined in the aircraft ceded reinsurance treaties. In September 2004, the Company became aware of additional information that allowed a reduction in loss reserves relating to the terrorist attacks of September 11, 2001 on the Pentagon and the hijacked airliner that crashed in Pennsylvania. This amounted to a reduction of $16.3 million and $8.3 million in gross and net loss reserves, respectively, to the Company. Since December 31, 2004, there have been no significant changes in the gross or net incurred loss relating to the WTC attack.

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

Off-Balance Sheet Arrangements

    None


Contractual Obligations

    The Company has increased its commitment to provide capital to Tiptree to $35 million at June 30, 2005 from $20 million at December 31, 2004. The commitment to provide additional capital of $4.4 million at December 31, 2004 has not yet been funded as of June 30, 2005.

    In the second quarter of 2005, the Company signed a sublease, for approximately 10,000 square feet of additional space for its principal offices in New York. The sublease commenced on April 15, 2005 and expires on July 30, 2016. The minimum monthly rental payments of $141,276 are inclusive of the rent paid by the Company for its preexisting lease for office space. Such payments commence in 2005 and end in 2016 and will amount to $20.8 million of total rental payments, collectively, over the term of the sublease.


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

    Unpaid losses and loss adjustment expenses are based on individual case estimates for losses reported. A provision is also included, based on actuarial estimates utilizing historical trends in the frequency and severity of paid and reported claims, for losses incurred but not reported, salvage and subrogation recoveries and for loss adjustment expenses. Unpaid losses with respect to asbestos/environmental risks are difficult for management to estimate and require considerable judgment due to the uncertainty regarding the significant issues surrounding such claims. Unpaid losses and loss adjustment expenses amounted to $524.4 million and $503.3 million at June 30, 2005 and December 31, 2004, respectively. Unpaid losses and loss adjustment expenses, net of reinsurance amounted to $269.8 million and $255.5 million at June 30, 2005 and December 31, 2004, respectively. Management continually reviews and updates the estimates for unpaid losses, and any changes resulting therefrom are reflected in operating results currently. The potential for future adverse or favorable loss development is highly uncertain and subject to a variety of factors including, but not limited to, court decisions, legislative actions and inflation.

    The allowance for doubtful accounts is based on management's review of amounts due from insolvent or financially impaired companies. Allowances are estimated for both premium receivables and reinsurance receivables. Management continually reviews and updates such estimates for any changes in the financial status of companies. The allowance for doubtful accounts on both premiums and reinsurance receivables amounted to $13.4 million and $12.8 million at June 30, 2005 and December 31, 2004, respectively.

    Impairment of investments, included in realized investment gains or losses, results from declines in the fair value of investments which are considered by management to be other-than-temporary. Management reviews investments for impairment based upon specific criteria that include the duration and extent of declines in fair value of the security below its cost or amortized cost. The Company performs a qualitative and quantitative review of all securities in a loss position in order to determine if any impairment is considered to be other-than-temporary. With respect to fixed income investments, declines in fair value of less than 10% are normally considered to be temporary, unless the fixed income security has been downgraded at least two levels by a major rating agency. Additionally, the Company reviews those securities held for six months or more, with fair value declines of greater than 10% at the end of each reporting period. The Company also reviews all securities with any rating agency declines during the reporting period. As a result of this review, the Company will record an impairment charge to earnings if the fair value decline is greater than 20%, if the fixed income security has been downgraded at least two levels by a major rating agency, or if the fair value decline is greater than 10% and the security has been downgraded one level by a major rating agency. This review includes considering the effect of rising interest rates and the Company's intent and ability to hold impaired securities in the foreseeable future to recoup any losses. In addition to subjecting its securities to the objective tests of percent declines in fair value and downgrades by major rating agencies, when it determines whether declines in the fair value of its securities are other than temporary, the Company also considers the facts and circumstances that may have caused the declines in the value of such securities. As to any specific security, it may consider general market conditions, changes in interest rates, adverse changes in the regulatory environment of the issuer, the duration for which the Company expects to hold the security and the length of any forecasted recovery. Approximately $99,000 and $104,000 were charged to results from operations for the six months ended June 30, 2005 and 2004, respectively, resulting from fair value declines considered to be other-than-temporary. Gross unrealized gains and losses on fixed maturity investments available for sale amounted to approximately $0.8 million and $0.9 million, respectively, at June 30, 2005.

    The Company utilizes the equity method of accounting to account for its limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership to net investment income in results of operations. Net investment income derived from investments in limited partnerships amounted to $5.5 million and $0.2 million for the six months ended June 30, 2005 and 2004, respectively. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk" with respect to market risks associated with investments in limited partnership hedge funds.

    The Company maintained a trading portfolio at June 30, 2005 consisting of CDOs. These investments are marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of such securities are also recognized in net investment income. The Company recorded $4.1 million and $6.2 million in net trading portfolio income before expenses for the six months ended June 30, 2005 and 2004, respectively. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk" with respect to market risks associated with investments in CDOs.

    Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, ("SFAS 123"), prospectively to all stock-based awards granted, modified, or settled after January 1, 2003. Stock option expense amounted to $20,363 and $23,306 for the six months ended June 30, 2005 and 2004, respectively.


Item 3.        Quantitative and Qualitative Disclosures About Market Risk

    The investment portfolio has exposure to market risks, which include the effect on the portfolio of adverse changes in interest rates, credit quality, hedge fund values, and CDO values. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Hedge fund risk includes the potential loss from the diminution in the value of the underlying investment of the hedge fund. CDO risk includes exposure to the private placement market including its lack of liquidity and volatility in changes in market prices. The only significant change to the Company's exposure to market risks during the six months ended June 30, 2005 as compared to those disclosed in the Company's financial statements for the year ended December 31, 2004 related to the level of investments in CDO securities. The investment in

CDO securities amounted to $56.1 million and $17.8 million as of June 30, 2005 and December 31, 2004, respectively.

    The Company invests in CDOs, which are private placements. The fair value of each security is provided by securities dealers. The markets for these types of securities can be illiquid and, therefore, the price obtained from dealers on these securities is subject to change, depending upon the underlying market conditions of these securities, including the potential for downgrades or defaults on the underlying collateral of the security. The Company seeks to mitigate market risk associated with such investments by maintaining a diversified portfolio of such securities that limits the concentration of investment in any one issuer. The largest single investment made by the Company in such securities amounted to $8.0 million at June 30, 2005.

    The Company maintains an investment in a limited partnership hedge fund, (Tiptree), that invests in CDOs, CRS securities and other structured product securities that are structured, managed or advised by a Mariner affiliated company. This investment is consolidated in the Company's financial statements. CDOs and CRSs are purchased by various broker dealers. Such purchases are then repackaged and sold to investors within a relatively short time period, normally within a few months. Tiptree earns a fee for servicing these arrangements and provides a margin account as collateral to secure the credit risk of the purchases made by the dealers under these agreements until the arrangement is completed. Tiptree has provided $3.5 million in cash as of June 30, 2005 to secure purchases made by the dealers. Tiptree does not share in the gains or losses on investments held by the dealer. Management expects that only under remote circumstances would the margin account be drawn by the dealer to secure losses. Many of the securities purchased are investment grade floating rate securities and large unrealized losses are not normally expected to occur. The Company seeks to mitigate market risk associated with such investments by concentrating on investment grade, floating rate securities with the risk of loss being limited to the cash held in the margin accounts.



Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        An evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-14(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.


Changes in Internal Controls

        There have been no significant changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) under the Securities Exchange
Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION


Item 1. - Legal Proceedings


        The Company previously entered into reinsurance contracts with a reinsurer that is now in liquidation. On October 23, 2003, the Company was served with a Notice to Defend and a Complaint by the Insurance Commissioner of the Commonwealth of Pennsylvania, who is the liquidator of this reinsurer, alleging that approximately $3 million in reinsurance claims paid to the Company in 2000 and 2001 by the reinsurer are voidable preferences and are therefore subject to recovery by the liquidator. The claim was subsequently revised by the liquidator to approximately $2 million. The Company filed Preliminary Objections to Plaintiff's Complaint, denying that the payments are voidable preferences and asserting affirmative defenses. These Preliminary Objections were overruled on May 24, 2005 and the Company filed its Answer in the proceedings on June 15, 2005. No trial date has been set for this matter, but we intend to defend ourselves vigorously in connection with this lawsuit. The Company believes it has strong defenses against these claims; however, there can be no assurance as to the outcome of this litigation.

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


Item 2. -  Unregistered Sales of Equity Securities and Use of Proceeds


                               Issuer Purchases of Equity Securities

                        (a)            (b)               (c)                    (d)
       Period     Total number of   Average        Total number of        Maximum number (or
                  shares            price paid     shares purchased as    approximate dollar
                  purchased         per share      part of publicly       value) of shares
                                                   announced plans or     that may yet be
                                                   programs               purchased under the
                                                                          plans or programs

     January 7,    1,092,735 (1)    $24.80 (1)     0 (1) (2)              $12,757,956 (1) (2)
     2005 (1)

(1) As previously disclosed in the Company's Current Report on Form 8-K filed with the SEC on January 10, 2005, as amended in the Company's Current Report on Form 8-K/A filed with the SEC on January 12, 2005, in a transaction separate from its common stock repurchase plan, on January 7, 2005 the Company purchased from certain of its shareholders a total of 1,092,735 shares of common stock at $24.80 per share, or approximately $27.1 million. The selling shareholders were Mark W. Blackman, a son of the Company's founder who served on our board of directors from 1979 until May 2004 and who is currently the Company's Chief Underwriting Officer (54,530 shares), his wife (50,000 shares), and two trusts for the benefit of their children (110,000 shares); Lionshead Investments, LLC, a company controlled by John N. Blackman,

        Jr., also a son of the Company's founder who served on our board of directors from 1975 until May 2004 (495,030 shares), two of his children (67,664 shares), a trust for the benefit of a third child (25,158 shares), and a family trust (25,000 shares); and, two trusts and a foundation established by Louise B. Tollefson, the former wife of the Company's founder (265,353 shares). Robert G. Simses, a director of the Company, is a trustee of the last mentioned entities. As a result of the share purchase, the Company's outstanding shares were reduced from 9,781,098 shares to 8,688,363 shares on January 7, 2005.

(2) The Company's common stock repurchase plan was approved on June 4, 1997. The amount approved by the Company for purchase under the plan was $55,000,000. The plan does not have an expiration date and has not been terminated.


Item 3. - Defaults Upon Senior Securities

        None

Item 4. - Submission of Matters to a Vote of Security Holders



The Company held its 2005 annual meeting of shareholders on May 25, 2005. The following matters were voted upon by the Company's shareholders:

1) Directors. The following persons were elected as Directors of the Board of Directors, each to hold office until the next annual meeting of shareholders to be held in 2006.





                        Total votes for  Total votes withheld
                         each director    for each director
                            ---------        ------
John R. Anderson            7,285,859        21,388
Glenn  Angiolillo           7,285,859        21,388
John T. Baily               7,285,859        21,388
David E. Hoffman            7,285,859        21,338
William J. Michaelcheck     7,198,037       109,210
William D. Shaw Jr.         7,150,919       156,328
Robert G. Simses            7,275,247        32,000
George R. Trumbull, III     7,269,647        37,600
David W. Young              7,285,859        21,388


2) Ratification of Independent Public Accountants. KPMG LLP were ratified as the Company's independent public accountants for the Company's fiscal year ending December 31, 2005.

                FOR              AGAINST             ABSTAIN
                ---              -------             -------

             7,285,515            21,332               400

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

        10.1 Consulting Agreement, dated as of April 6, 2005, by and between the Company and William D. Shaw, Jr. (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 6, 2005 (File No. 1-11238) and incorporated herein by reference).

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


* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NYMAGIC, INC.
                                       (Registrant)


Date:        August 9, 2005             /s/ George R. Trumbull, III
         ---------------------          ----------------------------
                                            George R. Trumbull, III
                                            Chairman and Chief Executive Officer

Date:        August 9, 2005             /s/ Thomas J. Iacopelli
         ---------------------          -----------------------
                                            Thomas J. Iacopelli
                                            Chief Financial Officer