Form 10-Q
period 2005-09-30
NYMAGIC INC
filed 2005-11-08
CIK 847431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                      to
Commission file number 1-11238
NYMAGIC, INC.

(Exact name of registrant as specified in its charter)

New York	13-3534162

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
919 Third Avenue, New York, New York 10022

(Address of principal executive offices, including zip code)
(212) 551-0600

(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     On November 1, 2005 there were 8,736,963 shares of the registrant’s common stock, $1.00 par value, outstanding.

FORWARD–LOOKING STATEMENTS
     This report contains certain forward-looking statements concerning the Company’s operations, economic performance and financial condition, including, in particular, the likelihood of the Company’s success in developing and expanding its business. Any forward-looking statements concerning the Company’s operations, economic performance and financial condition contained herein, including statements related to the outlook for the Company’s performance in 2005 and beyond, are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based upon a number of assumptions and estimates which inherently are subject to uncertainties and contingencies, many of which are beyond the control of the Company. Some of these assumptions may not materialize and unanticipated events may occur which could cause actual results to differ materially from such statements. These include, but are not limited to, the cyclical nature of the insurance and reinsurance industry, premium rates, investment results, hedge fund results, the estimation of loss reserves and loss reserve development, uncertainties associated with asbestos and environmental claims, including difficulties with assessing latent injuries and the impact of litigation settlements, bankruptcies and potential legislation, the uncertainty surrounding the loss amounts related to the attacks of September 11, 2001, and hurricanes Katrina and Rita, the occurrence and effects of wars and acts of terrorism, net loss retention, the effect of competition, the ability to collect reinsurance receivables and the timing of such collections, the availability and cost of reinsurance, the possibility that the outcome of any litigation or arbitration proceeding is unfavorable, the ability to pay dividends, regulatory changes, changes in the ratings assigned to the Company by rating agencies, failure to retain key personnel, the possibility that our relationship with Mariner Partners, Inc. could terminate or change, and the fact that ownership of our common stock is concentrated among a few major stockholders and is subject to the voting agreement, as well as assumptions underlying any of the foregoing and are generally expressed with words such as “intends,” “intend,” “intended,” “believes,” “estimates,” “expects,” “anticipates,” “plans,” “projects,” “forecasts,” “goals,” “could have,” “may have” and similar expressions. These risks could cause actual results for the 2005 year and beyond to differ materially from those expressed in any forward-looking statements made. The Company undertakes no obligation to update publicly or revise any forward-looking statements made.

NYMAGIC, INC.
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NYMAGIC, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Investments:
Fixed maturities:
Available for sale at fair value (amortized cost $206,122,948 and $111,590,805)	$205,235,680	$112,732,900
Trading at fair value (cost $57,355,576 and $17,310,386)	57,031,608	17,767,675
Limited partnerships at equity (cost $154,781,635 and $171,439,098)	186,775,646	190,477,346
Short-term investments	194,608,595	298,039,167
Cash	7,439,751	11,855,146

Total cash and investments	651,091,280	630,872,234

Accrued investment income	2,622,748	2,659,731
Receivable for securities sold	3,782,556	5,067,411
Premiums and other receivables, net	27,787,647	42,598,519
Reinsurance receivables on unpaid losses, net	318,685,755	247,782,012
Reinsurance receivables on paid losses, net	11,978,909	14,512,616
Deferred policy acquisition costs	12,808,738	13,055,297
Prepaid reinsurance premiums	23,154,538	21,378,157
Deferred income taxes	7,541,024	7,528,757
Property, improvements and equipment, net	7,099,908	5,117,609
Other assets	13,254,090	6,521,354

Total assets	$1,079,807,193	$997,093,697

LIABILITIES
Unpaid losses and loss adjustment expenses	$600,757,758	$503,261,138
Reserve for unearned premiums	86,237,687	83,088,394
Ceded reinsurance payable	37,512,070	25,462,841
Notes payable	100,000,000	100,000,000
Dividends payable	526,278	586,866
Other liabilities	22,365,034	26,576,866

Total liabilities	847,398,827	738,976,105

SHAREHOLDERS’ EQUITY
Common stock	15,384,340	15,335,740
Paid-in capital	37,967,736	36,781,911
Accumulated other comprehensive income (loss)	(576,725)	742,364
Retained earnings	252,894,016	251,418,750

	305,669,367	304,278,765
Treasury stock, at cost, 6,647,377 and 5,554,642 shares	(73,261,001)	(46,161,173)

Total shareholders’ equity	232,408,366	258,117,592

Total liabilities and shareholders’ equity	$1,079,807,193	$997,093,697

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Nine months ended September 30,
	2005	2004
Revenues:

Net premiums earned	$95,486,732	$83,586,985
Net investment income	25,301,278	12,827,337
Net realized investment gains (losses)	(257,174)	619,517
Commission and other income	1,408,703	2,078,310

Total revenues	121,939,539	99,112,149

Expenses:

Net losses and loss adjustment expenses incurred	69,987,613	47,801,453
Policy acquisition expenses	22,222,611	17,385,504
General and administrative expenses	20,025,934	16,945,980
Interest expense	5,009,582	3,684,073

Total expenses	117,245,740	85,817,010

Income before income taxes	4,693,799	13,295,139

Income taxes:
Current	950,381	4,495,672
Deferred	698,011	192,001

Total income tax expense	1,648,392	4,687,673

Net income	$3,045,407	$8,607,466

Weighted average shares of common stock outstanding-basic	8,728,351	9,731,336

Basic earnings per share	$.35	$.88

Weighted average shares of common stock outstanding-diluted	8,878,511	9,924,901

Diluted earnings per share	$.34	$.87

Dividends declared per share	$.18	$.18

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(unaudited)

	Three months ended September 30,
	2005	2004
Revenues:
Net premiums earned	$23,137,965	$29,168,343
Net investment income	11,754,740	5,429,304
Net realized investment gains (losses)	(66,176)	620,883
Commission and other income	953,287	131,113

Total revenues	35,779,816	35,349,643

Expenses:

Net losses and loss adjustment expenses incurred	28,896,211	14,475,153
Policy acquisition expenses	7,107,150	5,840,288
General and administrative expenses	6,147,480	5,638,581
Interest expense	1,669,825	1,671,459

Total expenses	43,820,666	27,625,481

Income (loss) before income taxes	(8,040,850)	7,724,162

Income taxes:
Current	(3,518,415)	3,449,963
Deferred	707,729	(706,641)

Total income tax expense (benefit)	(2,810,686)	2,743,322

Net income (loss)	$(5,230,164)	$4,980,840

Weighted average shares of common stock outstanding-basic	8,715,525	9,738,851

Basic earnings (loss) per share	$(.60)	$.51

Weighted average shares of common stock outstanding-diluted	8,715,525	9,885,043

Diluted earnings (loss) per share	$(.60)	$.50

Dividends declared per share	$.06	$.06

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$3,045,407	$8,607,466

Adjustments to reconcile net income to net cash (used in) operating activities:
Provision for deferred taxes	698,011	192,001
Net realized investment (gains) losses	257,174	(619,517)
Equity in earnings of limited partnerships	(13,507,425)	(701,471)
Net bond amortization	(215,066)	894,291
Depreciation and other, net	498,591	478,808
Changes in:
Premiums and other receivables	14,810,872	(7,120,697)
Reinsurance receivables, paid and unpaid, net	(68,370,036)	8,376,510
Ceded reinsurance payable	12,049,229	(4,802,252)
Accrued investment income	36,983	(926,507)
Deferred policy acquisition costs	246,559	(3,996,764)
Prepaid reinsurance premiums	(1,776,381)	3,612,203
Other assets, net	(6,732,736)	(67,348)
Unpaid losses and loss adjustment expenses	97,496,620	(5,067,501)
Reserve for unearned premiums	3,149,293	12,076,967
Other liabilities	(4,211,832)	8,105,222
Trading portfolio activities	(39,263,934)	(37,471,592)

Total adjustments	(4,834,078)	(27,037,647)

Net cash (used in) operating activities	(1,788,671)	(18,430,181)

Cash flows from investing activities:
Fixed maturities, available for sale, acquired	(171,582,193)	(65,990,340)
Limited partnerships acquired	(4,900,000)	(137,700,000)
Fixed maturities, available for sale, sold	76,253,624	55,589,191
Limited partnerships sold	22,109,125	73,208,197
Net sale of short-term investments	104,184,887	68,667,366
Receivable for securities not yet settled	1,284,855	(52,826,394)
Payable for securities not yet settled	—	(8,321,250)
Acquisition of property, improvements and equipment, net	(2,480,890)	(906,740)

Net cash provided by (used in) investing activities	24,869,408	(68,279,970)

Cash flows from financing activities:
Proceeds from stock issuance and other	1,234,425	399,066
Cash dividends paid to shareholders	(1,630,729)	(1,751,120)
Net purchase of treasury stock	(27,099,828)	—
Proceeds from borrowings	—	97,705,428

Net cash (used in) provided by financing activities	(27,496,132)	96,353,374

Net increase (decrease) in cash	(4,415,395)	9,643,223
Cash at beginning of period	11,855,146	1,940,541

Cash at end of period	$7,439,751	$11,583,764

Supplemental disclosures:
Interest paid	$6,500,000	$3,322,222
Federal income tax paid	$6,067,038	$4,161,220
The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
Notes to Consolidated Financial Statements
September 30, 2005 and 2004
1)	The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary for a fair presentation of results for such periods. Adjustments to financial statements consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

2)	The Company’s subsidiaries include two insurance companies and three insurance agencies. These subsidiaries underwrite commercial insurance in three major lines of business. The Company considers ocean marine, inland marine/fire and other liability as appropriate segments for purposes of evaluating the Company’s overall performance. A final segment includes the runoff operations in the aircraft business and MMO London. The Company ceased writing any new policies covering aircraft risks subsequent to March 31, 2002. MMO London includes the operations of MMO EU, Ltd. and MMO UK, Ltd., its limited liability corporate capital vehicle. Since January 1, 2002, MMO UK, Ltd. has not provided capacity to any Lloyd’s syndicate.

On August 31, 2005, the Company and MMO EU, Ltd. entered into a Sale and Purchase Agreement with The Robertson Group Limited and The Edinburgh Woollen Mill (Group) Limited (the “Purchasers”) for the disposition of all of the outstanding stock of MMO UK Ltd. (the “Agreement”). The transaction closed concurrently with the execution of the Agreement.

The consideration for the sale included approximately $440,000, subject to possible upward adjustment, for the use of MMO UK, Ltd.’s tax losses to the Purchasers. The Company incurred approximately $200,000 in expenses in connection with the sale of MMO UK.

The Company evaluates revenues and income or loss by the aforementioned segments. Revenues include premiums earned and commission income. Income or loss includes premiums earned and commission income less the sum of losses incurred and policy acquisition costs.

NYMAGIC, INC.
Notes to Consolidated Financial Statements
September 30, 2005 and 2004
The financial information by segment is as follows:

	Nine months ended September 30,
	2005		2004
	(in thousands)
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)

Ocean marine	$50,443	$1,118	$56,779	$7,029
Inland marine/fire	4,912	455	3,680	1,539
Other liability	40,400	1,823	23,377	261
Runoff lines (Aircraft)	817	965	69	9,889

Subtotal	96,572	4,361	83,905	18,718

Net investment income	25,301	25,301	12,827	12,827
Net realized investment gains (losses)	(257)	(257)	620	620
Other income	324	324	1,760	1,760
General and administrative expenses	—	(20,026)	—	(16,946)
Interest expense	—	(5,010)	—	(3,684)
Income tax expense	—	(1,648)	—	(4,688)

Total	$121,940	$3,045	$99,112	$8,607

	Three months ended September 30,
	2005		2004
	(in thousands)
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)

Ocean marine	$6,154	$(13,999)	$18,266	$(1,682)
Inland marine/fire	1,776	(258)	1,355	1,018
Other liability	14,993	1,093	9,625	518
Runoff lines (Aircraft)	878	962	37	9,114

Subtotal	23,801	(12,202)	29,283	8,968

Net investment income	11,755	11,755	5,429	5,429
Net realized investment gains (losses)	(66)	(66)	621	621
Other income	290	290	16	16
General and administrative expenses	—	(6,148)	—	(5,639)
Interest expense	—	(1,670)	—	(1,671)
Income tax benefit (expense)	—	2,811	—	(2,743)

Total	$35,780	$(5,230)	$35,349	$4,981

NYMAGIC, INC.
Notes to Consolidated Financial Statements
September 30, 2005 and 2004
3) The Company’s comparative comprehensive income (loss) is as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Net income (loss)	$3,045	$8,607	$(5,230)	$4,981
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities, net of deferred tax benefit (expense) of $800, $(383), $313 and $(582)	(1,486)	712	(581)	1,082
Less: reclassification adjustment for gains (losses) realized in net income, net of deferred tax benefit (expense) of $90, $(217), $23 and $(217)	(167)	403	(43)	404

Other comprehensive income (loss)	(1,319)	309	(538)	678

Total comprehensive income (loss)	$1,726	$8,916	$(5,768)	$5,659

4) The Company maintains stock-based compensation plans for employees, directors and consultants. With the exception of unrestricted stock which immediately vests, awards under the Company’s plans vest over periods ranging from one to five years. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), prospectively to all awards granted, modified or settled after January 1, 2003. Therefore, the cost related to stock-based compensation included in the determination of net income (loss) for 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123, which includes awards issued after December 15, 1994.
     The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period. The table includes only the effect of stock options on net income and earnings per share as all other stock compensation awards have been accounted for under SFAS 123. The amounts for all other awards issued were $780,402 and $353,979 for the nine months ended September 30, 2005 and 2004, respectively.

NYMAGIC, INC.
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Net income (loss), as reported	$3,045	$8,607	$(5,230)	$4,981
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	20	23	6	8
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(252)	(259)	(84)	(86)

Pro forma net income (loss)	$2,813	$8,371	$(5,308)	$4,903

Earnings (loss) per share:

Basic EPS – as reported	$.35	$.88	$(.60)	$.51
Basic EPS – pro forma	$.32	$.86	$(.61)	$.50

Diluted EPS – as reported	$.34	$.87	$(.60)	$.50
Diluted EPS – pro forma	$.32	$.84	$(.61)	$.50
5) In March 2004, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This consensus provided recognition and measurement guidance for determining when an investment is other-than-temporarily impaired, specifically, when the investor has the ability and intent to hold an investment until recovery. This guidance was effective for reporting periods beginning after June 15, 2004. In September 2004, the guidance contained within some of the paragraphs in EITF 03-1 was delayed by FSP EITF Issue 03-1-1, “Effective Date of Paragraphs 10–20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” until new guidance is issued. As a result, the Company cannot determine what the ultimate effect will be on its financial statements.
     Effective December 2004, the FASB issued SFAS 123 (revised 2004), Share Based Payment. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The effective date of adoption of SFAS 123 (revised 2004) by the Company was delayed by SEC Release 33-8568 to January 1, 2006 and is not likely to have a material impact on the Company’s financial condition since the Company previously adopted the fair value recognition provisions of SFAS 123.

NYMAGIC, INC.
Notes to Consolidated Financial Statements
September 30, 2005 and 2004
6) In a transaction separate from its common stock repurchase plan, on January 7, 2005 the Company purchased from certain of its shareholders a total of 1,092,735 shares of common stock at $24.80 per share, or approximately $27.1 million. The selling shareholders were Mark W. Blackman, a son of the Company’s founder who served on our board of directors from 1979 until May 2004 and who is currently the Company’s Executive Vice President and Chief Underwriting Officer (54,530 shares), his wife (50,000 shares), and two trusts for the benefit of their children (110,000 shares); Lionshead Investments, LLC, a company controlled by John N. Blackman, Jr., also a son of the Company’s founder, who served on our board of directors from 1975 until May 2004 (495,030 shares), two of his children (67,664 shares), a trust for the benefit of a third child (25,158 shares), and a family trust (25,000 shares); and, two trusts and a foundation established by Louise B. Blackman, the former wife of the Company’s founder (265,353 shares). Robert G. Simses, a director of the Company, is a trustee of the last mentioned entities. As a result of the share purchase, the Company’s outstanding shares were reduced from 9,781,098 shares to 8,688,363 shares on January 7, 2005.
7) The Company previously entered into reinsurance contracts with a reinsurer that is now in liquidation. On October 23, 2003, the Company was served with a Notice to Defend and a Complaint by the Insurance Commissioner of the Commonwealth of Pennsylvania, who is the liquidator of this reinsurer, alleging that approximately $3 million in reinsurance claims paid to the Company in 2000 and 2001 by the reinsurer are voidable preferences and are therefore subject to recovery by the liquidator. The claim was subsequently revised by the liquidator to approximately $2 million. The Company filed Preliminary Objections to Plaintiff’s Complaint, denying that the payments are voidable preferences and asserting affirmative defenses. These Preliminary Objections were overruled on May 24, 2005 and the Company filed its Answer in the proceedings on June 15, 2005. No trial date has been set for this matter, but we intend to defend ourselves vigorously in connection with this lawsuit. The Company believes it has strong defenses against these claims; however, there can be no assurance as to the outcome of this litigation.
     On February 8, 2005 the Company and the individual members of its Board of Directors were served with a purported shareholder derivative action lawsuit brought in New York Supreme Court, Queens County, relating to the Company’s purchase on January 7, 2005 of approximately 1.1 million shares of its common stock from certain members of, or trusts controlled by certain members of, the family of John N. Blackman, the Company’s founder. The complaint which was brought by one of our shareholders, Linda Parnes, who together with Alan Russell Kahn, owns 100 shares of the Company’s common stock, alleges that the Board of Directors breached their fiduciary duty, wasted corporate assets and abused their control over the Company by paying an excessive price for the shares. The plaintiff is seeking damages against members of the Board of Directors and rescission of the purchase. The Complaint was dismissed pursuant to an order entered on September 12, 2005 and Plaintiff filed a Notice of Appeal on October 9, 2005. The Company believes that the Complaint is wholly without merit, and will continue to defend it vigorously.

NYMAGIC, INC.
Notes to Consolidated Financial Statements
September 30, 2005 and 2004
8) The Company’s investments are monitored by management and the Finance Committee of the Board of Directors. The Company entered into an investment management agreement with Mariner Partners, Inc. (“Mariner”) effective October 1, 2002, which was amended and restated on December 6, 2002. Under the terms of the agreement, Mariner manages the Company’s investment portfolio. Fees to be paid to Mariner are based on a percentage of the investment portfolio as follows: .20% of liquid assets, .30% of fixed maturity investments and 1.25% of limited partnership (hedge fund) investments. William J. Michaelcheck, a Director of the Company, is Chairman, Chief Executive Officer and majority shareholder of Mariner. George R. Trumbull, Chairman of the Board of the Company, A. George Kallop, President and Chief Executive Officer of the Company, and William D. Shaw, Jr., Vice Chairman and a Director of the Company, are also associated with Mariner. Investment fees incurred under the agreement with Mariner were $2.6 million for the nine months ended September 30, 2005 and $2.4 million for the nine months ended September 30, 2004. On April 1, 2005, the Company paid Mr. Shaw $83,000 in cash and granted him 4,500 shares of common stock with a value of $107,415 for his consulting contributions to the Company in 2004. Additionally on April 6, 2005, the Company and Mr. Shaw entered into a consulting agreement pursuant to which Mr. Shaw provides certain consulting services to the Company in consideration of $100,000 annually, plus a bonus to be awarded upon the recommendation of the Chief Executive Officer and at the sole discretion of the Human Resources Committee. During the nine months ended September 30, 2004, Mr. Shaw received cash compensation of $83,000 for his contributions to the Company in 2003.
     In 2003, the Company acquired an interest in substantially all of a limited partnership hedge fund, (Tiptree), that invests in collateralized debt obligations (“CDO”) securities, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a Mariner affiliated company. In 2003, the Company made an investment of $11.0 million in Tiptree. Additional investments of $4.65 million and $2.7 million were made in 2004 and 2005, respectively. The Company is committed to providing an additional $16.7 million, or a total of approximately $35 million, in capital to Tiptree. Under the provisions of the limited partnership agreement, the Mariner affiliated company is entitled to 50% of the net profit realized upon the sale of certain CDOs held by the Company. Investment expenses incurred under this agreement for the nine months ended September 30, 2005 and September 30, 2004 amounted to ($88,592) and $678,205, respectively. These amounts were based upon the fair value of those securities held and sold for the nine months ended September 30, 2005 and 2004, respectively. The limited partnership agreement also provides for other fees payable to the manager based upon the operations of the hedge fund. There were no other fees incurred for the nine months ended September 30, 2005 and 2004, respectively. The Company cannot withdraw funds from this limited partnership for a minimum period of three years from its initial investment in 2003 without the consent of the hedge fund manager. Any withdrawals made require one year’s prior written notice to the hedge fund manager.
     As of September 30, 2005 the Company held $8.2 million in limited partnership interests in hedge funds, which are directly managed by Mariner.

NYMAGIC, INC.
Notes to Consolidated Financial Statements
September 30, 2005 and 2004
Investment income, net of investment fees, from each major category of investments is as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in millions)
Fixed maturities, available for sale	$5.1	$3.2	$1.9	$1.2
Fixed maturities, trading securities	4.6	10.4	0.5	4.2
Short-term investments	4.7	1.7	2.1	0.6
Equity in earnings of limited partnerships	13.5	0.7	8.0	0.5

Total investment income	27.9	16.0	12.5	6.5
Investment expenses	(2.6)	(3.2)	(0.7)	(1.1)

Net investment income	$25.3	$12.8	$11.8	$5.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Description of Business
     NYMAGIC, INC., a New York corporation (the “Company” or “NYMAGIC”), is a holding company which owns and operates insurance companies, risk bearing entities and insurance underwriters and managers.
Insurance Companies and Lloyd’s Corporate Capital Vehicle:
New York Marine And General Insurance Company (“New York Marine”),
Gotham Insurance Company (“Gotham”),
MMO UK, Ltd. (“MMO UK”) and MMO EU, Ltd. (“MMO EU”). MMO UK and MMO EU have been inactive since 2002.
Insurance Underwriters and Managers:
Mutual Marine Office, Inc. (“MMO”),
Pacific Mutual Marine Office, Inc. (“PMMO”) and
Mutual Marine Office of the Midwest, Inc. (“Midwest”).
Consolidated Investment Interests:
Mariner Tiptree (CDO) Fund I, L.P. (“Tiptree”).
     The Company’s two insurance subsidiaries, New York Marine and Gotham, each maintains a rating of “A” (Excellent) from A.M. Best Company. This is the third highest of fifteen rating levels in A.M. Best’s classification system. The Company’s insureds rely on ratings issued by rating agencies. Any adverse change in the ratings assigned to New York Marine or Gotham may adversely impact their ability to write premiums.
     The Company specializes in underwriting ocean marine, inland marine/fire and other liability insurance through insurance pools managed by the Company’s insurance underwriters and managers, MMO, PMMO and Midwest (collectively referred to as “MMO”). The original members of the pools were insurance companies that were not affiliated with the Company. Several years later, New York Marine and Gotham joined the pools. Over the years, New York Marine and Gotham steadily increased their participation in the pools, while the unaffiliated insurance companies reduced their participation or withdrew from the pools entirely. Since January 1, 1997, New York Marine and Gotham have been the only members of the pools, and therefore we now write 100% of all of the business produced by the pools.
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
     From 1998 to 2001, the Company provided capacity, or the ability to underwrite a certain amount of business, to certain syndicates within Lloyd’s of London (“Lloyd’s”) through MMO UK, a wholly owned limited liability corporate capital vehicle. Lloyd’s is currently rated “A” (Excellent). MMO UK, Ltd., as a corporate member of Lloyd’s, is not separately rated. Since January 1, 2002, MMO UK has not provided capacity to any Lloyd’s syndicate. The Company sold MMO UK in the third quarter of 2005 resulting in a pre-tax gain of approximately $440,000, before incurring expenses of approximately $200,000 in connection with the sale.
     In 2003, the Company obtained an interest in substantially all of a limited partnership hedge fund, Mariner Tiptree (CDO) Fund I, L.P., which we refer to as Tiptree, that invests in Collateralized Debt Obligations (CDO) securities, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a Mariner affiliated company. CDOs and CRSs are purchased by various broker dealers. Such purchases are then repackaged and sold to investors within a relatively short time period, normally within a few months. Tiptree shares in the fees earned by the Mariner affiliated company for servicing these arrangements. Tiptree also provides a margin account as collateral to secure the credit risk of the purchases made by the dealers under these agreements. Tiptree has provided $7.0 million in cash as of September 30, 2005 to secure any purchases made by the dealers. Management expects that only under a remote circumstance would the margin account be drawn by the dealer to secure losses. The investment in Tiptree is consolidated in the Company’s financial statements.
Results of Operations
     The Company reported a net loss for the third quarter ended September 30, 2005 of $5.2 million, or $.60 per diluted share, compared with net income of $5.0 million, or $.50 per diluted share, for the third quarter of 2004. The decline in results of operations for the third quarter of 2005 was primarily attributable to $13.9 million in after tax losses, assuming a 35% effective tax rate, arising from hurricanes Katrina and Rita.
     Net income for the nine months ended September 30, 2005, was $3.0 million, or $.34 per share on a diluted basis, compared with $8.6 million, or $.87 per diluted share, for the same period of 2004. The decrease in earnings in 2005 was primarily attributable to losses recorded from hurricanes Katrina and Rita, however, the decrease was partially offset by increases in net investment income.
     Net realized investment losses after taxes were $43,000, or $.00 per share, for the third quarter of 2005, as compared with net realized investment gains after taxes of $404,000, or $.04 per diluted share, for the same period of 2004. Net realized investment losses after taxes for the nine months ended September 30, 2005 were $167,000, or $.02 per diluted share, compared with net realized investment gains of $403,000, or $.04 per diluted share, for the same period in 2004.
     Shareholders’ equity decreased to $232.4 million as of September 30, 2005 compared to $258.1 million as of December 31, 2004. The decrease was primarily attributable to the repurchase on January 7, 2005 of 1,092,735 shares of the Company’s common stock from certain of its shareholders for approximately $27.1 million.
     The Company’s gross premiums written increased by 3%, for the three months ended September 30, 2005, when compared to the same period of 2004. For the three months ended September 30, 2005, net premiums written and net premiums earned decreased 34% and 21%, respectively, compared to the same period of 2004. The Company’s gross premiums written and net premiums earned increased by 17% and 14%, respectively, for the nine months ended September 30, 2005, when compared to the same period of 2004. Net premiums written for the nine months ended September 30, 2005 decreased by 2% when compared to the same period of the prior year. Net premiums written and net premiums earned for the third quarter of 2005 and nine months ended September 30, 2005 were each adversely affected by $14.7 million in reinstatement reinsurance premiums as a result of losses sustained from hurricanes Katrina and Rita. This compares to $1.5 million in reinstatement reinsurance premium costs for Hurricane Ivan for the same periods in 2004. The Company is obligated to pay reinstatement reinsurance premiums under its excess of loss reinsurance treaties, up to the amount of the original premium paid under such treaties, depending upon the amount of loss recovery from the treaty.

NYMAGIC Gross Premium Written
By Segment	Nine months ended September 30,			Three months ended September 30,
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)
Ocean marine	$80,170	$80,276	0%	$23,935	$24,463	(2%)
Inland marine/fire	17,705	11,469	54%	5,798	4,368	33%
Other liability	52,229	36,676	42%	18,294	17,805	3%

Subtotal	150,104	128,421	17%	48,027	46,636	3%
Runoff lines (Aircraft)	333	350	(5%)	239	95	152%

Total	150,437	128,771	17%	48,266	46,731	3%

NYMAGIC Net Premium Written
By Segment	Nine months ended September 30,			Three months ended September 30,
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)
Ocean marine	$49,855	$64,153	(22%)	$5,357	$18,358	(71%)
Inland marine/fire	6,016	3,677	64%	2,161	1,375	57%
Other liability	40,777	31,437	30%	15,566	15,606	0%

Subtotal	96,648	99,267	(3%)	23,084	35,339	(35%)
Runoff lines (Aircraft)	212	9	NM	272	18	NM

Total	96,860	99,276	(2%)	23,356	35,357	(34%)

NYMAGIC Net Premium Earned
By Segment	Nine months ended September 30,			Three months ended September 30,
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)
Ocean marine	$49,918	$56,534	(12%)	$6,051	$18,151	(67%)
Inland marine/fire	4,958	3,680	35%	1,823	1,355	35%
Other liability	40,399	23,376	73%	14,992	9,624	56%

Subtotal	95,275	83,590	14%	22,866	29,130	(22%)
Runoff lines (Aircraft)	212	(3)	NM	272	38	NM

Total	95,487	83,587	14%	23,138	29,168	(21%)

     Premiums for each segment were as follows:
•	Ocean marine gross premiums written for the first nine months of 2005 were flat when compared to the same period of the prior year. Net premiums written and net premiums earned decreased by 22% and 12%, respectively, compared to the same period of 2004. Gross premiums in 2005 primarily reflect a decrease in volume in the hull class of business due to a reduction in unprofitable accounts, which was offset by an increase in marine liability and cargo production. Gross premiums in 2005 also reflect flat to slightly declining premium rates. During the most recent quarter, however, rig rates have increased substantially. Net premiums written in 2005 were reduced by $14.7 million in reinstatement reinsurance premiums as a result of losses sustained from hurricanes Katrina and Rita. This compares to $1.5 million in reinstatement reinsurance premiums from Hurricane Ivan in 2004. Increases in ceded premiums written in 2005 resulted from lower net retentions per loss, and were partially offset by a lower reliance on specific hull reinsurance. The Company decreased its net exposure to $3 million for any one risk or any one occurrence effective on policies incepting on or after January 1, 2005 compared with $4 million for any one risk or any one occurrence effective on policies incepting on or after January 1, 2004. Net premiums earned in 2005 reflect the volume increases achieved in the prior year.

Ocean marine gross premiums written, net premiums written and net premiums earned decreased by 2%, 71% and 67%, respectively, during the third quarter of 2005 when compared to the same period of the prior year. Gross premiums in the third quarter of 2005 primarily reflect a decrease in volume in the hull class of business as a result of not renewing certain unprofitable accounts, which was partially offset by increased premium in rigs due to rising premium rates. Net premiums written and net premiums earned in the third quarter of 2005 were adversely impacted by $14.7 million in reinstatement reinsurance premiums as a result of losses sustained from hurricanes Katrina and Rita. This compares to $1.5 million in reinstatement reinsurance premiums from Hurricane Ivan recorded in the third quarter of 2004.

•	Inland marine/fire gross premiums written, net premiums written and net premiums earned for the nine months ended September 30, 2005 increased by 54%, 64% and 35%, respectively, when compared to the same period of 2004. Both gross and net writings in 2005 reflect additional production in existing classes from policies covering inland marine, fire, and motor truck cargo and new production sources in the surety class. Gross premiums written in 2005 reflect mildly lower market rates when compared to 2004.

Inland marine/fire gross premiums written, net premiums written and net premiums earned grew by 33%, 57% and 35%, respectively, during the third quarter of 2005 when compared to the same period of the prior year. The increases reflect additional production from policies covering inland marine/motor truck cargo and new production sources in the surety class. Increases in volume were also achieved in the fire class as a result of focusing on smaller assureds with fewer locations.

•	Other liability gross premiums written, net premiums written and net premiums earned for the nine months ended September 30, 2005 rose by 42%, 30% and 73%, respectively, when compared to the same period in 2004 mainly as a result of premium volume increases from existing classes (professional liability and contractors’ liability) and partially from new classes (commercial automobile liability). Gross premiums written from the professional liability and other non-marine liability classes, including contractors’ liability, grew from $14.1 million and $11.0 million, respectively, in 2004 to $25.7 million and $13.3 million, respectively, in 2005. Premium rates were level to down slightly during the first nine months of 2005 when compared to the same period in 2004. Net premiums earned in 2005 reflect the volume increases achieved in the prior year.

Other liability gross premiums written and net premiums earned grew by 3% and 56%, respectively, during the third quarter of 2005 when compared to the same period of the prior year. Net premiums written during the third quarter of 2005 were flat when compared to the same period of the prior year. Contributing to the growth in gross premiums written were volume increases from existing classes of business. Net premiums earned in 2005 reflect the volume increases achieved in prior periods.
     Net losses and loss adjustment expenses incurred as a percentage of net premiums earned (the loss ratio) were 124.9% for the three months ended September 30, 2005 as compared to 49.6% for the same period of 2004. For the nine months ended September 30, 2005, the loss ratio was 73.3% compared to 57.2% for the same period of the prior year. The higher loss ratios in 2005 are primarily the result of losses sustained in the ocean marine line from hurricanes Katrina and Rita, which added 66.0% and 15.8% to the third quarter and nine months ended September 30, 2005 overall loss ratios, respectively. Losses recorded from Hurricane Ivan in 2004 contributed 8.0% and 3.0% to the third quarter and nine months ended September 30, 2004 overall loss ratios, respectively. Further contributing to the lower loss ratio for the third quarter and nine months ended September 30, 2004 was a reduction in net loss reserves of $8.3 million in the aircraft line relating to the events occurring on September 11, 2001. The inland marine/fire loss ratios increased in 2005, reflecting a higher frequency of severity on claims occurring in the current accident year. The loss ratios in 2005 in the other liability line were comparable to those recorded during the same period of 2004. Through the first nine months of 2005 and 2004, the Company recorded favorable loss development of approximately $3.8 million and $7.4 million, respectively, as a result of favorable reported loss trends primarily arising from the ocean marine line of business in 2005 and the reduction of loss reserves in the aircraft line in 2004.
     Policy acquisition costs as a percentage of net premiums earned (the acquisition cost ratio) for the three months ended September 30, 2005 were 30.7% as compared with 20.0% for the same period of the prior year. The same ratio was 23.3% for the nine months ended September 30, 2005 as compared with 20.8% for the same period in 2004. The increase in the 2005 ratios primarily are due to a higher ocean marine ratio resulting from the impact of reinsurance reinstatement costs arising from hurricane losses. Absent such reinsurance costs, the ratios would have been comparable to the prior year’s ratios.
     General and administrative expenses increased by 9% for the three months ended September 30, 2005 when compared to the same period of 2004. General and administrative expenses increased by 18% for the nine months ended September 30, 2005 when compared to the same period of the prior year. The increases in 2005 reflect additional expenses incurred to service the growth in the Company’s business operations including administrative expenses resulting from the implementation of computer systems and Sarbanes-Oxley related expenses.
     The Company’s combined ratio (the loss ratio, the acquisition cost ratio and general and administrative expenses divided by net premiums earned) was 182.2% for the three months ended September 30, 2005 as compared with 89.0% for the same period of 2004. The Company’s combined ratio was 117.5% for the nine months ended September 30, 2005 as compared with 98.3% for the same period of 2004. Losses incurred from hurricanes Katrina and Rita added 88.3% and 21.7% to the combined ratios for the third quarter and nine months ended September 30, 2005, respectively.
     Interest expense for the three months ended September 30, 2005 was comparable to the same period of 2004. Interest expense increased to $5.0 million for the nine months ended September 30, 2005 as compared to $3.7 million for the same period of 2004 principally as a result of 2005 reflecting nine months of interest expense from the Company’s issuance of $100 million of its 6.5% senior notes on March 11, 2004.
     Net investment income for the three months ended September 30, 2005 increased by 117% to $11.8 million from $5.4 million in the same period of 2004. Net investment income for the nine months ended September 30, 2005 increased by 97% to $25.3 million from $12.8 million in the same period of the prior year. The increases achieved for the three months and nine months ended September 30, 2005 reflect a higher investment yield from both of the limited partnership and short-term investment portfolios. In addition, a larger invested asset base derived from favorable cash flow over the past year and the proceeds received from our $100 million 6.5% senior notes issued on March 11, 2004 contributed to the overall increase in investment income. Partially offsetting the increase in net investment income was lower overall income derived from trading portfolio activities. The prior year’s first nine months and third quarter included $5.5 million and $2.9 million, respectively, in trading activities of US treasury securities as compared to $0 for the same periods in 2005. However, trading portfolio income from Tiptree increased for the nine months ended September 30, 2005 to $1.9 million from $0.5 million for the same period of 2004. The increase in Tiptree income was attributable to greater amounts of interest income and fees earned on increased CDO activities.
     Investment income, net of investment fees, from each major category of investments was as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in millions)
Fixed maturities, available for sale	$5.1	$3.2	$1.9	$1.2
Fixed maturities, trading securities	4.6	10.4	0.5	4.2
Short-term investments	4.7	1.7	2.1	0.6
Equity in earnings of limited partnerships	13.5	0.7	8.0	0.5

Total investment income	27.9	16.0	12.5	6.5
Investment expenses	(2.6)	(3.2)	(0.7)	(1.1)

Net investment income	$25.3	$12.8	$11.8	$5.4

     As of September 30, 2005 and 2004 investments in limited partnerships amounted to approximately $186.8 million and $170.6 million, respectively. The equity method of accounting is used to account for the Company’s limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership hedge fund to results of operations.
     As of September 30, 2005 and 2004 investments in the trading portfolio amounted to approximately $57.0 million and $99.2 million, respectively. Net investment income for the nine months ended September 30, 2005 and 2004 reflects approximately $4.6 million and $10.4 million, respectively, derived from trading portfolio activities before investment expenses. These activities primarily include the trading of CDOs and the trading of US treasury securities. The Company’s trading portfolio is marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of trading securities are also recognized in net investment income.
     As a result of the accounting treatment of its limited partnerships and trading portfolio, the Company’s investment income results may be volatile. If the Company invests a greater percentage of its investment portfolio in limited partnership hedge funds, or if the fair value of trading securities held varies significantly during different periods, there may also be a greater volatility associated with the Company’s investment income.
     Commission and other income increased to $953,000 for the three months ended September 30, 2005 from $131,000 for the same period in the prior year. The increase in the third quarter of 2005 reflects a gain from the sale of MMO UK as well as profit commissions earned on the favorable development of ceded reinsurance in the aircraft class of business. Commission and other income decreased to $1.4 million for the nine months ended September 30, 2005 from $2.1 million for the same period in the prior year. The decrease in the first nine months of 2005 is primarily the result of significant other income received from litigation and arbitration settlements in 2004.
     Net realized investment losses were $257,000 for the nine months ended September 30, 2005 as compared to net realized investment gains of $620,000 for the same period in the prior year. Write-downs from other-than-temporary declines in the fair value of securities amounted to $245,000 and $104,000 for the nine months ended September 30, 2005 and 2004, respectively. Net realized investment losses were $66,000 for the third quarter ended September 30, 2005 as compared to net realized investment gains of $621,000 for the same period in the prior year. Write-downs from other-than-temporary declines in the fair value of securities amounted to $146,000 and $0 for the third quarter ended September 30, 2005 and 2004, respectively.
     Total income taxes as a percentage of income before taxes were 35.1% for the nine months ended September 30, 2005 as compared to 35.3% for the same period of 2004.
Liquidity and Capital Resources
     Cash and total investments (including receivable for securities sold) increased from $635.9 million at December 31, 2004 to $654.9 million at September 30, 2005, principally as a result of net inflows of cash offset by a repurchase of common stock.

     In a transaction separate from its common stock repurchase plan, on January 7, 2005 the Company purchased from certain of its shareholders a total of 1,092,735 shares of the Company’s common stock at $24.80 per share, or approximately $27.1 million. As a result of the share purchase, the Company’s outstanding shares were reduced from 9,781,098 shares to 8,688,363 shares on January 7, 2005.
     On March 11, 2004, the Company issued $100,000,000 in 6.5% senior notes due March 15, 2014 and received proceeds of $98,763,000 net of underwriting discount, but before other transaction expenses. The senior notes provide for semi-annual interest payments and are to be repaid in full on March 15, 2014. On July 1, 2004 the Company completed the exchange of registered 6.5% senior notes for the unregistered senior notes issued on March 11, 2004, as required by the registration rights agreement with the purchasers of the senior notes. The indenture relating to the senior notes provides that the Company and its restricted subsidiaries may not incur indebtedness unless the total indebtedness of the Company and its restricted subsidiaries, calculated on a pro forma basis after such issuance, would not exceed 50% of our total consolidated capitalization (defined as the aggregate amount of our shareholders’ equity as shown on our most recent quarterly or annual consolidated balance sheet plus the aggregate amount of indebtedness of the Company and its restricted subsidiaries). The indenture also provides that the Company and its restricted subsidiaries will not pay dividends or make other payments or distributions on the Company’s stock or the stock of any restricted subsidiary (excluding payments by any restricted subsidiary to the Company), purchase or redeem the Company’s stock or make certain payments on subordinated indebtedness unless, after making any such payment, the total indebtedness of the Company and its restricted subsidiaries would not exceed 50% of our total consolidated capitalization (as defined above). In addition, the indenture contains certain other covenants that restrict our ability and our restricted subsidiaries’ ability to, among other things, incur liens on any shares of capital stock or evidences of indebtedness issued by any of our restricted subsidiaries or issue or dispose of voting stock of any of our restricted subsidiaries. The Company used part of the net proceeds from the sale of the senior notes to purchase from certain of its shareholders a total of 1,092,735 shares of common stock at $24.80 per share on January 7, 2005. The Company is using the remaining net proceeds for working capital and other general corporate purposes. The Company may also deploy the net proceeds for acquisitions, although the Company has no agreement with respect to any acquisition. We do, however, assess opportunities on an ongoing basis and from time to time have discussions with other companies about potential transactions.
     Cash flows used in operating activities were $1.8 million for the nine months ended September 30, 2005 as compared to $18.4 million for the same period of 2004. Trading portfolio activities of $39.3 million and $37.5 million adversely affected cash flows for the nine months ended September 30, 2005 and 2004, respectively. Trading portfolio activities include the purchase and sale of CDO securities and certain other investments. As the Company’s trading portfolio balance may fluctuate significantly from period to period, cash flows from operating activities may also be significantly impacted by such trading activities.
     Cash flows provided by investing activities were $24.9 million for the nine months ended September 30, 2005 and resulted primarily from the net sale of short-term investments and limited partnerships as the Company increased its holdings in fixed maturities available for sale. Cash flows used in investing activities were $68.3 million for the nine months ended September 30, 2004 and reflected additional net purchases of limited partnerships and fixed maturities available for sale, partially offset by the sale of short-term investments.
     On February 17, 2005, the Company declared a dividend of six (6) cents per share to shareholders of record on March 31, 2005, payable on April 6, 2005. On May 25, 2005, the Company declared a dividend of six (6) cents per share to shareholders of record on June 30, 2005, payable on July 7, 2005. On September 15, 2005, the Company declared a dividend to shareholders of six (6) cents per share payable on October 6, 2005 to shareholders of record on September 30, 2005. On February 26, 2004, the Company declared a dividend of six (6) cents per share to shareholders of record on March 31, 2004, payable on April 6, 2004. On May 26, 2004, the Company declared a dividend of six (6) cents per share to shareholders of record on June 30, 2004, payable on July 6, 2004. On September 15, 2004, the Company declared a dividend to shareholders of six (6) cents per share payable on October 6, 2004 to shareholders of record on September 30, 2004.
     During the first nine months of 2004, the Company’s insurance subsidiary, New York Marine requested and received approval from the State of New York Insurance Department to pay an extraordinary dividend of $15,000,000 to the Company, which amount was also paid to the Company in the first quarter of 2004. New York Marine paid ordinary dividends of $8,500,000 to the Company during the first nine months of 2005.
     Under the Amended and Restated 2004 Long-Term Incentive Plan, the Company granted a total of 21,000 shares of common stock as unrestricted share awards to certain officers and directors of the Company in April 2005 for a total compensation expense of $496,584. On September 14, 2005 (the “Grant Date”), the Company granted 122,000 restricted share units to certain officers of the Company that will vest 20% annually on each of the next ensuing five anniversary dates of the Grant Date. Compensation expense of approximately $26,000 relating to the restricted share units was recorded during the third quarter of 2005. The Company also granted 8,679 deferred share units to certain directors in 2005 for a total expense of approximately $184,000 for the nine months ended September 30, 2005.
     During the first quarter of 2004, the Company granted options to a new director to purchase 10,000 shares of the Company’s common stock. The exercise price of the stock option was equal to the closing price of the Company’s stock on the New York Stock Exchange on the date of the underlying stock grant. There were no stock option grants made during the first nine months of 2005. The Company granted 14,100 shares of common stock to certain officers and directors of the Company in the second quarter of 2004 for a total compensation expense of approximately $369,000.
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
     Premiums and other receivables, net decreased to $27.8 million as of September 30, 2005 from $42.6 million as of December 31, 2004 and reinsurance receivables on paid losses, net decreased to $12.0 million as of September 30, 2005 from $14.5 million as of December 31, 2004 primarily due to favorable cash collections.
     Unpaid losses and loss adjustment expenses increased to $600.8 million at September 30, 2005 from $503.3 million at December 31, 2004. Reinsurance receivables on unpaid losses, net increased to $318.7 million at September 30, 2005 from $247.8 million at December 31, 2004. These increases were mainly as a result of hurricane losses in the ocean marine line, a few severe losses occurring in the inland marine/fire line of business, and an increase in the reserves in the professional liability and other liability classes as a result of the growth in premiums earned.
     Ceded reinsurance payable increased to $37.5 million at September 30, 2005 from $25.5 million at December 31, 2004 mainly as a result of reinstatement costs arising from hurricane losses in the ocean marine line during 2005.
     Other assets increased to $13.3 million as of September 30, 2005 from $6.5 million as of December 31, 2004 primarily as a result of an increase in federal income tax recoverable.

Investments
The following table summarizes our investments at September 30, 2005 and December 31, 2004:

	September 30,		December 31,
	2005		2004
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Fixed maturities available for sale at fair value:

U.S. treasury securities	$9,920	1.5%	10,018	1.6%
Municipalities	7,809	1.2%	7,653	1.2%
Corporate bonds	187,506	28.8%	95,062	15.1%

Subtotal	$205,235	31.5%	112,733	17.9%

Trading securities (fair value):
Collateralized debt obligations	57,032	8.8%	17,768	2.8%

Total fixed maturities and trading portfolio	$262,267	40.3%	130,501	20.7%
Cash & short-term investments (at cost)	202,048	31.0%	309,894	49.1%

Total fixed maturities, cash & short-term investments	$464,315	71.3%	440,395	69.8%

Limited partnership hedge funds (at equity)	186,776	28.7%	190,477	30.2%

Total cash and investment portfolio	$651,091	100.0%	630,872	100.0%

As of September 30, 2005, 92% of the fair value of our fixed maturities and short-term investment portfolio was in obligations rated “Baa3” or better by Moody’s or its equivalent Standard & Poor’s rating.
Unpaid losses and loss adjustment expenses
     Unpaid losses and loss adjustment expenses for each segment were as follows:

	September 30, 2005		December 31, 2004
	Gross	Net	Gross	Net
	(in thousands)		(in thousands)
Ocean marine	$264,255	$133,865	$198,655	$123,346
Inland marine/fire	28,375	8,273	21,801	7,216
Other liability	159,958	100,433	126,023	79,278
Runoff lines (Aircraft)	148,170	39,501	156,782	45,639

Total	$600,758	$282,072	$503,261	$255,479

     During 2001, the Company recorded losses in its aircraft line of business as a result of the terrorist attacks of September 11, 2001 on the World Trade Center, the Pentagon and the hijacked airliner that crashed in Pennsylvania (collectively the “WTC attack”). The ultimate gross and net liability for unpaid losses resulting from the WTC attack represent the estimated ultimate costs of all incurred claims and claim adjustment expenses. Since the gross liability and related reinsurance recoverables are based on estimates, the ultimate liability may change from the amount provided currently depending upon revisions in gross loss estimates and the interpretation as to the number of occurrences involved in the WTC attack as defined in the aircraft ceded reinsurance treaties. In September 2004, the Company became aware of additional information that allowed a reduction in loss reserves relating to the terrorist attacks of September 11, 2001 on the Pentagon and the hijacked airliner that crashed in Pennsylvania. This amounted to a reduction of $16.3 million and $8.3 million in gross and net loss reserves, respectively, to the Company. Since December 31, 2004, there have been no significant changes in the gross or net incurred loss relating to the WTC attack.
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
     The Company recorded losses in the third quarter of 2005 from its exposure to offshore oil rigs, watercraft and cargo interests as a result of hurricanes Katrina and Rita. The ultimate gross and net losses resulting from these catastrophes, as well as the reinsurance recoveries attributable to them and applicable reinstatement premium costs, are based upon the Company’s best estimate derived from an evaluation of claims notices received and a review of historic loss development. The low frequency and high severity of the risks we insure make it difficult to assess the adequacy of such loss reserves. As such, the Company’s ultimate liability may change from the amount provided currently. If these reserves or reinstatement premium costs are insufficient to cover our actual losses and loss adjustment expenses, we would have to augment our liabilities and incur a charge to our earnings. These charges could be material.
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
Off-Balance Sheet Arrangements
None
Contractual Obligations
     The Company has increased its commitment to provide capital to Tiptree to $35 million at September 30, 2005 from $20 million at December 31, 2004. The commitment to provide additional capital of $4.4 million at December 31, 2004 has been partially funded with contributions of $2.7 million during the first nine months of September 30, 2005.

     In the second quarter of 2005, the Company signed a sublease, for approximately 10,000 square feet of additional space for its principal offices in New York. The sublease commenced on April 15, 2005 and expires on July 30, 2016. The minimum monthly rental payments of $141,276 are inclusive of the rent paid by the Company for its preexisting lease for office space. Such payments commenced in 2005 and end in 2016 and will amount to $20.8 million of total rental payments, collectively, over the term of the sublease.
Critical Accounting Policies
     Management considers certain accounting policies to be critical with respect to the understanding of the Company’s financial statements. Such policies require significant management judgment and the resulting estimates have a material effect on reported results and will vary to the extent that future events affect such estimates and cause them to differ from the estimates provided currently. These critical accounting policies include unpaid losses and loss adjustment expenses, allowance for doubtful accounts, accounting for limited partnerships and trading portfolio, stock option expense and impairment of investments.
     Unpaid losses and loss adjustment expenses are based on individual case estimates for losses reported. A provision is also included, based on actuarial estimates utilizing historical trends in the frequency and severity of paid and reported claims, for losses incurred but not reported, salvage and subrogation recoveries and for loss adjustment expenses. Unpaid losses with respect to asbestos/environmental risks are difficult for management to estimate and require considerable judgment due to the uncertainty regarding the significant issues surrounding such claims. Unpaid losses with respect to catastrophe losses, such as hurricanes Katrina and Rita, are also difficult to estimate due to the high severity of the risks we insure. Unpaid losses and loss adjustment expenses amounted to $600.8 million and $503.3 million at September 30, 2005 and December 31, 2004, respectively. Unpaid losses and loss adjustment expenses, net of reinsurance amounted to $282.1 million and $255.5 million at September 30, 2005 and December 31, 2004, respectively. Management continually reviews and updates the estimates for unpaid losses, and any changes resulting therefrom are reflected in operating results currently. The potential for future adverse or favorable loss development is highly uncertain and subject to a variety of factors including, but not limited to, court decisions, legislative actions and inflation.
     The allowance for doubtful accounts is based on management’s review of amounts due from insolvent or financially impaired companies. Allowances are estimated for both premium receivables and reinsurance receivables. Management continually reviews and updates such estimates for any changes in the financial status of companies. The allowance for doubtful accounts on both premiums and reinsurance receivables amounted to $14.3 million and $12.8 million at September 30, 2005 and December 31, 2004, respectively.
     Impairment of investments, included in realized investment gains or losses, results from declines in the fair value of investments which are considered by management to be other-than-temporary. Management reviews investments for impairment based upon specific criteria that include the duration and extent of declines in fair value of the security below its cost or amortized cost. The Company performs a qualitative and quantitative review of all securities in a loss position in order to determine if any impairment is considered to be other-than-temporary. With respect to fixed income investments, declines in fair value of less than 10% are normally considered to be temporary, unless the fixed income security has been downgraded at least two levels by a major rating agency. Additionally, the Company reviews those securities held for six months or more, with fair value declines of greater than 10% at the end of each reporting period. The Company also reviews all securities with any rating agency declines during the reporting period. As a result of this review, the Company will record an impairment charge to earnings if the fair value decline is greater than 20%, if the fixed income security has been downgraded at least two levels by a major rating agency, or if the fair value decline is greater than 10% and the security has been downgraded one level by a major rating agency. This review includes considering the effect of rising interest rates and the Company’s intent and ability to hold impaired securities in the foreseeable future to recoup any losses. In addition to subjecting its securities to the objective tests of percent declines in fair value and downgrades by major rating agencies, when it determines whether declines in the fair value of its securities are other than temporary, the Company also considers the facts and circumstances that may have caused the declines in the value of such securities. As to any specific security, it may consider general market conditions, changes in interest rates, adverse changes in the regulatory environment of the issuer, the duration for which the Company expects to hold the security and the length of any forecasted recovery. Approximately $245,000 and $104,000 were charged to results from operations for the nine months ended September 30, 2005 and 2004, respectively, resulting from fair value declines considered to be other-than-temporary. Gross unrealized gains and losses on fixed maturity investments available for sale amounted to approximately $0.4 million and $1.3 million, respectively, at September 30, 2005.
     The Company utilizes the equity method of accounting to account for its limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership to net investment income in results of operations. Net investment income derived from investments in limited partnerships amounted to $13.5 million and $0.7 million for the nine months ended September 30, 2005 and 2004, respectively. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” with respect to market risks associated with investments in limited partnership hedge funds.
     The Company maintained a trading portfolio at September 30, 2005 consisting of CDOs. These investments are marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of such securities are also recognized in net investment income. The Company recorded $4.6 million and $10.4 million in net trading portfolio income before expenses for the nine months ended September 30, 2005 and 2004, respectively. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” with respect to market risks associated with investments in CDOs.
     Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”), prospectively to all stock-based awards granted, modified, or settled after January 1, 2003. Stock option expense amounted to $30,172 and $34,960 for the nine months ended September 30, 2005 and 2004, respectively.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The investment portfolio has exposure to market risks, which include the effect on the portfolio of adverse changes in interest rates, credit quality, hedge fund values, and CDO values. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Hedge fund risk includes the potential loss from the diminution in the value of the underlying investment of the hedge fund. CDO risk includes exposure to the private placement market including its lack of liquidity and volatility in changes in market prices. The only significant change to the Company’s exposure to market risks during the nine months ended September 30, 2005 as compared to those disclosed in the Company’s financial statements for the year ended December 31, 2004 related to the level of investments in CDO securities. The investment in CDO securities amounted to $57.0 million and $17.8 million as of September 30, 2005 and December 31, 2004, respectively.
     The Company invests in CDOs, which are private placements. The fair value of each security is provided by securities dealers. The markets for these types of securities can be illiquid and, therefore, the price obtained from dealers on these securities is subject to change, depending upon the underlying market conditions of these securities, including the potential for downgrades or defaults on the underlying collateral of the security. The Company seeks to mitigate market risk associated with such investments by maintaining a diversified portfolio of such securities that limits the concentration of investment in any one issuer. The largest single investment made by the Company in such securities amounted to $8.0 million at September 30, 2005.

     The Company maintains an investment in a limited partnership hedge fund, (Tiptree), that invests in CDOs, CRS securities and other structured product securities that are structured, managed or advised by a Mariner affiliated company. This investment is consolidated in the Company’s financial statements. CDOs and CRSs are purchased by various broker dealers. Such purchases are then repackaged and sold to investors within a relatively short time period, normally within a few months. Tiptree shares in the fees by the Mariner affiliated company for servicing these arrangements. Tiptree also provides a margin account as collateral to secure the market risk of the purchases made by the dealers under these agreements until the arrangement is completed. Tiptree has provided $7.0 million in cash as of September 30, 2005 to secure purchases made by the dealers. Management expects that only under remote circumstances would the margin account be drawn by the dealer to secure losses. Many of the securities purchased are investment grade floating rate securities and large unrealized losses are not normally expected to occur. The Company seeks to mitigate market risk associated with such investments by concentrating on investment grade, floating rate securities with the risk of loss being limited to the cash held in the margin accounts.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
     There have been no significant changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. — Legal Proceedings
     The Company previously entered into reinsurance contracts with a reinsurer that is now in liquidation. On October 23, 2003, the Company was served with a Notice to Defend and a Complaint by the Insurance Commissioner of the Commonwealth of Pennsylvania, who is the liquidator of this reinsurer, alleging that approximately $3 million in reinsurance claims paid to the Company in 2000 and 2001 by the reinsurer are voidable preferences and are therefore subject to recovery by the liquidator. The claim was subsequently revised by the liquidator to approximately $2 million. The Company filed Preliminary Objections to Plaintiff’s Complaint, denying that the payments are voidable preferences and asserting affirmative defenses. These Preliminary Objections were overruled on May 24, 2005 and the Company filed its Answer in the proceedings on June 15, 2005. No trial date has been set for this matter, but we intend to defend ourselves vigorously in connection with this lawsuit. The Company believes it has strong defenses against these claims; however, there can be no assurance as to the outcome of this litigation.
     On February 8, 2005, the Company and the individual members of its Board of Directors were served with a purported shareholder derivative action lawsuit brought in New York Supreme Court, Queens County, relating to the Company’s purchase on January 7, 2005 of approximately 1.1 million shares of its common stock from certain members of, or trusts controlled by certain members of, the family of John N. Blackman, the Company’s founder. The complaint which was brought by one of our shareholders, Linda Parnes, who together with Alan Russell Kahn, owns 100 shares of the Company’s common stock, alleges that the Board of Directors breached their fiduciary duty, wasted corporate assets and abused their control over the Company by paying an excessive price for the shares. The plaintiff is seeking damages against members of the Board of Directors and rescission of the purchase. The Complaint was dismissed pursuant to an order entered on September 12, 2005 and Plaintiff filed a Notice of Appeal on October 9, 2005. The Company believes that the Complaint is wholly without merit, and will continue to defend it vigorously.
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. — Defaults Upon Senior Securities
None
Item 4. — Submission of Matters to a Vote of Security Holders
None
Item 5. — Other Information
None
Item 6. — Exhibits

3.1	Charter of NYMAGIC, INC. (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 16, 2003 (File No. 1-11238) and incorporated herein by reference).

3.2	Amended and Restated By-Laws (Filed as Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-11238) and incorporated herein by reference).

*10.1	Sale and Purchase Agreement dated August 31, 2005 by and among the Robertson Group Limited and the Edinburgh Woollen Mill (Group) Limited and MMO EU Limited.

*10.2	Taxation Deed

*10.3	Form of Restricted Share Award Agreement

10.4	Summary of Executive Compensation Arrangements (Filed as Item 1.01 to the Company’s Current Reports on Form 8-K (File No. 1-1238) filed on September 20, 2005 and incorporated herein by reference).

*31.1	Certification of A. George Kallop, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of A. George Kallop, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NYMAGIC, INC. (Registrant)
Date: November 8, 2005	/s/ A. George Kallop
A. George Kallop
Chief Executive Officer

Date: November 8, 2005	/s/ Thomas J. Iacopelli
Thomas J. Iacopelli
Chief Financial Officer