Form 10-K
period 2005-12-31
NYMAGIC INC
filed 2006-03-15
CIK 847431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-11238.
NYMAGIC, INC.
(Exact name of registrant as specified in its charter)

New York	13-3534162

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

919 Third Avenue, New York, NY	10022

(Address of principal executive offices)	(Zip Code)
The registrant’s telephone number, including area code: (212) 551-0600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $1.00 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. : Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated file ☐
Indicate by check mark the registrant is a shell company (as defined in Rule 12b-2 of the Act). : Yes ☐ No ☑
MARKET VALUE
The aggregate market value of the outstanding common stock held by non-affiliates of the registrant, as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $143,678,224, based on the closing price of the stock on the New York Stock Exchange on that date.
OUTSTANDING STOCK
As of March 1, 2006, there were 8,768,413 outstanding shares of common stock, $1.00 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the registrant’s definitive proxy statement relating to its 2006 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the registrant’s fiscal year.

NYMAGIC, INC.
 i

FORWARD — LOOKING STATEMENTS
This report contains certain forward-looking statements concerning the Company’s operations, economic performance and financial condition, including, in particular, the likelihood of the Company’s success in developing and expanding its business. Any forward-looking statements concerning the Company’s operations, economic performance and financial condition contained herein, including statements related to the outlook for the Company’s performance in 2006 and beyond, are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based upon a number of assumptions and estimates which inherently are subject to uncertainties and contingencies, many of which are beyond the control of the Company. Some of these assumptions may not materialize and unanticipated events may occur which could cause actual results to differ materially from such statements. These include, but are not limited to, the cyclical nature of the insurance and reinsurance industry, premium rates, investment results, the frequency and severity of loss events, the estimation of loss reserves and loss reserve development, uncertainties associated with asbestos and environmental claims, including difficulties with assessing latent injuries and the impact of litigation settlements, bankruptcies and potential legislation, the uncertainty surrounding the loss amounts related to the attacks of September 11, 2001 and Hurricanes Katrina and Rita, the occurrence and effects of severe weather, earthquakes, wars and acts of terrorism, net loss retention, the effect of competition, the ability to collect reinsurance receivables and the timing of such collections, the availability and cost of reinsurance, the possibility that the outcome of any litigation or arbitration proceeding is unfavorable, the ability to pay dividends, regulatory changes, changes in the ratings assigned to the Company by rating agencies, failure to retain key personnel, the possibility that our relationship with Mariner Partners, Inc. could terminate or change, and the fact that ownership of our common stock is concentrated among a few major stockholders and is subject to the voting agreement, as well as assumptions underlying any of the foregoing and are generally expressed with words such as “intends,” “intend,” “intended,” “believes,” “estimates,” “expects,” “anticipates,” “plans,” “projects,” “prospects” “forecasts,” “goals,” “could have,” “may have” and similar expressions. These risks could cause actual results for the 2006 year and beyond to differ materially from those expressed in any forward-looking statements made. The Company undertakes no obligation to update publicly or revise any forward-looking statements made.
 ii

Part I
Item 1. Business
General
NYMAGIC, INC., a New York corporation (the “Company” or “NYMAGIC”), is a holding company which owns and operates insurance companies, risk bearing entities and insurance underwriters and managers. The Company also consolidates its interest in a limited partnership hedge fund.
Insurance Companies and Lloyd’s Corporate Capital Vehicle:
New York Marine And General Insurance Company (“New York Marine”), Gotham Insurance Company (“Gotham”), MMO UK, Ltd. (“MMO UK”) and MMO EU, Ltd. (“MMO EU”). Both MMO UK and MMO EU have been inactive since 2002 and MMO UK was sold in 2005.
In 2005 the Company formed Arizona Marine and General Insurance Company (“Arizona Marine”) as a wholly owned subsidiary in the State of Arizona. Its application to the State of Arizona Department of Insurance for authority to write commercial property and casualty insurance in Arizona is pending. If and when Arizona Marine receives approval of its application for authority to write property and casualty insurance in Arizona, it will write, among other lines of insurance, excess and surplus lines in New York.
Insurance Underwriters and Managers:
Mutual Marine Office, Inc. (“MMO”), Pacific Mutual Marine Office, Inc. (“PMMO”) and Mutual Marine Office of the Midwest, Inc. (“Midwest”).
Consolidated Investment Interests:
Mariner Tiptree (CDO) Fund I, L.P. (“Tiptree”).
New York Marine and Gotham each currently holds a financial strength rating of A (“Excellent”) from A.M. Best Company. This is the third highest of fifteen rating levels in A.M. Best’s classification system. Many of the Company’s insureds rely on ratings issued by rating agencies. Any adverse change in the rating assigned to New York Marine and Gotham by a rating agency could adversely impact our ability to write premiums. Prior to its sale in 2005, MMO UK, which was a corporate member of Lloyd’s of London (“Lloyd’s”), had not provided capacity, which is the ability to underwrite a certain amount of business, to any Lloyd’s syndicate since 2002.
The Company has specialized in underwriting ocean marine, inland marine, other liability and aircraft insurance through insurance pools managed by MMO, PMMO, and Midwest (collectively referred to as “MMO and affiliates”) since 1964. However, the Company has not written any new policies covering aircraft risks since March 31, 2002. The Company decided to exit the commercial aviation insurance business because it is highly competitive, had generated underwriting losses for most years during the 1990’s, and because it is highly dependent on the purchase of substantial amounts of reinsurance, which became increasingly expensive after the events of September 11, 2001. This decision has enabled the Company to concentrate on its core lines of business, which include ocean marine, inland marine/fire and other liability.
In addition to managing the insurance pools as discussed below, the Company participates in the risks underwritten for the pools through New York Marine and Gotham. All premiums, losses and expenses are pro-rated among pool members in accordance with their pool participation percentages.
In 1997, the Company formed MMO EU as a holding company for MMO UK, which operated as a limited liability corporate vehicle to provide capacity for syndicates within Lloyd’s. Lloyd’s consists of a number of syndicates whose purpose is to serve as risk taking entities. Syndicates maintain a certain amount of capacity, depending upon the level of capital provided by the syndicate’s investors. This capacity is then allocated to investors in the syndicate based upon their ratio of capital provided to the syndicate.
In 1997, the Company acquired ownership of a Lloyd’s managing agency, which was subsequently renamed MMO Underwriting Agency, Ltd., and commenced underwriting in 1998 for the Company’s wholly owned subsidiary MMO UK. In 2000, MMO UK provided 100%, or $29.8 million, of the capacity for Lloyd’s Syndicate 1265, which primarily wrote marine insurance. The Company sold MMO Underwriting Agency Ltd. in 2000, in exchange for a minority interest in Cathedral Capital PLC, which managed Lloyd’s Syndicate 2010, and Lloyd’s Syndicate 1265 was subsequently placed into runoff. “Runoff” is a term used to refer to an insurer that has ceased writing new insurance policies but that continues to exist for the purpose of paying claims on policies that it has already written. In 2001, its last active year of underwriting, MMO UK provided approximately 11.2%, or $13.6 million, of the capacity for Lloyd’s Syndicate 2010, which primarily writes assumed property and aviation insurance. In 2001, the Company initiated a withdrawal from its London operations, which was subsequently completed in 2002. In

2003, the Company sold its minority interest in Cathedral Capital PLC for approximately $2.8 million. MMO EU, MMO UK, Lloyd’s Syndicate 1265 and Lloyd’s Syndicate 2010 are collectively hereinafter referred to as “MMO London.”
MMO UK has not provided capacity to any Lloyd’s syndicate since 2002. In 2005 the Company sold MMO UK to the Robertson Group Limited and the Edinburgh Woollen Mill (Group) Limited in consideration for two Pounds Sterling, and an additional minimum consideration estimated at approximately $436,000 based upon the parties’ entry into a Taxation Deed executed in connection with the sale. The Company incurred approximately $200,000 in expenses in connection with the sale of MMO UK. Neither the sale of the Company’s interest in Cathedral Capital nor the sale of MMO UK had a material effect on the Company’s results of operations.
Since 2003, the Company has been a 100% limited partner in a hedge fund, (Tiptree), that invests in Collateralized Debt Obligations (CDO) securities, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a Mariner affiliated company. See “Relationship with Mariner Partners, Inc.”
The Pools
MMO, located in New York, PMMO, located in San Francisco, and Midwest, located in Chicago (the “Manager” or the “Managers”), manage the insurance pools in which the Company participates.
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
As part of its compensation, the Managers also receive profit commissions on pool business ceded to reinsurers under various reinsurance agreements. Profit commissions on business ceded to reinsurers are calculated on an earned premium basis using inception to date underwriting results for the various reinsurance treaties. Adjustments to commissions, resulting from revisions in coverage or audit premium adjustments, are recorded in the period when realized. Subject to review by the reinsurers, the Managers calculate the profitability of all profit commission agreements placed with various reinsurance companies.
Two former pool members, Utica Mutual Insurance Company (“Utica Mutual”) and Arkwright Mutual Insurance Company (“Arkwright”), which is currently part of the FM Global Group, withdrew from the pools in 1994 and 1996, respectively, and retained the liability for their effective pool participation for all loss reserves, including losses incurred but not reported (“IBNR”) and unearned premium reserves attributable to policies effective prior to their withdrawal from the pools.
On May 28, 2003, an arbitration proceeding against Utica Mutual was completed and it was ordered to pay MMO approximately $7.8 million, which represented Utica Mutual’s funding requirement to the pools and had no impact on the Company’s results of operations. In addition, the Company was awarded interest of approximately $1 million on a pre-tax basis which was reflected in results of operations in 2003. Following the award, these amounts were paid in full. This award confirmed that, as a pool member, Utica Mutual is required to fund gross losses paid by MMO, acting as managing agent.
The Company is not aware of any facts that could result in any possible defaults by either Arkwright or Utica Mutual with respect to their pool obligations, which might impact liquidity or results of operations of the Company, but there can be no assurance that such events will not occur.

Segments
The Company’s domestic insurance companies are New York Marine and Gotham. New York Marine and Gotham underwrite insurance business by accepting risks generally through insurance brokers. The domestic insurance companies engage in business in all 50 states and also accept business risks in such worldwide regions as Europe, Asia, and Latin America. See “Regulation.” The Company’s domestic insurance agencies are MMO, PMMO and Midwest. These agencies underwrite all the business for the domestic insurance companies.
The Company considers the four lines of business underwritten by its domestic insurance/agency companies as appropriate segments to report its business operations. The Company’s overall performance is evaluated through its four main business segments. For additional segment disclosure see note 14 of Notes to Consolidated Financial Statements.
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
Charters’ Legal Liability: Provides coverage for liabilities arising out of the operation of leased or chartered watercraft.
Shoreline Marine Liability Exposures: Provides coverage for ship builders, ship repairers, wharf owners, stevedores and terminal operators for liabilities arising out of their operations.
Marine Contractor’s Liability: Provides coverage for liabilities arising out of onshore and offshore services provided to the marine and energy industries.
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
Inland marine/fire insurance traditionally covers property while being transported, or property of a movable, or “floating,” nature and includes the following:
Contractor’s Equipment: Provides coverage for physical damage to various types of fixed and mobile equipment used in the contracting and service industries.
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
Other Lines including:
Workers Compensation: Provides excess liability coverage for self-insured workers compensation trusts.
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
Since January 1, 2001, the Company has entered into a number of new specialty lines of business identified above including professional liability, commercial real estate, employment practices liability, surety, excess workers’ compensation and commercial automobile insurance. The Company continues to look for appropriate opportunities to diversify its business portfolio by offering new lines of insurance in which management believes the Company has sufficient underwriting and claims expertise. However, because of the Company’s limited history in these new lines, it may impact management’s ability to successfully develop these new lines or appropriately price and reserve for the ultimate loss associated with these new lines. Due to the Company’s limited history in these lines, management may have less experience managing the development and growth of such lines than some of our competitors. Additionally, there is a risk that the lines of business into which the Company expands will not perform at the level it anticipates.
Aircraft insurance provides insurance primarily for commercial aircraft and includes hull and engine insurance, liability insurance as well as products liability insurance. Coverage is written on a direct and assumed reinsurance basis. The Company ceased writing any new policies covering aircraft insurance as of March 31, 2002.
MMO London consisted of insurance participation in Lloyd’s. Lloyd’s provided worldwide venues for MMO London to underwrite insurance. MMO London has not provided capacity to any Lloyd’s syndicate since January 1, 2002. Accordingly, there have been no underwriting activities from MMO London for the years ended 2005, 2004 and 2003, respectively. Business obtained by MMO London through Syndicate 1265 included ocean marine insurance.
The following tables set forth the Company’s gross and net written premiums, after reinsurance ceded.

NYMAGIC Gross Premiums Written
By Segment	Year Ended December 31,
	2005		2004		2003
	(Dollars in thousands)
Ocean Marine	$105,628	53%	$104,726	57%	$94,649	66%
Inland Marine/Fire	25,000	12%	16,878	9%	16,515	12%
Other Liability	69,346	35%	61,688	34%	28,468	20%

Subtotal	199,974	100%	183,292	100%	139,632	98%
Run off lines (Aircraft)	396	—	342	—	3,565	2%

Total	$200,370	100%	$183,634	100%	$143,197	100%

NYMAGIC Net Premiums Written
By Segment	Year Ended December 31,
	2005		2004		2003
	(Dollars in thousands)
Ocean Marine	$70,596	53%	$82,689	60%	$67,744	69%
Inland Marine/Fire	8,452	6%	5,255	4%	4,833	5%
Other Liability	54,592	41%	49,190	36%	22,961	23%

Subtotal	133,640	100%	137,134	100%	95,538	97%
Run off lines (Aircraft)	252	—	(6)	—	2,769	3%

Total	$133,892	100%	$137,128	100%	$98,307	100%

Reinsurance Ceded
Ceded premiums written to reinsurers in 2005, 2004 and 2003 amounted to $66.5 million, $46.5 million and $44.9 million, respectively.
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
Generally, the Managers place reinsurance with companies which initially have an A.M. Best rating of A- (Excellent) or greater or which have sufficient financial strength, in management’s opinion, to warrant being used for reinsurance protection. The Managers also examine financial statements of reinsurers and review such statements for financial soundness and historical experience. In addition, the Company, through the pools, withholds funds and may obtain letters of credit under reinsurance treaties in order to collateralize the obligations of reinsurers. The Company monitors the financial status of all reinsurers on a regular basis.
The Company, through the pools, attempts to limit its exposure from losses on any one occurrence through the use of various excess of loss, quota share and facultative reinsurance arrangements and endeavors to minimize the risk of default by any one reinsurer by reinsuring risks with many different reinsurers. The Company utilizes many separate reinsurance treaties each year, generally with a range of 1 to 15 reinsurers participating on each treaty. Some reinsurers participate on multiple treaties. The Company also utilizes quota share reinsurance treaties in which the reinsurers participate on a set proportional basis in both the premiums and losses. Additionally, the Company utilizes excess of loss reinsurance treaties in which the reinsurers, in exchange for a minimum premium, subject to upward adjustment based upon premium volume, agree to pay for that part of each loss in excess of an agreed upon amount. The Company’s retention of exposure, net of these treaties, varies among its different classes of business and from year to year, depending on several factors, including the pricing environment on both the direct and ceded books of business and the availability of reinsurance.

Until January 1, 2004, the Company generally obtained reinsurance for each line of business to reduce its exposure to a maximum of $2 million for any one risk or occurrence. From time to time, however, the Company has retained liability in excess of $2 million for any one insured or any one occurrence. Such instances generally reflected a business decision regarding the cost and/or the availability of reinsurance.
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
In 2004, the Company increased its exposure in the ocean marine line to a net loss retention of up to $4 million for any one occurrence. In 2005, the Company reduced its exposure in the ocean marine line to a net loss retention of $3 million for any one occurrence and in 2006 the Company increased its exposure in the ocean marine line to $6 million on any one occurrence, but $5 million on any one risk. As a result of the tightening in the reinsurance market in 2006, the Company excluded energy business with exposures in the Gulf of Mexico from its ocean marine reinsurance program. The Company has purchased additional reinsurance protection in 2006 for this portion of its energy business to reduce the potential impact of future catastrophe losses to the Company. With regard to its other lines, the Company endeavors to limit its exposure to a maximum of $2 million on any one risk.
The Company attempts to limit its exposure from catastrophes through the purchase of general excess of loss reinsurance, which provides coverage in the event that multiple insureds incur losses arising from the same occurrence. These coverages require the Company to pay a minimum premium, subject to upward adjustment based upon premium volume. The treaties, which extend in general for a twelve-month period, obligate the reinsurers to pay for the portion of the Company’s aggregate losses (net of specific reinsurance) that fall within each treaty’s coverage.
In the event of a loss, the Company may be obligated to pay additional reinstatement premiums under its excess of loss reinsurance treaties up to the amount of the original premium paid under such treaties. Every effort is made to purchase sufficient reinsurance coverage, including adequate reinstatements of the underlying reinsurance layers, to protect the Company against the cumulative impact of several losses arising from a single occurrence, but there is no guarantee that such reinsurance coverage will prove sufficient.
In 2005 the Company incurred gross losses of approximately $70.8 million in connection with Hurricanes Katrina and Rita, but because of the availability of its reinsurance the Company incurred $6.6 million in net losses. In addition, the Company incurred approximately $14.8 million in reinsurance reinstatement premium costs in connection with these losses.
The Company reinsures risks with several domestic and foreign reinsurers as well as syndicates of Lloyd’s. The Company’s largest unsecured reinsurance receivables as of December 31, 2005 were from the following reinsurers:

Reinsurer	Amounts	A.M. Best Rating
	(in millions)
Lloyd’s Syndicates	$58.4	A (Excellent)
Swiss Reinsurance America Corp.	21.1	A+ (Superior)
Folksamerica Reinsurance Company	13.1	A (Excellent)
Platinum Underwriters Reinsurance Company	8.2	A (Excellent)
Lloyd’s (Equitas)	8.1	NR-3 (Rating Procedure Inapplicable)
GE Reinsurance Corp.	7.8	A (Excellent)
FM Global (Arkwright)	7.5	A+ (Superior)
XL Reinsurance America Inc.	6.9	A+ (Superior)
Liberty Mutual Insurance Company	4.6	A (Excellent)
Berkley Insurance Company	4.2	A (Excellent)
Everest Reinsurance	4.1	A+ (Superior)

Total	$144.0
The reinsurance contracts with the above listed companies are generally entered into annually and provide coverage for claims occurring while the relevant agreement was in effect, even if claims are made in later years. The contract with Arkwright was entered into with respect to their participation in the pools.
Lloyd’s maintains a trust fund, which was established for the benefit of all United States ceding companies. For the three most recent years for which Lloyd’s has reported results, 2002, 2001 and 2000, a profit was reported for 2002 and losses were reported for 2001 and 2000. Lloyd’s is expected to report a profit for 2004 and 2003. Lloyd’s receivables represent amounts due from approximately 111 different Lloyd’s syndicates.
Equitas, a Lloyd’s company established to settle claims for underwriting years 1992 and prior, maintains policyholders’ surplus at March 31, 2005 of approximately 476 million Pounds Sterling (unaudited) (US $869 million). However, given the uncertainty surrounding the adequacy of surplus and sufficiency of assets in Equitas to meet its ultimate obligations, there is a reasonable possibility that the Company’s collection efforts relating to reinsurance receivables from Equitas may be adversely affected in the future.
At December 31, 2005, the Company’s reinsurance receivables from reinsurers other than those listed above were approximately $171 million, including amounts recoverable for paid losses, case loss reserves, IBNR losses and unearned premiums, and net of ceded balances payable. This amount is recoverable collectively from approximately 550 reinsurers or syndicates, no single one of whom was liable to the Company for an unsecured amount in excess of approximately $3 million.
Approximately 85% of the Company’s total reinsurance receivables as of December 31, 2005 are fully collateralized by letters of credit and or funds withheld, or reside with entities rated “A-” or higher by A.M. Best Company, or are subject to offsetting balances.
On March 2, 2006, A.M. Best Company downgraded the financial strength ratings of Quanta Capital Holding Ltd. (Quanta) to B++ from A-. The Company currently has total recoverables from Quanta of approximately $4.2 million, before letters of credit and ceded payable balances collectively amounting to $5.7 million. The Company believes it has adequate collateral to support its overall recoverables from Quanta.
The only reinsurer that has received funds from the Company in the past three years and failed to honor its obligations to us is Lloyd’s, but we subsequently recovered all paid loss balances currently due from Lloyd’s through an arbitration proceeding. However, some of the reinsurers to which we previously ceded premiums are contesting coverage issues and their obligations to reinsure claims we paid on liability policies written during the period 1978 to 1985. The paid balances due from these companies collectively amount to approximately $1.5 million as of December 31, 2005. These reinsurers may also contest coverage on loss reserves ceded to them that will be paid in future periods. We are vigorously enforcing collection of these reinsurance receivables through arbitration proceedings and/or commutation, but an unfavorable resolution of these arbitration proceedings and commutation negotiations could be material to our results of operations. The estimated amounts due from financially impaired reinsurers are included in our reserves for doubtful accounts on reinsurance receivables of $16.7 million and $12.4 million as of December 31, 2005 and December 31, 2004, respectively. The increase in the reserve for 2005 was primarily attributable to increases in ceded incurred losses arising from asbestos claims.
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
Case loss reserves are determined by evaluating reported claims on the basis of the type of loss involved, knowledge of the circumstances surrounding the claim and the policy provisions relating to the type of loss. IBNR losses are estimated on the basis of statistical information with respect to the probable number and nature of losses, which have not yet been reported. The Company’s IBNR is based upon a review of its historical reported loss development patterns. The establishment of reserves (and the increase in reserves) has the effect of reducing income while the reduction of reserves increases income.
The loss settlement period for payment of insurance claims may be many years, and during this period it often becomes necessary to adjust the estimate of liability on a claim either upward or downward. The classes of marine, aircraft and non-marine liability insurance written by the Company include liability classes which historically have had longer periods of time between occurrence of an insurable event, reporting of the claim to the Company and final settlement. In such cases, the Company is forced to estimate reserves with the possibility of making several adjustments to reserves during this time period. Other classes of insurance, such as property and claims-made non-marine liability classes, historically have had shorter periods of time between occurrence of an insurable event, reporting of the claim to the Company and final settlement. The reserves with respect to such classes are less likely to be readjusted. As the Company increases its production in the other liability line of business, there may be changes in the level of loss reserves that the Company carries depending upon the ultimate payout and incurred loss patterns of these losses. Our professional liability class is written on a claims-made basis and other sources of new production such as excess workers compensation are derived from liability classes written on an occurrence basis. Therefore, depending on the level of writings achieved in each of these classes, the overall level of loss reserves carried may vary at the end of any reporting period.
Prior to 1997, when the Company began to write 100% of the business produced by the pools, the Company, from time to time, increased our participation in the pools. The effect of each such increase was prospective in nature and does not affect the loss reserves set forth herein for the years prior to the effective date of any such change in participation percentage.

The Company is required to maintain reserves to cover our estimated ultimate liability of losses and loss adjustment expenses for both reported and unreported claims incurred. These reserves are what management estimates the settlement and administration of claims will cost, based on our assumptions and facts and circumstances known to the Company. Because of the uncertainties that surround estimating loss reserves and loss adjustment expenses, the Company cannot be certain that ultimate losses will not exceed these estimates of losses and loss adjustment reserves. The low frequency and high severity of many of the risks we insure coupled with the protracted settlement period make it difficult to assess the adequacy of our loss reserves. The level of catastrophe losses has fluctuated in the past and may fluctuate in the future. For example, after tax losses resulting from catastrophes in 2005, 2004 and 2003 amounted to $13.9 million, $2.9 million and $0 million respectively. If our reserves are insufficient to cover our actual losses and loss adjustment expenses, we would have to augment our reserves and incur a charge to our earnings. These charges could be material.
Unpaid losses and loss adjustment expenses for each segment on a gross and net of reinsurance basis as of December 31, 2005 were as follows:

	Gross	Net
	(in thousands)
Ocean marine	$243,033	$133,000
Inland marine/fire	27,624	8,361
Other liability	172,197	110,756
Aircraft	146,011	37,100

Total	$588,865	$289,217

In 2001, the Company recorded losses in its aircraft line of business as a result of the terrorist attacks of September 11, 2001 on the World Trade Center, the Pentagon and the hijacked airliner that crashed in Pennsylvania (collectively, the “WTC attack”). The ultimate gross and net liability for unpaid losses resulting from the WTC attack represent the estimated ultimate costs of all incurred claims and claim adjustment expenses. Since the gross liability and related reinsurance recoverables are based on estimates, the Company’s ultimate liability may change from the amount provided currently, depending upon revisions in gross loss estimates and the interpretation of the number of occurrences in the WTC attack based upon the aircraft ceded reinsurance treaties. For example, in 2004 the Company became aware of additional information that allowed us to reduce loss reserves relating to the terrorist attacks of September 11, 2001 on the Pentagon and the hijacked airliner that crashed in Pennsylvania. This amounted to a reduction of $16.3 million and $8.3 million in gross and net loss reserves, respectively, to the Company. An additional $1.2 million of gross and net loss reserves were further reduced during 2005 due to additional information obtained that warranted the decrease.
Asbestos and Environmental Reserves
Our insurance subsidiaries are required to record an adequate level of reserves necessary to provide for all known and unknown losses on insurance business written. Our insurance subsidiaries have not had difficulties in maintaining reserves in recent years at aggregate levels which management believes to be adequate based on management’s best estimates, but the loss reserving process is subject to many uncertainties as further described herein.
The difficulty in estimating our reserves is increased because the Company’s loss reserves include reserves for potential asbestos and environmental liabilities. Asbestos and environmental liabilities are difficult to estimate for many reasons, including the long waiting periods between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage. Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for asbestos and environmental liabilities.
The Company participated in the issuance of both umbrella casualty insurance for various Fortune 1000 companies and ocean marine liability insurance for various oil companies during the period from 1978 to 1985. Depending on the calendar year, the insurance pools’ net retained liability per occurrence after applicable reinsurance ranged from $250,000 to $2,000,000. Subsequent to this period, the pools substantially reduced their umbrella writings and coverage was provided to smaller assureds. The Company’s effective pool participation on such risks varied from 11% in 1978 to 59% in 1985. Ocean marine and non-marine policies issued during the past three years also provide some coverage for environmental risks.
At December 31, 2005, the Company’s gross, ceded and net loss and loss adjustment expense reserves for all asbestos/environmental policies amounted to $72.2 million, $59.2 million and $13.0 million, as compared to $70.7 million, $57.9 million and $12.8 million at December 31, 2004.
The Company provides for IBNR on Asbestos and Environmental liabilities after considering various reserving methodologies. One methodology considers a specific ground up analysis which reviews the potential exposure based upon actual policies issued by MMO. Other methodologies include industry survival ratios and market share statistics per loss settlement.
The Company believes that the uncertainty surrounding asbestos/environmental exposures, including issues as to insureds’ liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions renders it difficult to determine the ultimate loss for asbestos/environmental related claims. Given the uncertainty in this area, losses from asbestos/environmental related claims may develop adversely and accordingly, management is unable to reasonably predict the range of possible losses that could arise from asbestos/environmental related claims. Accordingly, the Company’s net unpaid loss and loss adjustment expense reserves in the aggregate, as of December 31, 2005, represent management’s best estimate of the losses that arise from asbestos and environmental claims.
The following table sets forth the Company’s net loss and loss adjustment expense experience for asbestos/environmental policies for each of the past three years:

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Asbestos/Environmental

Net unpaid losses and loss adjustment expenses (including IBNR) at the beginning of the period	$12,759	$11,797	$12,696
Net incurred losses and loss adjustment expenses	(237)	4,264	753
Net paid loss settlements	638	(3,196)	(1,501)
Net loss adjustment expenses payments (cost of administering claims)	(200)	(106)	(151)

Net unpaid losses and loss adjustment expenses (including IBNR) at end of period	$12,960	$12,759	$11,797

The following sets forth a reconciliation of the number of claims relating to asbestos/environmental policies for each of the past three years:

	Year ended December 31,
	2005	2004	2003

Number of claims pending at beginning of period	475	453	490
Number of claims reported	96	71	54
Number of claims settled/dismissed or otherwise resolved	(102)	(49)	(91)

Number of claims pending at end of period	469	475	453

Claims reported involve a large number of relatively small individual claims of a similar type. Additional asbestos claims continue to be reported to the Company by assureds as a result of claims brought by individuals who do not appear to be impaired by asbestos exposure. There is also an increasing trend in the number of companies seeking bankruptcy protection as a result of asbestos-related liabilities. These bankruptcy proceedings may impact the Company by significantly accelerating and increasing loss payments made by the Company. As a result of these trends, there is a high degree of uncertainty with respect to future exposure from asbestos claims, which may be material to the Company.
Other Reserves
The insurance pools have written coverage for products liability as part of other liability insurance policies issued since 1985. The insurance pools’ maximum loss per risk is generally limited to $1,000,000 and the Company’s participation percentage ranges from 59% to 100% based upon policy year. The Company believes that its reserves with respect to such policies are adequate to cover the ultimate resolution of all such products liability claims.

Loss Reserve Table
The following table shows changes in the Company’s reserves in subsequent years from prior years’ reserves. Each year the Company’s estimated reserves increase or decrease as more information becomes known about the frequency and severity of losses for past years. As indicated in the chart, a “redundancy” means the original estimate of the Company’s consolidated liability was higher than the current estimate, while a “deficiency” means that the original estimate was lower than the current estimate.
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
The second section sets forth the re-estimates in later years of net incurred losses, including net payments, as a percentage of the original estimated net liability for net unpaid losses and loss adjustment expenses for the years indicated. Percentages less than 100% represent a redundancy, while percentages greater than 100% represent a deficiency. The net cumulative redundancy (deficiency) represents, as of December 31, 2005, the aggregate change in the estimates over all prior years. The changes in re-estimates have been reflected in results from operations over the periods shown.
The third section sets forth the cumulative redundancy (deficiency) of unpaid losses and loss adjustment expenses on a gross basis, which represents the aggregate change in the estimates of such losses over all prior years starting with the 1995 calendar year.
The Company calculates its loss reserves on the basis of management’s best estimate and does not calculate a range of loss reserve estimates. In 9 out of the past 10 years, the Company has recorded redundancies in its net loss reserve position. The Company’s considered view, in light of this history, is that management is highly sensitive to the nuances of the Company’s lines of business and that establishing net loss reserves based upon management’s best estimate is a more reliable method of calculating net loss reserves and gives the Company greater assurance that its net loss reserves are appropriate. It is the Company’s position that calculating a range of loss reserve estimates may not reflect all the volatility between existing loss reserves and the ultimate settlement amount. The low frequency and high severity of many of the risks we insure coupled with the protracted settlement period make it difficult to assess the overall adequacy of our loss reserves. Based upon the foregoing, the Company believes that its history of establishing adequate net loss reserves using its best estimate compares favorably with industry experience.
The Company considers a variety of factors in its estimate of loss reserves. These elements include, but are not necessarily limited to, the level of catastrophe losses incurred during the period, the length of the reporting tail (i.e. occurrence versus claims made coverage), the nature of the risk insured (i.e. property versus liability), the level of net retention per loss and the emergence of identifiable trends in the statistical analysis of paid and incurred loss data. Case loss reserves are determined by evaluating reported claims on the basis of the type of loss involved, knowledge of the circumstances surrounding the claim and the policy provisions relating to the type of loss. IBNR losses are estimated on the basis of statistical information with respect to the probable number and nature of losses which have not yet been reported to the Company. The Company uses various actuarial methods in calculating IBNR including an evaluation of IBNR by the use of historical paid loss and incurred data utilizing the Bornheutter-Ferguson method.
Since January 1, 2001, the Company has entered into a number of new specialty lines of business including professional liability, commercial real estate, employment practices liability, surety, excess workers’ compensation and commercial automobile insurance. Because of the Company’s limited history in these new lines, it may impact management’s ability to appropriately reserve for the ultimate loss associated with these new lines. As such, the Company is more likely to react quickly to unfavorable trends, and less likely to respond quickly to favorable development until subsequent confirmation of the favorable loss trend. Management considers many factors when estimating the ultimate loss ratios for these various classes, including industry loss ratios and anticipated loss ratios based upon known experience.

		Year Ended December 31,
Year Ended		1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
December 31
		(Dollars in thousands)
Estimated Liability for Net Unpaid Losses and Loss Adjustment Expenses
		229,916	227,370	222,335	213,589	196,865	199,685	210,953	208,979	242,311	255,479	289,217

Cumulative Amount of Net Losses and Loss Adjustment Expenses Paid as a Percentage of Original Estimate:

1	Year Later	20%	17%	19%	20%	24%	28%	30%	8%	18%	17%
2	Years Later	32%	30%	32%	35%	39%	56%	30%	24%	27%
3	Years Later	42%	42%	43%	43%	53%	64%	41%	32%
4	Years Later	51%	51%	49%	51%	58%	70%	47%
5	Years Later	58%	56%	54%	55%	63%	72%
6	Years Later	62%	58%	57%	59%	64%
7	Years Later	64%	61%	61%	60%
8	Years Later	66%	64%	61%
9	Years Later	69%	64%
10	Years Later	69%

Net Liability Re-estimated including Cumulative Net Paid Losses and Loss Adjustment Expenses as a Percentage of Original Estimate:

1	Year Later	94%	90%	91%	94%	96%	105%	102%	99%	94%	95%
2	Years Later	87%	87%	87%	87%	94%	108%	101%	94%	89%
3	Years Later	86%	85%	83%	84%	95%	104%	96%	90%
4	Years Later	86%	83%	81%	85%	91%	103%	94%
5	Years Later	85%	82%	81%	82%	92%	102%
6	Years Later	84%	82%	80%	83%	90%
7	Years Later	84%	80%	81%	82%
8	Years Later	83%	83%	81%
9	Years Later	86%	82%
10	Years Later	85%

Net Cumulative		33,485	40,600	43,070	38,997	19,372	(3,595)	12,891	20,402	27,766	13,247
	Redundancy/(Deficiency)

Gross Unpaid		417,795	411,837	388,402	401,584	425,469	411,267	534,189	516,002	518,930	503,261	588,865
	Losses and Loss Adjustment Expenses

Reinsurance		187,879	184,467	166,067	187,995	228,604	211,582	323,236	307,023	276,619	247,782	299,648
	Recoverable on Unpaid Losses and Loss Adjustment Expenses

Reserve		442,584	405,178	421,977	447,732	460,469	466,784	570,300	502,137	480,014	481,698
	Re-estimated Gross

Reserve		246,153	218,409	242,712	273,140	282,976	263,504	372,238	313,560	265,469	239,466
	Re-estimated Reinsurance Recoverable

Gross Cumulative		(24,789)	6,659	(33,576)	(46,148)	(35,000)	(55,517)	(36,111)	13,865	38,916	21,564
	Redundancy/(Deficiency)
The net loss reserve deficiency reported for the 2000 calendar year reflects adverse development from the Company’s operations in MMO London due to higher than expected claim frequencies and the emergence of longer than expected loss development patterns. Also contributing to the increase were provisions made for insolvent or financially impaired reinsurers and adverse development from the Company’s other liability line reflecting umbrella exposures. The 2000 calendar year reported deficiency was partially offset by favorable development in the ocean marine line of business.
Gross loss reserve deficiencies were reported in 6 out of 10 years. Even though gross deficiencies were reported in those years, the Company reported redundancies in net loss reserves in all but one year. The gross loss reserve deficiencies were brought about primarily by adverse development from MMO London in 1998-2000 and adverse gross loss development in its umbrella (other liability) losses as a result of the additional development of asbestos losses occurring from the 1970s and 1980s. Asbestos and environmental liabilities are difficult to estimate for many reasons, including the long waiting periods between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the damage. Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for asbestos and environmental liabilities. However, much of this gross loss reserve deficiency in the other liability line resulted in smaller net deficiencies due to a substantial amount of the gross loss reserve being reinsured. The smaller net deficiencies were more than offset by redundancies occurring in the Company’s ocean marine line. In addition, a few large severity losses in the Company’s core lines also contributed to adverse gross loss development. These losses were also substantially reinsured and thereby resulted in an insignificant impact on net development.
The favorable development of net incurred losses for the 2001 year reflect reductions made in the 2004 calendar year in gross and net reserves of approximately $16.3 million and $8.3 million, respectively, as a result of reductions in loss reserves relating to the terrorist attacks of September 11, 2001 on the Pentagon and the hijacked airliner that crashed in Pennsylvania.
The following table provides a reconciliation of the Company’s consolidated liability for losses and loss adjustment expenses at the beginning and end of 2005, 2004 and 2003:

	Year ended December 31,
	2005	2004	2003
	(In thousands)
Net liability for losses and loss adjustment expenses at beginning of year	$255,479	$242,311	$208,979

Provision for losses and loss adjustment expenses occurring in current year	105,537	81,518	57,125
Increase (decrease) in estimated losses and loss adjustment expenses for claims occurring in prior years(1)	(13,247)	(14,960)	(1,410)

Net loss and loss adjustment expenses Incurred	92,290	66,558	55,715

Less:
Losses and loss adjustment expense payments for claims occurring during:
Current year	15,453	10,287	5,241
Prior years	43,099	43,103	17,142

	58,552	53,390	22,383
Net liability for losses and loss adjustment expenses at year end	289,217	255,479	242,311

Ceded unpaid losses and loss adjustment expenses at year end	299,648	247,782	276,619

Gross unpaid losses and loss adjustment expenses at year end	$588,865	$503,261	$518,930

(1)	The adjustment to the consolidated liability for losses and loss adjustment expenses for losses occurring in prior years reflects the net effect of the resolution of losses for other than full reserve value and subsequent readjustments of loss values.

The $13 million decrease in 2005 primarily reflected favorable development in the ocean marine line of business, particularly in the 2001-2003 accident years. Although the Company’s net loss retention increased substantially in the ocean marine line during the 2001-2003 years from previous years, the actual loss emergence is developing less than previously anticipated. The other liability line also reported favorable development in years prior to 2002 resulting from a lower than expected emergence of losses attributable to a shorter loss reporting tail than originally estimated. While the business written in the other liability line of business changed substantially in 2002, if similar trends appear in subsequent periods for accident years 2002 and subsequent, there may be additional favorable development to report for those periods. However, we cannot be assured that such favorable trends will continue. Further contributing to the increase was favorable development of aircraft loss reserves largely attributable to the 2001 accident year. The favorable loss development in 2005 was partially offset by net adverse loss development resulting from provisions made for insolvent, financially impaired reinsurers and commuted reinsurance contracts, partly as a result of an increase in ceded incurred losses relating to a few specific asbestos claims.

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

The principal differences between the consolidated liability for unpaid losses and loss adjustment expenses as reported in the Annual Statement filed with state insurance departments in accordance with statutory accounting principles and the liability based on generally accepted accounting principles shown in the above tables are due to the Company’s assumption of loss reserves arising from former participants in the insurance pools, and reserves for uncollectible reinsurance. The loss reserves shown in the above tables reflect in each year salvage and subrogation accruals of approximately 1% to 6% of case reserves and IBNR. The estimated accrual for salvage and subrogation is based on the line of business and historical salvage and subrogation recovery data. Under neither statutory nor generally accepted accounting principles are loss and loss adjustment expense reserves discounted to present value.
The following table sets forth the reconciliation of the consolidated net liability for losses and loss adjustment expenses based on statutory accounting principles for the domestic insurance companies to the consolidated amounts based on accounting principles generally accepted in the United States of America (“GAAP”) as of December 31, 2005, 2004 and 2003:

	Year ended December 31,
	2005	2004	2003
	(In thousands)
Net liability for losses and loss adjustment expenses reported based on statutory accounting principles	$267,955	$240,376	$228,760
Liability for losses and loss adjustment expenses assumed from two former pool members (excludes $3,000, $3,096 and $3,117 at December 31, 2005, 2004 and 2003, accounted for in the statutory liability for losses and loss adjustment expenses)	11,609	9,786	4,371
Other, net	9,653	5,317	9,180

Net liability for losses and loss adjustment expenses reported based on GAAP	289,217	255,479	242,311
Ceded liability for unpaid losses and loss adjustment expenses	299,648	247,782	276,619

Gross liability for unpaid losses and loss adjustment expenses	$588,865	$503,261	$518,930

Regulation
The Company’s domestic insurance companies are regulated by the insurance regulatory agencies of the states in which they are authorized to do business. New York Marine is licensed to engage in the insurance business in all states. Gotham is permitted to write excess and surplus lines insurance on a non-admitted basis in all states. Gotham is licensed to engage in the insurance business in the state of New York and, as such, cannot write excess and surplus business in that state.
Many aspects of the Company’s insurance business are subject to regulation. For example, minimum capitalization must be maintained; certain forms of policies must be approved before they may be offered; reserves must be established in relation to the amounts of premiums earned and losses incurred; and, in some cases, schedules of premium rates must be approved. In addition, state legislatures and state insurance regulators continually re-examine existing laws and regulations and may impose changes that materially adversely affect the Company’s business.
The domestic insurance company subsidiaries also file statutory financial statements with each state in the format specified by the NAIC. The NAIC provides accounting guidelines for companies to file statutory financial statements and provides minimum solvency standards for all companies in the form of risk-based capital requirements. The policyholders’ surplus (the statutory equivalent of net worth) of each of the domestic insurance companies is above the minimum amount required by the NAIC.
The NAIC’s project to codify statutory accounting principles was approved by the NAIC in 1998. The purpose of codification was to provide a comprehensive basis of accounting for reporting to state insurance departments. The approval of codified accounting rules included a provision for the state insurance commissioners to modify such accounting rules by practices prescribed or permitted for insurers in their state. The insurance companies are domiciled in the State of New York and there were no differences that impacted the Company’s statutory financial statements in 2005, 2004 or 2003 between New York’s prescribed accounting practices and those approved by the NAIC.
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
New York Marine and Gotham are subject to examination by the Insurance Department of the State of New York. The examinations of New York insurance companies normally occur every three to five years. The insurance companies’ most recent examination was for the year ended December 31, 2000. There were no significant adjustments which resulted from that examination. The insurance companies’ have received notice from the Insurance Department of the State of New York that its financial statements for the years 2001 through 2005 will be subsequently examined.
The following table shows, for the periods indicated, the Company’s consolidated domestic insurance companies’ statutory ratios of net premiums written (gross premiums less premiums ceded) to policyholders’ surplus:

	Year ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Net premiums written	$133,892	$137,128	$98,307	$106,140	$78,438
Policyholders’ surplus	186,848	181,633	186,325	180,394	152,061

Ratio	.72 to 1	.75 to 1	.53 to 1	.59 to 1	.52 to 1
While there are no statutory requirements applicable to the Company which establish permissible premium to surplus ratios, guidelines established by the NAIC provide that the statutory net premiums written to surplus ratio should be no greater than 3 to 1. The Company is well within those guidelines.
NYMAGIC’s principal source of income is dividends from its subsidiaries, which are used for payment of operating expenses, including interest expense, loan repayments and payment of dividends to NYMAGIC’s shareholders. The maximum amount of dividends that may be paid to NYMAGIC by the domestic insurance company subsidiaries is limited to the lesser of 10% of policyholders’ surplus or 100% of adjusted net investment income, as defined under New York Insurance Law. Within this limitation, the maximum amount which could be paid to the Company out of the domestic insurance companies’ surplus to the holding company was approximately $14 million as of December 31, 2005.
The Company’s subsidiaries have paid dividends to the Company of $8.5 million, $15.5 million and $9.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. Included within these amounts were extraordinary dividends of $0, $15 million and $5 million for 2005, 2004 and 2003, respectively.
Each of New York Marine and Gotham is required to invest an amount equal to the greater of its minimum capital or its minimum policyholder surplus in obligations of the United States, obligations of the State of New York or its political subdivisions, obligations of other states and obligations secured by first mortgage loans. Sixty percent of that amount is required to be invested in obligations of the United States or obligations of the State of New York or its political subdivisions. In addition, each of New York Marine and Gotham is required to invest an amount equal to 50% of the aggregate amount of its unearned premium, loss and loss adjustment expense reserves in the following categories: cash, government obligations, obligations of U.S. institutions, preferred or guaranteed shares of U.S. institutions, loans secured by real property, real property, certain permitted foreign investments and development bank obligations. Investments in the foregoing categories are also subject to detailed quantitative and qualitative limitations applicable to individual categories and to an overall limitation that no more than 10% of each insurance company’s assets may be invested in any one institution. After each of New York Marine and Gotham invests an amount equal to 50% of its unearned premium, loss and loss adjustment reserves in the foregoing investments, each of New York Marine and Gotham may invest in equity and partnership interests, securities issued by registered investment companies and other otherwise impermissible investments, subject to applicable laws and regulatory requirements.
Several states have established guaranty funds which serve to provide the assured with payments due under policies issued by insurance companies that have become insolvent. Insurance companies that are authorized to write in states are assessed a fee, normally based on direct writings in a particular state, to cover any payments made or to be made by guaranty funds. New York Marine and Gotham are subject to such assessments in the various states. The amounts paid for such assessments were approximately $194,000, $185,000 and $121,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
The Terrorism Risk Insurance Act of 2002 (“TRIA”) became effective on November 26, 2002 and has been extended through December 31, 2007. TRIA applies to all licensed and surplus lines insurers doing business in the United States, including Lloyd’s and foreign insurers, who are writing commercial property or casualty insurance. Under TRIA, the federal government will provide the insurance industry with assistance in the event there is a loss from certain acts of terrorism. Each insurer has an insurer deductible under TRIA, which is based upon the prior year’s direct commercial earned premiums. For 2005, that deductible was 15% of direct commercial earned premiums in 2004. The insurer deductible percentage is 17.5% in 2006. In 2006 for losses exceeding the insurer deductible, the federal government will reimburse the insurer for 90% of insured losses, while the insurer retains 10%. In 2007 the federal government will reimburse the insurer for 85% of insured losses while the insurer retains 15%. The Company’s insurer deductible under TRIA would have been approximately $11 million in 2004, and $21 million in 2005 and would be $25 million in 2006.
The TRIA will assist the Company to mitigate our exposure in the event of loss from an act of terrorism. In addition, part of the insurer deductible might be satisfied by recoveries under the Company’s existing reinsurance program. In 2005 the Company further minimized its potential loss from an act of terrorism by purchasing reinsurance protection for a one year period covering a limit of $12,000,000 in excess of the first $4,000,000 retained losses to the Company arising from terrorist acts. The Company elected not to purchase such reinsurance for 2006.
Investment Policy
The Company follows an investment policy, which is reviewed quarterly and revised periodically by management and is approved by the Finance Committee of the Board of Directors. The investments of the Company’s subsidiaries conform to the requirements of the New York State Insurance Law and Regulations as well as the National Association of Insurance Commissioners (the “NAIC”) (See “Regulations”). The Company recognizes that an important component of its financial results is the return on invested assets. As such, management establishes the appropriate mix of traditional fixed income securities and other investments (including equity and equity-type investments; e.g. hedge funds) to maximize rates of return while minimizing undue reliance on low quality securities. Overall investment objectives are to (i) seek competitive after-tax income and total return as appropriate, while being cognizant of the impact certain investment decisions may have on the Company’s shareholders’ equity, (ii) maintain, in aggregate, medium to high investment grade fixed income asset quality, (iii) ensure adequate liquidity and marketability to accommodate operating needs, (iv) maintain fixed income maturity distribution commensurate with the Company’s business objectives and (v) provide portfolio flexibility for changing business and investment climates. The Company’s investment strategy incorporates guidelines (listed below) for asset quality standards, asset allocations among investment types and issuers, and other relevant criteria for the investment portfolio. In addition, invested asset cash flows, from both current income and investment maturities, are structured after considering the amount and timing of projected liabilities for losses and loss adjustment expenses under New York Marine and Gotham’s insurance policies using actuarial models.
The investment policy for the Company as of December 31, 2005 was as follows:
Liquidity Portfolio: The Company may invest, without limitation, in liquid instruments. Investments in the Liquidity Portfolio may include, but are not necessarily limited to, cash, direct obligations of the U.S. Government, repurchase agreements, obligations of government instrumentalities, obligations of government sponsored agencies, certificates of deposit, prime bankers acceptances, prime commercial paper, corporate obligations and tax-exempt obligations rated Aa3/AA- or MIG2 or better. The liquidity portfolio shall consist of obligations with one year’s duration or less at the time of purchase and will be of sufficient size to accommodate the Company’s expected cash outlays for the immediate six-month period.
Fixed Income Portfolio: Obligations of the U.S. Government, its instrumentalities and government-sponsored agencies will not be restricted as to amount or maturity. Asset backed securities, corporate obligations, tax-exempt securities and preferred stock investments with sinking funds will not be restricted as to maturity. At least 50% of the fixed income and liquidity portfolio, collectively, shall be rated at minimum Baa2 by Moody’s or BBB by S&P.
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
The investment policy for New York Marine as of December 31, 2005 was as follows:
Liquidity Portfolio: At least $20,000,000 will be maintained in liquid funds. Investments in the liquidity portfolio shall be limited to cash, direct obligations of the U.S. Government, repurchase agreements, obligations of government instrumentalities, obligations of government sponsored agencies, certificates of deposit, prime bankers acceptances, prime commercial paper, corporate obligations and tax-exempt obligations rated Aa3/AA- or MIG2 or better by Standard & Poor’s (“S&P”) or Moody’s. No investment in the liquidity portfolio will exceed one year’s duration from the time of purchase. No investment in the liquidity portfolio will exceed 5% of policyholders’ surplus at the time of purchase as last reported to the New York State Insurance Department except for direct obligations of the U.S. Government or its instrumentalities or repurchase agreements collateralized by direct obligations of the U.S. Government or its instrumentalities in which case there will be no limit.
Fixed Income Portfolio: Obligations of the U.S. Government, its instrumentalities, and government sponsored agencies will not be restricted as to amount or maturity. At least 75% of the corporate and tax-exempt investments in the fixed income portfolio will be restricted to those obligations rated, at a minimum, Baa3 by Moody’s or BBB- by S&P. For purposes of this calculation, the liquidity portfolio also will be included. Concentration will not exceed 5% of policyholder’s surplus at the time of purchase as last reported to the New York State Insurance Department. However, individual investments in floating rate super senior mortgages rated AAA by S&P, will not exceed 15% of policyholders surplus and collectively will not exceed 50% of total invested assets. For those securities with fixed interest rates, maturities will not exceed 30 years from date of purchase. At least 75% of the investments in asset backed securities shall similarly be rated, at a minimum, Baa3 by Moody’s or BBB- by S&P. Individual issues will be restricted to 5% of policyholder’s surplus at the time of purchase as last reported to the New York State Insurance Department. For those securities with fixed interest rates, maturities will not exceed 30 years from date of purchase. At least 75% of preferred stock investments with sinking funds will, at a minimum, be rated Baa3 by Moody’s or BBB- by S&P. Individual issues will be limited to 5% of policyholder’s surplus.
Equity and Equity-Type Securities (Hedge Funds): Investments in this category (including convertible securities) will not exceed in aggregate 50% of policyholders’ surplus or 30% of total investments whichever is greater. Equity investments in any one issuer will not exceed 5% of policyholders’ surplus at the time of purchase as last reported to the New York State Insurance Department. Investments in any individual hedge fund will not exceed 5% of policyholders’ surplus. For the purposes of this 5% limitation, in the event that an individual hedge fund is comprised of a pool (basket) of separate and distinct hedge funds, then this 5% limitation will apply to the individual funds within the pool (or basket).
Subsidiaries
New York Marine’s investments in subsidiary companies are excluded from the requirements of New York Marine’s investment policy.
The investment policy of Gotham is identical to that of New York Marine, except that at least $5,000,000 will be maintained in the liquidity portfolio.
The following sets forth the allocation of our investment portfolio as of the dates indicated:

	December 31, 2005	Percent	December 31, 2004	Percent
Fixed Maturities Available for Sale (Fair Value):
U.S. Treasury Securities	$10,391,615	1.67%	$10,018,470	1.59%
Municipalities	7,804,938	1.25%	7,652,500	1.21%
Corporate Bonds	231,751,734	37.24%	95,061,930	15.07%

Subtotal	$249,948,287	40.16%	$112,732,900	17.87%
Trading Securities (Fair Value)
Collateralized Debt Obligations	128,348,213	20.62%	17,767,675	2.82%

Total Fixed Maturities and Trading Portfolio	$378,296,500	60.78%	$130,500,575	20.69%
Cash and Short-term Investments (at Cost)	104,516,979	16.79%	309,894,313	49.12%

Total Fixed Maturities, Cash and Short-term Investments	$482,813,479	77.57%	$440,394,888	69.81%
Limited Partnership Hedge Funds (at Equity)	139,590,758	22.43%	190,477,346	30.19%

Total Investment Portfolio	$622,404,237	100.00%	$630,872,234	100.00%
Relationship with Mariner Partners, Inc.
The Company’s investments are monitored by management and the Finance Committee of the Board of Directors. The Company entered into an investment management agreement with Mariner Partners, Inc. (“Mariner”) effective October 1, 2002 that was amended and restated on December 6, 2002. As described in more detail under “Mariner Investment Management Agreement,” under the terms of the agreement, Mariner manages the Company’s and its domestic insurance subsidiaries’ investment portfolios. Fees to be paid to Mariner are based on a percentage of the investment portfolio as follows: .20% of liquid assets, .30% of fixed maturity investments and 1.25% of hedge fund (limited partnership) investments. William J. Michaelcheck, a director of the Company, is Chairman, Chief Executive Officer and the beneficial owner of a majority of the stock of Mariner. George R. Trumbull, Chairman, and a director of the Company, A. George Kallop, President and Chief Executive Officer and a director of the Company, and William D. Shaw, Jr., Vice Chairman and a director of the Company, are also associated with Mariner.
Mariner also entered into a voting agreement with Mark W. Blackman, Blackman Investments, LLC (now Lionshead Investments, LLC) and

certain trusts and foundations affiliated with Louise B. Tollefson, of which Robert G. Simses, a director of the Company, is trustee, on February 20, 2002. As described in more detail under “Voting Agreement,” Mariner, with the approval of two of the three voting agreement participating shareholders, is generally authorized to vote all of the common shares covered by the voting agreement, which constituted approximately 15% of the Company’s issued and outstanding shares of common stock as of March 1, 2006.
The voting agreement also gives Mariner the right to purchase up to 1,350,000 shares of the Company’s common stock from the voting agreement participating shareholders. The option exercise price per share is based on the date the option is exercised. At the time the voting agreement was signed, the option exercise price was $19.00, with the exercise price increasing $0.25 per share every three months, subject to deduction for dividends paid. The exercise price of the option as of March 1, 2006 was $22.28. Generally, Mariner’s option will expire 30 days after the termination of the voting agreement, which is scheduled to terminate on December 31, 2010, if not terminated earlier.
Voting Agreement
On February 20, 2002, shareholders who are affiliated with the Blackman/Tollefson family entered into a voting agreement with Mariner which affected approximately 15% of the voting power of NYMAGIC as of March 1, 2006.
Mariner is an investment management company founded by William J. Michaelcheck, a member of our Board of Directors. Mr. Michaelcheck is the beneficial owner of the majority of the stock of Mariner. One of Mariner’s wholly-owned subsidiaries, Mariner Investment Group, Inc., which we refer to as the Mariner Group, was founded in 1992 and, together with its affiliates, provides investment management services to investment funds, reinsurance companies and a limited number of institutional managed accounts. The Mariner Group has been a registered investment adviser since May 2003.
The shares subject to the voting agreement were originally held by John N. Blackman, Sr., who founded the Company in 1972 and died in 1988. The shareholders who are parties to the voting agreement are either heirs of Mr. Blackman, whom we refer to as our founder, or entities established or controlled by them. Three of those shareholders are designated in the voting agreement as “participating shareholders” and have the specific rights described below. The participating shareholders are as follows:
•	Mark W. Blackman, a son of our founder and Louise B. Tollefson, is a participating shareholder in his individual capacity. He was a member of our Board of Directors from 1979 until May 2004 and served as our President from 1988 to 1998. He has been our Chief Underwriting Officer since June 2002 and our Executive Vice President since September 2005.

•	John N. Blackman, Jr., a son of our founder and Louise B. Tollefson, acts as a participating shareholder in his dual capacity as controlling member of Lionshead Investments LLC and co-trustee of the Blackman Charitable Remainder Trust dated April 1, 2001. He was a member of our Board of Directors from 1975 until May 2004 and served as Chairman of the Board from 1988 to 1998.

•	Robert G. Simses acts as a participating shareholder in his capacity as sole trustee of the Louise B. Tollefson 2000 Florida Intangible Tax Trust dated December 12, 2000 and the Louise B. Blackman Tollefson Family Foundation dated March 24, 1998. We refer to these trusts and foundations as the Tollefson trusts. The settlor of these trusts, Louise B. Tollefson, is the former wife of our founder and was a member of our Board of Directors from 1986 to 2001. Mr. Simses has been a member of our Board of Directors since 2001. He is also Managing Partner of the law firm of Simses & Associates and President and Chief Operating Officer of The William H. Pitt Foundation Inc.
Amendments to the Voting Agreement
The voting agreement provides that it may be amended or extended by the unanimous written consent of the participating shareholders and Mariner. The voting agreement was amended on January 27, 2003 to extend the duration of the agreement from February 15, 2005 to February 15, 2007 in order to provide Mariner with additional time to improve the performance of NYMAGIC, and in order to allow for the appointment of an eleventh director and David W. Young was chosen for this newly created Board position. Mr. Young is affiliated with Conning Capital Partners VI, L.P., which owns 500,000 shares of our common stock and options to purchase an additional 500,000 shares of our common stock and which we refer to as Conning. The voting agreement was further amended on March 12, 2003 to allow for the appointment of a twelfth director and John T. Baily was chosen for this newly created Board position. In addition, as discussed under “Transferability of NYMAGIC Shares,” a limited waiver was agreed with respect to certain transferability restrictions.
Following the sale of common stock in December 2003 by certain shareholders that are parties to the voting agreement, the Company was no longer a “controlled company” as defined in the New York Stock Exchange Listed Company Manual. Accordingly, the Company was required to have a majority of independent directors by December 16, 2004. In order to permit the Company to comply with this requirement certain provisions of the voting agreement relating to the nomination of directors and the size of the Board of Directors were amended on February 24, 2004. On October 12, 2005 the voting agreement was amended and restated to (i) limit the number of shares subject to the voting agreement; (ii) reduce the number of shares subject to Mariner’s option from 1,800,000 to 1,350,000, (iii) extend the termination date of the voting agreement from February 15, 2007 to December 31, 2010; and, (iv) to adjust the rights of the parties to nominate candidates to the Board of Directors.

Voting Rights of Mariner
The participating shareholders retained significant voting rights over their shares under the amended and restated voting agreement. Mariner may only vote the shares that are subject to the amended and restated voting agreement with the written approval of two of the three participating shareholders. If two of the three participating shareholders fail to approve any vote by Mariner on any matter, then Mariner is not permitted to vote on that matter and generally the participating shareholders are also not permitted to vote on that matter. However, if one of the following types of matters is under consideration and two of the three participating shareholders fail to approve the vote by Mariner, the participating shareholders are entitled to vote their shares instead of Mariner:
•	the merger or consolidation of NYMAGIC into or with another corporation;

•	the sale by NYMAGIC of all or substantially all of its assets;

•	the dissolution and/or liquidation of NYMAGIC; or

•	any recapitalization or stock offering of NYMAGIC.
Election of Directors
Provided that the candidates of the participating shareholders would not be legally disqualified from serving as directors of NYMAGIC, Mariner is required to vote all shares that are subject to the amended and restated voting agreement in favor of the election of those candidates, or any successor or replacement candidates, nominated by the participating shareholders. Mariner is not permitted to vote the shares subject to the amended and restated voting agreement to remove any director nominated by a participating shareholder without the consent of that participating shareholder. In accordance with the general voting provisions discussed above under the heading “Voting Rights of Mariner,” Mariner is permitted to vote the shares subject to the amended and restated voting agreement to elect its own candidates only with the written approval of two of the three participating shareholders. In connection with the election of directors at the annual meeting of shareholders in 2005, all three of the participating shareholders approved the voting of those shares to elect the three candidates nominated by Mariner.
Nomination of Directors
Prior to the amendment and restatement of the voting agreement dated October 12, 2005, the voting agreement provided for our Board of Directors to consist of nine directors. Pursuant to an action taken by our Board of Directors on September 14, 2005 without reference to the voting agreement, the size of the Board was increased in number from nine to 11, and Messrs. A. George Kallop, our President and Chief Executive Officer, who served on our Board of Directors from 2002 to May 2004, and Glenn R. Yanoff, who served on our Board of Directors from 1999 to May 2004, were elected to the Board.
On February 16, 2006, John R. Anderson, Glenn Angiolillo, John T. Baily, A. George Kallop, David E. Hoffman, William J. Michaelcheck, William D. Shaw, Jr., Robert G. Simses, George R. Trumbull, III, Glenn R. Yanoff and David W. Young were nominated for election to the Board at the next annual meeting of shareholders.
•	Prior to the amendment and restatement of the voting agreement, Mariner was entitled to nominate three candidates to the Board. Following the amendment and restatement of the voting agreement, Mariner is entitled to nominate four candidates for election to the Board. The four current directors who were nominated by Mariner are William J. Michaelcheck, George R. Trumbull, III, who serves as our Chairman, William D. Shaw, Jr., who serves as our Vice Chairman and A. George Kallop, the President and Chief Executive Officer of the Company.

•	Prior to the amendment and restatement of the voting agreement, each participating shareholder was entitled to nominate one candidate to the Board. Following the amendment and restatement of the voting agreement, each of Mark W. Blackman and Lionshead Investments, LLC is entitled to nominate one candidate for election to the Board and Robert G. Simses is entitled to nominate two candidates to the Board, provided that the candidates nominated by Mark W. Blackman and Lionshead Investments, LLC and one of the candidates nominated by Mr. Simses shall qualify as independent directors under the rules of the New York Stock Exchange and all other applicable laws and regulations. The two current directors nominated by Mark W. Blackman and Lionshead Investments, LLC are Glenn Angiolillo and John R. Anderson, and the two current directors nominated by Robert G. Simses are Robert G. Simses and Glenn R. Yanoff.

•	Prior to the amendment and restatement of the voting agreement, our Chief Executive Officer was entitled to nominate three candidates to the Board. Following the amendment and restatement of the voting agreement, our Chief Executive Officer is entitled to nominate three candidates for election to the Board, all of whom shall qualify as independent directors under the rules of the New York Stock Exchange and all other applicable laws and regulations. The three current directors who were nominated by Mr. Kallop are David W. Young, John T. Baily and David E. Hoffman.
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
Termination Provisions
The amended and restated voting agreement will terminate upon the earliest to occur of the following dates:
•	December 31, 2010;

•	the merger or consolidation of NYMAGIC into another corporation, the sale of all or substantially all its assets or its dissolution and/or its liquidation;

•	immediately upon the resignation of Mariner as an advisor to NYMAGIC, INC.; or

•	upon written notice of such termination to Mariner from all of the participating shareholders.
Mariner Stock Option
The amended and restated voting agreement also gives Mariner the right to purchase at any time and from time to time up to an aggregate of 1,350,000 shares of our common stock from the participating shareholders in the amounts set forth below opposite each participating shareholder’s name:

•	Mark W. Blackman	225,000 shares

•	Lionshead Investments, LLC	225,000 shares

•	Robert G. Simses, as trustee of the Tollefson trusts	900,000 shares
In the event Mariner exercises this option, Mr. Simses will have the sole right to determine the number of shares to be provided by either one of the Tollefson trusts.
The option exercise price per share is based on the date the option is exercised. At the time the voting agreement was signed, the option exercise price was $19.00, with the exercise price increasing $0.25 per share every three months. The initial exercise price of $19.00 was approximately equal to the mid-point of the market price of our common stock and the book value of our common stock during the period in which the voting agreement was negotiated. The final exercise price, for exercises between November 15, 2010 and December 31, 2010 is $27.75 per share. The exercise price will be adjusted by deducting the cumulative amount of dividends paid by us in respect of each share of its common stock from January 31, 2003 through the date Mariner exercises its option. This option was granted with the intention of aligning Mariner’s interests with the interests of all of our shareholders. The exercise price of the option as of March 1, 2006 was $22.28 per share.
Generally, Mariner’s option will expire 30 days after the termination of the amended and restated voting agreement. However, if the amended and restated voting agreement is terminated prior to December 31, 2010 by unanimous written notice from the participating shareholders, then the option will continue in full force and effect until the close of business on December 31, 2010.
Transferability of the Option
The option granted to Mariner is not transferable except in the following instances, with the assignee agreeing to be bound to the voting agreement:
•	Mariner is permitted to assign the option, in whole or in part, to any one or more of William J. Michaelcheck, William D. Shaw, Jr., George R. Trumbull and A. George Kallop or any other individual employed by or acting as a consultant for Mariner in connection with NYMAGIC.

•	With the written consent of at least two participating shareholders, Mariner or any assignee as described above is permitted to assign the option, in whole or in part, to any one or more other persons.

On April 4, 2002, Mariner entered into an agreement with each of William D. Shaw, Jr., the Company’s Vice Chairman, and A. George Kallop, the Company’s President and Chief Executive Officer, whereby Mariner agreed to hold a portion of the option covering 315,000 shares of NYMAGIC as nominee for each of Mr. Shaw and Mr. Kallop. Effective January 1, 2005, Mr. Shaw waived his interest in the option covering 315,000 shares of NYMAGIC and became a shareholder of Mariner on April 12, 2005 Mariner and George R. Trumbull the Company’s Chairman entered into an agreement pursuant to which Mariner agreed to hold a portion of the option covering 450,000 shares of NYMAGIC as nominee for Mr. Trumbull, and on October 12, 2005 they amended the agreement by reducing the number of option shares to 337,500. On October 12, 2005 Mariner and Mr. Kallop amended their agreement by reducing the number of option shares to 236,250.
Consideration to Mariner
Mariner did not pay any cash consideration to the participating shareholders, nor did the participating shareholders pay any cash consideration to Mariner, in connection with the voting agreement or the amended and restated voting agreement. Mariner’s sole compensation for entering into the voting agreement, as opposed to the investment management arrangement discussed below, is the option to purchase NYMAGIC shares from the participating shareholders. To date, Mariner has not exercised this option, but should it elect to do so, it would pay the option exercise price to the participating shareholders at that time.
Transferability of NYMAGIC Shares
The participating shareholders retain the right to transfer any of the shares covered by the amended and restated voting agreement, provided that the transferred shares remain subject to the amended and restated voting agreement. Mariner waived the requirement that assignees be bound by the voting agreement with respect to 2,150,000 shares sold pursuant to a public offering in December 2003, and 1,092,735 shares purchased by the Company in January 2005.
Mariner Investment Management Arrangement
In addition to the voting agreement, Mariner entered into an investment management agreement with NYMAGIC, New York Marine and Gotham effective October 1, 2002. This investment management agreement was amended and restated on December 6, 2002. Under the terms of the investment management agreement, Mariner manages the Company’s investment portfolios. Mariner may purchase, sell, redeem, invest, reinvest or otherwise trade securities on behalf of the Company. Mariner may, among other things, exercise conversion or subscription rights, vote proxies, select broker dealers and value securities and assets of the Company. Under the terms of the investment management agreement the Company’s investments have been reallocated into the following three categories:
•	the liquidity portfolio (cash management);

•	the fixed-income portfolio (fixed-income investments); and,

•	the hedge fund and equity portfolio (alternative investment vehicles and common and preferred equities).
The investment management agreement does not have a specific duration period and may be terminated by either party on 30 days’ prior written notice.
Fees to be paid to Mariner under the investment management agreement are based on a percentage of the investment portfolio as follows: 0.20% of liquid assets, 0.30% of fixed maturity investments and 1.25% of hedge fund (limited partnership) investments. We incurred Mariner investment expenses of $3,356,928, $3,165,030 and $1,753,021 pursuant to this agreement in 2005, 2004 and 2003, respectively. Assuming this agreement remains in effect, the Company anticipates incurring Mariner investment expenses of approximately $3.3 million pursuant to this agreement in 2006. In the event that assets in the hedge fund and equity portfolio are invested in alternative investment vehicles managed by Mariner or any of its affiliates, the 1.25% advisory fee is waived with respect to those investments, although any fees imposed by the investment vehicles themselves are nonetheless payable. In 2003, the Company entered into a limited partnership hedge fund (Tiptree) managed by a Mariner affiliated company. In 2003, the Company made an investment of $11.0 million, representing a 100% interest in Tiptree, which is consolidated in the Company’s financial statements. Additional investments of $2.7 million and $4.65 million were made in Tiptree in 2005 and 2004, respectively. The Company is committed to investing an additional $16.7 million in Tiptree in 2006. Tiptree invests in collateralized debt obligations. Under the provisions of the agreement, the Mariner affiliated company is entitled to 50% of the net profit realized upon the sale of certain collateralized debt obligations held by the Company. Investment expenses incurred and payable under the Tiptree agreement at December 31, 2005 and December 31, 2004 amounted to $437,842 and $1,459,255, respectively, and were based upon the fair value of those securities held and sold during 2005 and 2004, respectively. The Tiptree agreement also provides for other fees payable to the manager based upon the operations of the hedge fund. There were no other fees incurred through December 31, 2005. The Company cannot withdraw funds from this limited partnership for a minimum period of three years from its initial investment in 2003 without the consent of the hedge fund manager. Any withdrawals made require one year’s prior written notice to the hedge fund manager.

William J. Michaelcheck, a director of the Company, is Chairman and Chief Executive Officer of Mariner and is the beneficial owner of a majority of the stock of Mariner. George R. Trumbull, Chairman and a director of the Company, A. George Kallop, President and Chief Executive Officer and a director of the Company, and William D. Shaw, Jr., Vice Chairman and a director of the Company, are also associated with Mariner. Currently, Mr. Shaw is a shareholder of Mariner and Messrs. Trumbull and Kallop have contractual relationships with Mariner relating to consulting services. The Company has a consulting agreement with William D. Shaw, Jr. pursuant to which it paid him $100,000 in 2005 as well as a bonus of $30,000 in 2006 for consulting services relating to the Company’s managing its relations with the investment community and other managerial advice and counsel in 2005. As noted above, pursuant to the amended and restated voting agreement, Mariner, together with the participating shareholders (Mark W. Blackman, Lionshead Investments, LLC and Robert G. Simses), controlled the vote of approximately 15% of NYMAGIC’s outstanding voting securities as of March 1, 2006.
The Company believes that the terms of the investment management agreement are no less favorable to NYMAGIC and its subsidiaries than the terms that would be obtained from an unaffiliated investment manager for the services provided. The investment management fees paid to Mariner were arrived at through negotiations between the Company and Mariner. All then current directors participated in the discussion of the investment management agreement. In accordance with the Company’s conflict of interest policy, the investment management agreement was approved by an independent committee of the Company’s Board of Directors, which consisted of all directors who were neither Mariner affiliates nor participating shareholders under the voting agreement. Thereafter, the investment management agreement was approved by the entire Board of Directors. Under the provisions of the New York insurance holding company statute, because of the control relationship between Mariner and New York Marine and Gotham, the investment management agreement was submitted for review by the New York State Insurance Department, which examined, among other things, whether its terms were fair and equitable and whether the fees for services were reasonable. Upon completion of that review, the investment management agreement was found to be non-objectionable by the Department.
Subsidiaries
NYMAGIC was formed in 1989 to serve as a holding company for the subsidiary insurance companies. NYMAGIC’s largest insurance company subsidiary is New York Marine which was formed in 1972. NYMAGIC’s other domestic insurance company subsidiary, Gotham, was organized in 1986 as a means of expanding into the excess and surplus lines marketplace. New York Marine and Gotham entered into a Reinsurance Agreement, effective January 1, 1987, under the terms of which Gotham cedes 100% of its gross direct business to New York Marine and assumes 15% of New York Marine’s total retained business, beginning with the 1987 policy year. Accordingly, for policy year 1987 and subsequent, Gotham’s underwriting statistics are similar to New York Marine’s. As of December 31, 2005, 75% and 25% of Gotham’s common stock is owned by New York Marine and NYMAGIC, respectively.
Gotham does not assume or cede business to or from other insurance companies. As of December 31, 2005, New York Marine had aggregate receivables due from Gotham of approximately $43 million, or 25% of New York Marine’s policyholders’ surplus. Gotham had aggregate reinsurance receivables due from New York Marine, as of December 31, 2005, of approximately $64 million, or 104% of Gotham’s policyholders’ surplus.
In 2005 the Company formed Arizona Marine. Its application to the Arizona Department of Insurance for authority to write insurance in Arizona is pending. If and when Arizona Marine receives approval of its application for authority to write property and casualty insurance in Arizona, it will write among other lines of insurance, excess and surplus lines insurance in New York.
MMO was formed in 1964 to underwrite a book of ocean marine insurance and was acquired in 1991 by NYMAGIC. MMO’s activities expanded over the years and it now underwrites a book of ocean marine, inland marine and other liability insurance.
Midwest was formed in 1978 to underwrite a varied book of business located in the Midwest region and was acquired in 1991 by NYMAGIC.
PMMO was formed in 1975 to underwrite a varied book of business located in the West Coast region and was acquired in 1991 by NYMAGIC.
MMO UK was formed in 1997 as a Lloyd’s limited liability corporate capital vehicle, was placed into runoff in 2002 and was sold in 2005.
MMO EU was formed in 1997 as a holding company for MMO UK.
Since 2003, the Company has been a 100% limited partner in Tiptree, that invests in CDO securities, CRS securities and other structured product securities.
Competition
The insurance industry is highly competitive and the companies, both domestic and foreign, against which the Company competes, are often larger and could have greater capital resources than the Company and the pools. The Company’s principal methods of competition are pricing and responsiveness to the individual insured’s coverage requirements.

We compete in the United States and international markets with domestic and international insurance companies. In the area of our primary focus, ocean marine liability, there are approximately 50 insurance companies writing almost $2.5 billion in annual premiums for ocean, drill rig, hull, war, cargo and other marine liability. Our main competitors and their respective shares of this market, as determined by Best’s Aggregates and Averages, 2005 Edition (which used 2004 data), are: ACE INA Group, 11.3%, St. Paul Travelers Company, 10.2%; CNA Insurance Cos., 9.7%; GE Global Insurance Group, 7.4%; Allianz of America, Inc., 6.5%; Chubb Group of Insurance Companies, 6.2%; White Mountains Insurance Group, 6.0%; American Steamship Owners, 6.0% and Navigators Insurance Group, 4.2%. Our market share is approximately 3.3%. We also write opportunistic excess and surplus property and casualty insurance programs for professional liability, commercial real estate, employment practices liability, surety, excess worker’s compensation and commercial automobiles, but given the magnitude of these markets our market share is insignificant.
The Company believes it can successfully compete against other companies in the insurance market due to its philosophy of underwriting quality insurance, its reputation as a conservative well-capitalized insurer and its willingness to forego unprofitable business.
Employees
The Company currently employs 134 persons, of whom 26 are insurance underwriters. None of our employees is covered by a collective bargaining agreement and management considers the relationship with our employees to be good.
Code of Conduct and Corporate Governance Documents
The Company maintains a separate, independent, as defined under the New York Stock Exchange rules, Audit Committee of four directors who have been appointed by the Board of Directors: Messrs. Glenn Angiolillo, John T. Baily (chairman and financial expert), David E. Hoffman and David W. Young.
The Company has adopted a code of ethics for Senior Executive and Financial Officers as well as a code of Business Conduct and Ethics for Directors, Officers and Employees, copies of which are available free of charge, upon request directed to Corporate Secretary, NYMAGIC, INC., 919 Third Avenue, New York, NY 10022.
The Company’s Corporate Governance Guidelines and the charters of the Audit, Human Resources and Nominating/Corporate Governance Committees of the Company’s Board of Directors and the Company’s Code of Business Conduct and Ethics for Directors, Officers and Employees are available on the Company’s Internet web site www.nymagic.com and are available in print to any shareholder upon request to the Corporate Secretary, NYMAGIC, INC. 919 Third Avenue, 10th Floor, New York, NY 10022.
Available Information
We maintain an Internet site at www.nymagic.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as the annual report to stockholders and other information, are available free of charge on this site. The Internet site and the information contained therein or connected thereto are not incorporated by reference into this Form 10-K.
Item 1A. Risk Factors.
The Company’s business involves various risks and uncertainties, including, but not limited to those discussed in this section. This information should be considered carefully, together with the other information contained in this report including the consolidated financial statements and the related notes. If any of the following events actually occur, the Company’s business, results of operations and financial condition could be adversely affected.
Our inability to assess underwriting risk accurately could reduce our net income.
Our underwriting success is dependent on our ability to assess accurately the risks associated with the businesses on which the risk is retained. We rely on the extensive experience of our underwriting staff in assessing these risks and the failure to retain or hire similarly experienced personnel could adversely affect our ability to accurately make those determinations. If we fail to assess accurately the risks we retain, we may fail to establish appropriate premium rates and our reserves may be inadequate to cover our losses, which could reduce our net income. The underwriting process is further complicated by our exposure to unpredictable developments, including weather-related and other natural catastrophes, as well as war and acts of terrorism.

Exposure to catastrophe or severity losses in loss reserves
We are required to maintain reserves to cover our estimated ultimate liability of losses and loss adjustment expenses for both reported and unreported claims incurred. These reserves are only estimates of what we think the settlement and administration of claims will cost based on our assumptions and facts and circumstances known to us. The low frequency and high severity of many of the risks we insure coupled with the protracted settlement period make it difficult to assess the overall adequacy of our loss reserves. Because of the uncertainties that surround estimating loss reserves and loss adjustment expenses, we cannot be certain that ultimate losses will not exceed these estimates of losses and loss adjustment reserves. The level of catastrophe losses has fluctuated in the past and may fluctuate in the future. In 2005 the Company incurred significant catastrophe losses from hurricanes Katrina and Rita. After tax losses resulting from catastrophes in 2005, 2004 and 2003 amounted to $13.9 million, $2.9 million and $0, respectively. If our reserves were insufficient to cover our actual losses and loss adjustment expenses, we would have to augment our reserves and incur a charge to our earnings. These charges could be material.
Decreases in rates or changes in terms for property and casualty insurance could reduce our net income.
We write primarily property and casualty insurance. The property and casualty industry historically has been highly cyclical. Rates for property and casualty insurance are influenced primarily by factors that are outside of our control, including competition and the amount of available capital and surplus in the industry. For example, the substantial losses in the insurance industry arising from the events of September 11, 2001 caused rates in the insurance industry to rise. However, new capital has since flowed into the insurance industry. To the extent that more capital is available, there may be downward pressure on premium rates as a result of increased supply. These factors affecting rates for the industry in general impact the rates we are able to charge. Any significant decrease in the rates for property and casualty insurance could reduce our net income. While rates impact our net income, there is not necessarily a direct correlation between the level of rate increases or decreases and net income because other factors, such as the amount of catastrophe losses and the amount of expenses, also affect net income. Even as rates rise, the percentage average rate increases can fluctuate greatly and be difficult to predict. Prevailing policy terms and conditions in the property and casualty insurance market are also highly cyclical. Changes in terms and conditions unfavorable to insurers, which tend to be correlated with declining rates, could further reduce our net income.
If rating agencies downgrade their ratings of our insurance company subsidiaries, our future prospects for growth and profitability could be significantly and adversely affected.
New York Marine and Gotham, our insurance company subsidiaries, each currently holds an A (“Excellent”) financial strength rating from A.M. Best Company. This is the third highest of fifteen rating levels within A.M. Best’s classification system. Financial strength ratings are used by insureds, insurance brokers and reinsurers as an important means of assessing the financial strength and quality of insurers. Any downgrade or withdrawal of our subsidiaries’ ratings might adversely affect our ability to market our insurance products or might increase our reinsurance costs and would have a significant and adverse effect on our future prospects for growth and profitability.
Our reinsurers may not satisfy their obligations to us.
We are subject to credit risk with respect to our reinsurers because the transfer of risk to a reinsurer does not relieve us of our liability to the insured. In addition, reinsurers may be unwilling to pay us even though they are able to do so. The failure of one or more of our reinsurers to honor their obligations to us or to delay payment would impact our cash flow and reduce our net income and could cause us to incur a significant loss. We previously entered into reinsurance contracts with a reinsurer that is now in liquidation and is seeking $2 million from us. Should the Company be unsuccessful in its defenses, this could reduce net income.
If we are unable to purchase reinsurance and transfer risk to reinsurers or if the cost of reinsurance increases, our net income could be reduced or we could incur a loss.
We attempt to limit our risk of loss by purchasing reinsurance to transfer a significant portion of the risks we assume. The availability and cost of reinsurance is subject to market conditions, which are outside of our control. As a result, we may not be able to successfully purchase reinsurance and transfer risk through reinsurance arrangements. A lack of available reinsurance might adversely affect the marketing of our programs and/or force us to retain all or a part of the risk that cannot be reinsured. If we were required to retain these risks and ultimately pay claims with respect to these risks, our net income could be reduced or we could incur a loss. Our existing reinsurance program may prove to have insufficient reinstatement protection to protect the Company from catastrophes or large severity losses and our net income could be reduced or we could incur a loss.

Our business is concentrated in ocean marine, excess and surplus lines property and excess and surplus lines casualty insurance, and if market conditions change adversely or we experience large losses in these lines, it could have a material adverse effect on our business.
As a result of our strategy to focus on specialty products in niches where we believe that we have underwriting and claims expertise and to decline business where pricing does not afford what we consider to be acceptable returns, our business is concentrated in the ocean marine, excess and surplus lines property and excess and surplus lines casualty lines of insurance. If we are unable to diversify our lines of business and our results of operations from any of these specialty lines are less favorable for any reason, including lower demand for our products on terms and conditions that we find appropriate, flat or decreased rates for our products or increased competition, the reduction could have a material adverse effect on our business.
If we are not successful in developing our new specialty lines, we could experience losses.
Since January 1, 2001, we have entered into a number of new specialty lines of business including professional liability, commercial real estate, employment practices liability, commercial automobile insurance and workers’ compensation excess liability. We continue to look for appropriate opportunities to diversify our business portfolio by offering new lines of insurance in which we believe we have sufficient underwriting and claims expertise. However, because of our limited history in these new lines, there is limited operating history and financial information available to help us estimate sufficient reserve amounts for these lines and to help you evaluate whether we will be able to successfully develop these new lines or appropriately price and reserve for the likely ultimate losses and expenses associated with these new lines. Due to our limited history in these lines, we may have less experience managing their development and growth than some of our competitors. Additionally, there is a risk that the lines of business into which we expand will not perform at the level we anticipate.
Our industry is highly competitive and we may not be able to compete successfully in the future.
Our industry is highly competitive and has experienced severe price competition over the last several years. Most of our main competitors have greater financial, marketing and management resources than we do, have been operating for longer than we have and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. Much of our business is placed through insurance brokers. If insurance brokers were to decide to place more insurance business with competitors that have greater capital than we do, our business could be materially adversely affected. In addition, if we face further competition in the future, we may not be able to compete successfully.
Competition in the types of insurance in which we are engaged is based on many factors, including our perceived overall financial strength, pricing and other terms and conditions of products and services offered, business experience, marketing and distribution arrangements, agency and broker relationships, levels of customer service (including speed of claims payments), product differentiation and quality, operating efficiencies and underwriting. Furthermore, insureds tend to favor large, financially strong insurers, and we face the risk that we will lose market share to larger and higher rated insurers.
The entry of banks and brokerage firms into the insurance business poses new challenges for insurance companies and agents. These challenges from industries traditionally outside the insurance business could heighten the competition in the property and casualty industry.
We may have difficulty in continuing to compete successfully on any of these bases in the future. If competition limits our ability to write new business at adequate rates, our ability to transact business would be materially and adversely affected and our results of operations would be adversely affected.
We are dependent on our key personnel.
Our success has been, and will continue to be, dependent on our ability to retain the services of our existing key executive officers and to attract and retain additional qualified personnel in the future. We consider our key officers to be George Kallop, our President and Chief Executive Officer, George Berg, our senior vice president-claims, Paul Hart, our senior vice president, general counsel and secretary, Thomas Iacopelli, our senior vice president, chief financial officer and treasurer, Mark Blackman, our executive vice president and chief underwriting officer, and David Hamel, our controller. In addition, our underwriting staff is critical to our success in the production of business. While we do not consider any of our key executive officers or underwriters to be irreplaceable, the loss of the services of any of our key executive officers or underwriters or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct our business, for example, by causing disruptions and delays as workload is shifted to existing or new employees.
If Mariner terminates its relationship with us, our business could be adversely affected.
Mariner is party to a voting agreement and an investment management agreement, each described in more detail under “Voting Agreement” and “Mariner Investment Management Arrangement.” Four of our directors and one of our executive officers are affiliated with Mariner. The voting agreement terminates immediately upon Mariner’s resignation as an advisor to us. Mariner also has the right to terminate the investment management agreement upon 30 days’ prior written notice. If Mariner were to terminate its relationship with the Company, the disruption to our management could adversely affect our business.
The value of our investment portfolio and the investment income we receive from that portfolio could decline as a result of market fluctuations and economic conditions.
Our investment portfolio consists of fixed income securities including mortgage backed securities, short-term U.S. government-backed fixed income securities and a diversified basket of hedge funds. Both the fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions.
For example, the fair market value of our fixed income securities increases or decreases in an inverse relationship with fluctuations in interest rates. The fair market value of our fixed income securities can also decrease as a result of any downturn in the business cycle that causes the credit quality of those securities to deteriorate. Similarly, hedge fund investments are subject to various economic and market risks. The risks associated with our hedge fund investments may be substantially greater than the risks associated with fixed income investments. Consequently, our hedge fund portfolio may be more volatile and the risk of loss greater than that associated with fixed income investments. Furthermore, because the hedge funds in which we invest sometimes impose limitations on the timing of withdrawals from the funds, our inability to withdraw our investment quickly from a particular hedge fund that is performing poorly could result in losses and may affect our liquidity. All of our hedge fund investments have timing limitations. Most hedge funds require a 90-day notice period in order to withdraw funds. Some hedge funds may require a withdrawal only at the end of their fiscal year. We may also be subject to withdrawal fees in the event the hedge fund is sold within a minimum holding period, which may be up to one year.
Insurance laws and regulations restrict our ability to operate.
We are subject to extensive regulation under U.S. state insurance laws. Specifically, New York Marine and Gotham are subject to the laws and regulations of the State of New York and to the regulation and supervision of the New York State Department of Insurance. In addition, each of New York Marine and Gotham is subject to the regulation and supervision of the insurance department of each state in which it is admitted to do business. Insurance laws and regulations typically govern most aspects of an insurance company’s operations.
In addition, state legislatures and state insurance regulators continually reexamine existing laws and regulations and may impose changes that could materially adversely effect our business.
Failure to comply with insurance laws and regulations could have a material adverse effect on our business.
While we endeavor to comply with all applicable insurance laws and regulations, we cannot assure you that we have or can maintain all required licenses and approvals or that our business fully complies with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations. Each of New York Marine and Gotham must maintain a license in each state in which it intends to issue insurance policies or contracts on an admitted basis. Regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or monetarily penalize us. These types of actions could have a material adverse effect on our business, including preventing New York Marine or Gotham from writing insurance on an admitted basis in a state that revokes or suspends its license.
Our holding company structure could prevent us from paying dividends on our common stock.
NYMAGIC is a holding company whose most significant assets consist of the stock of its operating subsidiaries. Thus, our ability to pay dividends on our common stock in the future may be dependent on the earnings and cash flows of our subsidiaries and the ability of the subsidiaries to pay dividends or to advance or repay funds to us. This ability is subject to general economic, financial, competitive, regulatory and other factors beyond our control. As discussed above, payment of dividends and advances and repayments from our operating subsidiaries are regulated by the New York insurance laws and regulatory restrictions. Accordingly, our operating subsidiaries may not be able to pay dividends or advance or repay funds to us in the future, which could prevent us from paying dividends on our common stock.
Because of the concentration of the ownership of, and the thin trading in, our common stock, you may have difficulties in selling shares of our common stock.
Currently, the ownership of our stock is highly concentrated. Historically, the trading market in our common stock has been thin. In 2003, our average monthly trading volume was 168,075 shares. In 2004 our average monthly trading volume was 172,667 shares. In 2005 our average monthly trading volume was 213,000 shares. In 2003, we had one day on which none of our shares traded; in 2004, we had no days on which none of our shares traded; and, in 2005 we had three days on which none of our shares traded. We cannot assure you that the trading market for our common stock will become more active on a sustained basis. Therefore, you may have difficulties in selling shares of our common stock.
Trading in our common stock has the potential to be volatile.
The stock market has from time to time experienced extreme price and volume fluctuations that have been unrelated to the operating performance of particular companies. The market price of our common stock may be significantly affected by quarterly variations in our results of operations, changes in financial estimates by securities analysts or failures by us to meet such estimates, litigation involving us, general trends in the insurance industry, actions by governmental agencies, national economic and stock market conditions, industry reports and other factors, many of which are beyond our control.
The thin trading in our stock has the potential to contribute to the volatility of our stock price. When few shares trade on any given day, any one trade, even if it is a relatively small trade, may have a strong impact on our market price, causing our share price to rise or fall.
Because part of our outstanding stock is subject to a voting agreement, our other shareholders have limited ability to impact voting decisions.
Several of our shareholders, together with some of their affiliates, have entered into a voting agreement with Mariner which will last until December 21, 2010, unless terminated earlier. This voting agreement authorizes Mariner, with the approval of any two of three participating shareholders under the voting agreement, to vote all the shares covered by the agreement. Among other matters, the voting agreement addresses the composition of our board of directors. The shares covered by the voting agreement currently represent approximately 15% of our outstanding shares of common stock as of March 1, 2006. As a result, to the extent that those shares are voted by Mariner in accordance with the voting agreement, Mariner and the participating shareholders could significantly influence most matters on which our shareholders have the right to vote. This means that other shareholders may have less of an ability to impact voting decisions than they would have if they made a comparable investment in a company that did not have a concentrated block of shares subject to a voting agreement.
The voting agreement and the concentration of our stock ownership in the hands of a few shareholders could impede a change of control and could make it more difficult to effect a change in our management.
Because approximately 15% of our currently outstanding stock is subject to the voting agreement, it may be difficult for anyone to effect a change of control that is not approved by the parties to the voting agreement. Even if the participating shareholders were to terminate the voting agreement, their collective share ownership would still be substantial, so that they could choose to vote in a similar fashion on a change of control and have a significant impact on the outcome of the voting. And, even without taking into account the voting agreement, the participating shareholders and our directors and executive officers beneficially own approximately 35% of our issued and outstanding common stock as of March 1, 2006. The voting agreement and the concentration of our stock ownership could impede a change of control of NYMAGIC that is not approved by the participating shareholders and which may be beneficial to shareholders who are not parties to the voting agreement. In addition, because the voting agreement, together with the concentration of ownership, results in the major shareholders determining the composition of our Board of Directors, it also may be more difficult for other shareholders to attempt to cause current management to be removed or replaced.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties
The Company does not own, directly or indirectly, any real estate. The Company subleases office space for day to day operations in the following cities:
New York — 38,000 square feet
Chicago — 3,500 square feet
San Francisco — 2,000 square feet
The Company’s principal executive offices are approximately 38,000 square feet in size and are located at 919 Third Avenue, New York, New York 10022. The Company entered into a sublease for approximately 28,000 square feet of this space, which commenced on March 1, 2003 and expires on July 30, 2016. In April 2005, the Company signed an amendment to the sublease, for approximately 10,000 square feet of additional space. The sublease expires on July 30, 2016. The minimum monthly rental payments of $141,276 under the amended sublease include the rent paid by the Company for the original sublease. Such payments commenced in 2005 and end in 2016. They will amount to $20.8 million of total rental payments, collectively, over the term of the amended sublease.
Item 3. Legal Proceedings
The Company previously entered into reinsurance contracts with a reinsurer that is now in liquidation. On October 23, 2003, the Company was served with a Notice to Defend and a Complaint by the Insurance Commissioner of the Commonwealth of Pennsylvania, who is the liquidator of this reinsurer, alleging that approximately $3 million in reinsurance claims paid to the Company in 2000 and 2001 by the reinsurer are voidable preferences and are therefore subject to recovery by the liquidator. The claim was subsequently revised by the liquidator to approximately $2 million. The Company filed Preliminary Objections to Plaintiff’s Complaint, denying that the payments are voidable preferences and asserting affirmative defenses. These Preliminary Objections were overruled on May 24, 2005 and the Company filed its Answer in the proceedings on June 15, 2005. No trial date has been set for this matter, but the Company intends to defend itself vigorously in connection with this lawsuit. The Company believes it has strong defenses against these claims; however, there can be no assurance as to the outcome of this litigation.
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
Item 4. Submission of Matters to a Vote of Security Holders
The Company did not submit any matters to a vote of security holders during the fourth quarter of 2005.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock trades on the New York Stock Exchange (NYSE Symbol: NYM). The following table sets forth high and low sales prices of the common stock for the periods indicated as reported on the New York Stock Exchange composite transaction tape.

	2005		2004
	High	Low	High	Low
First Quarter	$25.10	$22.11	$28.85	$23.99
Second Quarter	24.75	20.24	27.98	23.45
Third Quarter	25.73	23.02	26.50	20.93
Fourth Quarter	26.75	23.85	25.86	19.53
As of March 1, 2006, there were 60 shareholders of record. However, management believes there were approximately 925 beneficial owners of NYMAGIC’s common stock as of February 28, 2006.
Dividend Policy
The Company declared a dividend of six cents per share to shareholders of record in March, June, September and December in each of 2003, 2004 and 2005. For a description of restrictions on the ability of the Company’s insurance subsidiaries to transfer funds to the Company in the form of dividends, see “Business — Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 6. Selected Financial Data
The following table sets forth selected consolidated financial data, which was derived from our historical consolidated financial statements included in our annual reports on Form 10-K for the years then ended. You should read the following together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

OPERATING DATA	Year ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)
Revenues:
Net premiums earned	$134,557	$116,333	$96,394	$113,457	$84,633
Net investment income	36,060	23,679	22,394	15,821	17,388
Commission income	1,198	461	(230)	1,549	3,312
Net realized investment gains (losses)	(805)	678	550	8,456	2,874
Other income	334	1,790	1,688	186	285

Total revenues	$171,344	$142,941	$120,796	$139,469	$108,492

Expenses:
Net losses and loss adjustment expenses incurred	$92,290	$66,558	$55,715	$73,356	$87,901
Policy acquisition expenses	30,491	25,166	19,430	18,899	16,083
General and administrative expenses	27,183	23,247	19,428	18,373	16,952
Interest expense	6,679	5,353	26	575	395

Total expenses	$156,643	$120,324	$94,599	$111,203	$121,331

Income (loss) before income taxes	$14,701	$22,617	$26,197	$28,266	$(12,839)

Income taxes expense (benefit)
Current	6,152	3,835	8,987	(4,869)	798
Deferred	(1,152)	4,151	117	4,425	(498)

	5,000	7,986	9,104	(444)	300

Net income (loss)	$9,701	$14,631	$17,093	$28,710	$(13,139)

BASIC EARNINGS (LOSS) PER SHARE:

Weighted average shares outstanding	8,734	9,736	9,673	9,277	9,232
Basic earnings (loss) per share	$1.11	$1.50	$1.77	$3.09	$(1.42)

DILUTED EARNINGS (LOSS) PER SHARE:

Weighted average shares outstanding	8,918	9,916	9,828	9,309	9,232
Diluted earnings (loss) per share	$1.09	$1.48	$1.74	$3.08	$(1.42)

Dividends declared per share	$.24	$.24	$.24	$.00	$.30

BALANCE SHEET DATA:

	December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)
Total cash and investments	$622,404	$630,872	$519,642	$430,470	$369,048
Total assets	1,090,419	997,094	875,125	824,007	856,997
Unpaid losses and loss adjustment expenses	588,865	503,261	518,930	516,002	534,189
Notes payable	100,000	100,000	—	6,220	7,911
Total shareholders’ equity	239,284	258,118	244,291	220,953	199,272
Book value per share	$26.44	$25.91	$24.47	$23.54	$21.46
For a description of factors that materially affect the comparability of the information reflected in the Selected Financial Data, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Highlights-2005 year
•	Net income of $9.7 million or $1.09 per diluted share

•	Gross premium growth in core lines of 9% over 2004

•	Net investment income growth of 52% over 2004

•	Favorable net loss reserve development reported on prior year loss reserves of $13 million

•	Total cash and invested assets of $622 million at year end 2005

•	Total shareholders’ equity of $239 million, or $26.44 per diluted share

•	Repurchased 1,092,735 shares of common stock at $24.80 per share

•	Total after tax impact of hurricanes Katrina and Rita to the Company were $13.9 million or a reduction in earnings per diluted share of $1.55

•	Formed business relationships with various program managers to produce additional property and casualty insurance premiums
Results of Operations
The Company’s results of operations are derived from participation in pools of insurance covering ocean marine, inland marine, aircraft and other liability insurance managed by MMO and affiliates. Since January 1, 1997, the Company’s participation in the pools has been increased to 100%. The Company formerly wrote aircraft business, but has ceased writing any new policies covering aircraft insurance for periods subsequent to March 31, 2002.
The Company records premiums written in the year policies are issued and earns such premiums on a monthly pro rata basis over the terms of the respective policies. The following tables present the Company’s gross premiums written, net premiums written and net premiums earned for each of the past three years.

NYMAGIC Gross Premiums Written
By Segment	Year Ended December 31,
	2005		2004		2003
	(Dollars in thousands)
Ocean Marine	$105,628	53%	$104,726	57%	$94,649	66%
Inland Marine/Fire	25,000	12%	16,878	9%	16,515	12%
Other Liability	69,346	35%	61,688	34%	28,468	20%

Subtotal	199,974	100%	183,292	100%	139,632	98%
Run off lines (Aircraft)	396	—	342	—	3,565	2%

Total	$200,370	100%	$183,634	100%	$143,197	100%

NYMAGIC Net Premiums Written
By Segment	Year Ended December 31,
	2005		2004		2003
	(Dollars in thousands)
Ocean Marine	$70,596	53%	$82,689	60%	$67,744	69%
Inland Marine/Fire	8,452	6%	5,255	4%	4,833	5%
Other Liability	54,592	41%	49,190	36%	22,961	23%

Subtotal	133,640	100%	137,134	100%	95,538	97%
Run off lines (Aircraft)	252	—	(6)	—	2,769	3%

Total	$133,892	100%	$137,128	100%	$98,307	100%

NYMAGIC Net Premiums Earned
By Segment	Year Ended December 31,
	2005		2004		2003
	(Dollars in thousands)
Ocean Marine	$71,688	53%	$76,361	66%	$73,096	76%
Inland Marine/Fire	7,340	6%	4,919	4%	4,234	4%
Other Liability	55,277	41%	35,056	30%	16,126	17%

Subtotal	134,305	100%	116,336	100%	93,456	97%
Run off lines (Aircraft)	252	—	(3)	—	2,938	3%

Total	$134,557	100%	$116,333	100%	$96,394	100%

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
The Company’s general and administrative expenses consist primarily of compensation expense, employee benefits, professional fees and rental expense for office facilities. The Company’s policy acquisition costs include brokerage commissions and premium taxes both of which are primarily based on a percentage of premiums written. Acquisition costs have generally changed in proportion to changes in premium volume. Losses and loss adjustment expenses incurred in connection with insurance claims in any particular year depend upon a variety of factors including the rate of inflation, accident or claim frequency, the occurrence of natural catastrophes and the number of policies written.
The Company estimates reserves each year based upon, and in conformity with, the factors discussed under “Business-Reserves.” Changes in estimates of reserves are reflected in operating results in the year in which the change occurs.

Year Ended December 31, 2005 as Compared to Year Ended December 31, 2004
Net income for the year ended December 31, 2005 was $9.7 million or $1.09 per diluted share, as compared to $14.6 million, or $1.48 per diluted share, for the year ended December 31, 2004. The decrease in net income for 2005 was primarily attributable to after-tax losses of $13.9 million from hurricanes Katrina and Rita. Partially offsetting this decrease was an increase in net investment income.
The impact from hurricanes Katrina and Rita to the Company in 2005 were as follows:

In thousands
Gross losses incurred	$70,779
Ceded losses incurred	64,203

Net losses incurred	6,576
Reinsurance reinstatement costs	14,755

Total pre-tax loss incurred	21,331

Total after-tax loss incurred	13,865

Increase in combined ratio	15.4%
Total revenues for the year ended December 31, 2005 were $171.3 million compared with $142.9 million for the year ended December 31, 2004 primarily reflecting increases in both net premiums earned and net investment income.
Net realized investment losses after taxes were $523,000, or $.06 per diluted share, as compared with net realized investment gains of $440,000, or $.04 per diluted share, for the years ended December 31, 2005 and 2004, respectively.
Gross premiums written and net premiums earned for the year ended December 31, 2005 increased by 9%, and 16%, respectively, when compared to the same period of 2004. Net premiums written in 2005 decreased by 2% when compared to 2004. Reinstatement premiums of $14.8 million relating to hurricanes Rita and Katrina adversely affected net premiums written and net premiums earned for the year ended December 31, 2005 as compared to $1.6 million in reinstatement premiums resulting from Hurricane Ivan which affected net premiums written and net premiums earned for the year ended December 31, 2004.
Premiums for each segment are discussed below:
Ocean marine gross premiums written for the 2005 year were up 1% when compared to 2004. Net premiums written and net premiums earned in 2005 decreased by 15% and 6%, respectively, compared to 2004. Gross premiums in 2005 primarily reflected an increase in cargo production and rig premiums that was offset by a decrease in volume in the hull class of business due to a desired reduction in unprofitable accounts. Additionally, gross premiums written in 2005 generally reflected flat premium rates, however, rig rates have increased substantially in the period subsequent to the occurrence of Hurricane Katrina. Both net premiums written and net premiums earned in 2005 were reduced by $14.8 million in reinstatement reinsurance premiums as a result of losses sustained from hurricanes Katrina and Rita. This compared to $1.6 million in reinstatement reinsurance premiums recorded in 2004 resulting from Hurricane Ivan. The Company decreased its net exposure to $3 million for any one risk or any one occurrence effective on policies incepting on or after January 1, 2005 compared with $4 million for any one risk or any one occurrence effective on policies incepting on or after January 1, 2004. The reduction in net loss retention had the effect of slightly decreasing net premiums written and earned in 2005.
While the Company is currently achieving significant rate increases in its offshore energy book as a result of recent industry-wide hurricane losses, there is no assurance that such rate increases will be sustained during 2006. The excess of loss reinsurance market for the marine and energy line of business has also significantly tightened in 2006, resulting in increases in both reinsurance costs and net loss retentions to the Company in 2006. As a result of the tightening in the reinsurance market, the Company excluded energy business with exposures in the Gulf of Mexico from its ocean marine reinsurance program for 2006. The Company has purchased additional reinsurance protection for this portion of its energy business to reduce the potential impact of future catastrophe losses to the Company. The Company also intends to monitor its overall concentration of rig exposures in the Gulf of Mexico, which may result in a reduction in policy count in 2006. In light of the foregoing, the level of gross and net energy writings for 2006 remains uncertain at this time.
Inland marine/fire gross premiums written, net premiums written and net premiums earned for the year ended December 31, 2005 increased by 48%, 61% and 49%, respectively, when compared to the same period of 2004. Both gross and net writings in 2005 reflect additional production in existing classes from policies covering inland marine, fire, and motor truck cargo and new production sources in the surety class. Increases in volume were also achieved in the fire class as a result of focusing on smaller assureds with fewer locations. Gross premiums written in 2005 reflected mildly lower market rates when compared to 2004.
Other liability gross premiums written, net premiums written and net premiums earned for the year ended December 31, 2005 rose by 12%,

11% and 58%, respectively, when compared to 2004 mainly as a result of premium volume increases from existing classes (professional liability and contractors’ liability) and partially from new classes (commercial automobile liability). Gross premiums written from the professional liability and other non-marine liability classes, including contractors’ liability, grew from $22.6 million and $14.4 million, respectively, in 2004 to $33.2 million and $16.8 million, respectively, in 2005. Offsetting the increase in gross and net premiums written in 2005 was a reduction in gross and net excess workers compensation premiums of $8.0 million and $4.0 million, respectively, relating to policies written during the fourth quarter of 2004 with sixteen-month terms. Premium rates were level to down slightly during 2005 when compared to 2004. Net premiums earned in 2005 also reflected the volume increases achieved over the prior year.
The amount of both gross and net premiums written in the other liability line of business is anticipated to increase in 2006 as a result of providing higher gross and net limits on its existing inforce of excess workers compensation policies. The level of growth in gross and net premium volume is dependent on several factors and, accordingly, cannot be currently estimated.
Aircraft premiums were nominal in 2005 and 2004 as a result of the Company having ceased writing new aircraft policies subsequent to March 31, 2002.
Net losses and loss adjustment expenses incurred as a percentage of net premiums earned (the loss ratio) for the year ended December 31, 2005 was 68.6% compared to 57.2% for the year ended December 31, 2004. The higher loss ratio in 2005 is primarily the result of losses and reinsurance reinstatement costs sustained in the ocean marine line from hurricanes Katrina and Rita, which added 11.2% to the 2005 overall loss ratio. In comparison, losses and reinsurance reinstatement costs recorded from Hurricane Ivan added 3.2% to the 2004 overall loss ratio. The inland marine/fire loss ratios for 2005 were higher than 2004, reflecting a higher frequency of larger severity claims occurring in the current accident year. The other liability loss ratio improved in 2005 when compared to the loss ratio in 2004 primarily reflecting the growth in professional liability writings and excess liability lines of business, which had lower loss ratios than other classes of other liability business.
The Company decreased net loss reserves by approximately $13 million in 2005 from the 2004-year end net unpaid loss reserve amount of $255 million as a result of favorable loss reserve development. This compared to $15 million of favorable loss reserve development recorded in 2004.
The favorable loss reserve benefit recorded in 2005 was due in large part from the ocean marine line of business, particularly in the 2001-2003 accident years. As the Company’s net loss retention increased substantially in the ocean marine line during the 2001-2003 accident years, actual loss emergence has been less than previously anticipated. The other liability line also reported favorable development in years prior to 2002 resulting from a lower than expected emergence of losses attributable to a shorter loss reporting tail than originally estimated. Additional favorable development of aircraft loss reserves occurred, which was largely attributable to the 2001 accident year. The favorable loss development in 2005 was partially offset by adverse net loss development resulting from provisions made for insolvent, financially impaired reinsurers and commuted reinsurance contracts, partly as a result of an increase in ceded incurred losses relating to a few specific asbestos claims.
The $15 million of favorable loss development recorded in 2004 primarily resulted from the favorable development of aircraft loss reserves, which was largely attributable to the 2001 accident year. This amounted to $8.3 million, or 7.1% of the overall loss ratio, and related to the events occurring on September 11, 2001. Specifically, the loss reserves relating to the terrorist attacks of September 11, 2001 on the Pentagon and the hijacked airliner that crashed in Pennsylvania were reduced as a result of lower than expected losses. Additional favorable development occurred in the ocean marine line for the 1998-2001 accident years. Partially offsetting these favorable developments in 2004 were losses incurred of $4.3 million from the Company’s other liability line reflecting reserve strengthening relating to a few specific umbrella exposures stemming from asbestos losses.
Policy acquisition costs as a percentage of net premiums earned (the acquisition cost ratio) for the year ended December 31, 2005 were 22.7% as compared with 21.6% for the year ended December 31, 2004. The increase in the 2005 ratio is primarily due to a higher ocean marine ratio resulting from the impact of reinsurance reinstatement costs arising from hurricanes Katrina and Rita. While the other liability acquisition cost ratio in 2005 was comparable to the 2004 ratio, the inland marine/fire line acquisition cost ratio was lower in 2005 than 2004 reflecting slightly lower commissions.
General and administrative expenses increased by 16.9% to $27.2 million for the year ended December 31, 2005 from $23.2 million for the year ended December 31, 2004. The increase in 2005 was largely attributable to an increase in employee related expenses to service the growth in the Company’s business operations. Also contributing to the increase in 2005 were higher administrative expenses resulting from professional fees and the implementation of computer systems.
The Company’s combined ratio (the loss ratio plus the ratio of policy acquisition costs and general and administrative expenses divided by premiums earned) was 111.5% for the 2005 year compared with 98.8% for 2004. Losses incurred, including reinsurance reinstatement costs, from hurricanes Katrina and Rita added 15.4% to the combined ratio for the year ended December 31, 2005.
Net investment income for the year ended December 31, 2005 increased by 52% to $36.1 million from $23.7 million for the year ended

December 31, 2004. The increase achieved in the 2005 year reflected a higher investment yield from the limited partnership, fixed maturity available for sale and short-term investment portfolios. The limited partnership portfolio reflected higher returns from its various economic strategies, with the largest returns from equity fund investments. The fixed maturity available for sale and short-term investment portfolios increased due to higher investment yields. Further contributing to the overall increase in investment income was a larger invested asset base derived from favorable cash flows over the past year and the proceeds received from our $100 million 6.5% senior notes issued on March 11, 2004. Partially offsetting the increase in net investment income in 2005 was lower overall income derived from trading portfolio activities. The 2004 year included $5.5 million in trading activities of US Treasury securities as compared to $0 in 2005. Notwithstanding this decrease in trading portfolio income, investment income derived from the Tiptree investment increased in 2005 to $3.7 million from $1.5 million in 2004. The increase in Tiptree income was attributable to greater amounts of interest income and fees earned on increased CDO activities.
Investment income, net of investment fees, from each major category of investments is as follows:

	Years ended December 31,
	2005	2004
	(in millions)
Fixed maturities, available for sale	$7.8	$4.4
Fixed maturities, trading securities	8.5	13.4
Short-term investments	6.2	3.0
Equity in earnings of limited partnerships	17.6	7.7

Total investment income	40.1	28.5
Investment expenses	(4.0)	(4.8)

Net investment income	$36.1	$23.7

As of December 31, 2005 and 2004 investments in limited partnerships amounted to approximately $139.6 million and $190.5 million, respectively. The equity method of accounting is used to account for the Company’s limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership hedge funds to results of operations. Net investment income for 2005 and 2004 reflected approximately $17.6 million and $7.7 million, respectively, derived from limited partnership hedge fund investments.
As of December 31, 2005 and 2004 investments in the trading portfolio amounted to approximately $128.3 million and $17.8 million, respectively. Net investment income for 2005 and 2004 reflected approximately $8.5 million and $13.4 million, respectively, derived from trading portfolio activities. These activities include the trading of collateralized debt obligations (CDOs) and US Treasury notes. The Company’s trading portfolio is marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of trading securities are also recognized in net investment income. The ending balance in the trading portfolio can vary substantially from period to period due to the level of trading activity.
As a result of the accounting treatment of its limited partnerships and trading portfolio, the Company’s investment income results may be volatile. If the level or fair value of investments held in limited partnership hedge funds or trading securities change substantially, there may also be a greater volatility associated with the Company’s investment income.
Commission and other income decreased to $1.5 million for the year ended December 31, 2005 from $2.3 million for 2004. The decrease is attributable to significant other income received from litigation and arbitration settlements in 2004. The 2005 amounts primarily reflected a gain from the sale of MMO UK as well as profit commissions earned on the favorable development of ceded reinsurance in the runoff aircraft line of business.
Net realized investment losses were $805,000 for the year ended December 31, 2005 as compared to net realized investment gains $678,000 for the year ended December 31, 2004. These amounts result from the sale of fixed income investments as well as write-downs from other-than-temporary declines in the fair value of securities, which amounted to $678,000 and $124,000 for the years ended December 31, 2005 and 2004, respectively.
Interest expense was $6.7 million for the year ended December 31, 2005 compared to $5.4 million for 2004 principally as a result of 2005 reflecting a full year of interest expense from the Company’s issuance of $100 million of its 6.5% senior notes on March 11, 2004.
Total income tax expense as a percentage of income before taxes for year ended December 31, 2005 was 34.0% as compared to 35.3% for 2004. The decrease in the percentage primarily related to lower taxes incurred from investments in hedge funds due to larger amounts of tax-preferred income derived from equity hedge fund investments.
Premiums and other receivables, net decreased to $25.3 million as of December 31, 2005 from $42.6 million as of December 31, 2004 primarily due to favorable cash collections and lower amounts due from the MMO pool companies.

Reinsurance receivables on paid and unpaid losses, net, amounted to $28.0 million and $299.6 million, respectively, as of December 31, 2005 as compared to $14.5 million and $247.8 million, respectively, as of December 31, 2004. Paid recoverables increased in 2005 primarily due to a large loss payment made for asbestos losses at year-end. Unpaid recoverables increased in 2005 primarily due to ceded loss reserves from hurricanes Katrina and Rita.
Unpaid losses and loss adjustment expenses increased to $588.9 million at December 31, 2005 from $503.3 million at December 31, 2004. The increase was mainly due to hurricane losses in the ocean marine line, a few severe losses occurring in the inland marine/fire line of business, and an increase in the reserves in the professional liability and other liability classes as a result of the growth in premiums earned. These increases were partially offset by declines in the reserves in the runoff aircraft line of business.
Ceded reinsurance payable increased to $35.7 million at December 31, 2005 from $25.5 million at December 31, 2004 mainly as a result of reinsurance reinstatement costs arising from hurricane losses in the ocean marine line during 2005.
Other liabilities increased to $33.8 million as of December 31, 2005 from $26.6 million at December 31, 2004 due in large part to funds owed to the MMO pool companies.
Year Ended December 31, 2004 as Compared to Year Ended December 31, 2003
Net income for the year ended December 31, 2004 was $14.6 million or $1.48 per diluted share, as compared to $17.1 million, or $1.74 per diluted share, for the year ended December 31, 2003. The decrease in net income in 2004 compared to 2003 was primarily attributable to lower investment yields, primarily from limited partnerships, an increase in interest expense arising from the Company’s issuance of $100 million of 6.5% senior notes on March 11, 2004 and the expenses incurred by the Company in connection with compliance with section 404 of the Sarbanes-Oxley Act.
Total revenues for the year ended December 31, 2004 were $142.9 million compared with $120.8 million for the year ended December 31, 2003 primarily reflecting increases in net premiums earned.
Net realized investment gains after taxes were $440,000, or $.04 per diluted share, and $357,000, or $.04 per diluted share, for the years ended December 31, 2004 and 2003, respectively. These amounts reflected the sale of fixed income investments.
Gross premiums written, net premiums written and net premiums earned for the year ended December 31, 2004 increased by 28%, 39% and 21%, respectively, when compared to the same period of 2003 reflecting growth in all of our core segments of business.
Premiums for each segment are discussed below:
Ocean marine gross premiums written grew by 11% during 2004 when compared to the prior year. The 2004 year premiums reflected an increase in cargo premium production as a result of our agreement with Southern Marine & Aviation, a leading provider of insurance for bulk petroleum cargo shipments, which commenced underwriting for the Company in the fourth quarter of 2003. Gross premiums in 2004 also reflected a leveling to slight decline in premium rates across all classes with the largest rate decreases occurring in the drill rig class. The leveling of premium rates followed a few years of rate increases. Net premiums written increased by 22% in 2004 when compared to 2003 reflecting increased gross premiums as well as higher net retentions per loss. The Company’s net loss retention increased to a maximum of $4 million for any one risk or any one occurrence effective on policies written during 2004 compared with $2 million for any one risk or any one occurrence effective on policies written during 2003. Partially offsetting the reduction in ceded written premiums in 2004 were $1.6 million in reinsurance reinstatement costs incurred as a result of the Hurricane Ivan catastrophe loss. There were no reinsurance reinstatement costs incurred on catastrophe losses in 2003. Net premiums earned grew by 4% in 2004 when compared to 2003 reflecting growth in premium production partially offset by reinsurance reinstatement costs.
Inland marine/fire gross premiums written increased by 2% for the year ended December 31, 2004 when compared to 2003. The increase in premium writings reflected additional production from policies covering inland marine, fire, and motor truck cargo and new production sources in the surety class. Gross premiums written in 2004 reflected mildly lower market rates. Both net premiums written and net premiums earned increased 9% and 16%, respectively, over the comparable 2003 amounts primarily reflecting higher net loss retention levels.
Other liability gross premiums written rose by 117% for the year ended December 31, 2004 when compared to 2003 primarily due to premium volume increases from existing classes and new classes of business. The growth in gross premiums written from existing classes of business was derived from the professional liability class, which rose from $6.0 million in 2003 to $22.6 million in 2004 as well as additional production in the contractor’s liability class. As the Company commenced underwriting excess workers compensation and commercial auto insurance in the latter half of 2003, volume increases from each of these classes of business were also achieved in 2004. Gross premiums written in 2004 and 2003 for excess workers compensation were $14.5 million and $6.2 million, respectively, and $6.9 million in commercial auto for 2004 as compared to $3.3 million in 2003. Premium rates in the professional liability class were flat in 2004; however, premium rates in some of the

Company’s other casualty classes have decreased by as much as 15% in 2004 when compared to the same period in 2003. The leveling of premium rates followed a few years of significant rate increases. Net premiums written and net premiums earned grew by 114% and 117%, respectively, over 2003 due to production increases achieved.
Aircraft premiums decreased substantially in 2004 as a result of the Company having ceased writing new aircraft policies subsequent to March 31, 2002. Net premiums written and net premiums earned decreased in 2004 for the same reason.
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
The Company decreased net loss reserves by approximately $15 million in 2004 from the 2003 year end net unpaid loss reserve amount of $242 million. This benefit primarily resulted from the favorable development of aircraft loss reserves, which was largely attributable to the 2001 accident year. Both ocean marine and inland marine/fire also recorded favorable loss development as a result of a lower than expected emergence of losses. The favorable 2004 results were affected by net adverse loss development of $1.2 million resulting in part from provisions made for insolvent, financially impaired and commuted reinsurers, as compared to $1.0 million in 2003. The 2004 results also reflected $4.3 million of adverse development from the Company’s other liability line reflecting reserve strengthening relating to a few specific umbrella exposures for asbestos losses, as compared to $750,000 in 2003.
Policy acquisition costs as a percentage of net premiums earned (the acquisition cost ratio) for the year ended December 31, 2004 were 21.6% as compared with 20.2% for the year ended December 31, 2003. The acquisition cost ratio for 2004 reflected an increase in the ocean marine ratio as a result of higher acquisition costs associated with new sources of cargo premium production and an increase in the other liability class reflecting higher acquisition costs relating to increases in the professional liability class of business. In addition, premiums earned in 2003 reflected larger amounts of aircraft premiums, which generally have a lower acquisition cost ratio than other lines of business.
General and administrative expenses increased by 19.7% to $23.2 million for the year ended December 31, 2004 from $19.4 million for the year ended December 31, 2003. The increase in 2004 was largely attributable to an increase in employee related expenses to service the growth in the Company’s business operations. Contributing to the increase in 2004 were higher administrative expenses resulting from the implementation of computer systems and Sarbanes-Oxley related expenses.
The Company’s combined ratio (the loss ratio plus the ratio of policy acquisition costs and general and administrative expenses divided by premiums earned) was 98.8% for the 2004 year compared with 98.1% for 2003.
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
Investment income, net of investment fees, from each major category of investments is as follows:

	Years ended December 31,
	2004	2003
	(in millions)
Fixed maturities, available for sale	$4.4	$4.2
Fixed maturities, trading securities	13.4	12.9
Short-term investments	3.0	1.9
Equity in earnings of limited partnerships	7.7	8.5

Total investment income	28.5	27.5
Investment expenses	(4.8)	(5.1)

Net investment income	$23.7	$22.4

As of December 31, 2004 and 2003 investments in limited partnerships amounted to approximately $190.5 million and $105.4 million, respectively. A significant portion of the proceeds received from the $100 million of 6.5% senior notes were invested in limited partnerships.
As of December 31, 2004 and 2003 investments in the trading portfolio amounted to approximately $17.8 million and $61.7 million, respectively. Net investment income for 2004 and 2003 reflected approximately $13.4 million and $12.9 million, respectively, derived from trading portfolio activities. These activities include the trading of collateralized debt obligations (CDOs) and treasury notes.
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
Net realized investment gains were $678,000 for the year ended December 31, 2004 as compared to $550,000 for the year ended December 31, 2003. These amounts reflected the sale of fixed income investments. Write-downs from other-than-temporary declines in the fair value of securities amounted to $124,000 and $0 for the years ended December 31, 2004 and 2003, respectively.
Interest expense was $5.4 million for the year ended December 31, 2004 compared to $26,000 for 2003 as a result of interest expense arising from the Company’s issuance of $100 million of 6.5% Senior Notes on March 11, 2004.
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
Other assets increased to $6.5 million as of December 31, 2004 from $3.7 million as of December 31, 2003 primarily as a result of deferred bond issuance costs incurred on the Company’s 6.5% senior notes.
Unpaid losses and loss adjustment expenses decreased to $503.3 million at December 31, 2004 from $518.9 million at December 31, 2003. The decrease was primarily attributable to declines in loss reserves in the runoff aircraft line of business largely as a result of the reduction in reserves for the terrorist attacks on September 11, 2001 on the Pentagon and the hijacked airliner that crashed in Pennsylvania. Partially offsetting this decrease were increases in loss reserves in the Company’s ocean marine and other liability lines of business due to increased production in 2004.
Reserve for unearned premiums of $83.1 million as of December 31, 2004 increased by 34% over the balance as of December 31, 2003. The percentage increase is comparable to the increase in gross premiums written from the Company’s core lines of business.
Other liabilities increased to $26.6 million as of December 31, 2004 from $15.4 million for 2003 due in large part to increases in funds received from reinsurers and interest expense payable on the Company’s 6.5% senior notes.
Liquidity and Capital Resources
The Company monitors cash and short-term investments in order to have an adequate level of funds available to satisfy claims and expenses as they become due. As of December 31, 2005, the Company’s assets included approximately $104.5 million in cash and short-term investments. In addition, the fixed maturities available for sale includes approximately $175 million in high investment grade floating rate mortgage backed securities. Cash and total investments decreased from $630.9 million at December 31, 2004 to $622.4 million at December 31, 2005, principally as a result of a repurchase of common stock offset by net inflows of cash.
In a transaction separate from its common stock repurchase plan, on January 7, 2005 the Company purchased from certain of its shareholders a total of 1,092,735 shares of the Company’s common stock at $24.80 per share, or approximately $27.1 million. As a result of the share purchase, the Company’s outstanding shares were reduced from 9,781,098 shares to 8,688,363 shares on January 7, 2005.
The primary sources of the Company’s liquidity are funds generated from insurance premiums, investment income and maturing or liquidating investments.

On March 11, 2004, the Company issued $100,000,000 in 6.5% senior notes due March 15, 2014 and received proceeds of $98,763,000 net of underwriting discount, but before other transaction expenses. The senior notes provide for semi-annual interest payments and are to be repaid in full on March 15, 2014. On July 1, 2004 the Company completed the exchange of registered 6.5% senior notes for the unregistered senior notes issued on March 11, 2004, as required by the registration rights agreement with the purchasers of the senior notes. The indenture relating to the senior notes provides that the Company and its restricted subsidiaries may not incur indebtedness unless the total indebtedness of the Company and its restricted subsidiaries, calculated on a pro forma basis after such issuance, would not exceed 50% of our total consolidated capitalization (defined as the aggregate amount of our shareholders’ equity as shown on our most recent quarterly or annual consolidated balance sheet plus the aggregate amount of indebtedness of the Company and its restricted subsidiaries). The indenture also provides that the Company and its restricted subsidiaries will not pay dividends or make other payments or distributions on the Company’s stock or the stock of any restricted subsidiary (excluding payments by any restricted subsidiary to the Company), purchase or redeem the Company’s stock or make certain payments on subordinated indebtedness unless, after making any such payment, the total indebtedness of the Company and its restricted subsidiaries would not exceed 50% of our total consolidated capitalization (as defined above). In addition, the indenture contains certain other covenants that restrict our ability and our restricted subsidiaries’ ability to, among other things, incur liens on any shares of capital stock or evidences of indebtedness issued by any of our restricted subsidiaries or issue or dispose of voting stock of any of our restricted subsidiaries. The Company used part of the net proceeds from the sale of the senior notes to purchase from certain of its shareholders in 2005 a total of 1,092,735 shares of common stock at $24.80 per share. The Company is using the remaining net proceeds for working capital and other general corporate purposes. The Company may also deploy the net proceeds for acquisitions, although the Company has no agreement with respect to any acquisition. We do, however, assess opportunities on an ongoing basis and from time to time have discussions with other companies about potential transactions.
Cash flows used in operating activities were $64.0 million for the year ended December 31, 2005 as compared to cash flows provided by operating activities of $66.3 million and $12.1 million for the year ended December 31, 2004 and 2003, respectively. As the Company commenced its trading portfolio in 2003, any securities purchased by the Company would be reflected as a use of cash from operating activities and any securities sold would be reflected as a source of cash from operating activities. Trading portfolio activities of $110.6 million and $61.7 million adversely affected cash flows for the years ended December 31, 2005 and 2003, respectively, while trading portfolio activities of $44.0 million favorably affected cash flows for the year ended December 31, 2004. Trading portfolio activities include the purchase and sale of CDO securities and certain other investments. As the Company’s trading portfolio balance may fluctuate significantly from period to period, cash flows from operating activities may also be significantly impacted by such trading activities. Cash flows in 2005 were favorably affected by increased cash collections on premium and other receivables. In addition, cash flows in 2003 reflected larger amounts received from collections of both reinsurance and premium and other receivables than in 2004. Paid losses were lower in 2003 than in 2004, reflecting the commutation of approximately $27.5 million of certain ceded loss reserves.
In 2002, the Company entered into a credit agreement with an unaffiliated company. The agreement combined the Company’s then existing credit agreements together with a facility to fund future cash draw downs on the letters of credit issued on behalf of the Company to fund losses in MMO London. During 2002, the remaining balance of the letters of credit issued on behalf of the Company was fully drawn down (approximately $15.7 million) and such payments were funded entirely under the credit agreement. Approximately $17.4 million of the loan balance was repaid in 2002 from cash derived from operating activities. On February 7, 2003, the Company repaid its entire outstanding loan balance to the bank following the sale of equity to Conning Capital Partners VI, L.P. (“Conning”) on January 31, 2003. In this transaction, Conning acquired 400,000 investment units from the Company, each unit consisting of one share of the Company’s common stock and an option to purchase an additional share of common stock from the Company. Conning paid $21.00 per unit resulting in $8.4 million in proceeds to the Company. The option exercise price is based on a formula contained in the Option Certificate (which was attached as an exhibit to the Company’s current report on Form 8-K filed on February 4, 2003). The Company used common stock held in treasury to effect the transaction with Conning. As of December 31, 2005 and 2004, there were no outstanding balances open on letter of credit agreements.
Under the Common Stock Repurchase Plan, the Company may purchase up to $55,000,000 of the Company’s issued and outstanding shares of common stock on the open market. The Company repurchased 98,816 shares of its common stock in 2003. During 2003, the Company also issued 400,000 treasury shares in conjunction with the equity sale to Conning Capital Partners VI, L.P. There were no repurchases of common stock under this Plan during 2005 and 2004.
In a transaction separate from its common stock repurchase plan, on January 7, 2005 the Company purchased from certain of its shareholders a total of 1,092,735 shares of common stock at $24.80 per share. The selling shareholders were Mark W. Blackman, a son of the Company’s founder who served on our board of directors from 1979 until May 2004 and who is currently the Company’s Chief Underwriting Officer (54,530 shares), his wife (50,000 shares), and two trusts for the benefit of their children (110,000 shares); Lionshead Investments, LLC, a company controlled by John N. Blackman, Jr., also a son of the Company’s founder who served on our board of directors from 1975 until May 2004 (495,030 shares), two of his children (67,664 shares), a trust for the benefit of a third child (25,158 shares), and a family trust (25,000 shares); and, two trusts and a foundation established by Louise B. Tollefson, the former wife of the Company’s founder (265,353 shares). Robert G. Simses, a director of NYMAGIC INC., is a trustee of the last mentioned entities.

As a result of the share purchase, the Company’s outstanding shares were reduced from 9,781,098 shares to 8,688,363 shares, of which 2,470,262 shares were beneficially owned by the Company’s founder’s family, and of these shares 1,800,000 shares were subject to the option of Mariner Partners, Inc., and 100,000 shares are subject to the option of Conning Capital Partners. Subsequently, as a result of the amendment and restatement of the voting agreement, the number of the founder’s family’s shares subject to the option was reduced from 1,800,000 to 1,350,000.
On December 30, 2002, the Company signed a sublease at 919 Third Avenue, New York, NY 10022 for which it received landlord’s consent dated January 31, 2003, for approximately 28,000 square feet for its principal offices in New York. The sublease commenced on March 1, 2003 and expires on July 30, 2016. In April 2005, the Company signed an amendment to the sublease, for approximately 10,000 square feet of additional space. The sublease expires on July 30, 2016. The minimum monthly rental payments of $141,276 under the amended sublease include the rent paid by the Company for the original sublease. Such payments began in 2005 and end in 2016. They will amount to $20.8 million of total rental payments, collectively, over the term of the amended sublease.
Specific related party transactions and their impact on results of operations are disclosed in Note 16 of the Company’s financial statements.
The Company adheres to investment guidelines set by management and approved by the Finance Committee of the Board of Directors. See “Investment Policy.”
NYMAGIC’s principal source of cash flow is dividends from its insurance company subsidiaries, which are then used to fund various operating expenses, including interest expense, loan repayments and the payment of any dividends to shareholders. The Company’s domestic insurance company subsidiaries are limited by statute in the amount of dividends that may be declared or paid during a year. The limitation restricts dividends paid or declared to the lower of 10% of policyholders’ surplus or 100% of adjusted net investment income as defined under New York Insurance Law. Within this limitation, the maximum amount which could be paid to the Company out of the domestic insurance companies’ surplus was approximately $14 million as of December 31, 2005. In connection with the application for approval of acquisition of control of NYMAGIC, INC., filed by Mariner and William J. Michaelcheck with the New York State Insurance Department (the “Department”) pursuant to Section 1506 of the New York Insurance Law, New York Marine and Gotham agreed for a period of two years from July 31, 2002, the date of the acquisition of such control, not to pay any dividends without the consent of the Department. The limitations on dividends from the insurance company subsidiaries did not have a material impact on the Company’s ability to meet current cash obligations during this two year period.
During 2003 and 2004, New York Marine requested and received approval from the State of New York Insurance Department to pay extraordinary dividends of $5,000,000 and $15,000,000, respectively, to the Company. New York Marine and Gotham collectively paid ordinary dividends of $4,575,000, $500,000 and $8,500,000 in 2003, 2004 and 2005, respectively.
On February 22, 2005, the Company declared a dividend of six cents per share to shareholders of record on March 31, 2005, payable on April 6, 2005. On May 26, 2005, the Company declared a dividend of six cents per share to shareholders of record on June 30, 2005, payable on July 7, 2005. On September 15, 2005, the Company declared a dividend of six cents per share to shareholders of record on September 30, 2005, payable on October 6, 2005. On December 8, 2005, the Company declared a dividend of six cents per share to shareholders of record on December 30, 2005, payable on January 5, 2006. On February 26, 2004, the Company declared a dividend of six cents per share to shareholders of record on March 31, 2004, payable on April 6, 2004. On May 28, 2004, the Company declared a dividend of six cents per share to shareholders of record on June 30, 2004, payable on July 6, 2004. On September 15, 2004, the Company declared a dividend of six cents per share to shareholders of record on September 30, 2004, payable on October 6, 2004. On December 2, 2004, the Company declared a dividend of six cents per share to shareholders of record on December 31, 2004, payable on January 6, 2005. On March 12, 2003, the Company declared a dividend of six cents per share to shareholders of record on March 31, 2003, payable on April 8, 2003. On June 12, 2003, the Company declared a dividend of six cents per share to shareholders of record on June 30, 2003, payable on July 8, 2003. On September 17, 2003, the Company declared a dividend of six cents per share to shareholders of record on September 30, 2003, payable on October 7, 2003. On December 17, 2003, the Company declared a dividend of six cents per share to shareholders of record on December 31, 2003, payable on January 8, 2004.
During 2004, the Company granted options to a new director to purchase 10,000 shares of the Company’s common stock. During 2003, the Company granted options to purchase 20,000 shares of the Company’s common stock to certain directors of the Company, who are not officers of the Company. There were no stock options granted in 2005. The exercise prices of these stock options are equal to the closing prices of the Company’s stock on the New York Stock Exchange on the dates of the underlying stock grants.
In 2004 the Company granted 14,100 shares of common stock to certain officers and directors of the Company under the NYMAGIC, INC. Amended and Restated 2004 Long-Term Incentive Plan (the “LTIP”), for a total compensation expense of approximately $369,000. In 2005 the Company granted 21,000 shares of common stock to certain officers and directors of the Company and 122,000 restricted share units of the Company’s Common Stock to certain officers and members of the management of the Company under LTIP for a total compensation expense of approximately $674,911. The Company also granted 8,557 deferred share units to certain directors in 2004 under the LTIP for a total expense of approximately $185,000, and in 2005 the Company granted an additional 8,679 deferred share units under the LTIP to certain directors for a total expense of $184,000. Restricted share units and deferred share units become shares of common stock when the restrictions applicable to them lapse.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements other than as disclosed herein.
Contractual Obligations
The following table presents the Company’s contractual obligations as of December 31, 2005:

	Payments Due by Period
	Total	Less Than	1-3 Years	3-5 Years	More Than
		1 Year			5 Years
	(in thousands)
Long-term debt obligations	$100,000	—	—	—	$100,000
Interest on debt obligations	55,250	6,500	13,000	13,000	22,750
Losses and loss expenses (1)	588,865	128,113	169,671	100,625	190,456
Operating lease obligations	18,661	1,764	3,507	3,548	9,842
Funding commitment (2)	16,650	16,650	—	—	—

Total	$779,426	$153,027	$186,178	$117,173	$323,048

(1)	Represents an estimated payout based upon historical paid loss development patterns.

(2)	Commitment to provide capital to Tiptree.
Critical accounting policies
The Company discloses significant accounting policies in the notes to its financial statements. Management considers certain accounting policies to be critical for the understanding of the Company’s financial statements. Such policies require significant management judgment and the resulting estimates have a material effect on reported results and will vary to the extent that future events affect such estimates and cause them to differ from the estimates provided currently. These critical accounting policies include unpaid losses and loss adjustment expenses, allowance for doubtful accounts, impairment of investments, limited partnerships and trading portfolios, reinstatement reinsurance premiums and stock compensation.
Unpaid losses and loss adjustment expenses are based on individual case estimates for losses reported. A provision is also included, based on actuarial estimates utilizing historical trends in the frequency and severity of paid and reported claims, for losses incurred but not reported, salvage and subrogation recoveries and for loss adjustment expenses. Unpaid losses with respect to asbestos/environmental risks are difficult for management to estimate and require considerable judgment due to the uncertainty regarding the significant issues surrounding such claims. For a further discussion concerning asbestos/environmental reserves see “Reserves.” Unpaid losses and loss adjustment expenses amounted to $588.9 million and $503.3 million at December 31, 2005 and 2004, respectively. Unpaid losses and loss adjustment expenses, net of reinsurance amounted to $289.2 million and $255.5 million at December 31, 2005 and 2004, respectively. Management believes that both the gross and net unpaid loss reserve estimates as of December 31, 2005 have been reasonably estimated due in part to reserves originally reported as of December 31, 2004 and 2003 have been considered adequate based upon loss development through December 31, 2005. Management continually reviews and updates the estimates for unpaid losses and any changes resulting therefrom are reflected in operating results currently. The potential for future adverse or favorable loss development is highly uncertain and subject to a variety of factors including, but not limited to, court decisions, legislative actions and inflation.
The allowance for doubtful accounts is based on management’s review of amounts due from insolvent or financially impaired companies. Allowances are estimated for both premium receivables and reinsurance receivables. Management continually reviews and updates such estimates for any changes in the financial status of companies. For a further discussion concerning reinsurance receivables see “Reinsurance Ceded.” The allowance for doubtful accounts on reinsurance receivables amounted to $16.7 million and $12.4 million at December 31, 2005 and 2004, respectively. The allowance for doubtful accounts on premiums and other receivables amounted to $300,000 and $450,000 as of December 31, 2005 and 2004, respectively.
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

With respect to fixed income investments, declines in fair value of less than 10% are normally considered to be temporary, unless the fixed income security has been downgraded at least two levels by a major rating agency. Additionally, the Company reviews those securities held for six months or more, with fair value declines of greater than 10% at the end of each reporting period. The Company also reviews all securities with any rating agency declines during the reporting period. As a result of this review, the Company will record an impairment charge to earnings if the fair value decline is greater than 20%, if the fixed income security has been downgraded at least two levels by a major rating agency, or if the fair value decline is greater than 10% and the security has been downgraded one level by a major rating agency. This review includes considering the effect of rising interest rates and the Company’s intent and ability to hold impaired securities in the foreseeable future to recoup any losses. In addition to subjecting its securities to the objective tests of percent declines in fair value and downgrades by major rating agencies, when it determines whether declines in the fair value of its securities are other than temporary, the Company also considers the facts and circumstances that may have caused the declines in the value of such securities. As to any specific security, it may consider general market conditions, changes in interest rates, adverse changes in the regulatory environment of the issuer, the duration for which the Company expects to hold the security and the length of any forecasted recovery. Approximately $678,000 and $124,000 were charged to results from operations for 2005 and 2004, respectively, resulting from fair value declines considered to be other-than-temporary. Gross unrealized gains and losses on fixed maturity investments available for sale amounted to approximately $300,000 million and $1.1 million, respectively, at December 31, 2005. As of December 31, 2005, there were unrealized losses consecutively for twelve months or longer on fixed income securities available for sale amounting to $430,395. The Company believes these unrealized losses to be temporary and result from changes in market conditions, including interest rates or sector spreads. There were no unrealized gains or losses on equity securities at December 31, 2005 and 2004, respectively.
The Company utilizes the equity method of accounting to account for its limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership to net investment income in results of operations. Net investment income before investment fees derived from investments in limited partnerships amounted to $17.6 million and $7.7 million for the years ended December 31, 2005 and 2004, respectively. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” with respect to market risks associated with investments in limited partnership hedge funds.
The Company maintained a trading portfolio at December 31, 2005 primarily consisting of collateralized debt obligations (CDOs). These investments are marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of such securities are also recognized in net investment income. The Company recorded $8.5 million and $13.4 million in net trading portfolio income before investment fees for the years ended December 31, 2005 and 2004, respectively. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” with respect to market risks associated with investments in CDOs.
Reinsurance reinstatement premiums are recorded, as a result of losses incurred by the Company, in accordance with the provisions of the reinsurance contracts. Upon the occurrence of a large severity or catastrophe loss, the Company may be obligated to pay additional reinstatement premiums under its excess of loss reinsurance treaties up to the amount of the original premium paid under such treaties. Reinsurance reinstatement premiums incurred for the years ended December 31, 2005 and 2004 were $14.8 million and $1.6 million respectively.
Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”), prospectively for all employee and director awards granted, modified, or settled after January 1, 2003. Stock compensation expense recorded in 2005 and 2004 amounted to $985,000 and $589,000, respectively.
Effect of recent accounting pronouncements
In March 2004, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This consensus provided recognition and measurement guidance for determining when an investment is other-than-temporarily impaired, specifically, when the investor has the ability and intent to hold an investment until recovery. This guidance was effective for reporting periods beginning after June 15, 2004. In September 2004, the guidance contained within some of the paragraphs in EITF 03-1 were delayed by FSP EITF Issue 03-1-1, “Effective Date of Paragraphs 10–20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” until new guidance is issued. The Company is still assessing the impact this will have on its financial position or results of operations.
In November 2005, the FASB issued FSP Nos. FAS 115-1 and 124-1, The meaning of Other-than Temporary Impairment and its application to Certain Investments, which addresses the determination as to when and investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in the FSP amends SFAS No. 115, Accounting for Certain Investments Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The Company has reviewed the guidance of FSP Nos. FAS 115-1 and 124-1 and is still assessing the impact these statements will have on the Company’s financial position or results of operations.

The Company maintains stock-based compensation plans for employees, directors and consultants. With the exception of unrestricted stock which immediately vests, awards under the Company’s plans vest over periods ranging from one to five years. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), prospectively to all awards granted, modified or settled after January 1, 2003. Therefore, the cost related to stock-based compensation included in the determination of net income (loss) for 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123, which includes awards issued after December 15, 1994 .
In November 2005, the FASB issued FSP Nos. FAS 123R-2, Practical Accommodations of Grant Date as Defined in FASB Statement Nos. 123R, and 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. The Company has reviewed the guidance of FSP Nos. FAS 123R-2 and 123R-3 and is still assessing the impact these statements will have on its financial position or results of operations.
In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs on internal replacement, defined as a modification of product benefits, rights, coverages, or features that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, right, coverage, or feature within an existing contract. The guidance in this pronouncement is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt this statement for internal replacements beginning January 1, 2007. The Company is still assessing the impact this statement will have on its financial position or results of operations.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk includes the potential for future losses due to changes in the fair value of financial instruments, which relates mainly to the Company’s investment portfolio. Those risks associated with the investment portfolio include the effects of exposure to adverse changes in interest rates, credit quality, hedge fund and CDO investments.
The largest market risk to the Company is interest rate risk. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. The Company considers interest rate risk and the overall duration of the Company’s loss reserves in evaluating the Company’s investment portfolio.
The following tabular presentation outlines the expected cash flows of fixed maturities available for sale for each of the next five years and the aggregate cash flows expected for the remaining years thereafter based upon maturity dates. Fixed maturities include taxable and tax-exempt securities with applicable weighted average interest rates. Taxable securities also include mortgage-backed securities that have prepayment features which may cause actual cash flows to differ from those based upon maturity date.

	Future cash flows of expected principal amounts
	(Dollars in millions)
							Total	Total
						There-	Amortized	Fair
	2006	2007	2008	2009	2010	after	Cost	Value
Tax-exempts	$8	$—	$—	$—	$—	$—	$8	$8
Average interest rate	3.7%	—	—	—	—	—	—	—
Taxables	$19	$9	$17	$13	$2	$183	$243	$242
Average interest rate	6.3%	6.4%	5.2%	5.3%	7.0%	4.8%	—	—

Total	$27	$9	$17	$13	$2	$183	$251	$250

Credit quality risk includes the risk of default by issuers of debt securities. As of December 31, 2005, 94% of the fair value of the Company’s fixed income and short term investment portfolios were considered investment grade. As of December 31, 2005, the Company invested approximately $29.2 million in fixed maturities that are below investment grade, with a concentration in investments rated “BB+” by S&P. The Company seeks to mitigate market risk associated with such investments by maintaining a diversified portfolio of such securities that limits the concentration of investment in any one issuer. The largest single investment made by the Company in such securities amounted to 9% of the total amount invested in below investment grade securities.
Hedge fund risk includes the potential loss from the diminution in the value of the underlying investment of the hedge fund. Hedge fund investments are subject to various economic and market risks. The risks associated with hedge fund investments may be substantially greater than the risks associated with fixed income investments. Consequently, our hedge fund portfolio may be more volatile, and the risk of loss greater, than that associated with fixed income investments. As the Company invests a greater percentage of its investment portfolio in limited partnership hedge funds, there may also be a greater volatility associated with the Company’s investment income. Each of the insurance company subsidiaries has revised its investment policy and now limits the amount of hedge fund investments to the greater of 30% of invested assets or 50% of policyholders’ surplus.
The Company also seeks to mitigate market risk associated with its investments in hedge funds by maintaining a diversified portfolio of hedge fund investments. Diversification is achieved through the use of many investment managers employing a variety of different investment strategies in determining the underlying characteristics of their hedge funds. The Company is dependent upon these managers to obtain market prices for the underlying investments of the hedge funds. Some of these investments may be difficult to value and actual values may differ from reported amounts. The hedge funds in which we invest usually impose limitations on the timing of withdrawals from the hedge funds (most are within 90 days), and may affect our liquidity. With respect to an investment in Tiptree, the Company cannot withdraw funds for a minimum period of three years from its initial investment in 2003 without the consent of the hedge fund manager. Any withdrawals made require one year’s prior written notice to the hedge fund manager.
The Company invests in CDOs, which are private placements. The fair value of each security is provided by securities dealers. The markets for these types of securities can be illiquid and, therefore, the price obtained from dealers on these securities is subject to change, depending upon the underlying market conditions of these securities, including the potential for downgrades or defaults on the underlying collateral of the security. The Company seeks to mitigate market risk associated with such investments by maintaining a diversified portfolio of such securities that limits the concentration of investment in any one issuer. The excess of cost over the fair value of the CDOs was recorded in net investment income and amounted to $732,000 at December 31, 2005. The largest single investment made by the Company in such securities amounted to $8 million. The total amount invested in CDOs at fair value as of December 31, 2005 was $128.3 million.
The Company maintains an investment in a limited partnership hedge fund, (Tiptree), that invests in CDOs, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a Mariner affiliated company. This investment is consolidated in the Company’s financial statements. CDOs and CRSs are purchased by various broker dealers. Such purchases are then repackaged and sold to investors within a relatively short time period, normally within a few months. Tiptree earns a fee for servicing these arrangements and provides a margin account as collateral to secure the credit risk of the purchases made by the dealers under these agreements. As of December 31, 2005 and 2004, Tiptree provided $0 and $7.5 million in cash as collateral to secure any purchases made by the dealers. Tiptree does not share in the gains or losses on investments held by the dealer. Management expects that only under a remote circumstance would the margin account be drawn by the dealer to secure losses. Many of the securities purchased are investment grade floating rate securities and large unrealized losses are not normally expected to occur. The Company seeks to mitigate market risk associated with such investments by concentrating on investment grade, floating rate securities with the risk of loss being limited to the cash held in the margin accounts.
The Company monitors market risks on a regular basis through meetings with Mariner, examining the existing portfolio and reviewing potential changes in investment guidelines, the overall effect of which is to allow management to make informed decisions concerning the impact that market risks have on the Company’s investments.
Item 8. Financial Statements and Supplementary Data
The consolidated financial statements required by this item and the report of the independent accountants therein required by Item 15(a) of this report commence on page F-3. See accompanying Index to the Consolidated Financial Statements on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting, which appears on page F-2, is incorporated herein by reference.
Changes in Internal Controls
There have been no significant changes in our “internal control over financial reporting” (as defined in rule 13a-15(f)) that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors and Executive Officers of the Registrant
The information required by this Item is incorporated herein by reference from the sections captioned “Election of Directors,” “Nominees for Directors,” “Committees of the Board,” “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in NYMAGIC’s definitive proxy statement for the 2006 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2005.
On June 28, 2005 we filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibits to this annual report and to the annual report on Form 10-K for the year ended December 31, 2004, the applicable certifications of its President and Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s public disclosures.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference from the sections captioned “Compensation of Directors” and “Compensation of Executive Officers” in NYMAGIC’s definitive proxy statement for the 2006 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2005.
Item 12. Security Ownership of Certain Beneficial Owners and Management
The information required by this Item is incorporated herein by reference from the sections captioned “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management,” “Changes in Control” and “Equity Compensation Plans” in NYMAGIC’s definitive proxy statement for the 2006 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2005.
Item 13. Certain Relationships and Related Transactions
The information required by this Item is incorporated herein by reference from the section captioned “Certain Relationships and Related Transactions” in NYMAGIC’s Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2005.
Item 14. Principal Accounting Fees and Services
The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2006 with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act.

PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.	Financial Statements

The list of financial statements appears in the accompanying index on page F-1.

2.	Financial Statement Schedules

The list of financial statement schedules appears in the accompanying index on page F-1.

3.	Exhibits

3.1	Charter of NYMAGIC, INC. (Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

3.2	Amended and Restated By-Laws. (Filed as Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-11238) and incorporated herein by reference).

4.0	Specimen Certificate of common stock (Filed as Exhibit 4.0 of Amendment No. 2 to the Registrant’s Registration Statement No. 33-27665) and incorporated herein by reference).

+10.1	Restated Management Agreement dated as of January 1, 1986, by and among Mutual Marine Office, Inc. and Arkwright-Boston Manufacturers Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 2- 88552)and incorporated herein by reference).

+10.2	Amendment No. 2 to the Restated Management Agreement, dated as of December 30, 1988, by and among Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.2.2. of the Registrant’s Current Report on Form 8-K dated January 6, 1989 (Commission File No. 2-88552) and incorporated herein by reference).

+10.3	Amendment No. 3 to the Restated Management Agreement, dated as of December 31, 1990 by and among Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.2.3. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 3-27665) and incorporated herein by reference).

+10.4	Restated Management Agreement dated as of January 1, 1986, by and among Mutual Inland Marine Office, Inc. and Arkwright-Boston Manufacturers Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 2- 88552)and incorporated herein by reference).

+10.5	Amendment No. 2 to the Restated Management Agreement, dated as of December 30, 1988, by and among Mutual Inland Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.4.2 of the Registrant’s Current Report on Form 8-K, dated January 6, 1989 (Commission File No. 2-88552) and incorporated herein by reference).

+10.6	Amendment No. 3 to the Restated Management Agreement, dated as of December 31, 1990, by and among Mutual Inland Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.4.3. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 3-27665) and incorporated herein by reference).

+10.7	Restated Management Agreement dated as of January 1, 1986, by and among Mutual Marine Office of the Midwest, Inc. and Arkwright-Boston Manufacturers Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 2-88552) and incorporated herein by reference).

+10.8	Amendment No. 2 to the Restated Management Agreement dated as of December 30, 1988, by and among Mutual Marine Office of the Midwest, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.6.2 of the Registrant’s Current Report on Form 8-K, dated January 6, 1989 (Commission File No. 2-88552) and incorporated herein by reference).

+10.9	Amendment No. 3 to the Restated Management Agreement dated as of December 31, 1990, by and among Mutual Marine Office of the Midwest, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.6.3. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 3-27665) and incorporated herein by reference).

+10.10	Restated Management Agreement dated as of January 1, 1986, by and among Pacific Mutual Marine Office, Inc. and Arkwright-Boston Manufacturers Mutual Insurance Company, Lumber Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 2- 88552)and incorporated herein by reference).

+10.11	Amendment No. 2 to the Restated Management Agreement dated as of December 30, 1988, by and among Pacific Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Lumber Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.8.2 of the Registrant’s Current Report on Form 8-K, dated January 6, 1989 (Commission File No. 2-88552) and incorporated herein by reference).

+10.12	Amendment to Restated Management Agreement dated as of December 31, 1990, by and among Pacific Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.8.3. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11238) and incorporated herein by reference).

+10.13	1991 Stock Option Plan (Filed as Exhibit A to the Registrant’s Proxy Statement for its 1991 Annual Meeting of Shareholders (Commission File No. 1-11238) and incorporated herein by reference).

10.14	Form of Indemnification Agreement (Filed as Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-11238) and incorporated herein by reference).

+10.15	1999 NYMAGIC, INC. Phantom Stock Plan (Filed as Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-11238) and incorporated herein by reference).

+10.16	Severance Agreement dated as of December 31, 2001 by and between NYMAGIC, INC. and Thomas J. Iacopelli (Filed as Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (Commission File No. 1-11238) and incorporated herein by reference).

+10.17	Severance Agreement dated as of July 9, 2002 by and between NYMAGIC, INC. and Paul Hart. Filed as Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 1- 11238) and incorporated herein by reference.

+10.18	NYMAGIC, INC. 2002 Nonqualified Stock Option Plan (Filed as Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 1-11238) and incorporated herein by reference).

+10.19	NYMAGIC, INC. Amended and Restated 2004 Long-Term Incentive Plan (Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 1-11238) and incorporated herein by reference).

+10.20	NYMAGIC, INC. Employee Stock Purchase Plan (Filed as Appendix C to the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders (Commission File No. 1-11238) and incorporated herein by reference).

+10.21	Forms of Election for Deferred Compensation Program (Filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 1-11238) and incorporated herein by reference).

10.22	Voting Agreement among Mariner Partners, Inc. and certain stockholders of the Company dated as of February 20, 2002, as amended March 1, 2002 (Filed as Exhibit 99.1 to the Schedule 13D filed by Mariner Partners, Inc. and the other reporting persons named therein on March 4, 2002 (Commission File No. 5-40907) and incorporated herein by reference).

10.23	Amendment No. 2 dated as of January 27, 2003 to Voting Agreement among Mariner Partners, Inc. and certain stockholders of the Company (Filed as Exhibit 99.2 to the Schedule 13D/A filed by Mariner Partners, Inc. and the other reporting persons named therein on April 10, 2003 (Commission File No. 5-40907) and incorporated herein by reference).

10.24	Amendment No. 3 dated as of March 12, 2003 to Voting Agreement among Mariner Partners, Inc. and certain stockholders of the Company (Filed as Exhibit 99.3 to the Schedule 13D/A filed by Mariner Partners, Inc. and the other reporting person named therein on April 10, 2003 (Commission File No. 5-40907) and incorporated herein by reference).

10.25	Amendment No. 4 dated as of February 24, 2004 to Voting Agreement among Mariner Partners, Inc. and certain stockholders of the Company. (Filed as Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

10.26	Resolutions of the Board of Directors of the Company’s subsidiary, New York Marine And General Insurance Company, adopted July 18, 2002, committing not to pay dividends to the Company without the consent of the New York State Department of Insurance prior to July 31, 2004 (Filed as Exhibit 10.1 to the Registrant’s original Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

10.27	Resolutions of the Board of Directors of the Company’s subsidiary, Gotham Insurance Company, adopted July 18, 2002, committing not to pay dividends to the Company without the consent of the New York State Department of Insurance prior to July 31, 2004 (Filed as Exhibit 10.2 to the Registrant’s original Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

10.28	Amended and Restated Investment Management Agreement between Mariner Partners, Inc. and NYMAGIC, Inc. and New York Marine And General Insurance Company and Gotham Insurance Company, dated as of December 6, 2002 (Filed as Exhibit 10.6 of the Registrant’s amended Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

10.29	Limited Partnership Agreement of Mariner Tiptree (CDO) Fund I, L.P. dated as of May 1, 2003 (Filed as Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 20, 2004 (Commission File No. 1-11238) and incorporated herein by reference).

10.30	Securities Purchase Agreement dated as of January 31, 2003 by and between NYMAGIC, Inc. and Conning Capital Partners VI, L.P. (Filed as Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated January 31, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

10.31	Registration Rights Agreement dated as of January 31, 2003 by and between NYMAGIC, Inc. and Conning Capital Partners VI, L.P. (Filed as Exhibit 99.2 of the Registrant’s Current Report on Form 8-K dated January 31, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

10.32	Option Certificate dated as of January 31, 2003 by and between NYMAGIC, INC. and Conning Capital Partners VI, L.P. (Filed as Exhibit 99.3 of the Registrant’s Current Report on Form 8-K dated January 31, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

10.33	Registration Rights Agreement dated as of March 11, 2004 by and among NYMAGIC, INC. and Keefe, Bruyette and Woods, Inc. and the other initial purchasers referred to therein. (Filed as Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

10.34	Indenture dated as of March 11, 2004 by and between NYMAGIC, INC. and Wilmington Trust Company, as trustee related to the Company’s 6.50% Senior Notes due 2014. (Filed as Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

10.35	First Supplemental Indenture dated as of March 11, 2004 by and between NYMAGIC, INC. and Wilmington Trust Company, as trustee. (Filed as Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

10.36	Sublease dated as of December 12, 2002 by and between BNP Paribas and New York Marine And General Insurance Company (Filed as Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-11238) and incorporated herein by reference).

10.37	Stock Purchase Agreement, dated as of January 7, 2005, by and among the Company and the sellers named therein (Filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated January 10, 2005 (Commission File No. 1-11238) and incorporated herein by reference).

10.38	Consulting Agreement, dated as of April 6, 2005, by and between the Company and William D. Shaw, Jr. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-11238) filed on April 6, 2005 and incorporated herein by reference).

10.39	Form of Unrestricted Share Award Agreement. (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-11238) and incorporated herein by reference).

10.40	Amended and Restated Voting Agreement dated as of October 12, 2005, by and among Mark W. Blackman, Lionshead Investments, LLC, Robert G. Simses, and Mariner Partners, Inc. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-11238) filed on October 14, 2005, and incorporated herein by reference).

10.41	Sale and Purchase Agreement dated August 31, 2005 by and among the Robertson Group Limited and the Edinburgh Woollen Mill (Group) Limited and MMO EU Limited. (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 1-11238) and incorporated herein by reference).

10.42	Taxation Deed. (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 1-11238) and incorporated herein by reference).

10.43	Form of Restricted Share Award Agreement . (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 1-11238) and incorporated herein by reference).

10.44	Summary of Executive Compensation Arrangements (Filed as Item 1.01 to the Registrant’s Current Reports on Form 8-K (File No. 1-11238) filed on September 20, 2005 and incorporated herein by reference).

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of KPMG LLP.

*31.1	Certification of A. George Kallop, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of A. George Kallop, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Represents a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NYMAGIC, INC. (Registrant)
By:	/s/ A. George Kallop
A. George Kallop
President and Chief Executive Officer

Date: March 14, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ John R. Anderson John R. Anderson	Director	March 14, 2006

/s/ Glenn J. Angiolillo Glenn J. Angiolillo	Director	March 14, 2006

/s/ John T. Baily John T. Baily	Director	March 14, 2006

/s/ David E. Hoffman David E. Hoffman	Director	March 14, 2006

/s/ A. George Kallop A. George Kallop	Director and President and Chief Executive Officer	March 14, 2006

/s/ William J. Michaelcheck William J. Michaelcheck	Director	March 14, 2006

/s/ William D. Shaw, Jr. William D. Shaw, Jr.	Director	March 14, 2006

/s/ Robert G. Simses Robert G. Simses	Director	March 14, 2006

/s/ George R. Trumbull, III George R. Trumbull, III	Director and Chairman	March 14, 2006

/s/ Glenn R. Yanoff Glenn R. Yanoff	Director	March 14, 2006

/s/ David W. Young David W. Young	Director	March 14, 2006

/s/ Thomas J. Iacopelli Thomas J. Iacopelli	Principal Accounting Officer and Chief Financial Officer	March 14, 2006

NYMAGIC, INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2005. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and, (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (''COSO’’). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2005 based on the criteria in Internal Control-Integrated Framework issued by COSO.
Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Dated: March 14, 2006

A. George Kallop,
President and	Thomas J. Iacopelli,
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
NYMAGIC, INC.:
We have audited the accompanying consolidated balance sheets of NYMAGIC, INC. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NYMAGIC, INC. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NYMAGIC, INC. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
New York, New York
March 14, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
NYMAGIC, INC.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that NYMAGIC, INC maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NYMAGIC, INC.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of NYMAGIC, INC.’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and, (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that NYMAGIC, INC. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, NYMAGIC, INC. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NYMAGIC, INC. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 14, 2006, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
New York, New York
March 14, 2006

NYMAGIC, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004

ASSETS

Investments:
Fixed maturities:
Available for sale at fair value (amortized cost $250,823,908 and $111,590,805)	$249,948,287	$112,732,900
Trading at fair value (cost $129,080,354 and $17,310,386)	128,348,213	17,767,675
Limited partnerships at equity (cost $132,766,329 and $171,439,098)	139,590,758	190,477,346
Short-term investments	79,991,691	298,039,167
Cash	24,525,288	11,855,146

Total cash and investments	622,404,237	630,872,234

Accrued investment income	2,836,252	2,659,731
Premiums and other receivables, net	25,332,633	42,598,519
Receivable for securities sold	53,012,108	5,067,411
Reinsurance receivables on unpaid losses, net	299,647,802	247,782,012
Reinsurance receivables on paid losses, net	28,039,284	14,512,616
Deferred policy acquisition costs	11,991,728	13,055,297
Prepaid reinsurance premiums	22,193,428	21,378,157
Deferred income taxes	9,386,682	7,528,757
Property, improvements and equipment, net	8,258,390	5,117,609
Other assets	7,316,256	6,521,354

Total assets	$1,090,418,800	$997,093,697

LIABILITIES

Unpaid losses and loss adjustment expenses	$588,865,149	$503,261,138
Reserve for unearned premiums	83,237,991	83,088,394
Ceded reinsurance payable	35,728,345	25,462,841
Notes payable	100,000,000	100,000,000
Payable for securities purchased	9,000,000	—
Dividends payable	536,520	586,866
Other liabilities	33,766,669	26,576,866

Total liabilities	851,134,674	738,976,105

SHAREHOLDERS’ EQUITY

Common stock	15,415,790	15,335,740
Paid-in capital	38,683,462	36,781,911
Accumulated other comprehensive income (loss)	(569,153)	742,364
Retained earnings	259,015,028	251,418,750

	312,545,127	304,278,765
Treasury Stock, at cost, 6,647,377 and 5,554,642 shares	(73,261,001)	(46,161,173)

Total shareholders’ equity	239,284,126	258,117,592
Total liabilities and shareholders’ equity	$1,090,418,800	$997,093,697

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2005	2004	2003

Revenues:
Net premiums earned	$134,557,204	$116,333,254	$96,393,950
Net investment income	36,059,811	23,678,954	22,393,704
Net realized investment gains (losses)	(805,276)	677,589	549,988
Commission and other income	1,532,756	2,250,902	1,458,007

Total revenues	171,344,495	142,940,699	120,795,649

Expenses:
Net losses and loss adjustment expenses incurred	92,290,259	66,558,048	55,715,314
Policy acquisition expenses	30,491,014	25,166,397	19,430,211
General and administrative expenses	27,183,486	23,246,665	19,427,784
Interest expense	6,678,703	5,352,775	25,652

Total expenses	156,643,462	120,323,885	94,598,961

Income before income taxes	14,701,033	22,616,814	26,196,688
Income tax provision:
Current	6,151,878	3,835,416	8,987,448
Deferred	(1,151,724)	4,150,733	116,476

Total income tax expense	5,000,154	7,986,149	9,103,924

Net income	$9,700,879	$14,630,665	$17,092,764

Weighted average number of shares of common stock outstanding-basic	8,733,872	9,736,490	9,673,323

Basic earnings per share	$1.11	$1.50	$1.77

Weighted average number of shares of common stock outstanding-diluted	8,918,190	9,916,188	9,827,676

Diluted earnings per share	$1.09	$1.48	$1.74

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year ended December 31,
	2005	2004	2003
Common stock:
Balance, beginning of year	$15,335,740	$15,279,390	$15,158,324
Shares issued	80,050	56,350	121,066

Balance, end of year	15,415,790	15,335,740	15,279,390

Paid-in capital:
Balance, beginning of year	$36,781,911	$35,476,566	$30,206,370
Shares issued and other	1,901,551	1,305,345	5,270,196

Balance, end of year	38,683,462	36,781,911	35,476,566

Accumulated other comprehensive income (loss):
Balance, beginning of year	$742,364	$569,220	$361,947
Unrealized gain (loss) on securities, net of reclassification adjustment	(1,311,517)	173,144	207,273

Other comprehensive income (loss)	(1,311,517)	173,144	207,273

Balance, end of year	(569,153)	742,364	569,220

Retained earnings:
Balance, beginning of year	$251,418,750	$239,127,097	$224,364,808
Net income	9,700,879	14,630,665	17,092,764
Dividends declared	(2,104,601)	(2,339,012)	(2,330,475)

Balance, end of year	259,015,028	251,418,750	239,127,097

Treasury stock, at cost:
Balance, beginning of year	$(46,161,173)	$(46,161,173)	$(49,138,699)
Net (purchase)sale of common stock	(27,099,828)	—	2,977,526

Balance, end of year	(73,261,001)	(46,161,173)	(46,161,173)

Total Shareholders’ Equity	239,284,126	258,117,592	244,291,100

Comprehensive income:
Net income	$9,700,879	$14,630,665	$17,092,764
Other comprehensive income (loss)	(1,311,517)	173,144	207,273

Comprehensive income	8,389,362	14,803,809	17,300,037

		Number of Shares

Common stock, par value $1 each:
Issued, beginning of year	15,335,740	15,279,390	15,158,324
Shares issued	80,050	56,350	121,066

Issued, end of year	15,415,790	15,335,740	15,279,390

Common stock, authorized shares, par value $1 each	30,000,000	30,000,000	30,000,000

Common stock, shares outstanding, end of year	8,768,413	9,781,098	9,724,748

Dividends declared per share	$.24	$.24	$.24
The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net income	$9,700,879	$14,630,665	$17,092,764

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Provision for deferred taxes	(1,151,724)	4,150,733	116,476
Net realized investment (gains) losses	805,276	(677,589)	(549,988)
Equity in earnings of limited partnerships	(17,603,357)	(7,704,358)	(8,548,971)
Net bond amortization	(268,182)	1,266,282	710,214
Depreciation and other, net	705,758	664,681	518,475
Changes in:
Premiums and other receivables	17,265,886	(18,616,609)	11,708,218
Reinsurance receivables paid and unpaid, net	(65,392,458)	18,553,934	45,573,778
Ceded reinsurance payable	10,265,504	(350,054)	6,094,468
Accrued investment income	(176,521)	(560,090)	(1,707,692)
Deferred policy acquisition costs	1,063,569	(4,809,697)	(537,414)
Prepaid reinsurance premiums	(815,271)	(472,101)	(14,508,651)
Other assets	(794,902)	(536,067)	(1,141,142)
Unpaid losses and loss adjustment expenses	85,604,011	(15,668,420)	2,927,248
Reserve for unearned premiums	149,597	21,267,111	16,421,908
Other liabilities	7,189,803	11,211,172	(348,458)
Trading portfolio activities	(110,580,538)	43,969,274	(61,736,951)

Total adjustments	(73,733,549)	51,688,202	(5,008,482)

Net cash (used in) provided by operating activities	(64,032,670)	66,318,867	12,084,282

Cash flows from investing activities:
Fixed maturities acquired	(247,136,021)	(80,380,360)	(132,310,120)
Limited partnerships acquired	(17,350,000)	(156,400,000)	(72,500,000)
Fixed maturities sold	97,941,993	55,017,140	64,840,423
Net sale (purchase) of short-term investments	219,023,303	(40,975,796)	99,632,096
Fixed maturities matured	8,448,000	5,775,000	3,820,000
Equity securities sold	—	—	4,658,759
Limited partnerships sold	85,839,946	79,061,430	14,091,597
Receivable for securities not yet settled	(47,944,697)	(5,067,411)	1,645,152
Payable for securities not yet settled	9,000,000	(8,321,250)	8,321,250
Acquisition of property & equipment, net	(3,846,538)	(1,844,687)	(3,724,672)

Net cash (used in) provided by investing activities	103,975,986	(153,135,934)	(11,525,515)

Cash flows from financing activities:
Proceeds from stock issuance and other	1,981,601	1,361,695	2,176,507
Cash dividends paid to stockholders	(2,154,947)	(2,335,451)	(1,747,170)
Net sale of treasury shares	(27,099,828)	—	6,192,281
Proceeds from borrowings	—	97,705,428	—
Loan principal payments	—	—	(6,219,953)

Net cash (used in) provided by financing activities	(27,273,174)	96,731,672	401,665

Net increase in cash	12,670,142	9,914,605	960,432
Cash at beginning of year	11,855,146	1,940,541	980,109

Cash at end of year	$24,525,288	$11,855,146	$1,940,541

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Summary Of Significant Accounting Policies:
Nature of operations
NYMAGIC, INC. (the “Company” or “NYMAGIC”), through its subsidiaries, has specialized in underwriting ocean marine, inland marine/fire, other liability and aircraft insurance through insurance pools managed by Mutual Marine Office, Inc. (“MMO”), Pacific Mutual Marine Office, Inc. (“PMMO”), and Mutual Marine Office of the Midwest, Inc. (“Midwest”). MMO, located in New York, PMMO located in San Francisco, and Midwest, located in Chicago, manage the insurance pools in which the Company’s insurance subsidiaries, New York Marine And General Insurance Company (“New York Marine”) and Gotham Insurance Company (“Gotham”), participate. All premiums, losses and expenses are prorated among pool members in accordance with their pool participation percentages. Effective January 1, 1997 and subsequent, the Company increased to 100% its participation in the business produced by the pools.
In 1997, the Company formed MMO EU as a holding company for MMO UK, which operated as a limited liability corporate vehicle to provide capacity, or the ability to underwrite a certain amount of business, for syndicates within Lloyd’s of London (“Lloyd’s”). In 1997, the Company acquired ownership of a Lloyd’s managing agency, which was subsequently renamed MMO Underwriting Agency, Ltd. MMO Underwriting Agency Ltd. commenced underwriting in 1998 for the Company’s wholly owned subsidiary MMO UK, which provided 100%, or $29.8 million, of the capacity for Syndicate 1265. In 2000, the Company sold MMO Underwriting Agency Ltd. in exchange for a minority interest in Cathedral Capital PLC and Syndicate 1265 was placed into runoff. “Runoff” is a term used to refer to an insurer that has ceased writing new insurance policies but that continues to exist for the purpose of paying claims on policies that it has already written. In 2001, MMO UK provided approximately 11.2%, or $13.6 million, of the capacity for Syndicate 2010, which is managed by Cathedral Capital. In 2002, the Company completed the withdrawal from its London operations and since 2002, MMO UK has not provided capacity to any Lloyd’s syndicate. Accordingly, the consolidated financial statements reflect the interests from the syndicate operations up to the time of the Company’s withdrawal in November 2002. In January 2003, the Company sold its minority interest in Cathedral Capital PLC for approximately $2.8 million. In 2005 the Company sold MMO UK to the Robertson Group Limited and the Edinburgh Woollen Mill (Group) Limited in consideration for two pounds sterling, and additional minimum consideration estimated at approximately $436,000 based upon the parties entry into a Taxation Deed executed in connection with the sale. The Company also incurred approximately $200,000 in expenses in connection with the sale of MMO UK. Neither of these sales had a material impact on the Company’s results of operations.
MMO EU and MMO UK, including its participation interest in Syndicates 1265 and 2010, are collectively referred to as “MMO London.”
In 2005, the Company formed Arizona Marine and General Insurance Company as a wholly owned subsidiary in the State of Arizona; its application to the Arizona Department of Insurance for authority to write insurance in Arizona is pending.
The Company maintains a 100% interest in a limited partnership hedge fund, Mariner Tiptree (CDO) Fund I, L.P. (“Tiptree”), that invests in CDO securities, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a Mariner affiliated Company. See Note 16 “Related Party Transactions.”
Basis of reporting
The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”), which differ in certain material respects from the accounting principles prescribed or permitted by state insurance regulatory authorities for the Company’s two domestic insurance subsidiaries. The principal differences recorded under GAAP are deferred policy acquisition costs, an allowance for doubtful accounts, limitations on deferred income taxes, and fixed maturities held for sale are carried at fair value.
The preparation of financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual amounts could differ from those amounts previously estimated.

Consolidation
The consolidated financial statements include the accounts of the Company, two insurance subsidiaries, New York Marine and Gotham, and three agency subsidiaries. MMO London’s financial statements were included in the consolidated financial statements until November 2002, the date of the Company’s withdrawal from its London operations. Gotham is owned 25% by the Company and 75% by New York Marine. Gotham is consolidated in the financial statements as it is a 100% indirect subsidiary of NYMAGIC, INC. All other subsidiaries are wholly owned by NYMAGIC. Since 2003, the Company has been a 100% limited partner in Tiptree, that invests in CDO securities, CRS securities and other structured product securities, whose financial statements are included in the consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.
Investments
Fixed maturities held for sale are carried at fair value and include those bonds where the Company’s intent to carry such investments to maturity may be affected in future periods by changes in market interest rates or tax position. Unrealized gains or losses on fixed maturities held for sale are reflected in accumulated other comprehensive income. Fixed maturities held for trading are carried at fair value. Trading securities are marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of such securities are also recognized in net investment income.
Equity securities (common stocks and non-redeemable preferred stocks) are carried at fair value. Unrealized gains or losses on equity securities are reflected in accumulated other comprehensive income.
Short-term investments are carried at amortized cost, which approximates fair value.
Investments in limited partnerships are reported under the equity method, which includes the cost of the investment and the subsequent proportional share of any partnership earnings or losses. Under the equity method, the partnership earnings or losses are recorded as investment income. The Company’s investments in limited partnership hedge funds include interests in limited partnerships and limited liability companies.
Realized investment gains and losses (determined on the basis of first in first out) also include any declines in value which are considered to be other-than-temporary. Management reviews investments for impairment based upon quantitative and qualitative criteria that include downgrades in rating agency levels for securities, the duration and extent of declines in fair value of the security below its cost or amortized cost, interest rate trends, the Company’s intent to hold the security, market conditions, and the regulatory environment for the security’s issuer. Unrealized appreciation or depreciation of investments, net of related deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity.
Derivatives
The Company enters into derivatives in the course of its investment operations. Changes in the fair value of any derivatives are recorded to results of operations. In 2004, the Company entered into a rate lock agreement that was used to effectively hedge the Company’s interest rate on its 6.5% senior notes. Upon settlement, the cost of the rate lock agreement was included in bond issuance costs.
Premium and policy acquisition cost recognition
Premiums and policy acquisition costs are reflected in income and expense on a monthly pro rata basis over the terms of the respective policies. Accordingly, unearned premium reserves are established for the portion of premiums written applicable to unexpired policies in force, and acquisition costs, consisting mainly of net brokerage commissions and premium taxes relating to these unearned premiums, are deferred to the extent recoverable. The determination of acquisition costs to be deferred considers historical and current loss and loss adjustment expense experience. In measuring the carrying value of deferred policy acquisition costs consideration is also given to anticipated investment income using interest rates of 5%, 4% and 3% in 2005, 2004 and 2003, respectively. The Company has provided an allowance for uncollectible premium receivables of $300,000 and $450,000 for the period ended December 31, 2005 and 2004, respectively.
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
Reinsurance
The Company’s insurance subsidiaries participate in various reinsurance agreements on both an assumed and ceded basis. The Company uses various types of reinsurance, including quota share, excess of loss and facultative agreements, to spread the risk of loss among several reinsurers and to limit its exposure from losses on any one occurrence. Any recoverable due from reinsurers is recorded in the period in which the related gross liability is established.
Reinsurance reinstatement premiums are incurred by the Company based upon the provisions of the reinsurance contracts.
The Company accounts for all reinsurance receivables and prepaid reinsurance premiums as assets.
Depreciation
Property, equipment and leasehold improvements are depreciated over their estimated useful lives, which is approximately 3 to 12 years. External costs incurred in developing or obtaining software are capitalized and amortized over their useful lives.
Income taxes
The Company and its subsidiaries file a consolidated Federal income tax return. The Company provides deferred income taxes on temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities based upon enacted tax rates. The effect of a change in tax rates is recognized in income in the period of change. The Company provides for a valuation allowance on certain deferred tax assets.
Fair values of financial instruments
The fair value of the Company’s investments is disclosed in Note 2 including the fair values of privately placed securities. The fair values of fixed maturities, equity securities and short-term investments are based upon quotes obtained from independent sources. The Company’s other financial instruments include short-term receivables and other payables which are recorded at the underlying transaction value and approximate fair value. See Note 9 for the fair value of the Company’s 6.5% senior notes.
Incurred losses
Unpaid losses are based on individual case estimates for losses reported. A provision is also included, based on past experience, for IBNR, salvage and subrogation recoveries and for loss adjustment expenses. The method of making such estimates and for establishing the resulting reserves is continually reviewed and updated and any changes resulting there from are reflected in operating results currently.
Debt issuance costs
Debt issuance costs associated with the $100 million 6.5% senior notes due March 15, 2014 are being amortized over the term of the senior debt using the interest method.
Stock options
Effective January 1, 2003 the Company adopted the fair value method of accounting under of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), prospectively for all employee awards granted, modified or settled after January 1, 2003. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the years ended December 31, 2005, December 31, 2004 and December 31, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123, which includes awards issued after December 15, 1994. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. Under APB 25, the Company recorded the difference, if any, between the exercise price of the Company’s stock options and the market price of the underlying stock on the date of grant as an expense over the vesting period of the option. The adoption of SFAS 123 did not have a significant impact on the Company’s results of operations, financial condition or liquidity.
The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period. The table includes only the effect of stock options on net income and earnings per share as all other stock compensation awards have been accounted for under SFAS 123. The amounts recognized as expense for all other awards issued were $939,929, $522,729 and $455,450 for 2005, 2004 and 2003, respectively.

	Year ended December 31,
	2005	2004	2003
	(in thousands except per share data)
Net income, as reported	$9,701	$14,631	$17,093
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	26	30	19
Deduct: Total stock-based employee compensation expense determined under the fair value base method for all awards, net of related tax effects	(336)	(354)	(358)

Pro forma net income	$9,391	$14,307	$16,754

Earnings per share:

Basic EPS – as reported	$1.11	$1.50	$1.77
Basic EPS – pro forma	$1.08	$1.47	$1.73

Diluted EPS – as reported	$1.09	$1.48	$1.74
Diluted EPS – pro forma	$1.05	$1.44	$1.70
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
Reclassification
Certain accounts in the prior year’s financial statements have been reclassified to conform to the 2005 presentation.
Effects of recent accounting pronouncements
In March 2004, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This consensus provided recognition and measurement guidance for determining when an investment is other-than-temporarily impaired, specifically, when the investor has the ability and intent to hold an investment until recovery. This guidance was effective for reporting periods beginning after June 15, 2004. In September 2004, the guidance contained within some of the paragraphs in EITF 03-1 were delayed by FSP EITF Issue 03-1-1, “Effective Date of Paragraphs 10–20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” until new guidance is issued. The Company is still assessing the impact of this statement on its financial position and results of operations. (For further discussion, see disclosures in Note 2.)

In November 2005, the FASB issued FSP Nos. FAS 115-1 and 124-1, The meaning of Other-than Temporary Impairment and its application to Certain Investments, which addresses the determination as to when and investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in the FSP amends SFAS No. 115, Accounting for Certain Investments Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The Company has reviewed the guidance of FSP Nos. FAS 115-1 and 124-1 and is still assessing the impact this statement will have on its financial position or results of operations.
The Company maintains stock-based compensation plans for employees, directors and consultants. With the exception of unrestricted stock which immediately vests, awards under the Company’s plans vest over periods ranging from one to five years. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), prospectively to all awards granted, modified or settled after January 1, 2003. Therefore, the cost related to stock-based compensation included in the determination of net income (loss) for 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123, which includes awards issued after December 15, 1994 .
In November 2005, the FASB issued FSP Nos. FAS 123R-2, Practical Accommodations of Grant Date as Defined in FASB Statement Nos. 123R, and 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. The Company has reviewed the guidance of FSP Nos. FAS 123R-2 and 123R-3 and is still assessing the impact this statement will have on its financial position or results of operations.
In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs on internal replacement, defined as a modification of product benefits, rights, coverages, or features that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, right, coverage, or feature within an existing contract. The guidance in this pronouncement is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt this statement for internal replacements beginning January 1, 2007. The Company is still assessing the impact this statement will have on its financial position or results of operations.
(2) Investments:
A summary of investment components at December 31, 2005 and December 31, 2004 at fair value consists of the following:

	December 31, 2005	Percent	December 31, 2004	Percent
Fixed Maturities Available for Sale (Fair Value):
U.S. Treasury Securities	$10,391,615	1.67%	$10,018,470	1.59%
Municipalities	7,804,938	1.25%	7,652,500	1.21%
Corporate Bonds	231,751,734	37.24%	95,061,930	15.07%

Subtotal	$249,948,287	40.16%	$112,732,900	17.87%

Trading Securities (Fair Value)
Collateralized Debt Obligations	128,348,213	20.62%	17,767,675	2.82%

Total Fixed Maturities and Trading Portfolio	$378,296,500	60.78%	$130,500,575	20.69%

Cash & Short-term Investments (at Cost)	104,516,979	16.79%	309,894,313	49.12%

Total Fixed Maturities, Cash and Short-term Investments	$482,813,479	77.57%	$440,394,888	69.81%

Limited Partnership Hedge Funds (at Equity)	139,590,758	22.43%	190,477,346	30.19%

Total Investment Portfolio	$622,404,237	100.00%	$630,872,234	100.00%

Gross unrealized gains on fixed maturities available for sale were $261,049 and $1,560,532 at December 31, 2005 and December 31, 2004, respectively; and gross unrealized losses on fixed maturities available for sale were $1,136,670 and $418,437 at December 31, 2005 and December 31, 2004, respectively.
Included in investments at December 31, 2005 are securities required to be held by the Company or those that are on deposit with various regulatory authorities as required by law with a fair value of $10,391,615.
There were no non-income producing fixed maturity investments for each of the years ended December 31, 2005 and December 31, 2004.
Mortgage backed securities at December 31, 2005 consisted of commercial mortgage backed securities with a fair value of $174.7 million, all of which are readily marketable and were included in the above table in corporate bonds. There were no mortgage backed securities at December 31, 2004.
The gross unrealized gains and losses on fixed maturities available for sale at December 31, 2005 and December 31, 2004 are as follows:

	2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	cost	Gains	Losses	Value

Fixed maturities available for sale:

U.S. Treasury Securities	$10,539,941	$3,831	$(152,157)	$10,391,615
Municipalities	7,798,992	8,520	(2,575)	7,804,937
Corporate Bonds	232,484,975	248,698	(981,938)	231,751,735

Totals	$250,823,908	$261,049	$(1,136,670)	$249,948,287

	2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	cost	Gains	Losses	Value

Fixed maturities available for sale:

U.S. Treasury Securities	$9,982,560	$104,633	$(68,723)	$10,018,470
Municipalities	7,636,491	16,009	—	7,652,500
Corporate Bonds	93,971,754	1,439,890	(349,714)	95,061,930

Totals	$111,590,805	$1,560,532	$(418,437)	$112,732,900

The following table summarizes all securities in an unrealized loss position at December 31, 2005 disclosing the aggregate fair value and gross unrealized loss for less than as well as more than 12 months:

	2005
Description of Securities	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury Securities	$484,063	$(8,337)	$4,013,369	$(143,820)	$4,497,432	$(152,157)
Municipal Bonds	261,928	(2,575)	—	—	261,928	(2,575)
Corporate Bonds	114,416,197	(695,363)	11,913,819	(286,575)	126,330,016	(981,938)

Total temporary impaired securities	$115,162,188	$(706,275)	$15,927,188	$(430,395)	$131,089,376	$(1,136,670)

The above table contains available for sale securities related to 54 investments. The Company believes the unrealized losses as shown above are temporary, as they resulted from changes in market conditions, including interest rates or sector spreads, and are not considered to be credit risk related. Further, as of December 31, 2005 the Company does not have the intent to sell the securities prior to full recovery.
The amortized cost and fair value of debt securities at December 31, 2005 by contractual maturity are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Fixed maturities available for sale
	Amortized	Fair
	Cost	Value

Due in one year or less	$18,671,256	$18,594,349
Due after one year through five years	40,966,803	40,476,629
Due after five years through ten years	8,517,161	8,133,995
Due after ten years	8,033,929	8,046,980

	76,189,149	75,251,953
Mortgage backed securities	174,634,759	174,696,334

Totals	$250,823,908	$249,948,287

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
Proceeds from sales of investments in debt securities held for sale for the years ended December 31, 2005, 2004 and 2003 were $97,941,993, $55,017,140 and $64,840,423, respectively. Gross gains of $532,429, $995,789 and $131,601 and gross losses of $413,986, $197,928 and $399,524 were realized on those sales for the years ended December 31, 2005, 2004 and 2003, respectively. The Company recorded declines in values of investments considered to be other-than-temporary of $678,395, $124,487 and $0 for the years ended December 31, 2005, 2004 and 2003.
Realized gains (losses) and unrealized investment appreciation (depreciation) on fixed maturities and equity securities for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Year ended December 31,
	2005	2004	2003

Realized gains (losses) on investments
Fixed maturities	$(559,952)	$673,374	$(267,923)
Equity securities	—	—	(69,900)
Short-term investments	(245,324)	4,215	887,811

Net realized investment gains (losses)	(805,276)	677,589	549,988
Less: applicable income taxes	281,847	(237,156)	(192,496)

Net realized investment gains (losses) after taxes	$(523,429)	$440,433	$357,492

	Year ended December 31,
	2005	2004	2003

Change in unrealized investment appreciation (depreciation) of securities:
Fixed maturities	$(2,017,718)	$266,375	$318,878

Net unrealized investment gains (losses)	(2,017,718)	266,375	318,878
Less: applicable deferred income taxes	706,201	(93,231)	(111,605)

Net unrealized investment gains (losses) after taxes	$(1,311,517)	$173,144	$207,273

Net investment income from each major category of investments for the years indicated is as follows:

	Year ended December 31,
	2005	2004	2003

Fixed maturities available for sale	$7,796,371	$4,375,898	$4,176,273
Trading securities	8,486,160	13,420,243	12,909,671
Short-term investments	6,161,702	2,999,993	1,879,098
Equity in earnings of limited partnerships	17,603,357	7,704,357	8,548,971

Total investment income	40,047,590	28,500,491	27,514,013
Investment expenses	(3,987,779)	(4,821,537)	(5,120,309)

Net investment income	$36,059,811	$23,678,954	$22,393,704

Net investment income for trading securities includes $(1,392,929), $143,550 and $313,739 of net unrealized (losses) gains as of December 31, 2005, 2004 and 2003, respectively.
In addition to its investment in Tiptree, the Company held $139.6 million of limited partnership and limited liability company hedge funds at December 31, 2005, accounted for under the equity method, as follows:

	Amount	Ownership %
Amici Qualified Associates, LP	$6,732,363	1.82
Artesian Credit Arbitrage Total Return Fund	9,248,906	5.18
Asuka Japanese Equity Long/Short Fund LP	6,820,971	6.56
Blue Harbour Strategic Value Partners, LP	5,266,170	2.58
Boldwater Credit Opportunities Fund I, LP	4,135,375	8.67
Caspian Capital Partners, LP(1)	8,260,304	2.31
Dolphin Limited Partnership – A	6,839,837	5.61
Mariner Voyager LP(1)	6,334,188	13.06
Midway Market Neutral Fund LLC	7,653,992	5.75
Mariner Opportunities Fund (1)	3,822,309	2.43
MV Partners Fund I, LP — Tranche B	1,902,848	2.01
Newsmith Credit Fund, LP	9,409,202	12.73
Nippon Partners, LP	4,437,236	2.59
Parkcentral Global, LP	5,270,459	1.18
P.A.W. Partners, LP	9,235,485	4.46
Relative Value International Fund, LP	4,516,953	6.48
SLS Investors	8,418,939	1.64
RH Capital Associates Number One, LP	7,561,216	3.33
Triage Capital Management, LP	8,370,085	6.20
Wexford Spectrum Fund I, LP	15,353,920	2.09

Total limited partnership hedge funds	$139,590,758

(1)	Limited partnership hedge fund directly managed by Mariner.
The fair values for our investments in hedge funds and other privately held equity securities generally are established on the basis of the valuations provided monthly by the managers of such investments. These valuations generally are determined based upon the valuation criteria established by the governing documents of such investments or utilized in the normal course of such manager’s business. Such valuations may differ significantly from the values that would have been used had readily available markets for these securities existed and the differences could be material.
The hedge funds in which we invest usually impose limitations on the timing of withdrawals from the hedge funds (most are within 90 days), and may affect our liquidity. With respect to the Company’s investment in the Tiptree limited partnership hedge fund managed by a Mariner affiliated Company and consolidated in the Company’s financial statements, the Company cannot withdraw funds for a minimum period of three years from its initial investment in 2003 without the consent of the hedge fund manager. Any withdrawals made require one year’s prior written notice to the hedge fund manager.
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
Margin Account
The Company maintains an investment in a limited partnership hedge fund, (Tiptree), that invests in CDOs, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a Mariner affiliated company. This investment is consolidated in the Company’s financial statements. CDOs and CRSs are purchased by various broker dealers. Such purchases are then repackaged and sold to investors within a relatively short time period, normally within a few months. Tiptree earns a fee for servicing these arrangements and provides a margin account as collateral to secure the credit risk of the purchases made by the dealers under these agreements. Tiptree does not share in the gains or losses on investments held by the dealer. Management expects that only under a remote circumstance would the margin account be drawn by the dealer to secure losses. Many of the securities purchased are investment grade floating rate securities and large unrealized losses are not normally expected to occur. The Company seeks to mitigate market risk associated with such investments by concentrating on investment grade, floating rate securities with the risk of loss being limited to the cash held in the margin accounts. As of December 31, 2005 and 2004, Tiptree provided $0 and $7.5 million, respectively in cash as collateral to secure any purchases made by the dealers. These amounts are included in the consolidated cash balance...
Securities lending
The Company maintains a securities lending agreement with Bear, Stearns Securities Corp. (the “Borrower”) whereby certain securities from its portfolio are loaned to the Borrower for short periods of time. The agreement sets forth the terms and conditions under which the Company may, from time to time, lend to the Borrower, against a pledge of restricted collateral, securities held in custody for the Company by Custodial Trust Company, an affiliate of the Borrower. The Company receives restricted collateral from the Borrower generally equal to at least the fair value of the loaned securities plus accrued interest. The loaned securities remain a recorded asset of the Company. At December 31, 2005 and December 31, 2004, the Company had loaned securities with a fair value of $2,645,407 and $3,266,890, respectively and held collateral related to these loaned securities of $2,729,037 and $3,367,297, respectively.
(3) Fiduciary Funds:
The Company’s insurance agency subsidiaries maintain separate underwriting accounts, which record all of the underlying insurance transactions of the insurance pools, which they manage. These transactions primarily include collecting premiums from the insureds, collecting paid receivables from reinsurers, paying claims as losses become payable, paying reinsurance premiums to reinsurers and remitting net account balances to member insurance companies in the pools which MMO manages. Unremitted amounts to members of the insurance pools are held in a fiduciary capacity and interest income earned on such funds inures to the benefit of the members of the insurance pools based on their pro rata participation in the pools.

A summary of the pools’ underwriting accounts as of December 31, 2005 and December 31, 2004 is as follows:

	(Unaudited)
	2005	2004

Cash and short-term investments	$5,870,875	$21,238,135
Premiums receivable	23,804,464	28,929,441
Reinsurance and other receivables	68,394,368	48,902,946

Total assets	$98,069,707	$99,070,522

Due to insurance pool members	34,436,135	46,349,940
Reinsurance payable	35,660,965	26,000,228
Funds withheld from reinsurers	25,845,670	24,590,399
Other liabilities	2,126,937	2,129,955

Total liabilities	$98,069,707	$99,070,522

A portion of the pools’ underwriting accounts above have been included in the Company’s insurance subsidiaries operations based upon their pro rata participation in the MMO insurance pools.
(4) Insurance Operations:
Reinsurance transactions
Approximately 33%, 25% and 31% of the Company’s insurance subsidiaries’ direct and assumed gross premiums written for the years ended December 31, 2005, 2004 and 2003, respectively, have been reinsured by the pools with other companies on both a treaty and a facultative basis.
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
On May 28, 2003, an arbitration proceeding against Utica Mutual was completed and it was ordered to pay MMO approximately $7.8 million, which represented Utica Mutual’s funding requirement to the pools and had no impact on the Company’s results of operations. In addition, the Company was awarded interest of approximately $1 million on a pre-tax basis which was reflected in results of operations in 2003. Following the award, these amounts were paid in full. This award confirmed that, as a pool member, Utica Mutual is required to fund gross losses paid by MMO, acting as managing agent.
The Company is not aware of any uncertainties that could result in any possible defaults by either Arkwright or Utica Mutual with respect to their pool obligations, which might impact liquidity or results of operations of the Company, but there can be no assurance that such events will not occur in the future.
Reinsurance ceded transactions generally do not relieve the Company of its primary obligation to the policyholder, so that such reinsurance ceded would become a liability of the Company’s insurance subsidiaries in the event that any reinsurer might be unable to meet the obligations assumed under the reinsurance agreements. As established by the pools, all reinsurers must meet certain minimum standards of financial condition.
The Company’s largest unsecured reinsurance receivables at December 31, 2005 were from the following reinsurers:

Reinsurer	Amounts	A.M. Best Rating
	(in millions)
Lloyd’s Syndicates	$58.4	A (Excellent)
Swiss Reinsurance America Corp.	21.1	A+ (Superior)
Folksamerica Reinsurance Company	13.1	A (Excellent)
Platinum Underwriters Reinsurance Co.	8.2	A (Excellent)
Lloyd’s (Equitas)	8.1	NR-3 (Rating Procedure Inapplicable)
GE Reinsurance Corp.	7.8	A (Excellent)
FM Global (Arkwright)	7.5	A+ (Superior)
XL Reinsurance America Inc.	6.9	A+ (Superior)
Liberty Mutual Insurance Company	4.6	A (Excellent)
Berkley Insurance Company	4.2	A (Excellent)
Everest Reinsurance	4.1	A+ (Superior)
Total	$144.0

The reinsurance contracts with the above listed companies are generally entered into annually and provide coverage for claims occurring while the relevant agreement was in effect, even if claims are made in later years. The contract with Arkwright was entered into with respect to their participation in the pools.
Lloyd’s maintains a trust fund, which was established for the benefit of all United States ceding companies. For the three most recent years for which Lloyd’s has reported results, 2002, 2001, and 2000, a profit was reported for 2002, losses were reported for 2001 and 2000. Lloyd’s is expected to report a profit for 2004 and 2003. Lloyd’s receivables represent amounts due from approximately 111 different Lloyd’s syndicates.
Equitas, a Lloyd’s company established to settle claims for underwriting years 1992 and prior, maintains policyholders’ surplus at March 31, 2005 of approximately 476 million Pounds Sterling (unaudited) (US $869 million). However, given the uncertainty surrounding the adequacy of surplus and sufficiency of assets in Equitas to meet its ultimate obligations, there is a reasonable possibility that the Company’s collection efforts relating to reinsurance receivables from Equitas may be adversely affected in the future.
The Company’s exposure to reinsurers, other than those indicated above, includes reinsurance receivables from approximately 550 reinsurers or syndicates, and as of December 31, 2005, no single one was liable to the Company for an unsecured amount in excess of approximately $3 million.
Funds withheld of approximately $14.4 million and letters of credit of approximately $150.9 million as of December 31, 2005 were obtained as collateral for reinsurance receivables as provided under various reinsurance treaties. Reinsurance receivables as of December 31, 2005 and 2004 included an allowance for uncollectible reinsurance receivables of $16.7 million and $12.4 million, respectively. Uncollectible reinsurance resulted in charges to operations of approximately $6.1 million, $1.2 million and $1.0 million in 2005, 2004 and 2003, respectively.
Reinsurance ceded and assumed relating to premiums written were as follows:

	Gross	Ceded	Assumed		Percentage
	(direct)	to other	from other		of assumed
Year ended	amount	companies	companies	Net amount	to net

December 31, 2005	$186,734,330	$66,478,291	$13,635,490	$133,891,529	10%
December 31, 2004	159,407,233	46,505,810	24,226,839	137,128,262	18%
December 31, 2003	123,520,550	44,889,948	19,676,603	98,307,205	20%
Reinsurance ceded and assumed relating to premiums earned were as follows:

	Gross	Ceded	Assumed		Percentage
	(direct)	to other	from other		of assumed
Year ended	amount	companies	companies	Net amount	to net

December 31, 2005	$178,807,549	$65,663,023	$21,412,678	$134,557,204	16%
December 31, 2004	142,738,099	46,033,709	19,628,864	116,333,254	17%
December 31, 2003	111,876,648	30,381,297	14,898,599	96,393,950	15%
Losses and loss adjustment expenses incurred are net of ceded reinsurance recoveries of $90,454,778, $18,416,068 and $27,564,318 for the years ended December 31, 2005, 2004 and 2003, respectively.
Unpaid losses
Unpaid losses are based on individual case estimates for losses reported and include a provision for losses incurred but not reported and for loss adjustment expenses. The following table provides a reconciliation of the Company’s consolidated liability for losses and loss adjustment expenses for the years ended December 31, 2005, 2004 and 2003:

	Year ended December 31,
	2005	2004	2003
	(In thousands)
Net liability for losses and loss adjustment expenses at beginning of year	$255,479	$242,311	$208,979

Provision for losses and loss adjustment expenses occurring in current year	105,537	81,518	57,125
Increase (decrease) in estimated losses and loss adjustment expenses for claims occurring in prior years(1)	(13,247)	(14,960)	(1,410)

Net loss and loss adjustment expenses incurred	92,290	66,558	55,715

Less:
Losses and loss adjustment expense payments for claims occurring during:
Current year	15,453	10,287	5,241
Prior years	43,099	43,103	17,142

	58,552	53,390	22,383
Net liability for losses and loss adjustment expenses at year end	289,217	255,479	242,311

Ceded unpaid losses and loss adjustment expenses at year end	299,648	247,782	276,619

Gross unpaid losses and loss adjustment expenses at year end	$588,865	$503,261	$518,930

(1)	The adjustment to the consolidated liability for losses and loss adjustment expenses for losses occurring in prior years reflects the net effect of the resolution of losses for other than full reserve value and subsequent readjustments of loss values.

The $13 million decrease in 2005 primarily reflected favorable development in the ocean marine line of business, particularly in the 2001-2003 accident years. Although the Company’s net loss retention increased substantially in the ocean marine line during the 2001-2003 years from previous years, the actual loss emergence is developing less than previously anticipated. The other liability line also reported favorable development in years prior to 2002 resulting from a lower than expected emergence of losses attributable to a shorter loss reporting tail than originally estimated. While the business written in the other liability line of business changed substantially in 2002, if similar trends appear in subsequent periods for accident years 2002 and subsequent, there may be additional favorable development to report for those periods. However, we cannot be assured that such favorable trends will continue. Further contributing to the increase was favorable development of aircraft loss reserves largely attributable to the 2001 accident year. The favorable loss development in 2005 was partially offset by net adverse loss development resulting from provisions made for insolvent, financially impaired reinsurers and commuted reinsurance contracts, partly as a result of an increase in ceded incurred losses relating to a few specific asbestos claims.

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
The insurance pools participated in both the issuance of umbrella casualty insurance for various Fortune 1000 companies and the issuance of ocean marine liability insurance for various oil companies during the period from 1978 to 1985. Depending on the accident year, the insurance pools’ net retention per occurrence after applicable reinsurance ranged from $250,000 to $2,000,000. The Company’s effective pool participation on such risks varied from 11% in 1978 to 59% in 1985, which exposed the Company to asbestos losses. Subsequent to this period, the pools substantially reduced their umbrella writings and coverage was provided to smaller insureds. In addition, ocean marine and non-marine policies issued during the past three years provide coverage for certain environmental risks.

At December 31, 2005 and December 31, 2004, the Company’s gross, ceded and net loss and loss adjustment expense reserves for all asbestos/environmental policies amounted to $72.2 million, $59.2 million and $13.0 million, and $70.7 million, $57.9 million and $12.8 million, respectively. The Company believes that the uncertainty surrounding asbestos/environmental exposures, including issues as to insureds’ liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions, all affect the estimation of ultimate losses. Under such circumstances, it is difficult to determine the ultimate loss for asbestos/environmental related claims. Given the uncertainty in this area, losses from asbestos/environmental related claims may develop adversely and, accordingly, management is unable to estimate the range of possible loss that could arise from asbestos/environmental related claims. However, the Company’s net unpaid loss and loss adjustment expense reserves, in the aggregate, as of December 31, 2005, represent management’s best estimate.
In 2001, the Company recorded losses, in its aircraft line of business as a result of the terrorist attacks of September 11, 2001 on the World Trade Center, the Pentagon and the hijacked airliner that crashed in Pennsylvania (collectively, the “WTC attack”). The ultimate gross and net liability for unpaid losses resulting from the WTC attack represent the estimated ultimate costs of all incurred claims and claim adjustment expenses. Since the gross liability and related reinsurance recoverables are based on estimates, the ultimate liability may change from the amount provided currently, depending upon revisions in gross loss estimates and the interpretation as to the number of occurrences as defined in the aircraft ceded reinsurance treaties. For example, in September 2004 the Company became aware of additional information that allowed us to reduce loss reserves relating to the terrorist attacks of September 11, 2001 on the Pentagon and the hijacked airliner that crashed in Pennsylvania. This amounted to a reduction of $16.3 million and $8.3 million in gross and net loss reserves, respectively, to the Company.
Salvage and subrogation
Estimates of salvage and subrogation recoveries on paid and unpaid losses have been recorded as a reduction of unpaid losses amounting to $7,577,405 and $7,112,142 at December 31, 2005 and December 31, 2004, respectively.
Deferred policy acquisition costs
Deferrable acquisition costs amortized to income amounted to $30,491,014, $25,166,397 and $19,430,211 for the years ended December 31, 2005, 2004 and 2003, respectively.
(5) Property, Improvements and Equipment, Net:
Property, improvements and equipment, net at December 31, 2005 and December 31, 2004 include the following:

	2005	2004

Office furniture and equipment	$1,687,560	$1,335,844
Computer equipment	699,545	500,139
Computer software	4,574,128	2,482,235
Leasehold improvements	3,433,622	2,254,787

	10,394,855	6,573,005
Less: accumulated depreciation and amortization	(2,136,465)	(1,455,396)

Property, improvements and equipment, net	$8,258,390	$5,117,609

Depreciation and amortization and other expenses for the years ended December 31, 2005, 2004 and 2003 amounted to $681,070, $703,224 and $518,475, respectively.
(6) Income Taxes:
The components of deferred tax assets and liabilities as of December 31, 2005 and December 31, 2004 are as follows:

	December 31, 2005	December 31, 2004

Deferred Tax Assets:
Loss reserves	$14,170,491	$12,808,891
Unearned premiums	4,273,119	4,319,717
State and local tax loss carryforwards	3,612,526	3,286,180
Bad debt reserve	887,427	182,972
Unrealized depreciation of investments	306,467	—
Other	654,456	271,849

Deferred tax assets	23,904,486	20,869,609

Less: Valuation allowance	4,176,558	3,790,355

Total deferred tax assets	19,727,928	17,079,254

Deferred Tax Liabilities:
Deferred policy acquisition costs	4,197,105	4,569,354
Unrealized appreciation of investments	—	399,734
Deferred investment income	5,197,737	3,780,199
Accrued salvage and subrogation	291,899	296,773
Other	654,505	504,437

Total deferred tax liabilities	10,341,246	9,550,497

Net deferred tax assets	$9,386,682	$7,528,757

The range of years in which the loss carryforwards can be carried forward against future tax liabilities is from 2006 to 2025.
The Company’s valuation allowance account with respect to the deferred tax asset and the change in the account is as follows:

	December 31, 2005	December 31, 2004	December 31, 2003

Balance, beginning of year	$3,790,355	$3,495,116	$2,363,081
Change in valuation allowance	386,203	295,239	1,132,035

Balance, end of period	$4,176,558	$3,790,355	$3,495,116

The change in the valuation account relates primarily to state and local tax loss carryforwards.
The Company believes that the total deferred tax asset, net of the recorded valuation allowance account, as of December 31, 2005 will more likely than not be fully realized.
Income tax provisions differ from the amounts computed by applying the Federal statutory rate to income before income taxes as follows:

	Year ended December 31,
	2005	2004	2003
Income taxes at the Federal statutory rate	35.0%	35.0%	35.0%
Tax exempt interest	(0.5)	(0.2)	(0.3)
Valuation allowance	2.6	1.3	4.3
State taxes	(2.0)	(0.9)	(2.4)
Other, net	(1.1)	0.1	(1.8)

Income tax provisions	34.0%	35.3%	34.8%

Federal income tax paid amounted to $6,067,039, $5,263,512 and $6,248,652 for the years ended December 31, 2005, 2004 and 2003, respectively.
At December 31, 2005 and 2004, the federal income tax recoverable included in other assets amounted to $637,711 and $460,289, respectively.

Reduction of income taxes paid as a result of the deduction triggered by employee exercise of stock options for the years ended December 31, 2005, 2004 and 2003 amounted to $199,033, $139,819 and $331,737, respectively. The benefit received was recorded in paid-in capital.
(7) Statutory Income and Surplus:
The Company’s domestic insurance subsidiaries are limited, based on the lesser of 10% of policyholders’ surplus or 100% of adjusted net investment income, as defined under New York Insurance Law, in the amount of ordinary dividends they may pay without regulatory approval. Within this limitation, the maximum amount which could be paid to the Company out of the domestic insurance companies’ surplus was approximately $14 million as of December 31, 2005. In connection with the application for approval of acquisition of control of NYMAGIC, INC., filed by Mariner Partners, Inc. (“Mariner”) and William J. Michaelcheck, a Director of the Company and the beneficial owner of a majority of the stock of Mariner, with the New York State Insurance Department (the “Department”) pursuant to Section 1506 of the New York Insurance Law, New York Marine and Gotham agreed for a period of two years from July 31, 2002, the date of the acquisition of such control, not to pay any dividends without the consent of the Department. During 2003 and first quarter of 2004, New York Marine requested and received approval from the State of New York Insurance Department to pay extraordinary dividends of $5,000,000 and $15,000,000, respectively, to the Company.
Combined statutory net income, surplus and dividends declared by the Company’s domestic insurance subsidiaries were as follows for the periods indicated:

	Combined	Combined	Dividends
	Statutory	Statutory	Declared
Year ended	Net Income	Surplus	To Parent
December 31, 2005	$5,679,000	$186,848,000	$8,500,000
December 31, 2004	$5,363,000	$181,633,000	$15,500,000
December 31, 2003	$13,689,000	$186,325,000	$9,575,000
The National Association of Insurance Commissioners (the “NAIC”) provided a comprehensive basis of accounting for reporting to state insurance departments. Included in the codified accounting rules was a provision for the state insurance commissioners to modify such accounting rules by practices prescribed or permitted for insurers in their state. The domestic insurance companies are domiciled in the State of New York, however, there were no differences reported in the statutory financial statements for the years ended December 31, 2005 and 2004, respectively, between prescribed accounting practices and those approved by the NAIC.
(8) Employee Retirement Plans:
The Company maintains a retirement plan for the benefit of our employees in the form of a Profit Sharing Plan and Trust, which resulted from the merger of our Profit Sharing Plan and Money Purchase Plan in 2003. The Profit Sharing Plan and Trust provides for an annual mandatory contribution of 7.5% of compensation for each year of service during which the employee has completed 11 months of service and is employed on the last day of the plan year. An additional discretionary annual contribution of up to 7.5% of compensation may also be made by the Company. The plan provides for 100% vesting upon completion of one year of service. Employee retirement plan expenses for the years ended December 31, 2005, 2004 and 2003 amounted to $1,096,437, $966,008 and $901,343, respectively.
(9) Debt:
On March 11, 2004, the Company issued $100,000,000 in 6.5% senior notes due March 15, 2014. The notes provide for semi-annual interest payments and are to be repaid in full on March 15, 2014. The indenture contains certain covenants that restrict our and our restricted subsidiaries’ ability to, among other things, incur indebtedness, make restricted payments, incur liens on any shares of capital stock or evidences of indebtedness issued by any of our restricted subsidiaries or issue or dispose of voting stock of any of our restricted subsidiaries.
The fair value of the senior debt at December 31, 2005 was a price equal to 96.3% of the par value.
Interest paid amounted to $6,500,444, $3,322,738, and $34,327 for the years ended December 31, 2005, 2004 and 2003, respectively.

(10) Commitments:
The Company maintains various operating leases to occupy office space. The lease terms expire on various dates through July 2016.
The aggregate minimum annual rental payments under various operating leases for office facilities as of December 31, 2005 are as follows:

Amount
2006	1,763,907
2007	1,745,219
2008	1,761,594
2009	1,784,519
2010	1,763,722
Thereafter	9,842,084

Total	$18,661,045
The operating leases also include provisions for additional payments based on certain annual cost increases. Rent expenses for the years ended December 31, 2005, 2004 and 2003 amounted to $1,677,299, $1,306,695 and $1,993,278, respectively.
In 2003, the Company entered into a sublease for approximately 28,000 square feet for its principal offices in New York. The sublease commenced on March 1, 2003 and expires on July 30, 2016. In April 2005, the Company signed an amendment to the sublease pursuant to which it added approximately 10,000 square feet of additional space. The sublease expires on July 30, 2016. The minimum monthly rental payments of $141,276 under the amended sublease include the rent paid by the Company for the original sublease. Such payments commence in 2005 and end in 2016. They will amount to $20.8 million of total rental payments, collectively, over the term of the amended sublease.
Additionally, the Company made a first amendment to a lease dated May 4, 2004 for its office in Chicago. The minimum monthly rental payments of $4,159 commenced in 2005 and will end in 2010.
(11) Comprehensive Income:
The Company’s comparative comprehensive income is as follows:

	Year ended December 31,
	2005	2004	2003

Net income	$9,700,879	$14,630,665	$17,092,764

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities, net of deferred tax benefit (expense) of $988,048, $(330,387) and $(304,104)	(1,834,946)	613,577	564,765
Less: reclassification adjustment for gains (losses) realized in net income, net of tax benefit (expense) of $281,847, $(237,156) and $(192,496)	(523,429)	440,433	357,492

Other comprehensive income (loss)	(1,311,517)	173,144	207,273

Total comprehensive income	$8,389,362	$14,803,809	$17,300,037

The Company recorded unrealized holding gains (losses) on securities, net of deferred taxes, of $(569,153) and $742,364 as of December 31, 2005 and December 31, 2004, respectively.
(12) Common Stock Repurchase Plan and Shareholders’ Equity:
The Company has a common stock repurchase plan which authorizes the repurchase of up to $55,000,000, at prevailing market prices, of the Company’s issued and outstanding shares of common stock on the open market. As of December 31, 2005, the Company had repurchased a total of 2,338,684 shares of common stock under this plan at a total cost of $42,242,044 at market prices ranging from $12.38 to $28.81 per share. There were no repurchases made during 2005 or 2004 under this plan.
In a transaction separate from its common stock repurchase plan, on January 7, 2005 the Company purchased from certain of its shareholders a total of 1,092,735 shares of Common Stock at $24.80 per share. The selling shareholders were Mark W. Blackman, a son of the Company’s founder who served on our board of directors from 1979 until May 2004 and who is currently the Company’s Chief Underwriting Officer (54,530 shares), his wife (50,000 shares), and two trusts for the benefit of their children (110,000 shares); Lionshead Investments, LLC, a company controlled by John N. Blackman, Jr., also a son of the Company’s founder who served on our board of directors from 1975 until May 2004 (495,030 shares), two of his children (67,664 shares), a trust for the benefit of a third child (25,158 shares), and a family trust (25,000 shares); and, two trusts and a foundation established by Louise B. Tollefson, the former wife of the Company’s founder (265,353 shares). Robert G. Simses, a director of NYMAGIC INC., is a trustee of the last mentioned entities.
In connection with the acquisition of MMO in 1991, the Company also acquired 3,215,958 shares of its own common stock held by MMO and recorded such shares as treasury stock at MMO’s original cost of $3,919,129.
A reconciliation of basic and diluted earnings per share for each of the years ended December 31, 2005, 2004 and 2003 is as follows:

	December 31, 2005			December 31, 2004			December 31, 2003
		Weighted			Weighted			Weighted
		Average			Average			Average
	Net	Shares	Per	Net	Shares	Per	Net	Shares	Per
	Income	Outstanding	Share	Income	Outstanding	Share	Income	Outstanding	Share
	(In thousands except for per share data)
Basic EPS	$9,701	8,734	$1.11	$14,631	9,736	$1.50	$17,093	9,673	$1.77
Effect of Dilutive Securities:
Stock Options	—	184	$(.02)	—	180	$(.02)	—	155	$(.03)

Diluted EPS	$9,701	8,918	$1.09	$14,631	9,916	$1.48	$17,093	9,828	$1.74

(13) Stock Plans:
The Company has three stock plans, the first approved by shareholders in 1991, the second in 2002 and the third in 2004. Each of these plans provides a means whereby the Company, through the grant of non-qualified stock options to key employees, may attract and retain persons of ability to exert their best efforts on behalf of the Company. Both the 2002 and 1991 plans authorize the issuance of options to purchase up to 500,000 shares of the Company’s common stock at not less than 95 percent of the fair market value at the date of grant. The 2004 plan authorizes the issuance of options to purchase shares of common stock, share appreciation rights, restricted and unrestricted share awards as well as deferred share units and performance awards. Options are exercisable over the period specified in each option agreement and expire at a maximum term of ten years covering up to 450,000 shares of the Company’s common stock in the aggregate. The Company granted 21,000 shares of common stock and 122,000 restricted share units, respectively to certain officers and directors of the Company in 2005 having a total compensation value of

$674,911. The Company granted 14,100 shares of common stock to certain officers and directors of the Company in 2004 having a total compensation value of $369,279. There were no restricted shares granted in 2004. Restricted share units become shares of common stock when the restrictions applicable to them lapse. The Company granted 8,679 deferred share units to certain officers and directors of the Company in 2005 for a total compensation value of $184,000. The Company granted 8,557 of deferred share units to certain officers and directors of the Company in 2004 for a total compensation value of $185,520. Deferred share units become shares of common stock issued upon the departure of the officer/director from the Company.
The Company also adopted an Employee Stock Purchase Plan (the “ESPP”) in 2004. The ESPP allows eligible employees of the Company and its designated affiliates to purchase, through payroll deductions, shares of common stock of the Company. The ESPP is designed to retain and motivate the employees of the Company and its designated affiliates by encouraging them to acquire ownership in the Company on a tax-favored basis. The price per common share sold under the ESPP is 85% (or more if the Board of Directors or the committee administering the plan so provides) of the closing price of the Company’s shares on the New York Stock Exchange on the day the Common Stock is offered. The Company has reserved 50,000 shares for issuance under the ESPP. There were no shares issued under the ESPP as of December 31, 2005.
A summary of stock option activity under the stock plans for the years ended December 31, 2005, 2004 and 2003 is as follows:

	December 31, 2005		December 31, 2004		December 31, 2003
	Number	Option	Number	Option	Number	Option
Shares Under	of	Price	of	Price	of	Price
Option	Shares	Per Share	Shares	Per Share	Shares	Per Share
Outstanding, beginning of year	468,500	$12.59—$26.00	520,700	$12.59—$20.25	622,568	$12.05—$20.25
Granted	—	—	10,000	$26.00	20,000	$18.69
Exercised	(59,050)	$14.47—$15.79	(42,250)	$14.47—$15.79	(121,066)	$12.05—$17.22
Forfeited	(1,600)	$14.47	(19,950)	$14.47—$15.56	(802)	$12.05—$14.47

Outstanding, end of year	407,850	$12.59—$26.00	468,500	$12.59—$26.00	520,700	$12.59—$20.25

Exercisable, end of year	285,100	$12.59—$26.00	226,175	$12.59—$20.25	156,550	$12.59—$20.25

Effective January 1, 2003 the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), prospectively to all employee awards granted, modified or settled after January 1, 2003. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the years ended December 31, 2005, 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123, which includes awards issued after December 15, 1994. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. Under APB 25, the Company recorded the difference, if any, between the exercise price of the Company’s stock options and the market price of the underlying stock on the date of grant as an expense over the vesting period of the option. The adoption of SFAS 123 did not have a significant impact on the Company’s results of operations, financial condition or liquidity.
The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period. The table includes only the effect of stock options on net income and earnings per share as all other stock compensation awards have been accounted for under SFAS 123. The amounts for all other awards issued were $939,929, $522,729 and $455,450 for 2005, 2004 and 2003, respectively.

	Year ended December 31,
	2005	2004	2003
	(in thousands except per share data)
Net income, as reported	$9,701	$14,631	$17,093
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	26	30	19
Deduct: Total stock-based employee compensation expense determined under the fair value base method for all awards, net of related tax effects	(336)	(354)	(358)

Pro forma net income	$9,391	$14,307	$16,754

Earnings per share:

Basic EPS — as reported	$1.11	$1.50	$1.77
Basic EPS — pro forma	$1.08	$1.47	$1.73

Diluted EPS — as reported	$1.09	$1.48	$1.74
Diluted EPS — pro forma	$1.05	$1.44	$1.70
In determining the pro forma effects on net income, the fair value of options granted in 2004, 2003, 2002, 2001, 2000, 1999 and 1998 were estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions in 2004, 2003, 2002, 2001, 2000, 1999 and 1998, respectively: dividend yield of 1%, 1%, 0%, 0%, 3.0%, 3.0% and 1.9%; expected volatility of 31%, 31%, 31%, 25%, 25%, 25% and 28%; the 2004, 2003 and 2002 grants have expected lives of 4 years with the remaining grants at 5 years each and a risk-free interest rate of 2.65%, 2.20%, 2.90%, 4.42%, 4.75%, 6.48% and 4.56%. The fair value of options granted in 2004 and 2003 amounted to $63,611 and $85,895, respectively. The Company did not grant any options during the 2005 year.
The full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because options granted prior to January 1, 1995 are not considered in the determination of the compensation expense.
In 1999, the Company established the NYMAGIC, Inc. Phantom Stock Plan (the “Plan”). The purpose of the Plan is to build and retain a capable experienced long-term management team and key personnel to promote the success of the Company. Each share of phantom stock granted under the Plan constitutes a right to receive in cash the appreciation in the fair market value of one share of the Company’s stock, as determined on the date of exercise of such share of phantom stock over the measurement value of such phantom stock. In 1999, 100,000 shares of phantom stock were granted to employees with a five-year vesting schedule. There have been no grants of phantom stock by the Company since 1999. For the years ended December 31, 2005, 2004 and 2003, a total of 0, 0 and 10,000 shares, respectively, were exercised at market prices ranging from $21.45 to $26.28 per share. Accordingly, the Company recorded an expense (benefit) of $(7,650), $(31,800) and $455,450 for the years ended December 31, 2005, 2004 and 2003, respectively.
The Company sold 400,000 investment units to Conning Capital Partners VI, L.P. (“Conning”) on January 31, 2003. Each unit consisted of one share of the Company’s common stock and an option to purchase an additional share of common stock from the Company. Conning paid $21.00 per unit resulting in $8.4 million in proceeds to the Company. The option exercise price is based on a formula contained in the Option Certificate (which was attached as an exhibit to the Company’s current report on Form 8-K filed on February 4, 2003). There were no options exercised during 2005, 2004 and 2003.
(14) Segment Information:
The Company’s subsidiaries include two domestic insurance companies and three domestic agencies. These subsidiaries underwrite commercial insurance in four major lines of business. The Company considers ocean marine, inland marine/fire, other liability, and aircraft as appropriate segments for purposes of evaluating the Company’s overall performance; however, the Company has ceased writing any new policies covering aircraft risks subsequent to March 31, 2002.
In 2005, the Company formed Arizona Marine as a wholly owned subsidiary in the State of Arizona. Its application to the Arizona Department of Insurance for authority to write insurance in Arizona is pending. If and when Arizona Marine receives approval of its application for authority to write property and casualty insurance in Arizona, it will write, among other lines of insurance, excess and surplus lines in New York.

The Company evaluates revenues and income or loss by the aforementioned segments. Revenues include premiums earned and commission income. Income or loss includes premiums earned and commission income less the sum of losses incurred and policy acquisition costs.
Investment income represents a material component of the Company’s revenues and income. The Company does not maintain its investment portfolio by segment because management does not consider revenues and income by segment as being derived from the investment portfolio. Accordingly, an allocation of identifiable assets, investment income and realized investment gains is not considered practicable. As such, other income, general and administrative expenses, interest expense, and income taxes are also not considered by management for purposes of providing segment information. The financial information by segment is as follows:

	Year ended December 31,
	2005		2004		2003
Segments	(in thousands)
		Income		Income		Income
	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)

Ocean marine	$72,326	$8,491	$76,779	$11,912	$73,371	$19,372
Inland marine/Fire	7,295	1,454	4,891	1,901	3,802	282
Other liability	55,277	815	35,056	(916)	16,126	(1,116)
Aircraft	857	2,214	68	12,173	2,865	2,481

Subtotal	135,755	12,974	116,794	25,070	96,164	21,019

Other income	334	334	1,790	1,790	1,688	1,688
Net investment income	36,060	36,060	23,679	23,679	22,394	22,394
Net realized investment gains (losses)	(805)	(805)	678	678	550	550
General and administrative expenses	—	(27,183)	—	(23,247)	—	(19,428)
Interest expense	—	(6,679)	—	(5,353)	—	(26)
Income tax expense	—	(5,000)	—	(7,986)	—	(9,104)

Total	$171,344	$9,701	$142,941	$14,631	$120,796	$17,093

The Company’s gross written premiums cover risks in the following geographic locations:

	2005	2004	2003
	(in thousands)
United States	$185,161	$165,388	$119,749
Europe	9,853	12,489	16,836
Asia	2,931	2,430	3,994
Latin America	879	991	1,203
Other	1,546	2,336	1,415

Total Gross Written Premiums	$200,370	$183,634	$143,197

(15) Quarterly Financial Data (unaudited):
The quarterly financial data for 2005 and 2004 are as follows:

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2005	2005	2005	2005
	(in thousands, except per share data)
Total revenues	$42,142	$44,018	$35,780	$49,405
Income (loss) before income taxes	$5,118	$7,616	$(8,041)	$10,007
Net income (loss)	$3,317	$4,958	$(5,230)	$6,655

Basic earnings (loss) per share	$.38	$.57	$(.60)	$.76
Diluted earnings (loss) per share	$.37	$.56	$(.60)	$.74

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2004	2004	2004	2004
	(in thousands, except per share data)
Total revenues	$31,445	$32,318	$35,349	$43,829
Income before income taxes	$4,257	$1,314	$7,724	$9,322
Net income	$2,769	$858	$4,981	$6,023

Basic earnings per share	$.28	$.09	$.51	$.62
Diluted earnings per share	$.28	$.09	$.50	$.61
(16) Related Party Transactions:
In 2005 the Company had gross premiums of $14.7 million written through Arthur J. Gallagher & Co., an insurance brokerage at which Glenn R. Yanoff, a director of the Company from June 1999 until May 2004 and currently a director since September 2005, is an employee. The Company had gross premiums written of $13.8 million in 2004 and $9.4 million in 2003 written through I. Arthur Yanoff & Co, Ltd. and Yanoff South Inc., insurance brokerages at which Mr. Yanoff was a vice president and insurance underwriter. In connection with the placement of such business, gross commission expenses of $2,533,000, $2,363,000 and $1,526,000 in 2005, 2004 and 2003, respectively, were incurred by the Company on these transactions.
The Company entered into an investment management agreement with Mariner effective October 1, 2002, which was amended and restated on December 6, 2002. Under the terms of the agreement, Mariner manages the Company’s investment portfolio. Fees to be paid to Mariner are based on a percentage of the investment portfolio as follows: .20% of liquid assets, .30% of fixed maturity investments and 1.25% of limited partnership (hedge fund) investments. William J. Michaelcheck, a director of the Company, is Chairman, Chief Executive Officer and the beneficial owner of the majority of the stock of Mariner. George R. Trumbull, Chairman and a director of the Company, A. George Kallop, President and Chief Executive Officer of the Company, and William D. Shaw, Jr., Vice Chairman and a director of the Company, are also associated with Mariner. Investment fees incurred under the agreement with Mariner were $3,356,928 for the period ended December 31, 2005 and $3,165,030 for the period ended December 31, 2004. The Company entered into a consulting contract with Mr. Shaw in 2005 pursuant to which he receives $100,000 annually. In February 2006 Mr. Shaw was awarded a bonus of $30,000 for his services in 2005 under the terms of the consulting agreement. In 2005 the Company paid Mr. Shaw $83,000 in cash and granted Mr. Shaw 4,500 shares of common stock with the value of $107,415 for his management contributions to the Company in 2004.
The following information is unaudited: “Effective December 31, 2004, Mr. Trumbull, who had previously been a shareholder of Mariner, ceased to be a shareholder of Mariner. Currently, he has a consulting agreement with Mariner pursuant to which Mariner holds on his behalf an option to purchase 337,500 shares of NYMAGIC. Effective January 1, 2005, Mr. Shaw, who previously had a contractual relationship with Mariner relating to investing services, and on whose behalf Mariner agreed to hold as nominee a portion of the option covering 315,000 shares of NYMAGIC, terminated his contractual relationship with Mariner, waived his interest in the option covering 315,000 shares of NYMAGIC and became a shareholder of Mariner. Mr. Kallop has a consulting agreement with Mariner and Mariner holds on his behalf as nominee a portion of the option covering 236,250 shares of NYMAGIC.”
In 2003, the Company obtained a 100% interest in a limited partnership hedge fund, (Tiptree), that invests in CDO securities, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a Mariner affiliated company. In 2003 the Company made an investment of $11.0 million in Tiptree. Additional investments of $2.7 million and $4.65 million were made in 2005 and 2004, respectively. The Company is committed to providing an additional $16.7 million in capital to Tiptree. Under the provisions of the limited partnership agreement, the Mariner affiliated company is entitled to 50% of the net profit realized upon the sale of certain collateralized debt obligations held by the Company. Investment expenses incurred and payable under this agreement at December 31, 2005 and December 31, 2004 amounted to $437,842 and $1,459,255 respectively, and were based upon the fair value of those securities held and sold for the years ended December 31, 2005 and 2004, respectively. The limited partnership agreement also provides for other fees payable to the manager based upon the operations of the hedge fund. There were no other fees incurred through December 31, 2005. The Company cannot withdraw funds from this limited partnership for a minimum period of three years from its initial investment in 2003 without the consent of the hedge fund manager. Any withdrawals made require one year’s prior written notice to the hedge fund manager.
As of December 31, 2005 the Company held $18.4 million in limited partnership interests in hedge funds which are directly managed by Mariner.
(17) Legal Proceedings:
The Company previously entered into reinsurance contracts with a reinsurer that is now in liquidation. On October 23, 2003, the Company was served with a Notice to Defend and a Complaint by the Insurance Commissioner of the Commonwealth of Pennsylvania, who is the liquidator of this reinsurer, alleging that approximately $3 million in reinsurance claims paid to the Company in 2000 and 2001 by the reinsurer are voidable preferences and are therefore subject to recovery by the liquidator. The claim was subsequently revised by the liquidator to approximately $2 million. The Company filed Preliminary Objections to Plaintiff’s Complaint, denying that the payments are voidable preferences and asserting affirmative defenses. These Preliminary Objections were overruled on May 24, 2005 and the Company filed its Answer in the proceedings on June 15, 2005. No trial date has been set for this matter, but the Company intends to defend itself vigorously in connection with this lawsuit. The Company believes it has strong defenses against these claims; however, there can be no assurance as to the outcome of this litigation.
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

FINANCIAL STATEMENT SCHEDULES
SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NYMAGIC, INC.
Balance Sheets
(Parent Company)

	December 31,	December 31,
	2005	2004
Assets:
Cash	$564,460	$311,241
Investments	58,082,945	113,976,557

Total cash and investments	58,647,405	114,287,798
Investment in subsidiaries	226,407,073	224,027,350
Due from subsidiaries	15,754,128	15,093,556
Receivable for securities sold	34,735,775	2,628,019
Other assets	6,068,785	5,873,783

Total assets	$341,613,166	$361,910,506

Liabilities:
Notes payable	$100,000,000	$100,000,000
Dividend payable	536,520	586,866
Other liabilities	1,792,520	3,206,048

Total liabilities	102,329,040	103,792,914

Shareholders’ equity:
Common stock	15,415,790	15,335,740
Paid-in capital	38,683,462	36,781,911
Accumulated other comprehensive income (loss)	(569,153)	742,364
Retained earnings	259,015,028	251,418,750
Treasury stock	(73,261,001)	(46,161,173)

Total shareholders’ equity	239,284,126	258,117,592

Total liabilities and shareholders’ equity	$341,613,166	$361,910,506

Statements of Income
(Parent Company)

	Year ended December 31,
	2005	2004	2003
Revenues:
Cash dividends from subsidiary	$8,500,000	$15,500,000	$9,575,000
Net investment and other income (loss)	8,382,318	1,785,226	(2,883,359)

	16,882,318	17,285,226	6,691,641

Expenses:
General and administrative expenses	3,090,189	2,405,211	1,181,117
Interest expenses	6,677,409	5,351,525	25,652
Income tax benefit	(494,921)	(2,935,225)	(1,181,099)

	9,272,677	4,821,511	25,670

Income before equity income	7,609,641	12,463,715	6,665,971
Equity in undistributed earning of subsidiaries	2,091,238	2,166,950	10,426,793

Net income	$9,700,879	$14,630,665	$17,092,764

SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NYMAGIC, INC.
Statements of Cash Flows
(Parent Company)

	Year ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net income	$9,700,879	$14,630,665	$17,092,764

Adjustments to net income to cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(2,091,238)	(2,166,950)	(10,426,793)
Equity in earnings of limited partnerships	(274,038)	(5,113,176)	(351,000)
Increase in other assets	(195,005)	(214,300)	(316,623)
Decrease (increase) in due from subsidiaries	(660,571)	(3,193,389)	2,665,817
(Decrease) increase in other liabilities	(1,413,528)	(341,229)	3,357,102

Net cash provided by operating activities	5,066,499	3,601,621	12,021,267

Cash flows from investing activities:
Net sale (purchase) of other investments	8,764,071	(35,695,316)	2,862,974
Limited partnerships (acquired) sold	47,403,579	(62,817,059)	(10,000,000)
Receivable for securities	(32,107,756)	(2,628,019)	—

Net cash provided by (used in) investing activities	24,059,894	(101,140,394)	(7,137,026)

Cash flows in financing activities:
Proceeds from stock issuance and other	1,981,601	1,361,695	2,176,507
Cash dividends paid to stockholders	(2,154,947)	(2,335,451)	(1,747,170)
Net sale of treasury shares	(27,099,828)	—	6,192,281
Proceeds from borrowings	—	97,705,428	—
Loan principal payments	—	—	(6,219,953)
Investment in subsidiary	(1,600,000)	—	—
Net amount loaned to subsidiary	—	—	(4,650,000)

Net cash provided by (used in) financing activities	(28,873,174)	96,731,672	(4,248,335)

Net increase (decrease) in cash	253,219	(807,101)	635,906
Cash at beginning of period	311,241	1,118,342	482,436

Cash at end of period	$564,460	$311,241	$1,118,342

The condensed financial information of NYMAGIC, INC. for the years ended December 31, 2005, 2004 and 2003 should be read in conjunction with the consolidated financial statements of NYMAGIC, INC. and subsidiaries and notes thereto.

NYMAGIC, INC.
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
(In thousands)

	Column A	Column B	Column C	Column D	Column E	Column F
		DEFERRED	FUTURE POLICY
		POLICY	BENEFITS, LOSSES		OTHER POLICY
		ACQUISITION	CLAIMS AND	UNEARNED	CLAIMS AND BENEFITS	PREMIUM
		COST	LOSS EXPENSES	PREMIUMS	PAYABLE	REVENUE
	SEGMENTS	(caption 7)	(caption 13-a-1)	(caption 13-a-2)	(caption 13-a-3)	(caption 1)

2005	Ocean marine	6,488	243,033	39,179		$71,688
	Inland marine/Fire	139	27,624	11,182		7,340
	Other liability	5,365	172,197	32,877		55,277
	Aircraft	—	146,011	—		252

	Total	$11,992	$588,865	$83,238	—	$134,557

2004	Ocean marine	7,534	198,655	39,628		$76,361
	Inland marine/Fire	358	21,801	8,170		4,919
	Other liability	5,163	126,023	35,290		35,056
	Aircraft	—	156,782	—		(3)

	Total	$13,055	$503,261	$83,088	—	$116,333

2003	Ocean marine	5,767	199,406	37,829		$73,096
	Inland marine/Fire	195	26,483	7,526		4,234
	Other liability	2,284	96,555	16,462		16,126
	Aircraft	—	196,486	4		2,938

	Total	$8,246	$518,930	$61,821	—	$96,394

	Column A	Column G	Column H	Column I	Column J	Column K
			BENEFITS,
		NET	CLAIMS, LOSSES	AMORTIZATION OF
		INVESTMENT	AND SETTLEMENT	DEFERRED	OTHER
		INCOME	EXPENSES	POLICY	OPERATING	PREMIUMS
	SEGMENTS	(caption 2)	(caption 4)	ACQUISITION COSTS	EXPENSES	WRITTEN

2005	Ocean marine		$45,339	$18,496		$70,596
	Inland marine/Fire		5,262	579		8,452
	Other liability		43,068	11,394		54,592
	Aircraft		(1,379)	22		252

	Total	$36,060	$92,290	$30,491	$27,183	$133,892

2004	Ocean marine		$47,544	$17,323		$82,689
	Inland marine/Fire		2,360	630		5,255
	Other liability		28,829	7,143		49,190
	Aircraft		(12,175)	70		(6)

	Total	$23,679	$66,558	$25,166	$23,247	$137,128

2003	Ocean marine		$38,468	$15,531		$67,744
	Inland marine/Fire		3,355	165		4,833
	Other liability		13,727	3,515		22,961
	Aircraft		165	219		2,769

	Total	$22,394	$55,715	$19,430	$19,428	$98,307

NYMAGIC, INC.
SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
DESCRIPTION	Balance at			Balance at
	beginning			close of
	of period	Additions	Deductions	period
December 31, 2005 Allowance for doubtful accounts	$12,838,007	$6,639,265	$(2,461,254)	$17,016,018

December 31, 2004 Allowance for doubtful accounts	$13,273,522	$1,379,926	$(1,815,441)	$12,838,007

December 31, 2003 Allowance for doubtful accounts	$13,725,505	$1,001,825	$(1,453,808)	$13,273,522
The allowance for doubtful accounts on reinsurance receivables amounted to $16,716,018, $12,388,007 and $12,823,522 at December 31, 2005, December 31, 2004 and December 31, 2003 respectively. The allowance for doubtful accounts on premiums and other receivables amounted to $300,000 at December 31, 2005 and $450,000 at December 31, 2004 and December 31, 2003, respectively.

NYMAGIC, INC.
SCHEDULE VI — SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

(In thousands)
	DEFERRED	RESERVE FOR
AFFILIATION	POLICY	UNPAID CLAIMS		UNEARNED	NET	NET
WITH	ACQUISITION	AND CLAIMS		PREMIUM	EARNED	INVESTMENT
REGISTRANT	COSTS	EXPENSES	DISCOUNT	RESERVE	PREMIUMS	INCOME

DECEMBER 31, 2005
CONSOLIDATED SUBSIDIARIES	$11,992	$588,865	—	$83,238	$134,557	$27,893

DECEMBER 31, 2004
CONSOLIDATED SUBSIDIARIES	13,055	503,261	—	83,088	116,333	21,894

DECEMBER 31, 2003
CONSOLIDATED SUBSIDIARIES	8,246	518,930	—	61,821	96,394	25,558

	CLAIMS AND CLAIMS
	EXPENSES INCURRED		AMORTIZATION
	RELATED TO		OF DEFERRED
AFFILIATION			POLICY	PAID CLAIMS
WITH	CURRENT	PRIOR	ACQUISITION	AND CLAIMS	PREMIUMS
REGISTRANT	YEAR	YEARS	COSTS	EXPENSES	WRITTEN
DECEMBER 31, 2005
CONSOLIDATED SUBSIDIARIES	$105,537	$(13,247)	$30,491	$58,552	$133,892

DECEMBER 31, 2004
CONSOLIDATED SUBSIDIARIES	81,518	(14,960)	25,166	53,390	137,128

DECEMBER 31, 2003
CONSOLIDATED SUBSIDIARIES	57,125	(1,410)	19,430	22,383	98,307