Form 10-Q
period 2006-03-31
NYMAGIC INC
filed 2006-05-09
CIK 847431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 1-11238
NYMAGIC, INC.
(Exact name of registrant as specified in its charter)

New York	13-3534162
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

919 Third Avenue	10022
(Address of principal executive offices)	(Zip Code)
212 551-0600
(Registrant’s telephone number, including area code)
[None]
(Former name, former address and former fiscal year, if changed since last report)
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐        No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 1, 2006

[Common Stock, $1.00 par value per share]	8,794,913 shares

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

NYMAGIC, INC.
INDEX

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
NYMAGIC, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS

Investments:
Fixed maturities:
Available for sale at fair value (amortized cost $216,116,985 and $250,823,908)	$215,192,975	$249,948,287
Trading at fair value(cost $81,310,837 and $129,080,354)	80,386,166	128,348,213
Limited partnerships at equity (cost $129,698,585 and $132,766,329)	156,343,896	139,590,758
Short-term investments	65,000	79,991,691
Cash	213,118,149	24,525,288

Total cash and investments	665,106,186	622,404,237

Accrued investment income	1,718,897	2,836,252
Premiums and other receivables, net	34,701,207	25,332,633
Receivable for securities sold	12,227,232	53,012,108
Reinsurance receivables on unpaid losses, net	313,375,235	299,647,802
Reinsurance receivables on paid losses, net	20,445,584	28,039,284
Deferred policy acquisition costs	12,127,590	11,991,728
Prepaid reinsurance premiums	30,502,526	22,193,428
Deferred income taxes	8,870,991	9,386,682
Property, improvements and equipment, net	8,657,029	8,258,390
Other assets	7,587,279	7,316,256

Total assets	$1,115,319,756	$1,090,418,800

LIABILITIES
Unpaid losses and loss adjustment expenses	$598,950,378	$588,865,149
Reserve for unearned premiums	92,500,523	83,237,991
Ceded reinsurance payable	42,457,276	35,728,345
Notes payable	100,000,000	100,000,000
Payable for securities purchased	7,000,000	9,000,000
Dividends payable	546,464	536,520
Other liabilities	26,649,806	33,766,669

Total liabilities	868,104,447	851,134,674

SHAREHOLDERS’ EQUITY
Common stock	15,442,290	15,415,790
Paid-in capital	39,441,230	38,683,462
Accumulated other comprehensive (loss)	(600,608)	(569,153)
Retained earnings	266,193,398	259,015,028

	320,476,310	312,545,127
Treasury Stock, at cost, 6,647,377 and 6,647,377 shares	(73,261,001)	(73,261,001)

Total shareholders’ equity	247,215,309	239,284,126

Total liabilities and shareholders’ equity	$1,115,319,756	$1,090,418,800

The accompanying notes are an integral part of these consolidated financial statements .

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended March 31,
	2006	2005

Revenues:
Net premiums earned	$37,189,599	$35,526,554
Net investment income	11,951,418	6,603,530
Net realized investment gains	98,597	376
Commission and other income	302,593	11,463

Total revenues	49,542,207	42,141,923

Expenses:
Net losses and loss adjustment expenses incurred	20,906,303	20,508,142
Policy acquisition expenses	7,941,250	7,616,402
General and administrative expenses	7,156,676	7,231,501
Interest expense	1,678,612	1,667,490

Total expenses	37,682,841	37,023,535

Income before income taxes	11,859,366	5,118,388
Income tax provision:
Current	3,612,319	1,699,429
Deferred	532,628	101,796

Total income tax expense	4,144,947	1,801,225

Net income	$7,714,419	$3,317,163

Weighted average number of shares of common stock outstanding-basic	8,771,627	8,761,212

Basic earnings per share	$.88	$.38

Weighted average number of shares of common stock outstanding-diluted	9,059,030	8,905,342

Diluted earnings per share	$.85	$.37

Dividends declared per share	$.06	$.06

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,
	2006	2005

Cash flows from operating activities:
Net income	$7,714,419	$3,317,163

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Provision for deferred taxes	532,628	101,796
Net realized investment (gains)	(98,597)	(376)
Equity in earnings of limited partnerships	(5,749,577)	(3,721,899)
Net bond amortization	49,947	7,153
Depreciation and other, net	228,622	166,209
Changes in:
Premiums and other receivables	(9,368,574)	6,607,874
Reinsurance receivables paid and unpaid, net	(6,133,733)	2,222,975
Ceded reinsurance payable	6,728,931	167,562
Accrued investment income	1,117,355	(740,219)
Deferred policy acquisition costs	(135,862)	387,752
Prepaid reinsurance premiums	(8,309,098)	(1,407,706)
Other assets	(271,023)	354,271
Unpaid losses and loss adjustment expenses	10,085,229	8,363,643
Reserve for unearned premiums	9,262,532	1,276,923
Other liabilities	(7,116,863)	(592,722)
Trading portfolio activities	47,962,047	(48,425,683)

Total adjustments	38,783,964	(35,232,447)

Net cash provided by (used in) operating activities	46,498,383	(31,915,284)

Cash flows from investing activities:
Fixed maturities acquired	(6,110,986)	(32,485,585)
Limited partnerships acquired	(21,820,000)	(3,700,000)
Fixed maturities sold	34,157,309	4,499,468
Net sale of short-term investments	79,960,938	84,784,817
Fixed maturities matured	6,675,000	—
Limited partnerships sold	10,816,439	3,220,532
Receivable for securities not yet settled	40,784,876	—
Payable for securities not yet settled	(2,000,000)	3,957,725
Acquisition of property & equipment, net	(627,261)	(768,455)

Net cash provided by investing activities	141,836,315	59,508,502

Cash flows from financing activities:
Proceeds from stock issuance and other	784,268	510,685
Cash dividends paid to stockholders	(526,105)	(586,866)
Net purchase of treasury shares	—	(27,099,828)

Net cash provided by (used in) financing activities	258,163	(27,176,009)

Net increase in cash	188,592,861	417,209
Cash at beginning of period	24,525,288	11,855,146

Cash at end of period	$213,118,149	$12,272,355

Supplemental disclosures:
Interest paid	$3,258,248	$3,250,000
Federal income tax paid	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
Notes to Consolidated Financial Statements March 31, 2006 and 2005
1)	The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary for a fair presentation of results for such periods. Adjustments to financial statements consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2)	The Company’s subsidiaries include two insurance companies and three insurance agencies. These subsidiaries underwrite commercial insurance in three major lines of business. The Company considers ocean marine, inland marine/fire and other liability as appropriate segments for purposes of evaluating the Company’s overall performance. A final segment includes the runoff operations in the aircraft business. The Company ceased writing any new policies covering aircraft risks subsequent to March 31, 2002.

In 2005, the Company formed Arizona Marine and General Insurance Company (“Arizona Marine”) as a wholly owned subsidiary in the State of Arizona. Its application to the State of Arizona Department of Insurance for authority to write commercial property and casualty insurance in Arizona is pending. If and when Arizona Marine receives approval of its application for authority to write property and casualty insurance in Arizona, it will write, among other lines of insurance, excess and surplus lines in New York.

The Company evaluates revenues and income or loss by the aforementioned segments. Revenues include premiums earned and commission income. Income or loss includes premiums earned and commission income less the sum of losses incurred and policy acquisition costs.

The financial information by segment is as follows:

	Three months ended March 31,
	2006		2005
	(in thousands)
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)

Ocean marine	$20,324	$6,716	$21,820	$5,722
Inland marine/fire	1,991	240	1,462	737
Other liability	15,157	1,764	12,204	820
Runoff lines (Aircraft)	(25)	(120)	44	126

Subtotal	37,447	8,600	35,530	7,405

Net investment income	11,951	11,951	6,604	6,604
Net realized investment gains	99	99	0	0
Other income	45	45	8	8
General and administrative expenses	—	(7,157)	—	(7,232)
Interest expense	—	(1,679)	—	(1,667)
Income tax expense	—	(4,145)	—	(1,801)

Total	$49,542	$7,714	$42,142	$3,317

NYMAGIC, INC.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
3)	The Company’s comparative comprehensive income (loss) is as follows:

	Three months ended
	March 31,
	2006	2005
	(in thousands)
Net income	$7,714	$3,317
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities, net of deferred tax benefit (expense) of $(18) and $705	33	(1,310)
Less: reclassification adjustment for gains realized in net income, net of tax expense of $(35) and $0	64	—

Other comprehensive loss	(31)	(1,310)

Total comprehensive income	$7,683	$2,007

4)	The Company maintains stock-based compensation plans for employees, directors and consultants. With the exception of unrestricted stock which immediately vests, awards under the Company’s plans vest over periods ranging from one to five years.

From January 1, 2003 to December 31, 2005, the Company accounted for stock based compensation using Statement of Financial Accounting Standards No. 123 “Accounting for Awards of Stock Based Compensation to Employees” prospectively for all awards granted, modified or settled after January 1, 2003.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”) using the modified prospective method. SFAS 123R establishes standards for the accounting for transactions that involve stock based compensation. SFAS 123R requires that compensation costs be recognized for the fair value of all share options over their vesting period, including the cost related to the unvested portion of all outstanding share options as of December 31, 2005. The cumulative effect of the adoption of SFAS 123R was not material. The Company recorded $116,000 as additional compensation cost in results from operations for the three months ended March 31, 2006 relating to the adoption of accounting for stock based compensation under SFAS 123R. As of March 31, 2006, the total compensation cost related to unvested awards not yet recognized in the financial statements was $227,000, and is expected to be recognized in the financial statements over the remainder of 2006. There were no stock awards granted involving stock based compensation during the three months ended March 31, 2006.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards for the three months ended March 31, 2005. The table includes only the effect of stock options on net income and earnings per share as all other stock compensation awards have been accounted for under SFAS 123. The amounts for all other awards issued were $565,841 for the three months ended March 31, 2005.

NYMAGIC, INC.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

Three months ended
March 31, 2005
(in thousands, except
per share data)
Net income, as reported	$3,317
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	7
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(84)

Pro forma net income	$3,240

Earnings per share:

Basic EPS — as reported	$.38
Basic EPS — pro forma	$.37

Diluted EPS — as reported	$.37
Diluted EPS — pro forma	$.36
The following table summarizes the stock option activity under the stock plans for the three months ended March 31, 2006:

	Number	Option	Weighted
Shares Under	Of	Price	Average Price
Option	Shares	Per Share	Per Share
Outstanding, beginning of period	407,850	$12.59-$26.00	$15.26

Granted	—	—	—

Exercised	(26,500)	$14.47	$14.47

Forfeited	(250)	$14.47	$14.47

Outstanding, end of period	381,100	$12.59-$26.00	$15.31

Exercisable, end of period	258,600	$12.59-$26.00	$15.19

NYMAGIC, INC.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
5) The Company previously entered into reinsurance contracts with a reinsurer that is now in liquidation. On October 23, 2003, the Company was served with a Notice to Defend and a Complaint by the Insurance Commissioner of the Commonwealth of Pennsylvania, who is the liquidator of this reinsurer, alleging that approximately $3 million in reinsurance claims paid to the Company in 2000 and 2001 by the reinsurer are voidable preferences and are therefore subject to recovery by the liquidator. The claim was subsequently revised by the liquidator to approximately $2 million. The Company filed Preliminary Objections to Plaintiff’s Complaint, denying that the payments are voidable preferences and asserting affirmative defenses. These Preliminary Objections were overruled on May 24, 2005 and the Company filed its Answer in the proceedings on June 15, 2005. No trial date has been set for this matter, but we intend to defend ourselves vigorously in connection with this lawsuit. The Company believes it has strong defenses against these claims; however, there can be no assurance as to the outcome of this litigation.

On February 8, 2005 the Company and the individual members of its Board of Directors were served with a purported shareholder derivative action lawsuit brought in New York Supreme Court, Queens County, relating to the Company’s purchase on January 7, 2005 of approximately 1.1 million shares of its common stock from certain members of, or trusts controlled by certain members of, the family of John N. Blackman, the Company’s founder. The complaint which was brought by one of our shareholders, Linda Parnes, who together with Alan Russell Kahn, owns 100 shares of the Company’s common stock, alleges that the Board of Directors breached their fiduciary duty, wasted corporate assets and abused their control over the Company by paying an excessive price for the shares. The plaintiff is seeking damages against members of the Board of Directors and rescission of the purchase. The Complaint was dismissed pursuant to an order entered on September 12, 2005 and on October 9, 2005 the Plaintiff filed a Notice of Appeal as well as a motion seeking reargument before the trial court. On February 23, 2006 the trial court granted Plaintiff’s motion for reargument and, upon reargument, adhered to its original decision granting defendants’ motion to dismiss the case. On April 3, 2006, Plaintiff filed a notice of appeal from the February 23, 2006 decision on reargument (the “Reargument Appeal”). On April 12, 2006 Plaintiff withdrew her October 9, 2005 notice of appeal. Plaintiff has not yet taken steps to perfect her Reargument Appeal as of May 3, 2006. Plaintiff’s deadline to perfect her Reargument Appeal is October 3, 2006. The Company believes that the Complaint is wholly without merit, and will continue to defend it vigorously.

6)	The Company’s investments are monitored by management and the Finance Committee of the Board of Directors. The Company entered into an investment management agreement with Mariner Partners, Inc. (“Mariner”) effective October 1, 2002, which was amended and restated on December 6, 2002. Under the terms of the agreement, Mariner manages the Company’s investment portfolio. Fees to be paid to Mariner are based on a percentage of the investment portfolio as follows: .20% of liquid assets, .30% of fixed maturity investments and 1.25% of limited partnership (hedge fund) investments. William J. Michaelcheck, a director of the Company, is Chairman, Chief Executive Officer and the beneficial owner of the majority of shares of Mariner. George R. Trumbull, Chairman of the Board of the Company, A. George Kallop, President and Chief Executive Officer of the Company, and William D. Shaw, Jr., Vice Chairman and a Director of the Company, are also associated with Mariner. Investment fees incurred under the agreement with Mariner were $719,031 for the three months ended March 31, 2006 and $859,286 for the three months ended March 31, 2005.

On March 30, 2006, NYMAGIC, INC. (the “Company”) entered into a consulting agreement (the “Consulting Agreement”), with William D. Shaw, Jr., a member of the Company’s board of directors and Vice Chairman, pursuant to which Mr. Shaw will provide certain consulting services to the Company relating to the Company’s asset management strategy including (i) participate in meetings with rating agencies; (ii) participate in meetings with research analysts; and

NYMAGIC, INC.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
(iii) certain other investor relations services. Mr. Shaw’s compensation under the Consulting Agreement is $100,000 per year, payable in four equal quarterly payments of $25,000. This compares to $25,000 incurred in the first quarter of 2005 relating to a similar consulting agreement. The Company is also obligated to reimburse Mr. Shaw for all reasonable and necessary expenses incurred in connection with the services he provides under the Consulting Agreement. Unless extended by mutual agreement, the Consulting Agreement terminates on December 31, 2006. The Consulting Agreement is also subject to termination by Mr. Shaw or the Company on 30 days prior notice. In addition, the Company may also pay Mr. Shaw a bonus at the discretion of the Company’s Board of Directors upon the recommendation of the Company’s Chairman. The bonus will have a range of $0 to $100,000. In April 2006, Mr. Shaw was awarded a bonus of $30,000. On April 1, 2005, the Company paid Mr. Shaw $83,000 in cash and granted him 4,500 shares of common stock with a value of $107,415 for his consulting contributions to the Company in 2004.
On April 17, 2006, NYMAGIC, INC. (the “Company”) entered into an employment agreement with A. George Kallop, the Company’s President and Chief Executive Officer (the “Kallop Employment Agreement”), effective October 1, 2005 through December 31, 2008. This term will be automatically renewed for successive one-year periods unless either party provides notice 90 days prior to the expiration date of its intent to terminate the agreement at the end of applicable term. Under the Kallop Employment Agreement Mr. Kallop is entitled to a base salary of $400,000 and a target annual incentive award of $300,000. Mr. Kallop is also entitled to receive a grant of 8,000 shares of restricted stock as of the execution date of the Kallop Employment Agreement and 8,000 shares of restricted stock on each of January 1, 2007 and January 1, 2008. These shares will vest on December 31, 2006, 2007 and 2008, respectively. Mr. Kallop is also entitled to a long-term incentive award with maximum, target and threshold awards of 12,000, 6,000 and 3,000 performance units, respectively, in each of three one-year performance periods beginning with the period January 1, 2006 through December 31, 2006. Mr. Kallop is also entitled to receive a supplemental performance compensation award in the amount of 25,000 performance units. Each of the performance awards is subject to the conditions described in the award agreement entered into contemporaneously with the Kallop Employment Agreement. The Kallop Employment Agreement also provides for reimbursement of reasonable expenses incurred in the performance of Mr. Kallop’s duties, and includes provisions governing termination for death, disability, cause, without cause and change of control, which include a severance benefit of one year salary, pro rata annual incentive awards at target, and accelerated vesting of stock and performance unit grants in the event of his termination without cause prior to a change of control.
In connection with the Kallop Employment Agreement, on April 17, 2006 the Company entered into a Performance Share Award Agreement (the “Kallop Award Agreement”) with Mr. Kallop. Under the terms of the Kallop Award Agreement, the 8,000 restricted shares granted as of the execution date of the Kallop Employment Agreement vest on December 31, 2006 provided that Mr. Kallop continues to be employed by the Company on that date. The performance units will be earned for each of the three one-year performance periods based on target increases in the market price of the Company’s stock in the applicable performance period. The supplemental performance compensation award of 25,000 units is earned if there is a change in control of the Company as defined in the Kallop Employment Agreement. The Kallop Employment Agreement and the Kallop Award Agreement are filed as Exhibits 10.1 and 10.2 hereto, respectively, and are incorporated herein by reference.
On April 18, 2006, NYMAGIC, INC. (the “Company”) entered into an employment agreement with George R. Trumbull, III, the Company’s Chairman of the Board of Directors (the “Trumbull Employment Agreement”), effective February 1, 2006 through December 31, 2006. Under the Trumbull Employment Agreement Mr. Trumbull is entitled to a base salary of $250,000 and a target annual incentive award of $125,000. Mr. Trumbull is also entitled to receive a grant of 5,000 shares of restricted stock as of the execution date of the Trumbull Employment Agreement, which will vest on

NYMAGIC, INC.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
December 31, 2006. The Trumbull Employment Agreement also provides for reimbursement of reasonable expenses incurred in the performance of Mr. Trumbull’s duties, and includes provisions governing terminations for death, disability, cause, without cause and change of control, which include a severance benefit of one year salary, a pro rata annual incentive award at target and accelerated vesting of stock options in the event of his termination without cause prior to a change of control.
In connection with the Trumbull Employment Agreement, on April 18, 2006 the Company entered into a Performance Share Award Agreement (the “Trumbull Award Agreement”) with Mr. Trumbull for the grant of the 5,000 shares of restricted stock. Under the terms of the Trumbull Award Agreement, the restricted shares vest on December 31, 2006 provided that Mr. Trumbull continues to be employed by the Company on that date. The Trumbull Employment Agreement and the Trumbull Award Agreement are filed as Exhibits 10.3 and 10.4 hereto, respectively, and are incorporated herein by reference.
In 2003, the Company acquired an interest in substantially all of a limited partnership hedge fund, (Tiptree), that invests in collateralized debt obligations (“CDO”) securities, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a Mariner affiliated company. In 2003, the Company made an investment of $11.0 million in Tiptree. Additional investments of $4.65 million and $2.7 million were made in 2004 and 2005, respectively. The Company is committed to providing an additional $16.7 million, or a total of approximately $35 million, in capital to Tiptree. Under the provisions of the limited partnership agreement, the Mariner affiliated company is entitled to 50% of the net profit realized upon the sale of certain CDOs held by the Company. Investment expenses incurred under this agreement for the three months ended March 31, 2006 and March 31, 2005 amounted to $391,580 and ($106,044) respectively. These amounts were based upon the fair value of those securities held and sold for the three months ended March 31, 2006 and 2005, respectively. The limited partnership agreement also provides for other fees payable to the manager based upon the operations of the hedge fund. There were no other fees incurred for the three months ended March 31, 2006 and 2005, respectively. The Company cannot withdraw funds from this limited partnership for a minimum period of three years from its initial investment in 2003 without the consent of the hedge fund manager. Any withdrawals made require one year prior written notice to the hedge fund manager. Tiptree also provides a margin account as collateral to secure the credit risk of the purchases made by the dealers under these agreements. Tiptree has provided $3.5 million in cash as of March 31, 2006 to secure any purchases made by the dealers. Management expects that only under a remote circumstance would the margin account be drawn by the dealer to secure losses.
As of March 31, 2006, the Company held $19.2 million in limited partnership interests in hedge funds, which are directly managed by Mariner.
During the first quarter, the Company made an investment in five hedge funds of $21.8 million. The Company is contractually committed to make an additional investment of $8.1 million in these funds.

NYMAGIC, INC.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
     Investment income, net of investment fees, from each major category of investments is as follows:

	Three months ended
	March 31,
	2006	2005
	(in millions)
Fixed maturities, available for sale	$3.1	$1.3
Fixed maturities, trading securities	2.8	0.5
Short-term investments	1.5	1.9
Equity in earnings of limited partnerships	5.8	3.7

Total investment income	13.2	7.4
Investment expenses	(1.2)	(0.8)

Net investment income	$12.0	$6.6

7)	On March 22, 2006, the Company entered into an agreement (the “Letter Agreement”) to amend the Option Certificate granted under a Securities Purchase Agreement, dated January 31, 2003, by and between the Company and Conning Capital Partners VI, L.P. (“CCP”). The Amended and Restated Option Certificate dated as of March 22, 2006 by and between the Company and CCP (“Amended and Restated Option”) decreases the number of shares of Company common stock that may be issued upon the exercise of the Amended and Restated Option from 400,000 to 300,000 and extends the term from January 31, 2008 to December 31, 2010.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Description of Business
     NYMAGIC, INC., a New York corporation (the “Company” or “NYMAGIC”), is a holding company which owns and operates insurance companies, risk bearing entities and insurance underwriters and managers.
Insurance Companies:
New York Marine And General Insurance Company (“New York Marine”),
Gotham Insurance Company (“Gotham”),
Insurance Underwriters and Managers:
Mutual Marine Office, Inc. (“MMO”),
Pacific Mutual Marine Office, Inc. (“PMMO”) and
Mutual Marine Office of the Midwest, Inc. (“Midwest”).
Consolidated Investment Interests:
Mariner Tiptree (CDO) Fund I, L.P. (“Tiptree”).
MMO EU, Ltd. (“MMO EU”). MMO EU has been inactive since 2002.
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
     In 2003, the Company obtained an interest in substantially all of a limited partnership hedge fund, Mariner Tiptree (CDO) Fund I, L.P., which we refer to as Tiptree, that invests in Collateralized Debt Obligations (CDO) securities, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a Mariner affiliated company. CDOs and CRSs are purchased by various broker dealers. Such purchases are then repackaged and sold to investors within a relatively short time period, normally within a few months. Tiptree shares in the fees earned by the Mariner affiliated company for servicing these arrangements. Tiptree also provides a margin account as collateral to secure the credit risk of the purchases made by the dealers under these agreements. Tiptree has provided $3.5 million in cash as of March 31, 2006 to secure any purchases made by the dealers. Management expects that only under a remote circumstance would the margin account be drawn by the dealer to secure losses. The investment in Tiptree is consolidated in the Company’s financial statements.
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
Results of Operations
     The Company reported a net income for the first quarter ended March 31, 2006 of $7.7 million, or $.85 per diluted share, compared with net income of $3.3 million, or $.37 per diluted share, for the first quarter of 2005. The increase in results of operations for the first quarter of 2006 was primarily attributable to increased investment income and a lower combined ratio from operations.
     Net realized investment gains after taxes were $64,000, or $.01 per share, for the first quarter of 2006, as compared with $0, or $.00 per diluted share, for the same period of 2005.
     Shareholders’ equity increased to $247.2 million as of March 31, 2006 compared to $239.3 million as of December 31, 2005. The increase was primarily attributable to net income for the period.

     For the three months ended March 31, 2006, gross premiums written, net premiums written and net premiums earned increased 28%, 8% and 5%, respectively, compared to the same period of 2005.

NYMAGIC Gross Premiums Written By Segment
	Three months ended March 31,
	2006	2005	Change
	(dollars in thousands)
Ocean marine	$26,779	$28,365	(6)%
Inland marine/fire	5,094	5,354	(5)%
Other liability	30,882	15,201	103%

Subtotal	62,755	48,920	28%
Runoff lines (Aircraft)	17	87	NM

Total	$62,772	$49,007	28%

NYMAGIC Net Premiums Written By Segment
	Three months ended March 31,
	2006	2005	Change
	(dollars in thousands)

Ocean marine	$19,235	$22,225	(13)%
Inland marine/fire	1,684	1,698	(1)%
Other liability	17,244	11,427	51%

Subtotal	38,163	35,350	8%
Runoff lines (Aircraft)	(20)	47	NM

Total	$38,143	$35,397	8%

NYMAGIC Net Premiums Earned By Segment
	Three months ended March 31,
	2006	2005	Change
	(dollars in thousands)

Ocean marine	$20,062	$21,816	(8)%
Inland marine/fire	1,991	1,461	36%
Other liability	15,157	12,204	24%

Subtotal	37,210	35,481	5%
Runoff lines (Aircraft)	(20)	46	NM

Total	$37,190	$35,527	5%

     Premiums for each segment were as follows:
•	Ocean marine gross premiums written, net premiums written and net premiums earned for the first three months of 2006 decreased 6%, 13% and 8% respectively, when compared to the same period of 2005. Gross premiums in 2006 primarily reflected a volume decrease in the hull class of business due to a reduction in unprofitable accounts, which was partially offset by an increase in marine liability and energy premiums. Substantial rate increases were achieved in the energy class; however, rates in the other classes of marine business were generally flat with the prior year’s first quarter.

The excess of loss reinsurance market for the marine and energy line of business significantly tightened in 2006, resulting in increases in both reinsurance costs and net loss retentions ($5,000,000 per risk and $6,000,000 per occurrence) to the Company effective January 1, 2006. This compares to a net loss retention of $3,000,000 per risk or occurence in the prior year. As a result of the tightening in the reinsurance market, the Company excluded energy business with exposures in the Gulf of Mexico from its ocean marine reinsurance program for 2006. The Company has purchased quota share reinsurance protection for this portion of its energy business to reduce the potential impact of future catastrophe losses to the Company. The Company also intends to monitor its overall concentration of rig exposures in the Gulf of Mexico, which has resulted in a reduction in policy count in 2006. Further contributing to the reduction in net premiums written and net premiums earned in the first quarter of 2006 were approximately $700,000 in additional reinsurance reinstatement costs resulting from an increase in ceded losses incurred in 2006 from hurricanes Katrina and Rita.

•	Inland marine/fire gross premiums written and net premiums written for the three months ended March 31, 2006 decreased by 5% and 1%, respectively, when compared to the same period of 2005. Net premiums earned for the three months ended March 31, 2006 increased by 36% when compared to the same period of 2005. Gross and net writings in 2006 reflect mildly lower market rates when compared to 2005, which were partially offset by increased production in the motor truck cargo and surety classes. The increase in net premiums earned in 2006 reflected volume increases achieved in the prior year.

•	Other liability gross premiums written, net premiums written and net premiums earned for the three months ended March 31, 2006 rose by 103%, 51% and 24%, respectively, when compared to the same period in 2005. The increase in gross and net premiums written is primarily a result of providing higher gross and net limits on renewals of the Company’s existing inforce of excess workers’ compensation policies. Gross and net written premiums in the excess workers’ compensation class increased to $15.9 million and $3.9 million, respectively, in the first quarter of 2006 from $2.2 million and $1.1 million, respectively, in the same period of 2005. Volume increases from existing classes (professional liability and contractors’ liability) were also achieved in the first quarter of 2006 when compared to the same period of 2005. Premium rates in these classes during the first three months of 2006 were comparable to the same period in 2005.
     Net losses and loss adjustment expenses incurred as a percentage of net premiums earned (the loss ratio) were 56.2% for the three months ended March 31, 2006 as compared to 57.7% for the same period of 2005. The Company reported lower loss ratios in the ocean marine and other liability lines of business for the three months ended March 31, 2006 when compared to the same period of 2005 as a result of lower than expected amounts for the current accident year incurred losses. The ocean marine loss ratio also improved as a result of a reduction in unprofitable hull business. The inland marine/fire loss ratio increased in 2006, reflecting a higher frequency of severity on claims occurring in the current accident year. The Company reported favorable development of prior year loss reserves of $1.1 million and $1.8 million during the first quarters of 2006 and 2005, respectively.
     Policy acquisition costs as a percentage of net premiums earned (the acquisition cost ratio) for the three months ended March 31, 2006 and March 31, 2005 were each at 21.4%. A slight increase in the other liability acquisition cost ratio was offset by a small decrease in the ocean marine acquisition cost ratio as a result of the override commissions in the energy quota share reinsurance agreement, which became effective in 2006.
     General and administrative expenses decreased by 1% for the three months ended March 31, 2006 when compared to the same period of 2005. Larger expenses were incurred in the first three months of the prior year to service the growth in the Company’s business operations and included administrative expenses resulting from the implementation of computer systems and internal control attestation related expenses.
     The Company’s combined ratio (the loss ratio, the acquisition cost ratio and general and administrative expenses divided by net premiums earned) was 96.8% for the three months ended March 31, 2006 as compared with 99.5% for the same period of 2005.
     Interest expense of $1.7 million for the three months ended March 31, 2006 was comparable to the same period of 2005.

     Net investment income for the three months ended March 31, 2006 increased by 81% to $12.0 million from $6.6 million in the same period of 2005. The increase achieved for the three months ended March 31, 2006 reflected stronger returns from the limited partnership hedge fund portfolio, larger trading portfolio income and higher investment yields on both of the fixed maturity available for sale and short-term investment portfolios. In addition, a larger invested asset base derived from favorable cash flow over the past year contributed to the overall increase in investment income. Included in the larger trading portfolio income for the three months ended March 31, 2006 were amounts from Tiptree of $0.9 million as compared to $0.1 million for the same period of 2005. The increase in Tiptree income was attributable to greater amounts of interest income and fees earned on increased CDO activities.
     Investment income, net of investment fees, from each major category of investments was as follows:

	Three months ended
	March 31,
	2006	2005
	(in millions)
Fixed maturities, available for sale	$3.1	$1.3
Fixed maturities, trading securities	2.8	0.5
Short-term investments	1.5	1.9
Equity in earnings of limited partnerships	5.8	3.7

Total investment income	13.2	7.4
Investment expenses	(1.2)	(0.8)

Net investment income	$12.0	$6.6

     As of March 31, 2006 and 2005 investments in limited partnerships amounted to approximately $156.3 million and $194.7 million, respectively. The equity method of accounting is used to account for the Company’s limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership hedge fund to results of operations.
     As of March 31, 2006 and 2005 investments in the trading portfolio amounted to approximately $80.4 million and $66.2 million, respectively. Net investment income for the three months ended March 31, 2006 and 2005 reflected approximately $2.8 million and $0.5 million, respectively, derived from trading portfolio activities before investment expenses. These activities primarily include the trading of CDOs. The Company’s trading portfolio is marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of trading securities are also recognized in net investment income.
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
     Commission and other income increased to $303,000 for the three months ended March 31, 2006 from $11,000 for the same period in the prior year. The increase in the first quarter of 2006 reflected larger profit commissions derived from ceded reinsurance in the ocean marine class of business.
     Net realized investment gains were $99,000 for the three months ended March 31, 2006 as compared to net realized investment gains of $0 for the same period in the prior year. Write-downs from other-than-temporary declines in the fair value of securities amounted to $53,000 and $35,000 for the three months ended March 31, 2006 and 2005, respectively.
     Total income taxes as a percentage of income before taxes were 35.0% for the three months ended March 31, 2006 as compared to 35.2% for the same period of 2005.

Liquidity and Capital Resources
     Cash and total investments (including receivable for securities sold and payable for securities purchased) increased from $666.4 million at December 31, 2005 to $670.3 million at March 31, 2006, principally as a result of net inflows of cash. The level of cash and short-term investments of $213.1 million reflects the Company’s high liquidity position.
     Cash flows from operating activities were $46.5 million for the three months ended March 31, 2006 as compared to cash flows used in operating activities of $31.9 million for the same period of 2005. Trading portfolio activities of $48.0 million favorably affected cash flows for the three months ended March 31, 2006 while $48.4 million adversely affected cash flows for the same period in 2005. Trading portfolio activities include the purchase and sale of CDO securities and certain other investments. As the Company’s trading portfolio balance may fluctuate significantly from period to period, cash flows from operating activities may also be significantly impacted by such trading activities. Contributing to a reduction in cash flows for the first quarter of 2006 was a greater amount of paid losses, due in part to hurricane losses occurring in 2005.
     Cash flows provided by investing activities were $141.8 million and $59.5 million for the three months ended March 31, 2006 and 2005, respectively. The cash flows for each year were favorably impacted by the net sale of short-term investments. The three months ended March 31, 2006 also included cash flows from a decrease in receivables for securities sold of $40.8 million.
     Cash flows provided by financing activities were $258,000 for the three months ended March 31, 2006 as compared to cash flows used in financing activities of $27.2 million for the three months ended March 31, 2005. Contributing to the use of cash flows in financing activities during 2005 was the repurchase of the Company’s common stock. In a transaction separate from its common stock repurchase plan, on January 7, 2005 the Company purchased from certain of its shareholders a total of 1,092,735 shares of the Company’s common stock at $24.80 per share, or approximately $27.1 million. There were no repurchases of the Company’s common stock made in 2006.
     On February 22, 2006, the Company declared a dividend of six (6) cents per share to shareholders of record on March 31, 2006, payable on April 5, 2006. On February 22, 2005, the Company declared a dividend of six (6) cents per share to shareholders of record on March 31, 2005, payable on April 6, 2005.
     New York Marine paid ordinary dividends of $2,500,000 and $4,000,000 to the Company during the first three months of 2006 and 2005, respectively.
     In 2003, the Company acquired an interest in substantially all of a limited partnership hedge fund, (Tiptree), that invests in collateralized debt obligations (“CDO”) securities, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a Mariner affiliated company.In 2003, the Company made an investment of $11.0 million in Tiptree. Additional investments of $4.65 million and $2.7 million were made in 2004 and 2005, respectively. The Company is committed to providing an additional $16.7 million, or a total of approximately $35 million, in capital to Tiptree.
     During the first quarter, the Company made an investment in five hedge funds of $21.8 million. The Company is contractually committed to make an additional investment of $8.1 million in these funds.
     Under the Amended and Restated 2004 Long-Term Incentive Plan, the Company granted a total of 21,000 shares of common stock as unrestricted share awards to certain officers and directors of the Company for a total compensation expense of $496,584 for the three months ended March 31, 2005. There were no unrestricted share awards granted for the three months ended March 31, 2006.
     On March 22, 2006, the Company entered into an agreement (the “Letter Agreement”) to amend the Option Certificate granted under a Securities Purchase Agreement, dated January 31, 2003, by and between the Company and Conning Capital Partners VI, L.P. (“CCP”). The Amended and Restated Option Certificate dated as of March 22, 2006 by and between the Company and CCP (“Amended and Restated

Option”) decreases the number of shares of Company common stock that may be issued upon the exercise of the Amended and Restated Option from 400,000 to 300,000 and extends the term from January 31, 2008 to December 31, 2010.
     Premiums and other receivables, net increased to $34.7 million as of March 31, 2006 from $25.3 million as of December 31, 2005 primarily as a result of the increase in gross premiums written.
     Unpaid losses and loss adjustment expenses increased to $599.0 million at March 31, 2006 from $588.9 million at December 31, 2005. Reinsurance receivables on unpaid losses, net increased to $313.4 million at March 31, 2006 from $299.6 million at December 31, 2005. These increases were primarily due to increases in the gross and ceded loss estimates for hurricane losses in the ocean marine line, and an increase in the reserves in the professional liability and other liability classes as a result of the growth in premiums earned.
     Ceded reinsurance payable increased to $42.5 million at March 31, 2006 from $35.7 million at December 31, 2005 and prepaid reinsurance premiums increased to $30.5 million at March 31, 2006 from $22.2 million at December 31, 2005 mainly as a result of additional ceded premiums in the energy class in the ocean marine line and the excess workers compensation class of the other liability line.
     Other liabilities declined to $26.6 million at March 31, 2006 from $33.8 million at December 31, 2005 primarily as a result of lower amounts owed to the MMO pool companies.
Investments
     The following table summarizes our investments at March 31, 2006 and December 31, 2005:

	March 31, 2006	Percent	December 31, 2005	Percent
	(dollars in thousands, except percentages)
Fixed Maturities Available for Sale (Fair Value):

U.S. Treasury Securities	$10,714	1.6%	$10,391	1.7%
Municipalities	7,798	1.2%	7,805	1.3%
Corporate Bonds	196,681	29.5%	231,752	37.2%

Subtotal	$215,193	32.3%	$249,948	40.2%

Trading Securities (Fair Value):

Collateralized Debt Obligations	80,386	12.1%	128,348	20.6%

Total Fixed Maturities and Trading Portfolio	$295,579	44.4%	$378,296	60.8%

Cash & Short-term Investments (at Cost)	213,183	32.1%	104,517	16.8%

Total Fixed Maturities, Cash and Short-term Investments	$508,762	76.5%	$482,813	77.6%

Limited Partnership Hedge Funds (at Equity)	156,344	23.5%	139,591	22.4%

Total Investment Portfolio	$665,106	100.00%	$622,404	100.00%
     As of March 31, 2006, 97% of the fair value of our fixed maturities and short-term investment portfolio was in obligations rated “Baa3” or better by Moody’s or its equivalent Standard & Poor’s rating.

Unpaid losses and loss adjustment expenses
     Unpaid losses and loss adjustment expenses for each segment were as follows:

	March 31, 2006		December 31, 2005
	Gross	Net	Gross	Net
	(in thousands)		(in thousands)
Ocean marine	$241,182	$124,269	$243,033	$133,000
Inland marine/fire	26,866	8,202	27,624	8,361
Other liability	180,884	115,952	172,197	110,756
Runoff lines (Aircraft)	150,018	37,152	146,011	37,100

Total	$598,950	$285,575	$588,865	$289,217

     During 2001, the Company recorded losses in its aircraft line of business as a result of the terrorist attacks of September 11, 2001 on the World Trade Center, the Pentagon and the hijacked airliner that crashed in Pennsylvania (collectively the “WTC attack”). The ultimate gross and net liability for unpaid losses resulting from the WTC attack represent the estimated ultimate costs of all incurred claims and claim adjustment expenses. Since the gross liability and related reinsurance recoverables are based on estimates, the ultimate liability may change from the amount provided currently depending upon revisions in gross loss estimates and the interpretation as to the number of occurrences involved in the WTC attack as defined in the aircraft ceded reinsurance treaties. In 2004, the Company became aware of additional information that allowed a reduction in loss reserves relating to the terrorist attacks of September 11, 2001 on the Pentagon and the hijacked airliner that crashed in Pennsylvania. This amounted to a reduction of $16.3 million and $8.3 million in gross and net loss reserves, respectively, to the Company. Since December 31, 2005, there have been no significant changes in the gross or net incurred loss relating to the WTC attack.
     The loss settlement period for payment of insurance claims may be many years, and during this period it often becomes necessary to adjust the estimate of liability on a claim either upward or downward. The classes of marine, aircraft and non-marine liability insurance written by the Company include liability classes which historically have had longer periods of time between occurrence of an insurable event, reporting of the claim to the Company and final settlement. In such cases, the Company is forced to estimate reserves with the possibility of making several adjustments to reserves during this time period. Other classes of insurance, such as property and claims-made non-marine liability, historically have had shorter periods of time between occurrence of an insurable event, reporting of the claim to the Company and final settlement. The reserves with respect to such classes are less likely to be readjusted. As the Company increases its production in the other liability line of business, there may be changes in the level of loss reserves that the Company carries depending upon the ultimate payout pattern of these losses. Our professional liability class is written on a claims-made basis and other sources of new production, excess workers compensation, are derived from liability classes written on an occurrence basis. Therefore, depending on the level of writings achieved in each of these classes, the overall level of loss reserves carried may vary at the end of any reporting period.
     The Company recorded losses in 2005 from its exposure to offshore oil rigs, watercraft and cargo interests as a result of hurricanes Katrina and Rita. The ultimate gross and net losses resulting from these catastrophes, as well as the reinsurance recoveries attributable to them and applicable reinstatement premium costs, are based upon the Company’s best estimate derived from an evaluation of claims notices received and a review of historic loss development. The low frequency and high severity of the risks we insure make it difficult to assess the adequacy of such loss reserves. As such, the Company’s ultimate liability may change from the amount provided currently. During the first quarter of 2006, the Company increased gross and ceded unpaid losses relating to the hurricanes each by $7.3 million. The increase in ceded reserves resulted in the Company incurring an additional $700,000 in reinstatement costs during the first three months of 2006. If these reserves or reinstatement premium costs are insufficient to cover our actual losses and loss adjustment expenses, we would have to augment our liabilities and incur a charge to our earnings. These charges could be material.
     The process of establishing reserves for claims involves uncertainties and requires the use of informed estimates and judgments. Our estimates and judgments may be revised as claims develop and as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. There were no significant changes in assumptions made in the evaluation of loss reserves during 2006.
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
     During the first quarter, the Company made an investment in five hedge funds of $21.8 million. The Company is contractually committed to make an additional investment of $8.1 million in these funds.
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
     Unpaid losses and loss adjustment expenses are based on individual case estimates for losses reported. A provision is also included, based on actuarial estimates utilizing historical trends in the frequency and severity of paid and reported claims, for losses incurred but not reported, salvage and subrogation recoveries and for loss adjustment expenses. Unpaid losses with respect to asbestos/environmental risks are difficult for management to estimate and require considerable judgment due to the uncertainty regarding the significant issues surrounding such claims. Unpaid losses with respect to catastrophe losses, such as hurricanes Katrina and Rita, are also difficult to estimate due to the high severity of the risks we insure. Unpaid losses and loss adjustment expenses amounted to $599.0 million and $588.9 million at March 31, 2006 and December 31, 2005, respectively. Unpaid losses and loss adjustment expenses, net of reinsurance amounted to $285.6 million and $289.2 million at March 31, 2006 and December 31, 2005, respectively. Management continually reviews and updates the estimates for unpaid losses, and any changes resulting therefrom are reflected in operating results currently. The potential for future adverse or favorable loss development is highly uncertain and subject to a variety of factors including, but not limited to, court decisions, legislative actions and inflation.
     The allowance for doubtful accounts is based on management’s review of amounts due from insolvent or financially impaired companies. Allowances are estimated for both premium receivables and reinsurance receivables. Management continually reviews and updates such estimates for any changes in the financial status of companies. The allowance for doubtful accounts for both premiums and reinsurance receivables amounted to $14.8 million and $17.0 million at March 31, 2006 and December 31, 2005, respectively.
     Impairment of investments, included in realized investment gains or losses, results from declines in the fair value of investments which are considered by management to be other-than-temporary. Management reviews investments for impairment based upon specific criteria that include the duration and extent of declines in fair value of the security below its cost or amortized cost. The Company performs a qualitative and quantitative review of all securities in a loss position in order to determine if any impairment is considered to be other-than-temporary. With respect to fixed income investments, declines in fair value of less than 10% are normally considered to be temporary, unless the fixed income security has been downgraded at least two levels by a major rating agency. Additionally, the Company reviews those securities held for six months or more, with fair value declines of greater than 10% at the end of each reporting period. The Company also reviews all securities with any rating agency declines during the reporting period. As a result of this review, the Company will record an impairment charge to earnings if the fair value decline is greater than 20%, if the fixed income security has been downgraded at least two levels by a major rating agency, or if the fair value decline is greater than 10% and the security has been downgraded one level by a major rating agency. This review includes considering the effect of rising interest rates and the Company’s intent and ability to hold impaired securities in the foreseeable future to recoup any losses. In addition to subjecting its securities to the objective tests of percent declines in fair value and downgrades by major rating agencies, when it determines whether declines in the fair value of its securities are other-than-temporary, the Company also considers the facts and circumstances that may have caused the declines in the value of such securities. As to any specific security, it may consider general market conditions, changes in interest rates, adverse changes in the regulatory environment of the issuer, the duration for which the Company expects to hold the security and the length of any forecasted recovery. Approximately $53,000 and $35,000 were charged to results from operations for the three months ended March 31, 2006 and 2005, respectively, resulting from fair value declines considered to be other-than-temporary. Gross unrealized gains and losses on fixed maturity investments available for sale amounted to approximately $0.3 million and $1.2 million, respectively, at March 31, 2006. The Company believes these realized losses to be temporary and result from changes in market conditions, including interest rates or sector spreads.
     The Company utilizes the equity method of accounting to account for its limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership to net investment income in results of operations. Net investment income derived from investments in limited partnerships amounted to $5.8 million and $3.7 million for the three months ended March 31, 2006 and 2005, respectively. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” with respect to market risks associated with investments in limited partnership hedge funds.
     The Company maintained a trading portfolio at March 31, 2006 consisting of CDOs. These investments are marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of such securities are also recognized in net investment income. The Company recorded $2.8 million and $.5 million in net trading portfolio income before expenses for the three months ended March 31, 2006 and 2005, respectively. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” with respect to market risks associated with investments in CDOs.
     Reinsurance reinstatement premiums are recorded, as a result of losses incurred by the Company, in accordance with the provisions of the reinsurance contracts. Upon the occurrence of a large severity or catastrophe loss, the Company may be obligated to pay additional reinstatement premiums under its excess of loss reinsurance treaties up to the amount of the original premium paid under such treaties. Reinsurance reinstatement premiums incurred for the three months ended March 31, 2006 and 2005 were $.7 million and $.2 million, respectively.
     From January 1, 2003 to December 31, 2005, the Company accounted for stock based compensation using Statement of Financial Accounting Standards No. 123 “Accounting for Awards of Stock Based

Compensation to Employees” prospectively for all awards granted, modified or settled after January 1, 2003.
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”) using the modified prospective method. SFAS 123R establishes standards for the accounting for transactions that involve stock based compensation. SFAS 123R requires that compensation costs be recognized for the fair value of all share options over their vesting period, including the cost related to the unvested portion of all outstanding share options as of December 31, 2005. The cumulative effect of the adoption of SFAS 123R was not material. The Company recorded $116,000 as additional compensation cost in results from operations for the three months ended March 31, 2006 relating to the adoption of accounting for stock based compensation under SFAS 123R. As of March 31, 2006, the total compensation cost related to unvested awards not yet recognized in the financial statements was $227,000, and is expected to be recognized in the financial statements over the remainder of 2006. There were no stock awards granted involving stock based compensation during the three months ended March 31, 2006.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The investment portfolio has exposure to market risks, which include the effect on the portfolio of adverse changes in interest rates, credit quality, hedge fund values, and CDO values. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Hedge fund risk includes the potential loss from the diminution in the value of the underlying investment of the hedge fund. CDO risk includes exposure to the private placement market including its lack of liquidity and volatility in changes in market prices. The only significant change to the Company’s exposure to market risks during the three months ended March 31, 2006 as compared to those disclosed in the Company’s financial statements for the year ended December 31, 2005 related to the level of investments in CDO securities. The investment in CDO securities amounted to $80.4 million and $128.3 million as of March 31, 2006 and December 31, 2005, respectively.
     The Company invests in CDOs, which are private placements. The fair value of each security is provided by securities dealers. The markets for these types of securities can be illiquid and, therefore, the price obtained from dealers on these securities is subject to change, depending upon the underlying market conditions of these securities, including the potential for downgrades or defaults on the underlying collateral of the security. The Company seeks to mitigate market risk associated with such investments by maintaining a diversified portfolio of such securities that limits the concentration of investment in any one issuer. The largest single investment made by the Company in such securities amounted to $8.0 million at March 31, 2006.
     The Company maintains an investment in a limited partnership hedge fund, (Tiptree), that invests in CDOs, CRS securities and other structured product securities that are structured, managed or advised by a Mariner affiliated company. This investment is consolidated in the Company’s financial statements. CDOs and CRSs are purchased by various broker dealers. Such purchases are then repackaged and sold to investors within a relatively short time period, normally within a few months. Tiptree shares in the fees earned by the Mariner affiliated company for servicing these arrangements. Tiptree also provides a margin account as collateral to secure the market risk of the purchases made by the dealers under these agreements until the arrangement is completed. Tiptree has provided $3.5 million in cash as of March 31, 2006 to secure purchases made by the dealers. Management expects that only under remote circumstances would the margin account be drawn by the dealer to secure losses. Many of the securities purchased are investment grade floating rate securities and large unrealized losses are not normally expected to occur. The Company seeks to mitigate market risk associated with such investments by concentrating on investment grade, floating rate securities with the risk of loss being limited to the cash held in the margin accounts.

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
     On February 8, 2005 the Company and the individual members of its Board of Directors were served with a purported shareholder derivative action lawsuit brought in New York Supreme Court, Queens County, relating to the Company’s purchase on January 7, 2005 of approximately 1.1 million shares of its common stock from certain members of, or trusts controlled by certain members of, the family of John N. Blackman, the Company’s founder. The complaint which was brought by one of our shareholders, Linda Parnes, who together with Alan Russell Kahn, owns 100 shares of the Company’s common stock, alleges that the Board of Directors breached their fiduciary duty, wasted corporate assets and abused their control over the Company by paying an excessive price for the shares. The plaintiff is seeking damages against members of the Board of Directors and rescission of the purchase. The Complaint was dismissed pursuant to an order entered on September 12, 2005 and on October 9, 2005 the Plaintiff filed a Notice of Appeal as well as a motion seeking reargument before the trial court. On February 23, 2006 the trial court granted Plaintiff’s motion for reargument and, upon reargument, adhered to its original decision granting defendants’ motion to dismiss the case. On April 3, 2006, Plaintiff filed a notice of appeal from the February 23, 2006 decision on reargument (the “Reargument Appeal”). On April 12, 2006 Plaintiff withdrew her October 9, 2005 notice of appeal. Plaintiff has not yet taken steps to perfect her Reargument Appeal as of May 3, 2006. Plaintiff’s deadline to perfect her Reargument Appeal is October 3, 2006. The Company believes that the Complaint is wholly without merit, and will continue to defend it vigorously.
Item 1A. Risk Factors
There were no material changes in the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits

3.1	Charter of NYMAGIC, INC. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 16, 2003 (File No. 1-11238) and incorporated herein by reference).

3.2	Amended and Restated By-Laws. (filed as Exhibit 3.3 of the Registrant’s Current Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-11238) and incorporated herein by reference).

10.1	Employment Agreement, dated as of April 17, 2006, by and between A. George Kallop and NYMAGIC, INC. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2006 (File No. 1-11238) and incorporated herein by reference).

10.2	Performance Share Award Agreement, dated as of April 17, 2006, by and between A. George Kallop and NYMAGIC, INC. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 20, 2006 (File No. 1-11238) and incorporated herein by reference).

10.3	Employment Agreement, dated as of April 18, 2006, by and between George R. Trumbull, III and NYMAGIC, INC. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 20, 2006 (File No. 1-11238) and incorporated herein by reference).

10.4	Performance Share Award Agreement, dated as of April 18, 2006, by and between George R. Trumbull, III and NYMAGIC, INC. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 20, 2006 (File No. 1-11238) and incorporated herein by reference).

10.5	Consulting Agreement, dated as of March 30, 2006, by and between William D. Shaw, Jr. and NYMAGIC, INC. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2006 (File No. 1-11238) and incorporated herein by reference).

10.6	Letter Agreement dated as of March 22, 2006 by and between NYMAGIC, INC. and Conning Capital Partners VI, L.P. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 28, 2006 (File No. 1-11238) and incorporated herein by reference).

10.7	Amended and Restated Option Certificate dated as of March 22, 2006 by and between NYMAGIC, INC. and Conning Capital Partners VI, L.P. (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 28, 2006 (File No. 1-11238) and incorporated herein by reference).

*31.1	Certification of A. George Kallop, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of A. George Kallop, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NYMAGIC, INC. (Registrant)

Date: May 9, 2006	/s/ A. George Kallop

A. George Kallop President and Chief Executive Officer

Date: May 9, 2006	/s/ Thomas J. Iacopelli

Thomas J. Iacopelli
Chief Financial Officer