Form 10-Q
period 2006-06-30
NYMAGIC INC
filed 2006-08-08
CIK 847431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2006

[Common Stock, $1.00 par value per share]	8,810,138 shares

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
	(unaudited)
ASSETS
Investments:
Fixed maturities:
Available for sale at fair value (amortized cost $92,537,347 and $250,823,908)	$91,518,356	$249,948,287
Trading at fair value(cost $262,303,204 and $129,080,354)	263,138,945	128,348,213
Limited partnerships at equity (cost $130,698,585 and $132,766,329)	154,495,481	139,590,758
Short-term investments	65,000	79,991,691
Cash and cash equivalents	140,630,168	24,525,288

Total cash and investments	649,847,950	622,404,237

Accrued investment income	4,318,474	2,836,252
Premiums and other receivables, net	59,619,436	25,332,633
Receivable for securities sold	103,527,700	53,012,108
Reinsurance receivables on unpaid losses, net	303,779,907	299,647,802
Reinsurance receivables on paid losses, net	30,512,707	28,039,284
Deferred policy acquisition costs	13,256,170	11,991,728
Prepaid reinsurance premiums	41,319,977	22,193,428
Deferred income taxes	9,093,010	9,386,682
Property, improvements and equipment, net	9,809,783	8,258,390
Other assets	9,457,662	7,316,256

Total assets	$1,234,542,776	$1,090,418,800

LIABILITIES
Unpaid losses and loss adjustment expenses	$595,194,769	$588,865,149
Reserve for unearned premiums	107,899,641	83,237,991
Ceded reinsurance payable	51,743,725	35,728,345
Notes payable	100,000,000	100,000,000
Payable for securities purchased	100,041,780	9,000,000
Dividends payable	731,934	536,520
Other liabilities	25,397,594	33,766,669

Total liabilities	981,009,443	851,134,674

SHAREHOLDERS’ EQUITY
Common stock	15,457,515	15,415,790
Paid-in capital	40,371,594	38,683,462
Accumulated other comprehensive (loss)	(662,345)	(569,153)
Retained earnings	271,627,570	259,015,028

	326,794,334	312,545,127
Treasury Stock, at cost, 6,647,377 and 6,647,377 shares	(73,261,001)	(73,261,001)

Total shareholders’ equity	253,533,333	239,284,126

Total liabilities and shareholders’ equity	$1,234,542,776	$1,090,418,800

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Six months ended June 30,
	2006	2005

Revenues:
Net premiums earned	$76,437,263	$72,348,767
Net investment income	21,510,546	13,546,538
Net realized investment losses	(62,897)	(190,998)
Commission and other income	540,414	455,416

Total revenues	98,425,326	86,159,723

Expenses:
Net losses and loss adjustment expenses incurred	43,111,711	41,091,402
Policy acquisition expenses	15,855,260	15,115,461
General and administrative expenses	14,805,150	13,878,454
Interest expense	3,351,468	3,339,757

Total expenses	77,123,589	73,425,074

Income before income taxes	21,301,737	12,734,649
Income tax provision:
Current	7,096,129	4,468,796
Deferred	343,852	(9,718)

Total income tax expense	7,439,981	4,459,078

Net income	$13,861,756	$8,275,571

Weighted average number of shares of common stock outstanding-basic	8,786,192	8,734,870

Basic earnings per share	$1.58	$.95

Weighted average number of shares of common stock outstanding-diluted	9,113,370	8,869,618

Diluted earnings per share	$1.52	$.93

Dividends declared per share	$.14	$.12

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended June 30,
	2006	2005

Revenues:
Net premiums earned	$39,247,664	$36,822,213
Net investment income	9,559,128	6,943,008
Net realized investment losses	(161,494)	(191,374)
Commission and other income	237,821	443,953

Total revenues	48,883,119	44,017,800

Expenses:
Net losses and loss adjustment expenses incurred	22,205,408	20,583,260
Policy acquisition expenses	7,914,010	7,499,059
General and administrative expenses	7,648,474	6,646,953
Interest expense	1,672,856	1,672,267

Total expenses	39,440,748	36,401,539

Income before income taxes	9,442,371	7,616,261
Income tax provision:
Current	3,483,810	2,769,367
Deferred	(188,776)	(111,514)

Total income tax expense	3,295,034	2,657,853

Net income	$6,147,337	$4,958,408

Weighted average number of shares of common stock outstanding-basic	8,800,597	8,708,817

Basic earnings per share	$.70	$.57

Weighted average number of shares of common stock outstanding-diluted	9,167,346	8,834,181

Diluted earnings per share	$.67	$.56

Dividends declared per share	$.08	$.06
The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
	2006	2005
Cash flows used in operating activities:
Net income	$13,861,756	$8,275,571

Adjustments to reconcile net income to net cash used in operating activities:
Provision for deferred taxes	343,852	(9,718)
Net realized investment losses	62,897	190,998
Equity in earnings of limited partnerships	(6,371,329)	(5,528,747)
Net bond amortization	124,883	222,847
Depreciation and other, net	447,504	319,819
Changes in:
Premiums and other receivables	(34,286,803)	3,979,670
Reinsurance receivables paid and unpaid, net	(6,605,528)	(2,507,151)
Ceded reinsurance payable	16,015,380	2,075,770
Accrued investment income	(1,482,222)	82,290
Deferred policy acquisition costs	(1,264,442)	(35,706)
Prepaid reinsurance premiums	(19,126,549)	(3,967,108)
Other assets	(2,141,406)	(572,083)
Unpaid losses and loss adjustment expenses	6,329,620	21,091,291
Reserve for unearned premiums	24,661,650	5,122,000
Other liabilities	(8,369,075)	(1,752,298)
Trading portfolio activities	(58,837,923)	(38,354,311)

Total adjustments	(90,499,491)	(19,642,437)

Net cash used in operating activities	(76,637,735)	(11,366,866)

Cash flows from investing activities:
Fixed maturities acquired	(31,400,057)	(66,846,515)
Limited partnerships acquired	(31,820,000)	(4,900,000)
Fixed maturities sold	182,789,588	58,888,165
Net sale of short-term investments	79,960,938	66,690,300
Fixed maturities matured	6,675,000	—
Limited partnerships sold	23,286,606	23,056,794
Receivable for securities not yet settled	(26,426,620)	(43,537,705)
Payable for securities not yet settled	(9,000,000)	—
Acquisition of property & equipment, net	(1,998,897)	(1,323,047)

Net cash provided by investing activities	192,066,558	32,027,992

Cash flows from financing activities:
Proceeds from stock issuance and other	1,729,857	708,103
Cash dividends paid to stockholders	(1,053,800)	(1,108,168)
Net purchase of treasury shares	—	(27,099,828)

Net cash provided by (used in) financing activities	676,057	(27,499,893)

Net increase in cash	116,104,880	(6,838,767)
Cash at beginning of period	24,525,288	11,855,146

Cash at end of period	$140,630,168	$5,016,379

Supplemental disclosures:
Interest paid	$3,258,248	$3,250,000
Federal income tax paid	$4,587,470	$2,903,012
The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2006 and 2005
1)	The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary for a fair presentation of results for such periods. Adjustments to financial statements consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2)	The Company’s subsidiaries include three insurance companies and three insurance agencies. These subsidiaries underwrite commercial insurance in three major lines of business. The Company considers ocean marine, inland marine/fire and other liability as appropriate segments for purposes of evaluating the Company’s overall performance. A final segment includes the runoff operations in the aircraft business. The Company ceased writing any new policies covering aircraft risks subsequent to March 31, 2002.

In 2005, the Company formed Arizona Marine And General Insurance Company, which was renamed Southwest Marine And General Insurance Company (“Southwest Marine”) in July 2006, as a wholly owned subsidiary in the State of Arizona. Its application to the State of Arizona Department of Insurance for authority to write commercial property and casualty insurance in Arizona was approved in May 2006. Southwest Marine plans to write, among other lines of insurance, excess and surplus lines in New York.

The Company evaluates revenues and income or loss by the aforementioned segments. Revenues include premiums earned and commission income. Income or loss includes premiums earned and commission income less the sum of losses incurred and policy acquisition costs.

The financial information by segment is as follows:

	Six months ended June 30,
	2006		2005
	(in thousands)
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)

Ocean marine	$42,218	$16,828	$44,289	$15,118
Inland marine/fire	4,092	(406)	3,136	713
Other liability	30,449	1,450	25,407	730
Runoff lines (Aircraft)	79	(1)	(62)	2

Subtotal	76,838	17,871	72,770	16,563

Net investment income	21,511	21,511	13,547	13,547
Net realized investment losses	(63)	(63)	(191)	(191)
Other income	140	140	34	34
General and administrative expenses	—	(14,806)	—	(13,878)
Interest expense	—	(3,351)	—	(3,340)
Income tax expense	—	(7,440)	—	(4,459)

Total	$98,426	$13,862	$86,160	$8,276

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2006 and 2005

	Three months ended June 30,
	2006		2005
	(in thousands)
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)

Ocean marine	$21,894	$10,112	$22,469	$9,396
Inland marine/fire	2,101	(646)	1,674	(24)
Other liability	15,292	(314)	13,203	(90)
Runoff lines (Aircraft)	104	119	(106)	(125)

Subtotal	39,391	9,271	37,240	9,157

Net investment income	9,560	9,560	6,943	6,943
Net realized investment losses	(162)	(162)	(191)	(191)
Other income	95	95	26	26
General and administrative expenses	—	(7,650)	—	(6,647)
Interest expense	—	(1,672)	—	(1,672)
Income tax expense	—	(3,295)	—	(2,658)

Total	$48,884	$6,147	$44,018	$4,958

3)	The Company’s comparative comprehensive income is as follows:

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005
	(in thousands)
Net income	$13,862	$8,276	$6,147	$4,958
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities, net of deferred tax (expense) benefit of $72, $487, $90 and $(218)	(134)	(905)	(166)	405
Less: reclassification adjustment for losses realized in net income, net of deferred tax benefit of $22, $67, $57 and $67	(41)	(124)	(105)	(124)

Other comprehensive income (loss)	(93)	(781)	(61)	529

Total comprehensive income	$13,769	$7,495	$6,086	$5,487

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2006 and 2005
4)	The Company maintains stock-based compensation plans for employees, directors and consultants. With the exception of unrestricted stock which immediately vests, awards under the Company’s plans generally vest over periods ranging from one to five years.

From January 1, 2003 to December 31, 2005, the Company accounted for stock based compensation using Statement of Financial Accounting Standards No. 123 “Accounting for Awards of Stock Based Compensation to Employees” prospectively for all awards granted, modified or settled after January 1, 2003.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”) using the modified prospective method. SFAS 123R establishes standards for the accounting for transactions that involve stock based compensation. SFAS 123R requires that compensation costs be recognized for the fair value of all share options over their vesting period, including the cost related to the unvested portion of all outstanding share options as of December 31, 2005. The cumulative effect of the adoption of SFAS 123R was not material. The Company recorded approximately $229,000 as additional compensation cost in results from operations for the six months ended June 30, 2006 relating to the adoption of accounting for stock based compensation under SFAS 123R. As of June 30, 2006, the total compensation cost related to unvested awards not yet recognized in the financial statements was approximately $113,000, and is expected to be recognized in the financial statements over the remainder of 2006. During the first six months of 2006, under the Amended and Restated 2004 Long-Term Incentive Plan, the Company granted 7,123 deferred share units to non-management directors, 43,000 restricted shares or restricted share units to certain officers and directors, and up to 36,000 performance share units to the Chief Executive Officer amounting to a total compensation expense of $671,391 for the six months ended June 30, 2006.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards for the six months and three months ended June 30, 2005, respectively. The table includes only the effect of stock options on net income and earnings per share as all other stock compensation awards have been accounted for under SFAS 123. The compensation expense for all other awards issued were $734,563 and $168,722 for the six months and three months ended June 30, 2005, respectively.

	Six months ended June 30,	Three months ended June 30,
	2005	2005
	(in thousands)
Net income	$8,276	$4,958
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	13	7
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(168)	(84)

Pro forma net income	$8,121	$4,881

Earnings per share:
Basic EPS – as reported	$.95	$.57
Basic EPS — pro forma	$.93	$.56

Diluted EPS — as reported	$.93	$.56

Diluted EPS – pro forma	$.92	$.55

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2006 and 2005
     The following table summarizes the stock option activity under the stock plans for the six months ended June 30, 2006:

			Weighted
Shares Under	Number of	Option Price	Average Price
Option	Shares	Per Share	Per Share
Outstanding, beginning of period	407,850	$12.59-$26.00	$15.26
Granted	—	—	—
Exercised	(41,725)	$14.13-$14.47	$14.45
Forfeited	(2,375)	$14.47	$14.47

Outstanding, end of period	363,750	$12.59-$26.00	$15.35

Exercisable, end of period	245,375	$12.59-$26.00	$15.26

5)	The Company previously entered into reinsurance contracts with a reinsurer that is now in liquidation. On October 23, 2003, the Company was served with a Notice to Defend and a Complaint by the Insurance Commissioner of the Commonwealth of Pennsylvania, who is the liquidator of this reinsurer, alleging that approximately $3 million in reinsurance claims paid to the Company in 2000 and 2001 by the reinsurer are voidable preferences and are therefore subject to recovery by the liquidator. The claim was subsequently revised by the liquidator to approximately $2 million. The Company filed Preliminary Objections to Plaintiff’s Complaint, denying that the payments are voidable preferences and asserting affirmative defenses. These Preliminary Objections were overruled on May 24, 2005 and the Company filed its Answer in the proceedings on June 15, 2005. No trial date has been set for this matter, but we intend to defend ourselves vigorously in connection with this lawsuit. The Company believes it has strong defenses against these claims; however, there can be no assurance as to the outcome of this litigation.

On February 8, 2005 the Company and the individual members of its Board of Directors were served with a purported shareholder derivative action lawsuit brought in New York Supreme Court, Queens County, relating to the Company’s purchase on January 7, 2005 of approximately 1.1 million shares of its common stock from certain members of, or trusts controlled by certain members of, the family of John N. Blackman, the Company’s founder. The complaint which was brought by one of our shareholders, Linda Parnes, who together with Alan Russell Kahn, owns 100 shares of the Company’s common stock, alleges that the Board of Directors breached their fiduciary duty, wasted corporate assets and abused their control over the Company by paying an excessive price for the shares. The plaintiff is seeking damages against members of the Board of Directors and rescission of the purchase. The Complaint was dismissed pursuant to an order entered on September 12, 2005 and on October 9, 2005 the Plaintiff filed a Notice of Appeal as well as a motion seeking reargument before the trial court. On February 23, 2006 the trial court granted Plaintiff’s motion for reargument and, upon reargument, adhered to its original decision granting defendants’ motion to dismiss the case. On April 3, 2006, Plaintiff filed a notice of appeal from the February 23, 2006 decision on reargument (the “Reargument Appeal”). On April 12, 2006 Plaintiff withdrew her October 9, 2005 notice of appeal. Plaintiff has not yet taken steps to perfect her Reargument Appeal as of July 31, 2006. Plaintiff’s deadline to perfect her Reargument Appeal is October 3, 2006. The Company believes that the Complaint is wholly without merit, and will continue to defend it vigorously.

6)	The Company’s investments are monitored by management and the Finance Committee of the Board of Directors. The Company entered into an investment management agreement with Mariner Partners, Inc. (“Mariner”) effective October 1, 2002, which was amended and restated on December 6, 2002. Under the terms of the agreement, Mariner manages the Company’s investment portfolio. Fees to be paid to Mariner are based on a percentage of the investment portfolio as follows: .20% of liquid assets, .30% of fixed maturity investments and 1.25% of limited partnership (hedge fund) investments. William J. Michaelcheck, a director of the Company, is Chairman, Chief Executive Officer and the beneficial owner of the majority of shares of Mariner. George R. Trumbull, Chairman of the Board of the Company, A. George Kallop, a Director and the President and Chief Executive Officer of the Company, and William D. Shaw, Jr., Vice Chairman and a Director of the Company, are also associated with Mariner. Investment fees incurred under the agreement with Mariner were $1,439,722 for the six months ended June 30, 2006 and $1,706,233 for the six months ended June 30, 2005.

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2006 and 2005
On March 30, 2006, NYMAGIC, INC. (the “Company”) entered into a consulting agreement (the “Consulting Agreement”), with William D. Shaw, Jr., a member of the Company’s board of directors and Vice Chairman, pursuant to which Mr. Shaw will provide certain consulting services to the Company relating to the Company’s asset management strategy including (i) participate in meetings with rating agencies; (ii) participate in meetings with research analysts; and (iii) certain other investor relations services. Mr. Shaw’s compensation under the Consulting Agreement is $100,000 per year, payable in four equal quarterly payments of $25,000. From January 1, 2006 through June 30, 2006, he has been paid $50,000 under the Consulting Agreement. This compares to $ 50,000 incurred in the first six months of 2005 relating to a similar consulting agreement. The Company is also obligated to reimburse Mr. Shaw for all reasonable and necessary expenses incurred in connection with the services he provides under the Consulting Agreement. Unless extended by mutual agreement, the Consulting Agreement terminates on December 31, 2006. The Consulting Agreement is also subject to termination by Mr. Shaw or the Company on 30 days prior notice. In addition, the Company may also pay Mr. Shaw a bonus at the discretion of the Human Resources Committee of the Company’s Board of Directors upon the recommendation of the Company’s Chairman. The bonus will have a range of $0 to $100,000. In April 2006, Mr. Shaw was awarded a bonus of $30,000. On April 1, 2005, the Company paid Mr. Shaw $83,000 in cash and granted him 4,500 shares of common stock with a value of $107,415 for his consulting contributions to the Company in 2004.
On April 17, 2006, NYMAGIC, INC. (the “Company”) entered into an employment agreement with A. George Kallop, the Company’s President and Chief Executive Officer (the “Kallop Employment Agreement”), effective October 1, 2005 through December 31, 2008. This term will be automatically renewed for successive one-year periods unless either party provides notice 90 days prior to the expiration date of its intent to terminate the agreement at the end of applicable term. Under the Kallop Employment Agreement Mr. Kallop is entitled to a base salary of $400,000 and a target annual incentive award of $300,000. Mr. Kallop is also entitled to receive a grant of 8,000 shares of restricted stock as of the execution date of the Kallop Employment Agreement and 8,000 shares of restricted stock on each of January 1, 2007 and January 1, 2008. These shares will vest on December 31, 2006, 2007 and 2008, respectively. Mr. Kallop is also entitled to a long-term incentive award with maximum, target and threshold awards of 12,000, 6,000 and 3,000 performance units, respectively, in each of three one-year performance periods beginning with the period January 1, 2006 through December 31, 2006. Mr. Kallop is also entitled to receive a supplemental performance compensation award in the amount of 25,000 performance units. A performance unit is an award which is based on the achievement of specific goals with respect to the Company or any affiliate or individual performance of the participant, or a combination thereof, over a specified period of time. Each of the performance awards is subject to the conditions described in the award agreement entered into contemporaneously with the Kallop Employment Agreement. The Kallop Employment Agreement also provides for reimbursement of reasonable expenses incurred in the performance of Mr. Kallop’s duties, and includes provisions governing termination for death, disability, cause, without cause and change of control, which include a severance benefit of one year’s salary, pro rata annual incentive awards at target, and accelerated vesting of stock and performance unit grants in the event of his termination without cause prior to a change of control.
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
On April 18, 2006, NYMAGIC, INC. (the “Company”) entered into an employment agreement with George R. Trumbull, III, the Company’s Chairman of the Board of Directors (the “Trumbull Employment Agreement”), effective February 1, 2006 through December 31, 2006. Under the Trumbull Employment Agreement Mr. Trumbull is entitled to a base salary of $250,000 and a target annual incentive award of $125,000. Mr. Trumbull is also entitled to receive a grant of 5,000 shares of restricted stock as of the execution date of the Trumbull Employment Agreement, which will vest on December 31, 2006. The Trumbull Employment Agreement also provides for reimbursement of reasonable expenses incurred in the performance of Mr. Trumbull’s duties, and includes provisions governing terminations for death, disability, cause, without cause and change of control, which include a severance benefit of one year’s salary, a pro rata annual incentive award at target and accelerated vesting of stock options in the event of his termination without cause prior to a change of control.
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

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2006 and 2005
In 2003, the Company acquired an interest in substantially all of a limited partnership hedge fund, (Tiptree), that invests in collateralized debt obligations (“CDO”) securities, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a company affiliated with Mariner. In 2003, the Company made an investment of $11.0 million in Tiptree. Additional investments of $4.65 million and $2.7 million were made in 2004 and 2005, respectively. The Company is committed to providing an additional $16.7 million, or a total of approximately $35 million, in capital to Tiptree. Under the provisions of the limited partnership agreement, the Mariner affiliate is entitled to 50% of the net profit realized upon the sale of certain CDOs held by the Company. Investment expenses incurred under this agreement for the six months ended June 30, 2006 and June 30, 2005 amounted to $612,774 and $137,808 respectively. These amounts were based upon the fair value of CDO securities held as of June 30, 2006 and 2005, respectively, as well as CDO securities sold during the six months ended June 30, 2006 and 2005, respectively. The limited partnership agreement also provides for other fees payable to the manager based upon the operations of the hedge fund. There were no other fees incurred for the six months ended June 30, 2006 and 2005, respectively. The Company cannot withdraw funds from this limited partnership for a minimum period of three years from its initial investment in 2003 without the consent of the hedge fund manager. Any withdrawals made require one year prior written notice to the hedge fund manager. Tiptree also provides a margin account to collateralize the credit risk of the purchases made by the dealers under these agreements. Tiptree has provided $3.5 million in cash as of June 30, 2006 to collateralize purchases made by the dealers.
As of June 30, 2006, the Company held $24.7 million in limited partnership interests in hedge funds, which are directly managed by Mariner.
Investment income, net of investment fees, from each major category of investments is as follows:

	Six months ended		Three months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in millions)
Fixed maturities, available for sale	$5.6	$3.2	$2.5	$1.8
Fixed maturities, trading securities	8.2	4.1	5.4	3.6
Short-term investments	3.5	2.7	2.1	0.8
Equity in earnings of limited partnerships	6.4	5.5	0.6	1.8

Total investment income	23.7	15.5	10.6	8.0
Investment expenses	(2.2)	(2.0)	(1.0)	(1.1)

Net investment income	$21.5	$13.5	$9.6	$6.9

7)	On March 22, 2006, the Company entered into an agreement (the “Letter Agreement”) to amend the Option Certificate granted under a Securities Purchase Agreement, dated January 31, 2003, by and between the Company and Conning Capital Partners VI, L.P. (“CCP”). The Amended and Restated Option Certificate dated as of March 22, 2006 by and between the Company and CCP (“Amended and Restated Option”) decreases the number of shares of Company common stock that may be issued upon the exercise of the Amended and Restated Option from 400,000 to 300,000 and extends the term from January 31, 2008 to December 31, 2010.

8)	In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109. FIN 48 becomes effective in 2007 and provides guidance for recognizing the benefits of tax-return positions in the financial statements if it is more-likely-than-not to be sustained by the taxing authorities. The Company has reviewed the guidance of FIN 48 and has not yet determined the impact this statement will have on its financial position or results of operations.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB statement No. 140” (“SFAS 156”). SFAS 156 addresses the accounting for servicing assets and liabilities. SFAS 156 is effective at the beginning of an entities first fiscal year beginning after September 15, 2006. The Company has reviewed the guidance of SFAS 156 and has not yet determined the impact this statement will have on its financial position or results of operations.

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
Insurance Companies:
New York Marine And General Insurance Company (“New York Marine”),
Gotham Insurance Company (“Gotham”),
Southwest Marine And General Insurance Company (“Southwest Marine”)
Insurance Underwriters and Managers:
Mutual Marine Office, Inc. (“MMO”),
Pacific Mutual Marine Office, Inc. (“PMMO”),
Mutual Marine Office of the Midwest, Inc. (“Midwest”).
Consolidated Investment Interests:
Mariner Tiptree (CDO) Fund I, L.P. (“Tiptree”),
MMO EU, Ltd. (“MMO EU”). MMO EU has been inactive since 2002.
     Two of the Company’s insurance subsidiaries, New York Marine and Gotham, each maintains a rating of “A” (Excellent) from A.M. Best Company. This is the third highest of fifteen rating levels in A.M. Best’s classification system. The Company’s insureds rely on ratings issued by rating agencies. Any adverse change in the ratings assigned to New York Marine or Gotham may adversely impact their ability to write premiums. Southwest has not yet been rated by A.M. Best Company because it was recently only granted authority to write insurance in Arizona.
     The Company specializes in underwriting ocean marine, inland marine/fire and other liability insurance through insurance pools managed by the Company’s insurance underwriters and managers, MMO, PMMO and Midwest (collectively referred to as “MMO”). The original members of the pools were insurance companies that were not affiliated with the Company. Subsequently, New York Marine and Gotham joined the pools. Over the years, New York Marine and Gotham steadily increased their participation in the pools, while the unaffiliated insurance companies reduced their participation or withdrew from the pools entirely. Since January 1, 1997, New York Marine and Gotham have been the only members of the pools, and therefore we now write 100% of all of the business produced by the pools.
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
     In 2003, the Company obtained an interest in substantially all of a limited partnership hedge fund, Tiptree, that invests in Collateralized Debt Obligations (CDO) securities, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a Mariner affiliated company. CDOs and CRSs are purchased by various broker dealers. Such purchases are then repackaged and sold to investors within a relatively short time period, normally within a few months. Tiptree shares in the fees earned by the Mariner affiliated company for servicing these arrangements. Tiptree also provides a margin account to collateralize the credit risk of the purchases made by the dealers under these agreements. Tiptree has provided $3.5 million in cash as of June 30, 2006 to collateralize any purchases made by the dealers. Management expects that only under a remote circumstance would the margin account be drawn by the dealer to secure losses. The investment in Tiptree is consolidated in the Company’s financial statements.
     In 2005, the Company formed Arizona Marine And General Insurance Company, which was renamed to Southwest Marine And General Insurance Company in July, 2006, as a wholly owned subsidiary in the State of Arizona. Its application to the State of Arizona Department of Insurance for authority to write commercial property and casualty insurance in Arizona was approved in May, 2006. Southwest Marine plans to write, among other lines of insurance, excess and surplus lines in New York.
Results of Operations
     Net income for the second quarter ended June 30, 2006 totaled $6.1 million, or $.67 per diluted share, compared with $5.0 million, or $.56 per diluted share, for the second quarter of 2005. The increase in net income for the second quarter of 2006 was attributable to larger investment income derived primarily from trading portfolio activities and higher yields on fixed income investments.
     Net income for the six months ended June 30, 2006, was $13.9 million, or $1.52 per share on a diluted basis, compared with $8.3 million, or $.93 per diluted share, for the same period of 2005. The earnings increase in 2006 was largely attributable to improved investment income derived from fixed maturity investments and limited partnerships.
     Net realized investment losses after taxes were $105,000, or $.01 per diluted share, for the second quarter of 2006, as compared with net realized investment losses after taxes of $124,000, or $.01 per diluted share, for the same period of 2005. Net realized investment losses after taxes for the six months ended June 30, 2006 were $41,000, or $.00 per diluted share, compared with net realized investment losses of $124,000, or $.01 per diluted share, for the same period in 2005.
     Shareholders’ equity increased to $253.5 million as of June 30, 2006 compared to $239.3 million as of December 31, 2005. The increase was primarily attributable to net income for the period partially offset by dividends declared.
     The Company’s gross premiums written, net premiums written and net premiums earned increased by 36%, 15% and 7%, respectively, for the three months ended June 30, 2006, when compared to the same period of 2005. The Company’s gross premiums written, net premiums written and net premiums earned increased by 32%, 12% and 6%, respectively, for the six months ended June 30, 2006, when compared to the same period of 2005.
     Premiums for each segment were as follows:
NYMAGIC Gross Premiums Written

By Segment	Six months ended June 30,			Three months ended June 30,
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)
Ocean marine	$55,120	$56,235	(2%)	$28,341	$27,870	2%
Inland marine/fire	10,717	11,906	(10%)	5,623	6,552	(14%)
Other liability	69,131	33,935	104%	38,249	18,734	104%

Subtotal	134,968	102,076	32%	72,213	53,156	36%
Runoff lines (Aircraft)	36	95	(62%)	19	8	138%

Total	$135,004	$102,171	32%	$72,232	$53,164	36%

NYMAGIC Net Premiums Written

By Segment	Six months ended June 30,			Three months ended June 30,
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)
Ocean marine	$41,576	$44,498	(7%)	$22,341	$22,273	0%
Inland marine/fire	3,689	3,855	(4%)	2,006	2,157	(7%)
Other liability	36,623	25,211	45%	19,379	13,784	41%

Subtotal	81,888	73,564	11%	43,726	38,214	14%
Runoff lines (Aircraft)	84	(60)	NM	103	(107)	NM

Total	$81,972	$73,504	12%	$43,829	$38,107	15%

NYMAGIC Net Premiums Earned

By Segment	Six months ended June 30,			Three months ended June 30,
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)
Ocean marine	$41,812	$43,866	(5%)	$21,750	$22,050	(1%)
Inland marine/fire	4,092	3,135	31%	2,102	1,674	26%
Other liability	30,449	25,407	20%	15,293	13,203	16%

Subtotal	76,353	72,408	5%	39,145	36,927	6%
Runoff lines (Aircraft)	84	(59)	NM	103	(105)	NM

Total	$76,437	$72,349	6%	$39,248	$36,822	7%

•	Ocean marine gross premiums written, net premiums written and net premiums earned for the first six months of 2006 decreased 2%, 7% and 5% respectively, when compared to the same period of 2005. Gross premiums in 2006 primarily reflected a volume decrease in the hull class of business due to a reduction in unprofitable accounts, which was partially offset by an increase in marine liability and energy premiums. Substantial rate increases were achieved in the energy class; however, rates in the other classes of marine business were generally flat when compared to the prior year’s first six months.

The excess of loss reinsurance market for the marine and energy line of business significantly tightened in 2006, resulting in increases in both reinsurance costs and net loss retentions ($5,000,000 per risk and $6,000,000 per occurrence) to the Company effective January 1, 2006. This compared to a net loss retention of $3,000,000 per risk or occurrence in 2005. As a result of the tightening in the reinsurance market, the Company excluded energy business with exposures in the Gulf of Mexico from its ocean marine reinsurance program for 2006. However, the Company purchased quota share reinsurance protection for this portion of its energy business to reduce the potential impact of future catastrophe losses to the Company. The Company also monitors its overall concentration of rig exposures in the Gulf of Mexico, which has resulted in a reduction in policy count in 2006. Further contributing to the reduction in net premiums written and net premiums earned in the first six months of 2006 were approximately $700,000 in additional reinsurance reinstatement costs resulting from an increase in ceded losses incurred in 2006 from hurricanes Katrina and Rita.
Ocean marine gross premiums written increased by 2% during the second quarter of 2006 when compared to the same period of the prior year. Net premiums written were flat when compared to the second quarter of 2005 and net premiums earned decreased by 1% when compared to the same period of the prior year. The 2006 second quarter reflected an increase in marine liability premiums due to increased production and favorable pricing, which was partially offset by a decrease in hull premium production as a result of not renewing certain unprofitable accounts. Net premiums written reflected additional ceded premium in 2006 arising from the quota share treaty on energy premiums and larger costs of excess of loss reinsurance.

•	Inland marine/fire gross premiums written and net premiums written for the six months ended June 30, 2006 decreased by 10% and 4%, respectively, when compared to the same period of 2005. Net premiums earned for the six months ended June 30, 2006 increased by 31% when compared to the same period of 2005. Gross and net writings in 2006 reflect mildly lower market rates when compared to 2005, and declines in production in certain property risks, which were partially offset by increased production in the motor truck cargo and surety classes. The increase in net premiums earned in 2006 reflected volume increases achieved in the prior year.

Inland marine/fire gross premiums written and net premiums written for the three months ended June 30, 2006 decreased by 14% and 7%, respectively, when compared to the same period of 2005. Net premiums earned for the three months ended June 30, 2006 increased by 26% when compared to the same period of 2005. Gross and net writings during the second quarter of 2006 reflect mildly lower market rates when compared to the same period in 2005 and declines in production in certain property risks. The decrease was partially offset by increased production in the motor truck cargo class. The increase in net premiums earned in 2006 reflected volume increases achieved in the prior year.

•	Other liability gross premiums written, net premiums written and net premiums earned for the six months ended June 30, 2006 rose by 104%, 45% and 20%, respectively, when compared to the same period in 2005. The increase in gross and net premiums written is primarily the result of providing higher gross and net limits on renewals of the Company’s existing inforce excess workers’ compensation policies. Gross and net written premiums in the excess workers’ compensation class increased to $34.9 million and $9.0 million, respectively, in the first six months of 2006 from $5.8 million and $2.9 million, respectively, in the same period of 2005. Volume increases from existing classes (professional liability and contractors’ liability) were also achieved in the first six months of 2006 when compared to the same period of 2005. Premium rates in these classes during the first six months of 2006 were comparable to the same period in 2005.

Other liability gross premiums written, net premiums written and net premiums earned for the three months ended June 30, 2006 rose by 104%, 41% and 16%, respectively, when compared to the same period in 2005. The increase in gross and net premiums written is primarily the result of providing higher gross and net limits on renewals of the Company’s existing inforce excess workers’ compensation policies. Gross and net written premiums in the excess workers’ compensation class increased to $19.0 million and $5.1 million, respectively, in the second quarter of 2006 from $3.6 million and $1.8 million, respectively, in the same period of 2005. Volume increases from existing classes (professional liability and contractors’ liability) were also achieved in the second quarter of 2006 when compared to the same period of 2005. Premium rates in these classes during the second quarter of 2006 were comparable to the same period in 2005.
     Net losses and loss adjustment expenses incurred as a percentage of net premiums earned (the loss ratio) were 56.6% for the three months ended June 30, 2006 as compared to 55.9% for the same period of 2005. The loss ratio was 56.4% for the six months ended June 30, 2006 as compared to 56.8% for the same period of 2005. The Company reported lower loss ratios in the ocean marine and other liability lines of business for the six months ended June 30, 2006 when compared to the same period of 2005 as a result of lower than expected amounts for the current accident year incurred losses. The ocean marine loss ratio also improved as a result of the non-renewal of certain unprofitable hull business. The inland marine/fire loss ratio increased in 2006, reflecting a higher frequency of severity on claims occurring in the current accident year. In particular, the second quarter of 2006 loss ratio reflected larger losses from the surety class. The other liability loss ratio for the three months ended June 30, 2006 was consistent with the loss ratio reported in for the same period in 2005. The Company reported favorable development of prior year loss reserves of $4.8 million and $3.2 million during the first six months of 2006 and 2005, respectively, as a result of favorable reported loss trends arising from the ocean marine line of business.

     Policy acquisition costs as a percentage of net premiums earned (the acquisition cost ratio) for the six months ended June 30, 2006 and June 30, 2005 were 20.7% and 20.9%, respectively. The acquisition cost ratio for the three months ended June 30, 2006 and June 30, 2005 was 20.2% and 20.4%, respectively. A decrease in the ocean marine acquisition cost ratio as a result of the override commission in the energy quota share reinsurance agreement, which became effective in 2006, accounted for the decline in the ratios.
     General and administrative expenses increased by 7% and 15%, respectively, for the six months ended June 30, 2006 and second quarter ended June 30, 2006 when compared to the same periods of 2005. Larger expenses were incurred in the first six months of 2006 to service the growth in the Company’s business operations, including administrative expenses resulting from the implementation of computer systems.
     The Company’s combined ratio (the loss ratio, the acquisition cost ratio and general and administrative expenses divided by net premiums earned) was 96.5% for the six months ended June 30, 2006 as compared with 96.9% for the same period of 2005.The Company’s combined ratio was 96.3% for the three months ended June 30, 2006 as compared with 94.3% for the same period of 2005.
     Interest expense of $3.4 million and $1.7 million, respectively, for the six and three months ended June 30, 2006 were comparable to the same periods of 2005.
     Net investment income for the six months ended June 30, 2006 increased by 59% to $21.5 million from $13.5 million in the same period of 2005. The increase achieved for the six months ended June 30, 2006 reflected stronger returns from the limited partnership hedge fund portfolio, larger trading portfolio income and higher investment yields on both of the fixed maturity available for sale and short-term investment portfolios. Included in the larger trading portfolio income for the six months ended June 30, 2006 was income from Tiptree of $2.8 million as compared to $2.1 million for the same period of 2005. The increase in Tiptree income was attributable to greater amounts of interest income and fees earned on increased CDO activities. Trading portfolio income also included $1.4 million from investments in US Treasuries, as compared to none for the same period of 2005.
     Net investment income for the three months ended June 30, 2006 increased by 38% to $9.6 million from $6.9 million in the same period of 2005. The increase reflected larger trading portfolio income and higher investment yields on both of the fixed maturity available for sale and short-term investment portfolios. Trading portfolio income also included $1.4 million from investments in US Treasuries, as compared to none for the same period of 2005.
     Investment income, net of investment fees, from each major category of investments was as follows:

	Six months ended		Three months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in millions)
Fixed maturities, available for sale	$5.6	$3.2	$2.5	$1.8
Fixed maturities, trading securities	8.2	4.1	5.4	3.6
Short-term investments	3.5	2.7	2.1	0.8
Equity in earnings of limited partnerships	6.4	5.5	0.6	1.8

Total investment income	23.7	15.5	10.6	8.0
Investment expenses	(2.2)	(2.0)	(1.0)	(1.1)

Net investment income	$21.5	$13.5	$9.6	$6.9

     As of June 30, 2006 and 2005 investments in limited partnerships amounted to approximately $154.5 million and $177.8 million, respectively. The equity method of accounting is used to account for the Company’s limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership hedge fund to results of operations.
     As of June 30, 2006 and 2005 investments in the trading portfolio amounted to approximately $263.1 million and $56.1 million, respectively. Net investment income for the six months ended June 30, 2006 and 2005 reflected approximately $8.2 million and $4.1 million, respectively, derived from trading portfolio activities before investment expenses. These activities primarily include the trading of CDOs and US Treasury securities. The Company’s trading portfolio is marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of trading securities are also recognized in net investment income.

     As a result of the accounting treatment of its limited partnerships and trading portfolio, the Company’s investment income results may be volatile. If the Company invests a greater percentage of its investment portfolio in limited partnership hedge funds, and/or if the fair value of trading securities held varies significantly during different periods, there may also be a greater volatility associated with the Company’s investment income.
     Commission and other income increased to $540,000 for the six months ended June 30, 2006 from $455,000 for the same period in the prior year. Commission and other income decreased to $238,000 for the three months ended June 30, 2006 from $444,000 for the same period in the prior year. Commission income for the six and three months ended June 30, 2006 and 2005 generally reflected profit commissions derived from ceded reinsurance in the ocean marine class of business.
     Net realized investment losses were $161,000 for the three months ended June 30, 2006 as compared to net realized investment losses of $191,000 for the same period in the prior year. Net realized investment losses were $63,000 for the six months ended June 30, 2006 as compared to net realized investment losses of $191,000 for the same period in the prior year. Write-downs from other-than-temporary declines in the fair value of securities amounted to $98,000 and $99,000 for the six months ended June 30, 2006 and 2005, respectively.
     Total income taxes as a percentage of income before taxes were 34.9% and 35.0%, respectively, for the six months ended June 30, 2006 and June 30, 2005.
Liquidity and Capital Resources
     Cash and total investments (including receivable for securities sold and payable for securities purchased) decreased from $666.4 million at December 31, 2005 to $653.3 million at June 30, 2006, principally as a result of both payments of losses and reinstatement reinsurance premiums made on prior year hurricane losses. The level of cash and short-term investments of $140.7 million at June 30, 2006 reflected the Company’s high liquidity position.
     Cash flows used in operating activities were $76.6 million for the six months ended June 30, 2006 as compared to cash flows used in operating activities of $11.4 million for the same period of 2005. Trading portfolio activities of $58.8 million and $38.4 million adversely affected cash flows for the six months ended June 30, 2006 and 2005, respectively. Trading portfolio activities include the purchase and sale of CDO securities and certain other investments. As the Company’s trading portfolio balance may fluctuate significantly from period to period, cash flows from operating activities may also be significantly impacted by such trading activities. Contributing to a reduction in operating cash flows for the first six months of 2006 were a greater amount of paid losses and reinstatement reinsurance premiums, due in part to hurricane losses occurring in 2005 and partly due to payments on asbestos related losses.
     Cash flows provided by investing activities were $192.1 million and $32.0 million for the six months ended June 30, 2006 and 2005, respectively. The six months ended June 30, 2006 reflected larger amounts of sales of fixed maturities available for sale to fund trading portfolio activities. The cash flows for each year were favorably impacted by the net sale of short-term investments.
     Cash flows provided by financing activities were $676,000 for the six months ended June 30, 2006 as compared to cash flows used in financing activities of $27.5 million for the six months ended June 30, 2005. Contributing to the use of cash flows in financing activities during 2005 was the repurchase of the Company’s common stock. In a transaction separate from its common stock repurchase plan, on January 7, 2005 the Company purchased from certain of its shareholders a total of 1,092,735 shares of the Company’s common stock at $24.80 per share, or approximately $27.1 million. There were no repurchases of the Company’s common stock made in 2006.
     On February 22, 2006, the Company declared a dividend of six (6) cents per share to shareholders of record on March 31, 2006, payable on April 5, 2006. On May 24, 2006, the Company declared a dividend of eight (8) cents per share to shareholders of record on June 30, 2006, payable on July 6, 2006. On February 22, 2005, the Company declared a dividend of six (6) cents per share to shareholders of record on March 31, 2005, payable on April 6, 2005. On May 25, 2005, the Company declared a dividend of six (6) cents per share to shareholders of record on June 30, 2005, payable on July 7, 2005.
     New York Marine declared ordinary dividends to the Company of $8,000,000 and $6,000,000 during the first six months of 2006 and 2005, respectively.
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
     During the first six months of 2006, under the Amended and Restated 2004 Long-Term Incentive Plan, the Company granted 7,123 deferred share units to non-management directors, 43,000 shares of restricted stock or restricted share units to certain officers and directors, and up to 36,000 performance share units to the Chief Executive Officer amounting to a total compensation expense of $671,391 for the six months ended June 30, 2006. The Company granted a total of 21,000 shares of common stock as unrestricted share awards to certain officers and directors of the Company for a total compensation expense of $496,584 for the six months ended June 30, 2005. The Company also granted 8,679 deferred share units to non-management directors in 2005 for a total expense of approximately $184,000. There were no unrestricted share awards granted for the six months ended June 30, 2006.

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
     Premiums and other receivables, net increased to $59.6 million as of June 30, 2006 from $25.3 million as of December 31, 2005 primarily as a result of an increase in gross premiums written in the excess workers compensation class, of which a substantial portion of the writings are not yet billable to the insureds. In addition, increases occurred in amounts owed by the MMO pool member companies.
     Reserve for unearned premiums increased to $107.9 million as of June 30, 2006 from $83.2 million as of December 31, 2005 primarily as a result of the increase in gross premiums written in the other liability line of business.
     Unpaid losses and loss adjustment expenses increased to $595.2 million at June 30, 2006 from $588.9 million at December 31, 2005. Reinsurance receivables on unpaid losses, net increased to $303.8 million at June 30, 2006 from $299.6 million at December 31, 2005. These increases were primarily due to increases in loss reserves in the professional liability and excess workers compensation classes as a result of the growth in premiums earned.
     Ceded reinsurance payable increased to $51.7 million at June 30, 2006 from $35.7 million at December 31, 2005 and prepaid reinsurance premiums increased to $41.3 million at June 30, 2006 from $22.2 million at December 31, 2005 mainly as a result of additional ceded premiums in the energy class in the ocean marine line and the excess workers compensation class of the other liability line.
     Other liabilities declined to $25.4 million at June 30, 2006 from $33.8 million at December 31, 2005 primarily as a result of payments for amounts owed to the MMO pool member companies.
     Other assets increased to $9.5 million at June 30, 2006 from $7.3 million at December 31, 2005 primarily as a result of amounts due from the investment manager of Tiptree for fee income.
Investments
     The following table summarizes our investments at June 30, 2006 and December 31, 2005:

	June 30, 2006	Percent	December 31, 2005	Percent
Fixed Maturities Available for Sale (Fair Value):
U.S. Treasury Securities	$10,785,888	1.66%	$10,391,615	1.67%
Municipalities	7,786,420	1.20%	7,804,938	1.25%
Corporate Bonds	72,946,048	11.23%	231,751,734	37.24%

Subtotal	$91,518,356	14.09%	$249,948,287	40.16%

Trading Securities (Fair Value)
Collateralized Debt Obligations	$73,592,064	11.32%	128,348,213	20.62%
U.S. Treasury Securities	$189,546,881	29.17%	—	0.00%

Total Fixed Maturities and Trading Portfolio	$354,657,301	54.58%	$378,296,500	60.78%

Cash and Short-term Investments (at Cost)	140,695,168	21.65%	104,516,979	16.79%

Total Fixed Maturities, Cash and Short-term Investments	$495,352,469	76.23%	$482,813,479	77.57%

Limited Partnership Hedge Funds (at Equity)	154,495,481	23.77%	139,590,758	22.43%

Total Investment Portfolio	$649,847,950	100.00%	$622,404,237	100.00%
     As of June 30, 2006, 88% of the fair value of our fixed maturities and short-term investment portfolio was in obligations rated “Baa3” or better by Moody’s or its equivalent Standard & Poor’s rating.

Unpaid losses and loss adjustment expenses
     Unpaid losses and loss adjustment expenses for each segment were as follows:

	June 30, 2006		December 31, 2005
	Gross	Net	Gross	Net
	(in thousands)		(in thousands)
Ocean marine	$236,678	$129,120	$243,033	$133,000
Inland marine/fire	29,038	8,666	27,624	8,361
Other liability	184,147	119,024	172,197	110,756
Runoff lines (Aircraft)	145,332	34,605	146,011	37,100

Total	$595,195	$291,415	$588,865	$289,217

     During 2001, the Company recorded losses and reinstatement premium expenses in its aircraft line of business as a result of the terrorist attacks of September 11, 2001 on the World Trade Center, the Pentagon and the hijacked airliner that crashed in Pennsylvania (collectively the “WTC attack”). The ultimate gross and net liability for unpaid losses resulting from the WTC attack represent the estimated ultimate costs of all incurred claims and claim adjustment expenses. Since the gross liability and related reinsurance recoverables are based on estimates, the ultimate liability may change from the amount provided currently depending upon revisions in gross loss estimates and the interpretation as to the number of occurrences involved in the WTC attack as defined in the aircraft ceded reinsurance treaties. To the extent that reinsurance recoverables change, reinstatement premiums may either increase or decrease. In 2004, the Company became aware of additional information that allowed a reduction in loss reserves relating to the terrorist attacks of September 11, 2001 on the Pentagon and the hijacked airliner that crashed in Pennsylvania. This amounted to a reduction of $16.3 million and $8.3 million in gross and net loss reserves, respectively, to the Company. Since December 31, 2005, there have been no significant changes in the gross or net incurred loss relating to the WTC attack.
     The loss settlement period for payment of insurance claims may be many years, and during this period it often becomes necessary to adjust the estimate of liability on a claim either upward or downward. The classes of marine, aircraft and non-marine liability insurance written by the Company include liability classes which historically have had longer periods of time between occurrence of an insurable event, reporting of the claim to the Company and final settlement. In such cases, the Company is forced to estimate reserves with the possibility of making several adjustments to reserves during this time period. Other classes of insurance, such as property and claims-made non-marine liability, historically have had shorter periods of time between occurrence of an insurable event, reporting of the claim to the Company and final settlement. The reserves with respect to such classes are less likely to be readjusted. As the Company increases its production in the other liability line of business, there may be changes in the level of loss reserves that the Company carries depending upon the ultimate payout pattern of these losses. Our professional liability class is written on a claims-made basis and other sources of new production (i.e. excess workers compensation) are derived from liability classes written on an occurrence basis. Loss reserves arising from these other liability classes are likely to be paid over a greater number of years than loss reserves arising from property classes. Therefore, depending on the level of writings achieved in each of these classes, the overall level of loss reserves carried may vary at the end of any reporting period.
     The Company recorded losses in 2005 from its exposure to offshore oil rigs, watercraft and cargo interests as a result of hurricanes Katrina and Rita. The ultimate gross and net losses resulting from these catastrophes, as well as the reinsurance recoveries attributable to them and applicable reinstatement premium costs, are based upon the Company’s best estimate derived from an evaluation of claims notices received and a review of historic loss development. The low frequency and high severity of the risks we insure make it difficult to assess the adequacy of such loss reserves. As such, the Company’s ultimate liability may change from the amount provided currently. For the three and six months ended June 30, 2006, the Company incurred adverse ceded loss development relating to the hurricanes of $2.3 million and $9.7 million, respectively. The increase in ceded incurred losses resulted in the Company incurring an additional $0 and $700,000 in reinstatement costs for the three and six months ended June 30, 2006, respectively. If these reserves or reinstatement premium costs are insufficient to cover our actual losses and loss adjustment expenses, we would have to augment our liabilities and incur a charge to our earnings. These charges could be material.
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
     Unpaid losses and loss adjustment expenses are based on individual case estimates for losses reported. A provision is also included, based on actuarial estimates utilizing historical trends in the frequency and severity of paid and reported claims, for losses incurred but not reported, salvage and subrogation recoveries and for loss adjustment expenses. Unpaid losses with respect to asbestos/environmental risks are difficult for management to estimate and require considerable judgment due to the uncertainty regarding the significant issues surrounding such claims. Unpaid losses with respect to catastrophe losses, such as hurricanes Katrina and Rita, are also difficult to estimate due to the high severity of the risks we insure. Unpaid losses and loss adjustment expenses amounted to $595.2 million and $588.9 million at June 30, 2006 and December 31, 2005, respectively. Unpaid losses and loss adjustment expenses, net of reinsurance amounted to $291.4 million and $289.2 million at June 30, 2006 and December 31, 2005, respectively. Management continually reviews and updates the estimates for unpaid losses, and any changes resulting therefrom are reflected in operating results currently. The potential for future adverse or favorable loss development is highly uncertain and subject to a variety of factors including, but not limited to, court decisions, legislative actions and inflation.
     The allowance for doubtful accounts is based on management’s review of amounts due from insolvent or financially impaired companies. Allowances are estimated for both premium receivables and reinsurance receivables. Management continually reviews and updates such estimates for any changes in the financial status of companies. The allowance for doubtful accounts for both premiums and reinsurance receivables amounted to $14.8 million and $17.0 million at June 30, 2006 and December 31, 2005, respectively.
     Impairment of investments, included in realized investment gains or losses, results from declines in the fair value of investments which are considered by management to be other-than-temporary. Management reviews investments for impairment based upon specific criteria that include the duration and extent of declines in fair value of the security below its cost or amortized cost. The Company performs a qualitative and quantitative review of all securities in a loss position in order to determine if any impairment is considered to be other-than-temporary. With respect to fixed income investments, declines in fair value of less than 10% are normally considered to be temporary, unless the fixed income security has been downgraded at least two levels by a major rating agency. Additionally, the Company reviews those securities held for six months or more, with fair value declines of greater than 10% at the end of each reporting period. The Company also reviews all securities with any rating agency declines during the reporting period. As a result of this review, the Company will record an impairment charge to earnings if the fair value decline is greater than 20%, if the fixed income security has been downgraded at least two levels by a major rating agency, or if the fair value decline is greater than 10% and the security has been downgraded one level by a major rating agency. This review includes considering the effect of rising interest rates and the Company’s intent and ability to hold impaired securities in the foreseeable future to recoup any losses. In addition to subjecting its securities to the objective tests of percent declines in fair value and downgrades by major rating agencies, when it determines whether declines in the fair value of its securities are other-than-temporary, the Company also considers the facts and circumstances that may have caused the declines in the value of such securities. As to any specific security, it may consider general market conditions, changes in interest rates, adverse changes in the regulatory environment of the issuer, the duration for which the Company expects to hold the security and the length of any forecasted recovery. Approximately $98,000 and $99,000 were charged to results from operations for the six months ended June 30, 2006 and 2005, respectively, resulting from fair value declines considered to be other-than-temporary. Gross unrealized gains and losses on fixed maturity investments available for sale amounted to approximately $0.1 million and $1.1 million, respectively, at June 30, 2006. The Company believes these unrealized losses to be temporary and result from changes in market conditions, including interest rates or sector spreads.
     The Company utilizes the equity method of accounting to account for its limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership to net investment income in results of operations. Net investment income derived from investments in limited partnerships amounted to $6.4 million and $5.5 million for the six months ended June 30, 2006 and 2005, respectively. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” with respect to market risks associated with investments in limited partnership hedge funds.

     The Company maintained a trading portfolio at June 30, 2006 consisting of CDOs and US treasury securities. These investments are marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of such securities are also recognized in net investment income. The Company recorded $8.2 million and $4.1 million in net trading portfolio income before expenses for the six months ended June 30, 2006 and 2005, respectively. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” with respect to market risks associated with investments in CDOs.
     Reinsurance reinstatement premiums are recorded, as a result of losses incurred by the Company, in accordance with the provisions of our reinsurance contracts. Upon the occurrence of a large severity or catastrophe loss, the Company may be obligated to pay additional reinstatement premiums under its excess of loss reinsurance treaties up to the amount of the original premium paid under such treaties. Reinsurance reinstatement premiums incurred for the six months ended June 30, 2006 and 2005 were $.7 million and $.2 million, respectively.
     From January 1, 2003 to December 31, 2005, the Company accounted for stock based compensation using Statement of Financial Accounting Standards No. 123 “Accounting for Awards of Stock Based Compensation to Employees” prospectively for all awards granted, modified or settled after January 1, 2003.
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”) using the modified prospective method. SFAS 123R establishes standards for the accounting for transactions that involve stock based compensation. SFAS 123R requires that compensation costs be recognized for the fair value of all share options over their vesting period, including the cost related to the unvested portion of all outstanding share options as of December 31, 2005. The cumulative effect of the adoption of SFAS 123R was not material. The Company recorded approximately $229,000 as additional compensation cost in results from operations for the six months ended June 30, 2006 relating to the adoption of accounting for stock based compensation under SFAS 123R. As of June 30, 2006, the total compensation cost related to unvested awards not yet recognized in the financial statements was approximately $113,000, and is expected to be recognized in the financial statements over the remainder of 2006. During the first six months of 2006, under the Amended and Restated 2004 Long-Term Incentive Plan, the Company granted 7,123 deferred share units to non-management directors, 43,000 shares of restricted stock or restricted share units to certain officers and directors, and up to 36,000 performance share units to the Chief Executive Officer amounting to a total compensation expense of $671,391 for the six months ended June 30, 2006.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The investment portfolio has exposure to market risks, which include the effect on the portfolio of adverse changes in interest rates, credit quality, hedge fund values, and CDO values. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Hedge fund risk includes the potential loss from the diminution in the value of the underlying investment of the hedge fund. CDO risk includes exposure to the private placement market including its lack of liquidity and volatility in changes in market prices. The only significant change to the Company’s exposure to market risks during the six months ended June 30, 2006 as compared to those disclosed in the Company’s financial statements for the year ended December 31, 2005 related to the level of investments in CDO securities and the exposure to changes in interest rate risk on the fair value of fixed income investments. The investment in CDO securities amounted to $73.6 million and $128.3 million as of June 30, 2006 and December 31, 2005, respectively.
     The Company invests in CDOs, which are private placements. The fair value of each security is provided by securities dealers. The markets for these types of securities can be illiquid and, therefore, the price obtained from dealers on these securities is subject to change, depending upon the underlying market conditions of these securities, including the potential for downgrades or defaults on the underlying collateral of the security. The Company seeks to mitigate market risk associated with such investments by maintaining a diversified portfolio of such securities that limits the concentration of investment in any one issuer. The largest single investment made by the Company in such securities amounted to $8.0 million at June 30, 2006.
     The Company purchased $100 million and $90 million of 10-year and 30-year US Treasury notes, respectively, during the second quarter of 2006 for placement in its trading portfolio. As of June 30, 2006, the unrealized gain of $1.4 million on these investments was included in investment income. The Company intends to hold such securities for a short period in order to mitigate the interest rate risk associated with these purchases as well as seek favorable investment returns.
     The Company maintains an investment in a limited partnership hedge fund, (Tiptree), that invests in CDOs, CRS securities and other structured product securities that are structured, managed or advised by a Mariner affiliated company. This investment is consolidated in the Company’s financial statements. CDOs and CRSs are purchased by various broker dealers. Such purchases are then repackaged and sold to investors within a relatively short time period, normally within a few months. Tiptree shares in the fees earned by the Mariner affiliated company for servicing these arrangements. Tiptree also provides a margin account to collateralize the market risk of the purchases made by the dealers under these agreements until the arrangement is completed. Tiptree has provided $3.5 million in cash as of June 30, 2006 to collateralize purchases made by the dealers. Management expects that only under remote circumstances would the margin account be drawn by the dealer to secure losses. Many of the securities purchased are investment grade floating rate securities and large unrealized losses are not normally expected to occur. The Company seeks to mitigate market risk associated with such investments by concentrating on investment grade, floating rate securities with the risk of loss being limited to the cash held in the margin accounts.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None

Item 4. Submission of Matters to a Vote of Security Holders
The Company held its 2006 annual meeting of shareholders on May 24, 2006. The following matters were voted upon by the Company’s shareholders:
1) Directors. The following persons were elected as Directors of the Board of Directors, each to hold office until the next annual meeting of shareholders to be held in 2007.

	Total votes for	Total votes withheld
	each director	for each director
John R. Anderson	6,851,584	76,855
Glenn Angiolillo	6,826,584	101,855
John T. Baily	6,782,283	146,156
David E. Hoffman	6,826,584	101,855
A. George Kallop	6,714,705	213,734
William J. Michaelcheck	6,759,016	169,423
William D. Shaw Jr.	6,714,705	213,734
Robert G. Simses	6,759,016	169,423
George R. Trumbull, III	6,714,705	213,734
Glenn R. Yanoff	6,783,994	144,445
David W. Young	6,826,594	101,845
2) Ratification of Independent Public Accountants. KPMG LLP were ratified as the Company’s independent public accountants for the Company’s fiscal year ending December 31, 2006.

FOR	AGAINST	ABSTAIN
6,864,490	63,950	0
Item 5. Other Information
     None
Item 6. Exhibits

3.1	Charter of NYMAGIC, INC. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 16, 2003 (File No. 1-11238) and incorporated herein by reference).

3.2	Amended and Restated By-Laws. (filed as Exhibit 3.3 of the Registrant’s Current Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-11238) and incorporated herein by reference).

*31.1	Certification of A. George Kallop, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of A. George Kallop, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NYMAGIC, INC. (Registrant)
Date: August 8, 2006	/s/ A. George Kallop
A. George Kallop
President and Chief Executive Officer

Date: August 8, 2006	/s/ Thomas J. Iacopelli
Thomas J. Iacopelli
Chief Financial Officer