Form 10-Q
period 2006-09-30
NYMAGIC INC
filed 2006-11-09
CIK 847431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2006

[Common Stock, $1.00 par value per share]	8,837,963 shares

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
	(unaudited)
ASSETS
Investments:
Fixed maturities:
Available for sale at fair value (amortized cost $314,039,882 and $250,823,908)	$313,604,526	$249,948,287
Trading at fair value (cost $17,428,994 and $129,080,354)	17,506,471	128,348,213
Limited partnerships at equity (cost $135,935,828and $132,766,329)	168,814,162	139,590,758
Short-term investments	65,000	79,991,691
Cash and cash equivalents	157,136,794	24,525,288

Total cash and investments	657,126,953	622,404,237

Accrued investment income	2,862,299	2,836,252
Premiums and other receivables, net	40,922,087	25,332,633
Receivable for securities sold	12,525,320	53,012,108
Reinsurance receivables on unpaid losses, net	295,044,176	299,647,802
Reinsurance receivables on paid losses, net	34,472,143	28,039,284
Deferred policy acquisition costs	13,313,694	11,991,728
Prepaid reinsurance premiums	35,242,135	22,193,428
Deferred income taxes	9,882,196	9,386,682
Property, improvements and equipment, net	9,887,067	8,258,390
Other assets	6,874,275	7,316,256

Total assets	$1,118,152,345	$1,090,418,800

LIABILITIES
Unpaid losses and loss adjustment expenses	$584,022,493	$588,865,149
Reserve for unearned premiums	100,793,384	83,237,991
Ceded reinsurance payable	44,825,765	35,728,345
Notes payable	100,000,000	100,000,000
Payable for securities purchased	—	9,000,000
Dividends payable	776,225	536,520
Other liabilities	25,012,079	33,766,669

Total liabilities	855,429,946	851,134,674

SHAREHOLDERS’ EQUITY
Common stock	15,485,340	15,415,790
Paid-in capital	41,324,855	38,683,462
Accumulated other comprehensive (loss)	(282,983)	(569,153)
Retained earnings	279,456,188	259,015,028

	335,983,400	312,545,127
Treasury Stock, at cost, 6,647,377 and 6,647,377 shares	(73,261,001)	(73,261,001)

Total shareholders’ equity	262,722,399	239,284,126

Total liabilities and shareholders’ equity	$1,118,152,345	$1,090,418,800

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Nine months ended September 30,
	2006	2005

Revenues:
Net premiums earned	$111,553,861	$95,486,732
Net investment income	34,789,959	25,301,278
Net realized investment losses	(354,403)	(257,174)
Commission and other income	830,080	1,408,703

Total revenues	146,819,497	121,939,539

Expenses:
Net losses and loss adjustment expenses incurred	62,841,227	69,987,613
Policy acquisition expenses	22,441,437	22,222,611
General and administrative expenses	22,804,838	20,025,934
Interest expense	5,024,413	5,009,582

Total expenses	113,111,915	117,245,740

Income before income taxes	33,707,582	4,693,799
Income tax provision:
Current	11,917,712	950,381
Deferred	(649,606)	698,011

Total income tax expense	11,268,106	1,648,392

Net income	$22,439,476	$3,045,407

Weighted average number of shares of common stock outstanding-basic	8,795,623	8,728,351

Basic earnings per share	$2.55	$.35

Weighted average number of shares of common stock outstanding-diluted	9,147,800	8,878,511

Diluted earnings per share	$2.45	$.34

Dividends declared per share	$.22	$.18

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended September 30,
	2006	2005

Revenues:
Net premiums earned	$35,116,598	$23,137,965
Net investment income	13,279,413	11,754,740
Net realized investment losses	(291,506)	(66,176)
Commission and other income	289,666	953,287

Total revenues	48,394,171	35,779,816

Expenses:
Net losses and loss adjustment expenses incurred	19,729,516	28,896,211
Policy acquisition expenses	6,586,177	7,107,150
General and administrative expenses	7,999,688	6,147,480
Interest expense	1,672,945	1,669,825

Total expenses	35,988,326	43,820,666

Income before income taxes	12,405,845	(8,040,850)
Income tax provision:
Current	4,821,583	(3,518,415)
Deferred	(993,458)	707,729

Total income tax expense	3,828,125	(2,810,686)

Net income	$8,577,720	$(5,230,164)

Weighted average number of shares of common stock outstanding-basic	8,814,177	8,715,525

Basic earnings per share	$.97	$(.60)

Weighted average number of shares of common stock outstanding-diluted	9,216,353	8,715,525

Diluted earnings per share	$.93	$(.60)

Dividends declared per share	$.08	$.06
The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows used in operating activities:
Net income	$22,439,476	$3,045,407

Adjustments to reconcile net income to net cash used in operating activities:
Provision for deferred taxes	(649,606)	698,011
Net realized investment losses	354,403	257,174
Equity in earnings of limited partnerships	(9,260,806)	(13,507,425)
Net bond amortization	204,752	(215,066)
Depreciation and other, net	691,550	498,591
Changes in:
Premiums and other receivables	(15,589,454)	14,810,872
Reinsurance receivables paid and unpaid, net	(1,829,233)	(68,370,036)
Ceded reinsurance payable	9,097,420	12,049,229
Accrued investment income	(36,234)	36,983
Deferred policy acquisition costs	(1,321,966)	246,559
Prepaid reinsurance premiums	(13,048,707)	(1,776,381)
Other assets	(1,364,706)	(6,732,736)
Unpaid losses and loss adjustment expenses	(4,842,656)	97,496,620
Reserve for unearned premiums	17,555,393	3,149,293
Other liabilities	(8,006,695)	(4,211,832)
Trading portfolio activities	92,257,142	(39,263,934)

Total adjustments	64,210,597	(4,834,078)

Net cash provided by (used in) operating activities	86,650,073	(1,788,671)

Cash flows from investing activities:
Fixed maturities acquired	(263,565,107)	(171,582,193)
Limited partnerships acquired	(31,820,000)	(4,900,000)
Deconsolidation of investment in Tricadia limited partnership	(6,940,528)	—
Fixed maturities sold	192,330,727	76,253,624
Fixed maturities matured	7,425,000	—
Net sale of short-term investments	79,960,938	104,184,887
Limited partnerships sold	38,451,509	22,109,125
Receivable for securities not yet settled	40,486,788	1,284,855
Payable for securities not yet settled	(9,000,000)	—
Acquisition of property and equipment, net	(2,320,226)	(2,480,890)

Net cash provided by investing activities	45,009,101	24,869,408

Cash flows from financing activities:
Proceeds from stock issuance and other	2,710,943	1,234,425
Cash dividends paid to stockholders	(1,758,611)	(1,630,729)
Net purchase of treasury shares	—	(27,099,828)

Net cash provided by (used in) financing activities	952,332	(27,496,132)

Net increase (decrease) in cash	132,611,506	(4,415,395)
Cash at beginning of period	24,525,288	11,855,146

Cash at end of period	$157,136,794	$7,439,751

Supplemental disclosures:
Interest paid	$6,508,337	$6,500,000
Federal income tax paid	$7,937,832	$6,067,038
The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2006 and 2005
1)	The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary for a fair presentation of results for such periods. Adjustments to financial statements consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2)	The Company’s subsidiaries include three insurance companies and three insurance agencies. These subsidiaries underwrite commercial insurance in three major lines of business. The Company considers ocean marine, inland marine/fire and other liability as appropriate segments for purposes of evaluating the Company’s overall performance. A final segment includes the runoff operations in the aircraft business. The Company ceased writing any new policies covering aircraft risks subsequent to March 31, 2002.

In 2003, the Company obtained an interest in substantially all of a limited partnership hedge fund, Mariner Tiptree (CDO) Fund I, L.P. (“Tiptree”), that invested in Collateralized Debt Obligations (CDO) securities, Credit Related Structured Product (CRS) securities and other structured product. The investment in Tiptree was previously consolidated in the Company’s financial statements. On August 18, 2006, the Company entered into an Amended and Restated Limited Partnership Agreement of Tricadia CDO Fund, L.P. (“Tricadia”), effective as of August 1, 2006, with Tricadia Capital, LLC, the general partner, and the limited partners named therein (the “Amended Agreement”) to amend and restate the Limited Partnership Agreement of Mariner Tiptree (CDO) Fund I, L.P. entered into in 2003 (the “Original Agreement”). The Amended Agreement changed the name of the partnership, amended and restated in its entirety the Original Agreement and provides for the continuation of the partnership under applicable law upon the terms and conditions of the Amended Agreement. The Amended Agreement, among other items, substantially changed the fee income structure as well as provides for the potential conversion of limited partnership interests to equity interests. The fee income was changed in the Amended Agreement from 50% of the fee received by the investment manager in connection with the management of CDOs in Tricadia to a percentage equal to the pro-rata portion of the CDO equity interest held by Tricadia, however, in no event should the fee be less than 12.5%. The Amended Agreement also provided for an additional CDO fee to be determined based upon the management fees earned by the investment manager. As a result of these substantive changes to the Original Agreement, the Company has effectively deconsolidated Tricadia, formerly known as Tiptree, from its financial statements as of August 1, 2006 and has included Tricadia as a limited partnership investment at equity in the financial statements as of September 30, 2006.

As of the date of the Tricadia deconsolidation, reclassification adjustments to the Trading, Limited partnership, Cash and cash equivalents, Accrued investment income, Other assets and the Other liabilities financial statement captions as disclosed on the Company’s balance sheet amounted to $18,584,600, $26,594,107, $6,940,528, $10,187, $1,806,687 and $747,895, respectively. Trading portfolio activities in 2006 include cash flows of $18,584,600 million resulting from the effect of deconsolidation of the Tricadia limited partnership investment. Approximately $6,940,528 in uses of cash flows in 2006 resulted from the effect of deconsolidation of the Tricadia limited partnership investment. The deconsolidation had no impact on the Company’s Statement of Income for either the nine or three month period.

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

	Nine months ended September 30,
	2006		2005
	(in thousands)
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)

Ocean marine	$60,601	$24,673	$50,443	$1,118
Inland marine/fire	5,936	(358)	4,912	455
Other liability	45,396	3,185	40,400	1,823
Runoff lines (Aircraft)	139	(711)	817	965

Subtotal	112,072	26,789	96,572	4,361

Net investment income	34,790	34,790	25,301	25,301
Net realized investment losses	(355)	(355)	(257)	(257)
Other income	312	312	324	324
General and administrative expenses	—	(22,805)	—	(20,026)
Interest expense	—	(5,024)	—	(5,010)
Income tax expense	—	(11,268)	—	(1,648)

Total	$146,819	$22,439	$121,940	$3,045

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2006 and 2005

	Three months ended September 30,
	2006		2005
	(in thousands)
		Income	Income
	Revenues	(Loss)	Revenues	(Loss)

Ocean marine	$18,383	$7,845	$6,154	$(13,999)
Inland marine/fire	1,844	48	1,776	(258)
Other liability	14,947	1,736	14,993	1,093
Runoff lines (Aircraft)	60	(710)	878	962

Subtotal	35,234	8,919	23,801	(12,202)

Net investment income	13,279	13,279	11,755	11,755
Net realized investment losses	(292)	(292)	(66)	(66)
Other income	173	173	290	290
General and administrative expenses	—	(8,000)	—	(6,148)
Interest expense	—	(1,673)	—	(1,670)
Income tax expense	—	(3,828)	—	2,811

Total	$48,394	$8,578	$35,780	$(5,230)

3)	The Company’s comparative comprehensive income is as follows:

	Nine months ended September 30,		Three months ended September 30,
	2006	2005	2006	2005
	(in thousands)

Net income (loss)	$22,439	$3,045	$8,578	$(5,230)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities, net of deferred tax (expense) benefit of ($30), $800, ($102) and $313	56	(1,486)	190	(581)
Less: reclassification adjustment for losses realized in net income, net of deferred tax benefit of $124, $90, $102 and $23	(230)	(167)	(189)	(43)

Other comprehensive income (loss)	286	(1,319)	379	(538)

Total comprehensive income (loss)	$22,725	$1,726	$8,957	$(5,768)

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2006 and 2005
4)	The Company maintains stock-based compensation plans for employees, directors and consultants. With the exception of unrestricted stock which immediately vests, awards under the Company’s plans generally vest over periods ranging from one to five years.

From January 1, 2003 to December 31, 2005, the Company accounted for stock based compensation using Statement of Financial Accounting Standards No. 123 “Accounting for Awards of Stock Based Compensation to Employees” prospectively for all awards granted, modified or settled after January 1, 2003. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”) using the modified prospective method. SFAS 123R establishes standards for the accounting for transactions that involve stock based compensation. SFAS 123R requires that compensation costs be recognized for the fair value of all share options over their vesting period, including the cost related to the unvested portion of all outstanding share options as of December 31, 2005. The cumulative effect of the adoption of SFAS 123R was not material. The Company recorded approximately $343,000 as additional compensation cost in results from operations for the nine months ended September 30, 2006 relating to the adoption of accounting for stock based compensation under SFAS 123R. During the first nine months of 2006, under the Amended and Restated 2004 Long-Term Incentive Plan, the Company granted 7,123 deferred share units to non-management directors, 53,000 restricted shares or restricted share units to certain officers and directors, and up to 36,000 performance share units to the President and Chief Executive Officer amounting to a total compensation expense of $1,060,889 for the nine months ended September 30, 2006.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards for the nine months and three months ended September 30, 2005, respectively. The table includes only the effect of stock options on net income and earnings per share as all other stock compensation awards have been accounted for under SFAS 123. The compensation expense for all other awards issued were $780,402 and $45,839 for the nine months and three months ended September 30, 2005, respectively.

	Nine months ended September 30,	Three months ended September 30,
	2005	2005
	(in thousands)
Net income	$3,045	$(5,230)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	20	6
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(252)	(84)

Pro forma net income	$2,813	$(5,308)

Earnings per share:

Basic EPS – as reported	$.35	$(.60)
Basic EPS — pro forma	$.32	$(.61)

Diluted EPS — as reported	$.34	$(.60)
Diluted EPS – pro forma	$.32	$(.61)

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2006 and 2005
     The following table summarizes the stock option activity under the stock plans for the nine months ended September 30, 2006:

			Weighted
	Number of	Option Price	Average Price
	Shares	Per Share	Per Share
Shares Under Option Outstanding, beginning of period	407,850	$12.59-$26.00	$15.26
Granted	—	—	—
Exercised	(64,550)	$14.13-$14.47	$14.46
Forfeited	(2,625)	$14.47	$14.47

Outstanding, end of period	340,675	$12.59-$26.00	$15.41

Exercisable, end of period	330,675	$12.59-$26.00	$15.20

5)	The Company previously entered into reinsurance contracts with a reinsurer that is now in liquidation. On October 23, 2003, the Company was served with a Notice to Defend and a Complaint by the Insurance Commissioner of the Commonwealth of Pennsylvania, who is the liquidator of this reinsurer, alleging that approximately $3 million in reinsurance claims paid to the Company in 2000 and 2001 by the reinsurer are voidable preferences and are therefore subject to recovery by the liquidator. The claim was subsequently revised by the liquidator to approximately $2 million. The Company filed Preliminary Objections to Plaintiff’s Complaint, denying that the payments are voidable preferences and asserting affirmative defenses. These Preliminary Objections were overruled on May 24, 2005 and the Company filed its Answer in the proceedings on June 15, 2005. No trial date has been set for this matter, but we intend to defend ourselves vigorously in connection with this lawsuit. The Company believes it has strong defenses against these claims; however, there can be no assurance as to the outcome of this litigation.

On February 8, 2005 the Company and the individual members of its Board of Directors were served with a purported shareholder derivative action lawsuit brought in New York Supreme Court, Queens County, relating to the Company’s purchase on January 7, 2005 of approximately 1.1 million shares of its common stock from certain members of, or trusts controlled by certain members of, the family of John N. Blackman, the Company’s founder. The complaint which was brought by one of our shareholders, Linda Parnes, who together with Alan Russell Kahn, owns 100 shares of the Company’s common stock, alleges that the Board of Directors breached their fiduciary duty, wasted corporate assets and abused their control over the Company by paying an excessive price for the shares. The plaintiff is seeking damages against members of the Board of Directors and rescission of the purchase. The Complaint was dismissed pursuant to an order entered on September 12, 2005 and on October 9, 2005 the Plaintiff filed a Notice of Appeal as well as a motion seeking reargument before the trial court. On February 23, 2006 the trial court granted Plaintiff’s motion for reargument and, upon reargument, adhered to its original decision granting defendants’ motion to dismiss the case. On April 3, 2006, Plaintiff filed a notice of appeal from the February 23, 2006 decision on reargument (the “Reargument Appeal”). On April 12, 2006 Plaintiff withdrew her October 9, 2005 notice of appeal. Plaintiff’s deadline to perfect her Reargument Appeal was extended from October 3, 2006 until November 2, 2006, but as of November 9, 2006 we do not believe she has perfected her Reargument Appeal. The Company believes that the Complaint is wholly without merit, and will continue to defend it vigorously.

6)	The Company’s investments are monitored by management and the Finance Committee of the Board of Directors. The Company entered into an investment management agreement with Mariner Partners, Inc. (“Mariner”) effective October 1, 2002, which was amended and restated on December 6, 2002. Under the terms of the agreement, Mariner manages the Company’s investment portfolio. Fees to be paid to Mariner are based on a percentage of the investment portfolio as follows: .20% of liquid assets, .30% of fixed maturity investments and 1.25% of limited partnership (hedge fund) investments. William J. Michaelcheck, a director of the Company, is Chairman, Chief Executive Officer and the beneficial owner of the majority of shares of Mariner. George R. Trumbull, Chairman of the Board of the Company, A. George Kallop, a Director and the President and Chief Executive Officer of the Company, and William D. Shaw, Jr., Vice Chairman and a Director of the Company, are also associated with Mariner. Investment fees incurred under the agreement with Mariner were $683,414 for the third quarter of 2006 and $846,697 for the third quarter of 2005. Investment fees incurred under the agreement with Mariner were $2,123,136 for the nine months ended September 30, 2006 and $2,552,930 for the nine months ended September 30, 2005.

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2006 and 2005
On March 30, 2006, NYMAGIC, INC. (the “Company”) entered into a consulting agreement (the “Consulting Agreement”), with William D. Shaw, Jr., a member of the Company’s board of directors and Vice Chairman, pursuant to which Mr. Shaw will provide certain consulting services to the Company relating to the Company’s asset management strategy including (i) participate in meetings with rating agencies; (ii) participate in meetings with research analysts; and (iii) certain other investor relations services. Mr. Shaw’s compensation under the Consulting Agreement is $100,000 per year, payable in four equal quarterly payments of $25,000. From January 1, 2006 through September 30, 2006, he has been paid $75,000 under the Consulting Agreement. This compares to $75,000 paid in the first nine months of 2005 relating to a similar consulting agreement. The Company is also obligated to reimburse Mr. Shaw for all reasonable and necessary expenses incurred in connection with the services he provides under the Consulting Agreement. Unless extended by mutual agreement, the Consulting Agreement terminates on December 31, 2006. The Consulting Agreement is also subject to termination by Mr. Shaw or the Company on 30 days prior notice. In addition, the Company may also pay Mr. Shaw a bonus at the discretion of the Human Resources Committee of the Company’s Board of Directors upon the recommendation of the Company’s Chairman. The bonus will have a range of $0 to $100,000. In April 2006, Mr. Shaw was awarded a bonus of $30,000. On April 1, 2005, the Company paid Mr. Shaw $83,000 in cash bonus and granted him 4,500 shares of common stock with a value of $107,415 for his consulting contributions to the Company in 2004.

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

In connection with the Kallop Employment Agreement, on April 17, 2006 the Company entered into a Performance Share Award Agreement (the “Kallop Award Agreement”) with Mr. Kallop. Under the terms of the Kallop Award Agreement, the aforementioned 8,000 restricted shares granted as of the execution date of the Kallop Employment Agreement vest on December 31, 2006 provided that Mr. Kallop continues to be employed by the Company on that date. The performance units will be earned for each of the three one-year performance periods based on target increases in the market price of the Company’s stock in the applicable performance period. The supplemental performance compensation award of 25,000 units is earned if there is a change in control of the Company as defined in the Kallop Employment Agreement.

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

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2006 and 2005
     In 2003, the Company acquired an interest in substantially all of a limited partnership hedge fund Tiptree, now known as Tricadia, that invests in collateralized debt obligations (“CDO”) securities, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a company affiliated with Mariner. In 2003, the Company made an investment of $11.0 million in Tiptree. Additional investments of $4.65 million and $2.7 million were made in 2004 and 2005, respectively. The Company is committed to providing an additional $16.7 million, or a total of approximately $35 million, in capital to Tiptree by August 1, 2008. On August 18, 2006, the Company entered into an Amended and Restated Limited Partnership Agreement of Tricadia CDO Fund, L.P. (“Tricadia”), effective as of August 1, 2006, with Tricadia Capital, LLC, the general partner, and the limited partners named therein (the “Amended Agreement”) to amend and restate the Limited Partnership Agreement of Mariner Tiptree (CDO) Fund I, L.P. entered into in 2003 (the “Original Agreement”). The Amended Agreement changed the name of the partnership, amended and restated in its entirety the Original Agreement and provides for the continuation of the partnership under applicable law upon the terms and conditions of the Amended Agreement. The Amended Agreement, among other items, substantially changed the fee income structure as well as provides for the potential conversion of limited partnership interests to equity interests. As a result of these substantive changes to the Original Agreement, the Company has deconsolidated Tricadia, formerly known as Tiptree, from its financial statements and has included Tricadia as a limited partnership investment at equity in the financial statements as of September 30, 2006. Under the provisions of both the Original and the Amended Agreement, the Mariner affiliate is entitled to 50% of the net profit realized upon the sale of certain CDOs held by the Company. Investment expenses incurred under this agreement for the nine months ended September 30, 2006 and September 30, 2005 amounted to $819,071 and ($88,592) respectively. These amounts were based upon the fair value of CDO securities held as of September 30, 2006 and 2005, respectively, as well as CDO securities sold during the nine months ended September 30, 2006 and 2005, respectively. The limited partnership agreements also provide for other fees payable to the manager based upon the operations of the hedge fund. There were no other fees incurred for the nine months ended September 30, 2006 and 2005, respectively. Any withdrawals require one year prior written notice to the hedge fund manager. As of September 30, 2006, the Company held $52.6 million in limited partnership interests in hedge funds, which are directly or indirectly managed by Mariner.
     Investment income, net of investment fees, from each major category of investments is as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in millions)

Fixed maturities, available for sale	$7.4	$5.1	$1.7	$1.9
Fixed maturities, trading securities	15.0	4.6	6.8	0.5
Short-term investments	6.4	4.7	2.9	2.1
Equity in earnings of limited partnerships	9.2	13.5	2.9	8.0

Total investment income	38.0	27.9	14.3	12.5
Investment expenses	(3.2)	(2.6)	(1.0)	(0.7)

Net investment income	$34.8	$25.3	$13.3	$11.8

7)	On March 22, 2006, the Company entered into an agreement (the “Letter Agreement”) to amend the Option Certificate granted under a Securities Purchase Agreement, dated January 31, 2003, by and between the Company and Conning Capital Partners VI, L.P. (“CCP”). The Amended and Restated Option Certificate dated as of March 22, 2006 by and between the Company and CCP (“Amended and Restated Option”) decreases the number of shares of Company common stock that may be issued upon the exercise of the Amended and Restated Option from 400,000 to 300,000 and extends the term from January 31, 2008 to December 31, 2010.

8)	In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109. FIN 48 becomes effective in 2007 and provides guidance for recognizing the benefits of tax-return positions in the financial statements if it is more-likely-than-not to be sustained by the taxing authorities. The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting FIN 48.

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2006 and 2005
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155. This accounting standard permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify them as freestanding derivatives or as hybrid financial instruments containing an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument pertaining to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting SFAS No. 155.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB statement No. 140” (“SFAS 156”). SFAS 156 addresses the accounting for servicing assets and liabilities. SFAS 156 is effective at the beginning of an entity’s first fiscal year beginning after September 15, 2006. The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting SFAS No. 156.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting SFAS No. 157 which becomes effective for fiscal years beginning after November 15, 2007 and interim periods within those years.
In September 2006, the SEC released SEC Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB No. 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 does not change the SEC staff’s previous guidance on evaluating the materiality of errors. It allows registrants to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported as of the beginning of the first fiscal year ending after November 15, 2006. The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting SAB No. 108.
In September 2006, FASB issued Emerging Issues Task Force Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (EITF 06-4). EITF 06-4 requires a company to recognize a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. The provisions of EITF 06-4 are effective for fiscal years beginning after December 15, 2007. The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting EITF 06-4.
In September 2006, FASB issued Emerging Issues Task Force Issue No. 06-5, Accounting for Purchases of Life Insurance –Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance” (EITF 06-5). EITF 06-5 requires a policyholder to consider any additional amounts in the contractual terms of an insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4. In addition, the policyholder should consider the contractual ability to surrender all of the individual-life policies (or certificate in a group policy) at the same time in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4. The provisions of EITF 06-5 are effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting EITF 06-5.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Description of Business
     NYMAGIC, INC., a New York corporation (the “Company” or “NYMAGIC”), is a holding company which owns and operates insurance companies, risk bearing entities and insurance underwriters and managers.
Insurance Companies:
New York Marine And General Insurance Company (“New York Marine”)
Gotham Insurance Company (“Gotham”)
Southwest Marine And General Insurance Company (“Southwest Marine”)
Insurance Underwriters and Managers:
Mutual Marine Office, Inc. (“MMO”)
Pacific Mutual Marine Office, Inc. (“PMMO”)
Mutual Marine Office of the Midwest, Inc. (“Midwest”)
Consolidated Investment Interests:
MMO EU, Ltd. (“MMO EU”). MMO EU has been inactive since 2002.
     Two of the Company’s insurance subsidiaries, New York Marine and Gotham, each maintains a rating of “A” (Excellent) from A.M. Best Company. This is the third highest of fifteen rating levels in A.M. Best’s classification system. The Company’s insureds rely on ratings issued by rating agencies. Any adverse change in the ratings assigned to New York Marine or Gotham may adversely impact their ability to write premiums. Southwest has not yet been rated by A.M. Best Company, because it was only recently granted authority to write insurance in Arizona.
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
     In prior years, the Company issued policies covering aircraft insurance; however, the Company ceased writing any new policies covering aircraft risks as of March 31, 2002. The Company decided to exit the commercial aviation insurance business, because it is highly competitive, generated underwriting losses during the 1990s and is highly dependent on the purchase of substantial amounts of reinsurance, which became increasingly expensive after the events of September 11, 2001. This decision has enabled the Company to concentrate on its core lines of business, which include ocean marine, inland marine/fire and other liability.
     In 2003, the Company obtained an interest in substantially all of a limited partnership hedge fund, Mariner Tiptree (CDO) Fund I, L.P. (“Tiptree”), that invested in Collateralized Debt Obligations (CDO) securities, Credit Related Structured Product (CRS) securities and other structured product. The investment in Tiptree was previously consolidated in the Company’s financial statements. On August 18, 2006, the Company entered into an Amended and Restated Limited Partnership Agreement of Tricadia CDO Fund, L.P (“Tricadia”), effective as of August 1, 2006, with Tricadia Capital, LLC, the general partner, and the limited partners named therein (the “Amended Agreement”) to amend and restate the Limited Partnership Agreement of Mariner Tiptree (CDO) Fund I, L.P. entered into in 2003 (the “Original Agreement”). The Amended Agreement changed the name of the partnership, amended and restated in its entirety the Original Agreement and provides for the continuation of the partnership under applicable law upon the terms and conditions of the Amended Agreement. The Amended Agreement, among other items, substantially changed the fee income structure as well as provides for the potential conversion of limited partnership interests to equity interests. As a result of these substantive changes to the Original Agreement, the Company has effectively deconsolidated Tricadia, formerly known as Tiptree, from its financial statements as of August 1, 2006 and has included Tricadia as a limited partnership investment at equity in the financial statements as of September 30, 2006.
     In 2005, the Company formed Arizona Marine And General Insurance Company, which was renamed to Southwest Marine And General Insurance Company in July 2006, as a wholly owned subsidiary in the State of Arizona. Its application to the State of Arizona Department of Insurance for authority to write commercial property and casualty insurance in Arizona was approved in May 2006. Southwest Marine plans to write, among other lines of insurance, excess and surplus lines in New York.
Results of Operations
     Net income for the third quarter ended September 30, 2006 totaled $8.6 million, or $.93 per diluted share, compared with a net loss of $5.2 million, or $.60 per diluted share, for the third quarter of 2005. The prior year’s third quarter reflected approximately $13.9 million in after tax losses, assuming a 35% effective tax rate, arising from hurricanes Katrina and Rita.

     Net income for the nine months ended September 30, 2006 was $22.4 million, or $2.45 per share on a diluted basis, compared with $3.0 million, or $.34 per diluted share, for the same period of 2005. The earnings in 2005 were largely affected by losses recorded from hurricanes Katrina and Rita. The 2006 earnings reflected improved investment income derived from trading portfolio and fixed maturity investments.
     Net realized investment losses after taxes were $189,000, or $.02 per diluted share, for the third quarter of 2006, as compared with $43,000, or $.00 per diluted share, for the same period of 2005. Net realized investment losses after taxes for the nine months ended September 30, 2006 were $230,000, or $.03 per diluted share, compared with net realized investment losses of $167,000, or $.02 per diluted share, for the same period in 2005.
     Shareholders’ equity was $262.7 million as of September 30, 2006 compared to $239.3 million as of December 31, 2005. The increase was primarily attributable to net income for the period partially offset by dividends declared.
     The Company’s gross premiums written, net premiums written and net premiums earned increased by 3%, 46% and 52%, respectively, for the three months ended September 30, 2006, when compared to the same period of 2005. The Company’s gross premiums written, net premiums written and net premiums earned increased by 23%, 20% and 17%, respectively, for the nine months ended September 30, 2006, when compared to the same period of 2005.
     Premiums for each segment were as follows:

	NYMAGIC Gross Premiums Written
By Segment	Nine months ended September 30,			Three months ended September 30,
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)
Ocean marine	$79,634	$80,170	(1%)	$24,514	$23,935	2%
Inland marine/fire	15,352	17,705	(13%)	4,635	5,798	(20%)
Other liability	89,791	52,229	72%	20,660	18,294	13%

Subtotal	184,777	150,104	23%	49,809	48,027	4%
Runoff lines (Aircraft)	32	333	NM	(4)	239	NM

Total	$184,809	$150,437	23%	$49,805	$48,266	3%

	NYMAGIC Net Premiums Written
By Segment	Nine months ended September 30,			Three months ended September 30,
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)
Ocean marine	$58,052	$49,855	16%	$16,476	$5,357	208%
Inland marine/fire	5,266	6,016	(12%)	1,577	2,161	(27%)
Other liability	52,599	40,777	29%	15,976	15,566	3%

Subtotal	115,917	96,648	20%	34,029	23,084	47%
Runoff lines (Aircraft)	144	212	NM	60	272	NM

Total	$116,061	$96,860	20%	$34,089	$23,356	46%

	NYMAGIC Net Premiums Earned
By Segment	Nine months ended September 30,			Three months ended September 30,
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)
Ocean marine	$60,079	$49,918	20%	$18,267	$6,051	202%
Inland marine/fire	5,936	4,958	20%	1,844	1,823	1%
Other liability	45,395	40,399	12%	14,946	14,992	0%

Subtotal	111,410	95,275	17%	35,057	22,866	53%
Runoff lines (Aircraft)	144	212	NM	60	272	NM

Total	$111,554	$95,487	17%	$35,117	$23,138	52%

•	Ocean marine gross premiums written for the first nine months of 2006 decreased by 1%, primarily reflecting a volume decrease in the hull class of business due to a reduction in unprofitable accounts. Volume decreases were also recorded in the rig class, as a result of tighter monitoring of the Company’s overall concentration of rig exposures in the Gulf of Mexico, which was partially offset by an increase in marine liability production. Substantial rate increases were achieved in the energy class followed by smaller increases in rates in certain marine liability policies. However, rates in the other classes of marine business were generally flat to slightly declining when compared to the prior year’s first nine months.

Net premiums written and net premiums earned for the nine months ended September 30, 2006 increased by 16% and 20% respectively, when compared to the same period of 2005. Net written and earned premiums for the nine months ended September 30, 2006 and 2005 were reduced by $900,000 and $14.7 million, respectively, in reinstatement reinsurance premiums as a result of losses sustained from hurricanes Katrina and Rita.

The excess of loss reinsurance market for the marine and energy line of business significantly contracted in 2006, resulting in increases in both reinsurance costs and net loss retentions ($5,000,000 per risk and $6,000,000 per occurrence) to the Company effective January 1, 2006. This compared to a net loss retention of $3,000,000 per risk or occurrence in 2005. As a result of the tightening in the reinsurance market, the Company excluded energy business with exposures in the Gulf of Mexico from its ocean marine reinsurance program for 2006 and opted instead to enter into an 80% quota share reinsurance agreement for this portion of its energy business to reduce the potential impact of catastrophe losses to the Company. The quota share agreement accounted for a substantial portion of the increase in ceded written premium in 2006.

Ocean marine gross premiums written increased by 2% during the third quarter of 2006 when compared to the same period of the prior year. Net premiums written and net premiums earned increased by 208% and 202%, respectively, when compared to the third quarter of 2005. Net premiums written and earned for the three months ended September 30, 2006 and 2005 were reduced by $200,000 and $14.7 million, respectively, in reinstatement reinsurance premiums as a result of losses sustained from hurricanes Katrina and Rita.

The third quarter of 2006 reflected an increase in marine liability premiums due to increased production and favorable pricing, which was partially offset by a decrease in hull premium production as a result of not renewing certain unprofitable accounts. Net premiums written also reflected additional ceded premium in 2006 arising from the quota share treaty on energy premiums and larger costs of excess of loss reinsurance.

•	Inland marine/fire gross premiums written and net premiums written for the nine months ended September 30, 2006 decreased by 13% and 12%, respectively, when compared to the same period of 2005. Net premiums earned for the nine months ended September 30, 2006 increased by 20% when compared to the same period of 2005. Gross and net writings in 2006 reflect mildly lower market rates when compared to 2005, and declines in production in certain property risks, which were partially offset by increased production in the motor truck cargo class. The increase in net premiums earned in 2006 reflected volume increases achieved in the prior year.

Inland marine/fire gross premiums written and net premiums written for the three months ended September 30, 2006 decreased by 20% and 27%, respectively, when compared to the same period of 2005. Net premiums earned for the three months ended September 30, 2006 increased by 1% when compared to the same period of 2005. Gross and net writings during the third quarter of 2006 reflect mildly lower market rates when compared to the same period in 2005 and declines in production in certain property risks. The decrease was partially offset by increased production in the motor truck cargo class. The increase in net premiums earned in 2006 reflected volume increases achieved in the prior year.

•	Other liability gross premiums written, net premiums written and net premiums earned for the nine months ended September 30, 2006 rose by 72%, 29% and 12%, respectively, when compared to the same period in 2005. The Company wrote excess workers’ compensation insurance on behalf of certain self-insured workers’ compensation trusts. Specifically, in 2005 the Company wrote a $500,000 layer in excess of each trust’s self insured retention of $500,000. The gross premiums written were reinsured under a 50% quota share reinsurance treaty. In 2006, the Company provided gross statutory limits on the renewals of its existing inforce book of excess workers’ compensation policies to these trusts. Accordingly, the reinsurance structure was changed to accommodate the increase in gross limits. A general excess of loss treaty was secured in order to protect the Company on any one risk. The resulting net retention was then subject to a 70% quota share reinsurance treaty. As a result of the change in underwriting and reinsurance structures, the gross, ceded and net premiums written increased substantially in this class of business in 2006 when compared to 2005. Gross and net premiums written in the excess workers’ compensation class increased to $35.7 million and $8.4 million, respectively, in the first nine months of 2006 from $6.1 million and $3.2 million, respectively, in the same period of 2005. Volume increases from existing classes (professional liability and contractors’ liability) were also achieved in the first nine months of 2006 when compared to the same period of 2005. Premium rates in these classes during the first nine months of 2006 were comparable to the same period in 2005.

Other liability gross premiums written and net premiums written for the three months ended September 30, 2006 rose by 13%, and 3%, respectively, when compared to the same period in 2005. Net premiums earned for the three months ended September 30, 2006 was flat with the prior year’s comparable period. The increase in gross and net premiums written is primarily the result of volume increases from professional liability and contractors’ liability. Premium rates in these classes during the third quarter of 2006 were comparable to the same period in 2005.
     Net losses and loss adjustment expenses incurred as a percentage of net premiums earned (the loss ratio) were 56.2% for the three months ended September 30, 2006 as compared to 124.9% for the same period of 2005. The loss ratio was 56.3% for the nine months ended September 30, 2006 as compared to 73.3% for the same period of 2005. The higher loss ratio in 2005 was largely attributable to losses sustained in the ocean marine line from hurricanes Katrina and Rita, which added 66.0% and 15.8%, respectively, to the third quarter and nine months ended September 30, 2005 overall loss ratios. The ocean marine loss ratio further improved in 2006 as a result of the non-renewal of certain unprofitable hull business. The Company reported lower loss ratios in the other liability lines of business for the three and nine months ended September 30, 2006, respectively, when compared to the same periods of 2005 as a result of lower ratios for the current accident year losses. The inland marine/fire loss ratio increased for the nine months ended September 30, 2006, reflecting a higher frequency of severity on claims occurring in the current accident year as well as larger losses in the surety class. However, the third quarter of 2006 inland marine/fire loss ratio reflected lower amounts of severity losses than the prior year’s third quarter.
     The Company reported favorable development of prior year loss reserves of $5.3 million and $3.8 million during the first nine months of 2006 and 2005, respectively, and $0.5 million and $0.6 million during the third quarter of 2006 and 2005, respectively, as a result of favorable reported loss trends arising from the ocean marine line of business. Partially offsetting the favorable development in 2006 was adverse loss development of approximately $850,000 and $800,000 for the nine months and three months ended September 30, 2006 in the aircraft line of business resulting primarily from changes in estimates for the terrorist attacks occurring on September 11, 2001. Specifically, loss reserves from policies covering losses assumed from the World Trade Center attack were increased by approximately $2,000,000 resulting from notices received from a ceding company indicating an increase in industry market losses of $900,000 and following a recalculation of loss reserves on existing files that resulted in an immaterial adjustment that should have been recorded in 2005 of $1.1 million. In addition, reserves relating to the loss sustained at the Pentagon were reduced by approximately $900,000 after re-estimating the reserve based upon lower than expected settlements of claims paid during the year.
     Policy acquisition costs as a percentage of net premiums earned (the acquisition cost ratio) for the nine months ended September 30, 2006 and September 30, 2005 were 20.1% and 23.3%, respectively. The acquisition cost ratio for the three months ended September 30, 2006 and September 30, 2005 was 18.8% and 30.7%, respectively. The higher 2005 ratios are due primarily to the ocean marine line and the impact of reinsurance reinstatement costs arising from hurricane losses. The 2006 ocean marine acquisition cost ratios were favorably impacted by ceded override commissions in the energy quota share reinsurance agreement, which became effective in 2006.
     General and administrative expenses increased by 14% and 30%, respectively, for the nine months ended September 30, 2006 and third quarter ended September 30, 2006 when compared to the same periods of 2005. Larger expenses were incurred in the third quarter of 2006 and the first nine months of 2006 to service the growth in the Company’s business operations, including administrative and consulting expenses resulting from the implementation of new computer systems.
     The Company’s combined ratio (the loss ratio, the acquisition cost ratio and general and administrative expenses divided by net premiums earned) was 96.9% for the nine months ended September 30, 2006 as compared with 117.5% for the same period of 2005. The Company’s combined ratio was 97.7% for the three months ended September 30, 2006 as compared with 182.2% for the same period of 2005.
     Interest expense of $5.0 million and $1.7 million, respectively, for the nine and three months ended September 30, 2006 were comparable to the same periods of 2005.
     Net investment income for the nine months ended September 30, 2006 increased by 38% to $34.8 million from $25.3 million in the same period of 2005. The increase achieved for the nine months ended September 30, 2006 reflected larger trading portfolio income and higher investment yields on both the fixed maturities available for sale and the short-term investment portfolio, which was partially offset by lower returns from the limited partnership hedge fund portfolio. The investment income from Tricadia, formerly known as Tiptree, amounted to $3.8 million for the nine months ended September 30, 2006 and included trading portfolio income through June 30, 2006 of $2.9 million and limited partnership hedge fund portfolio income of $.9 million for the three months ended September 30, 2006. This compared to $1.9 million of trading portfolio for Tricadia during the first nine months of 2005. Trading portfolio income also included $7.0 million from investments in U.S. Treasuries, as compared to none for the same period of 2005.
     Net investment income for the three months ended September 30, 2006 increased by 13% to $13.3 million from $11.8 million in the same period of 2005. The increase reflected larger trading portfolio income and higher investment yields on the short-term investment portfolio, which was partially offset by lower returns from the limited partnership hedge fund portfolio. Trading portfolio income included $5.6 million from investments in U.S. Treasuries, as compared to none for the same period of 2005.

     Investment income, net of investment fees, from each major category of investments was as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in millions)
Fixed maturities, available for sale	$7.4	$5.1	$1.7	$1.9
Fixed maturities, trading securities	15.0	4.6	6.8	0.5
Short-term investments	6.4	4.7	2.9	2.1
Equity in earnings of limited partnerships	9.2	13.5	2.9	8.0

Total investment income	38.0	27.9	14.3	12.5
Investment expenses	(3.2)	(2.6)	(1.0)	(0.7)

Net investment income	$34.8	$25.3	$13.3	$11.8

     As of September 30, 2006 and 2005 investments in limited partnerships amounted to approximately $168.8 million and $186.8 million, respectively. The equity method of accounting is used to account for the Company’s limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership hedge fund to results of operations.
     As of September 30, 2006 and 2005 investments in the trading portfolio amounted to approximately $17.5 million and $57.0 million, respectively. Net investment income for the nine months ended September 30, 2006 and 2005 reflected approximately $15.0 million and $4.6 million, respectively, derived from trading portfolio activities before investment expenses. These activities primarily include the trading of CDOs and U.S. Treasury securities. The Company’s trading portfolio is marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of trading securities are also recognized in net investment income.
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
     Commission and other income decreased to $0.8 million for the nine months ended September 30, 2006 from $1.4 million for the same period in the prior year. Commission and other income decreased to $290,000 for the three months ended September 30, 2006 from $953,000 for the same period in the prior year. The third quarter of 2005 reflected a gain from the sale of MMO UK as well as profit commissions earned on the favorable development of ceded reinsurance in the aircraft class of business. Commission income for the nine months ended September 30, 2006 and 2005 also reflected profit commissions derived from ceded reinsurance in the ocean marine class of business.
     Net realized investment losses were $292,000 for the three months ended September 30, 2006 as compared to net realized investment losses of $66,000 for the same period in the prior year. Net realized investment losses were $354,000 for the nine months ended September 30, 2006 as compared to net realized investment losses of $257,000 for the same period in the prior year. Write-downs from other-than-temporary declines in the fair value of securities amounted to $364,000 and $245,000 for the nine months ended September 30, 2006 and 2005, respectively. Write-downs from other-than-temporary declines in the fair value of securities amounted to $266,000 and $146,000 for the three months ended September 30, 2006 and 2005, respectively.
     Total income taxes as a percentage of income before taxes were 33.4% and 35.1%, respectively, for the nine months ended September 30, 2006 and September 30, 2005. Total income taxes as a percentage of income before taxes were 30.9% and 35.0%, respectively, for the three months ended September 30, 2006 and September 30, 2005. The decrease in the percentages in 2006 was attributable to a $500,000 reduction in taxes resulting from the resolution of tax uncertainties for the Company’s former subsidiary, MMO UK, which was sold in 2005.
Liquidity and Capital Resources
     Cash and total investments (including receivable for securities sold and payable for securities purchased) increased from $666.4 million at December 31, 2005 to $669.7 million at September 30, 2006, principally as a result of collections on increased premium volume partially offset by both payments of losses and reinstatement reinsurance premiums made on prior year hurricane losses. The level of cash and short-term investments of $157.2 million at September 30, 2006 reflected the Company’s high liquidity position.
     Cash flows provided by operating activities were $86.7 million for the nine months ended September 30, 2006 as compared to cash flows used in operating activities of $1.8 million for the same period of 2005. Trading portfolio activities of $92.3 million and $(39.3) million affected cash flows for the nine months ended September 30, 2006 and 2005, respectively. Trading portfolio activities include the purchase and sale of CDO securities and certain other investments. As the Company’s trading portfolio balance may fluctuate significantly from period to period, cash flows from operating activities may also be significantly impacted by such trading activities. Trading portfolio activities in 2006 include cash flows of $18.6 million resulting from the effect of deconsolidation of the Tricadia limited partnership investment. Contributing to a reduction in operating cash flows, other than trading activities, for the first nine months of 2006 was a greater amount of paid losses and reinstatement reinsurance premiums, due in part to hurricane losses and partly due to payments on asbestos related losses.
     Cash flows provided by investing activities were $45.0 million and $24.9 million for the nine months ended September 30, 2006 and 2005, respectively. The cash flows for each year were favorably impacted by the net sale of short-term investments. Approximately $6.9 million in uses of cash flows in 2006 resulted from the effect of deconsolidation of the Tricadia limited partnership investment.
     Cash flows provided by financing activities were $952,000 for the nine months ended September 30, 2006 as compared to cash flows used in financing activities of $27.5 million for the nine months ended September 30, 2005. Contributing to the use of cash flows in financing activities during 2005 was the repurchase of the Company’s common stock. In a transaction separate from its common stock repurchase plan, on January 7, 2005 the Company purchased from certain of its shareholders a total of 1,092,735 shares of the Company’s common stock at $24.80 per share, or approximately $27.1 million. There were no repurchases of the Company’s common stock made in 2006.
     On February 22, 2006, the Company declared a dividend of six (6) cents per share to shareholders of record on March 31, 2006, payable on April 5, 2006. On May 24, 2006, the Company declared a dividend of eight (8) cents per share to shareholders of record on June 30, 2006, payable on July 6, 2006. On September 18, 2006, the Company declared a dividend of eight (8) cents per share to shareholders of record on September 29, 2006, payable on October 4, 2006. On February 22, 2005, the Company declared a dividend of six (6) cents per share to shareholders of record on March 31, 2005, payable on April 6, 2005. On May 25, 2005, the Company declared a dividend of six (6) cents per share to shareholders of record on June 30, 2005, payable on July 7, 2005. On September 15, 2005, the Company declared a dividend to shareholders of six (6) cents per share payable on October 6, 2005 to shareholders of record on September 30, 2005.
     New York Marine declared ordinary dividends to the Company of $12,400,000 and $8,500,000 during the first nine months of 2006 and 2005, respectively. Gotham declared ordinary dividends to the Company of $3,300,000 and $0 during the first nine months of 2006 and 2005, respectively.
     In 2003, the Company acquired an interest in substantially all of a limited partnership hedge fund, (now known as Tricadia), that invests in collateralized debt obligations (“CDO”) securities, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a Mariner affiliated company. In 2003, the Company made an investment of $11.0 million in Tricadia. Additional investments of $4.65 million and $2.7 million were made in 2004 and 2005, respectively. The Company is committed to providing an additional $16.7 million, or a total of approximately $35 million, in capital to Tricadia by August 1, 2008.
     During the first nine months of 2006, under the Amended and Restated 2004 Long-Term Incentive Plan, the Company granted 7,123 deferred share units to non-management directors, 53,000 shares of restricted stock or restricted share units to certain officers and directors, and up to 36,000 performance share units to the President and Chief Executive Officer amounting to a total compensation expense of $1,060,889 for the nine months ended September 30, 2006. The Company granted a total of 21,000 shares of common stock as unrestricted share awards to certain officers and directors of the Company for a total compensation expense of $496,584 for the nine months ended September 30, 2005. There were no unrestricted share awards granted for the nine months ended September 30, 2006. The Company also granted 8,679 deferred share units to non-management directors for a total expense of approximately $184,000 for the nine months ended September 30, 2005. On September 14, 2005, the Company granted 122,000 restricted share units to certain officers of the Company that resulted in compensation expense of approximately $26,000 for the nine months ended September 30, 2005.
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
     Premiums and other receivables, net increased to $40.9 million as of September 30, 2006 from $25.3 million as of December 31, 2005 primarily as a result of an increase in gross premiums written in the excess workers’ compensation class. In addition, increases occurred in amounts owed by the MMO pool member companies.
     Reserve for unearned premiums increased to $100.8 million as of September 30, 2006 from $83.2 million as of December 31, 2005 primarily as a result of the increase in gross premiums written in the other liability line of business.
     Unpaid losses and loss adjustment expenses decreased to $584.0 million at September 30, 2006 from $588.9 million at December 31, 2005. Reinsurance receivables on unpaid losses, net decreased to $295.0 million at September 30, 2006 from $299.6 million at December 31, 2005. These decreases were primarily the result of payments of hurricane losses in the ocean marine line, partially offset by increases in both loss reserves and reinsurance receivables in the professional liability and excess workers compensation classes as a result of the growth in premiums earned.
     Ceded reinsurance payable increased to $44.8 million at September 30, 2006 from $35.7 million at December 31, 2005 and prepaid reinsurance premiums increased to $35.2 million at September 30, 2006 from $22.2 million at December 31, 2005 mainly as a result of additional ceded premiums in the energy class in the ocean marine line and the excess workers’ compensation class of the other liability line.
     Other liabilities declined to $25.0 million at September 30, 2006 from $33.8 million at December 31, 2005 primarily as a result of payments for amounts owed to the MMO pool member companies.
Investments
     The following table summarizes our investments at September 30, 2006 and December 31, 2005:

	September 30, 2006	Percent	December 31, 2005	Percent
Fixed Maturities Available for Sale (Fair Value):

U.S. Treasury Securities	$10,981,005	1.67%	$10,391,615	1.67%
Municipalities	7,805,643	1.19%	7,804,938	1.25%
Corporate Bonds	294,817,878	44.86%	231,751,734	37.24%

Subtotal	$313,604,526	47.72%	$249,948,287	40.16%

Trading Securities (Fair Value)
Collateralized Debt Obligations	$17,506,471	2.67%	128,348,213	20.62%

Total Fixed Maturities and Trading Portfolio	$331,110,997	50.39%	$378,296,500	60.78%

Cash and Short-term Investments (at Cost)	157,201,794	23.92%	104,516,979	16.79%

Total Fixed Maturities, Cash and Short-term Investments	$488,312,791	74.31%	$482,813,479	77.57%

Limited Partnership Hedge Funds (at Equity)	168,814,162	25.69%	139,590,758	22.43%

Total Investment Portfolio	$657,126,953	100.00%	$622,404,237	100.00%
     As of September 30, 2006, 94% of the fair value of our fixed maturities and short-term investment portfolio was in obligations rated “Baa3” or better by Moody’s or its equivalent Standard & Poor’s rating.
Unpaid losses and loss adjustment expenses
     Unpaid losses and loss adjustment expenses for each segment were as follows:

	September 30, 2006		December 31, 2005
	Gross	Net	Gross	Net
	(in thousands)		(in thousands)
Ocean marine	$226,382	$123,691	$243,033	$133,000
Inland marine/fire	27,813	8,604	27,624	8,361
Other liability	191,481	122,557	172,197	110,756
Runoff lines (Aircraft)	138,346	34,126	146,011	37,100

Total	$584,022	$288,978	$588,865	$289,217

     During 2001, the Company recorded losses and reinstatement premium expenses in its aircraft line of business as a result of the terrorist attacks of September 11, 2001 on the World Trade Center, the Pentagon and the hijacked airliner that crashed in Pennsylvania (collectively the “WTC attack”). The ultimate gross and net liability for unpaid losses resulting from the WTC attack represent the estimated ultimate costs of all incurred claims and claim adjustment expenses. Since the gross liability and related reinsurance recoverables are based on estimates, the ultimate liability may change from the amount provided currently depending upon revisions in gross loss estimates and the interpretation as to the number of occurrences involved in the WTC attack as defined in the aircraft ceded reinsurance treaties. To the extent that reinsurance recoverables change, reinstatement premiums may either increase or decrease. In 2004 we determined that a reduction in the loss reserves relating to the terrorist attacks of September 11, 2001 on the Pentagon and the hijacked airliner that crashed in Pennsylvania was warranted, because a significant number of claims that could have been made against our insureds were waived by prospective claimants when they opted to participate in the September 11th Victim Compensation Fund of 2001 (the “Fund”), and that the statutes of limitations for wrongful death in New York and for bodily injury and property damage, generally, had expired, the latter on September 11, 2004. Our analysis of claims against our insureds, undertaken in conjunction with the industry’s lead underwriters in London, indicated that, because such a significant number of claims potentially emanating from the attack on the Pentagon and the crash in Shanksville had been filed with the Fund, or were time barred as a result of the expiration of relevant statutes of limitations, those same claims would not be made against our insureds. Therefore, we concluded that our insured’s liability and our ultimate insured loss would be substantially reduced. Consequently, we re-estimated our insured’s potential liability for the terrorist attacks of September 11, 2001 on the Pentagon and the hijacked airliner that crashed in Pennsylvania, and we reduced our gross and net loss reserves by $16.3 million and $8.3 million, respectively in 2004.
     For the nine months ended September 30, 2006, the Company recorded approximately $1.1 million in net adverse case reserve development due to changes in market estimates for the remaining reserves pertaining to the Pentagon and World Trade Center losses. Specifically, loss reserves from policies covering losses assumed from the World Trade Center attack were increased by approximately $2,000,000 resulting from notices received from a ceding company indicating an increase in industry market losses of $900,000 and following a recalculation of loss reserves on existing files that resulted in an immaterial adjustment that should have been recorded in 2005 of $1.1 million. In addition, reserves relating to the loss sustained at the Pentagon were reduced by approximately $900,000 after re-estimating the reserve based upon lower than expected settlements of claims paid during the year.
     Our long tail business is primarily in ocean marine liability, aircraft and non-marine liability insurance. These classes historically have extended periods of time between the occurrence of an insurable event, reporting the claim to the Company and final settlement. In such cases, we estimate reserves, with the possibility of making several adjustments, because of emerging differences in actual versus expected loss development, which may result from shock losses (large losses), changes in loss payout patterns and material adjustments to case reserves due to adverse or favorable judicial or arbitral results during this time period.
     By contrast, other classes of insurance that we write, such as property, which includes certain ocean marine classes (hull and cargo) and our inland marine/fire segment, and claims-made non-marine liability, historically have had shorter periods of time between the occurrence of an insurable event, reporting of the claim to the Company and final settlement. The reserves for these classes are estimated as described above, but these reserves are less likely to be readjusted, because it is not likely that they will have significant differences resulting from expected loss development, shock or large losses, changes in loss payout patterns and material adjustments to case reserves over their short tails.
     As the Company increases its production in its other liability lines of business, its reported loss reserves from period to period may vary depending upon the long tail, short tail and product mix within this segment. Our professional liability class, for example, is written on a claims-made basis, but other sources of new production such as excess workers’ compensation are derived from liability classes written on an occurrence basis. Therefore, the overall level of loss reserves reported by the Company at the end of any reporting period may vary as a function of the level of writings achieved in each of these classes.
     The Company recorded losses in 2005 from its exposure to offshore oil rigs, watercraft and cargo interests as a result of hurricanes Katrina and Rita. The ultimate gross and net losses resulting from these catastrophes, as well as the reinsurance recoveries attributable to them and applicable reinstatement premium costs, are based upon the Company’s best estimate derived from an evaluation of claims notices received and a review of historic loss development. The low frequency and high severity of the risks we insure make it difficult to assess the adequacy of such loss reserves. As such, the Company’s ultimate liability may change from the amount provided currently. For the three and nine months ended September 30, 2006, the Company incurred additional gross and ceded loss development relating to the hurricanes of $3.2 million and $12.8 million, respectively. There were no significant changes in net loss development for these hurricane losses. The increase in ceded incurred losses resulted in the Company incurring an additional $200,000 and $900,000 in reinstatement costs for the three and nine months ended September 30, 2006, respectively. If these ceded reserves or reinstatement premium costs are insufficient to cover our actual losses and loss adjustment expenses, we would have to augment our liabilities and incur a charge to our earnings. These charges could be material.
     The process of establishing reserves for claims involves uncertainties and requires the use of informed estimates and judgments. Our estimates and judgments may be revised as claims develop and as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. Other than specifically disclosed herein, there were no significant changes in assumptions made in the evaluation of loss reserves during 2006.

Off-Balance Sheet Arrangements
     The Company has no off-balance sheet arrangements other than disclosed herein.
Contractual Obligations
     In 2003, the Company acquired an interest in substantially all of a limited partnership hedge fund, (now known as Tricadia), that invests in collateralized debt obligations (“CDO”) securities, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a Mariner affiliated company. In 2003, the Company made an investment of $11.0 million in Tricadia. Additional investments of $4.65 million and $2.7 million were made in 2004 and 2005, respectively. The Company is committed to providing an additional $16.7 million, or a total of approximately $35 million, in capital to Tricadia by August 1, 2008.
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
     We maintain reserves for the future payment of losses and loss adjustment expenses with respect to both case (reported) and IBNR (incurred but not reported) losses under insurance policies issued by the Company. IBNR losses are those losses, based upon historical experience, industry loss data and underwriter expectations, that the Company estimates will be reported under these policies. Case loss reserves are determined by evaluating reported claims on the basis of the type of loss involved, knowledge of the circumstances surrounding the claim and the policy provisions relating to the type of loss. Case reserves can be difficult to estimate depending upon the class of business, claim complexity, judicial interpretations and legislative changes that affect the estimation process. Case reserves are reviewed and monitored on a regular basis, which may result in changes (favorable or unfavorable) to the initial estimate until the claim is ultimately paid and settled. Unpaid losses with respect to asbestos/environmental risks are difficult for management to estimate and require considerable judgment due to the uncertainty regarding the significant issues surrounding such claims. Unpaid losses with respect to catastrophe losses, such as hurricanes Katrina and Rita, are also difficult to estimate due to the high severity of the risks we insure. Unpaid losses and loss adjustment expenses amounted to $584.0 million and $588.9 million at September 30, 2006 and December 31, 2005, respectively. Unpaid losses and loss adjustment expenses, net of reinsurance amounted to $289.0 million and $289.2 million at September 30, 2006 and December 31, 2005, respectively. Management continually reviews and updates the estimates for unpaid losses, and any changes resulting therefrom are reflected in operating results currently. The potential for future adverse or favorable loss development is highly uncertain and subject to a variety of factors including, but not limited to, court decisions, legislative actions and inflation.
     The allowance for doubtful accounts is based on management’s review of amounts due from insolvent or financially impaired companies. Allowances are estimated for both premium receivables and reinsurance receivables. Management continually reviews and updates such estimates for any changes in the financial status of companies. The allowance for doubtful accounts for both premiums and reinsurance receivables amounted to $13.8 million and $17.0 million at September 30, 2006 and December 31, 2005, respectively.
     Impairment of investments, included in realized investment gains or losses, results from declines in the fair value of investments which are considered by management to be other-than-temporary. Management reviews investments for impairment based upon specific criteria that include the duration and extent of declines in fair value of the security below its cost or amortized cost. The Company performs a qualitative and quantitative review of all securities in a loss position in order to determine if any impairment is considered to be other-than-temporary. With respect to fixed income investments, declines in fair value of less than 10% are normally considered to be temporary, unless the fixed income security has been downgraded at least two levels by a major rating agency. Additionally, the Company reviews those securities held for six months or more, with fair value declines of greater than 10% at the end of each reporting period. The Company also reviews all securities with any rating agency declines during the reporting period. As a result of this review, the Company will record an impairment charge to earnings if the fair value decline is greater than 20%, if the fixed income security has been downgraded at least two levels by a major rating agency, or if the fair value decline is greater than 10% and the security has been downgraded one level by a major rating agency. This review includes considering the effect of rising interest rates and the Company’s intent and ability to hold impaired securities in the foreseeable future to recoup any losses. In addition to subjecting its securities to the objective tests of percent declines in fair value and downgrades by major rating agencies, when it determines whether declines in the fair value of its securities are other-than-temporary, the Company also considers the facts and circumstances that may have caused the declines in the value of such securities. As to any specific security, it may consider general market conditions, changes in interest rates, adverse changes in the regulatory environment of the issuer, the duration for which the Company expects to hold the security and the length of any forecasted recovery. Approximately $364,000 and $245,000 were charged to results from operations for the nine months ended September 30, 2006 and 2005, respectively, resulting from fair value declines considered to be other-than-temporary. Gross unrealized gains and losses on fixed maturity investments available for sale amounted to approximately $0.2 million and $0.7 million, respectively, at September 30, 2006. The Company believes these unrealized losses to be temporary and result from changes in market conditions, including interest rates or sector spreads.
     The Company utilizes the equity method of accounting to account for its limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership to net investment income in results of operations.

Net investment income derived from investments in limited partnerships amounted to $9.2 million and $13.5 million for the nine months ended September 30, 2006 and 2005, respectively. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” with respect to market risks associated with investments in limited partnership hedge funds.
     The Company maintained a trading portfolio at September 30, 2006 consisting of CDOs. These investments are marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of such securities are also recognized in net investment income. The Company recorded $15.0 million and $4.6 million in net trading portfolio income before expenses for the nine months ended September 30, 2006 and 2005, respectively. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” with respect to market risks associated with investments in CDOs.
     Reinsurance reinstatement premiums are recorded, as a result of losses incurred by the Company, in accordance with the provisions of our reinsurance contracts. Upon the occurrence of a large severity or catastrophe loss, the Company may be obligated to pay additional reinstatement premiums under its excess of loss reinsurance treaties up to the amount of the original premium paid under such treaties. Reinsurance reinstatement premiums incurred for the nine months ended September 30, 2006 and 2005 were $0.9 million and $14.7 million, respectively.
     From January 1, 2003 to December 31, 2005, the Company accounted for stock based compensation using Statement of Financial Accounting Standards No. 123 “Accounting for Awards of Stock Based Compensation to Employees” prospectively for all awards granted, modified or settled after January 1, 2003.
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”) using the modified prospective method. SFAS 123R establishes standards for the accounting for transactions that involve stock based compensation. SFAS 123R requires that compensation costs be recognized for the fair value of all share options over their vesting period, including the cost related to the unvested portion of all outstanding share options as of December 31, 2005. The cumulative effect of the adoption of SFAS 123R was not material. The Company recorded approximately $343,000 as additional compensation cost in results from operations for the nine months ended September 30, 2006 relating to the adoption of accounting for stock based compensation under SFAS 123R. During the first nine months of 2006, under the Amended and Restated 2004 Long-Term Incentive Plan, the Company granted 7,123 deferred share units to non-management directors, 53,000 shares of restricted stock or restricted share units to certain officers and directors, and up to 36,000 performance share units to the President and Chief Executive Officer amounting to a total compensation expense of $1,060,889 for the nine months ended September 30, 2006.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The investment portfolio has exposure to market risks, which include the effect on the portfolio of adverse changes in interest rates, credit quality, hedge fund values, and CDO values. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Hedge fund risk includes the potential loss from the diminution in the value of the underlying investment of the hedge fund. CDO risk includes exposure to the private placement market including its lack of liquidity and volatility in changes in market prices. The only significant change to the Company’s exposure to market risks during the nine months ended September 30, 2006 as compared to those disclosed in the Company’s financial statements for the year ended December 31, 2005 related to the level of investments in CDO securities and the exposure to changes in interest rate risk on the fair value of fixed income investments. The investment in CDO securities amounted to $17.5 million and $128.3 million as of September 30, 2006 and December 31, 2005, respectively.
     The Company invests in CDOs, which are private placements. The fair value of each security is provided by securities dealers. The markets for these types of securities can be illiquid and, therefore, the price obtained from dealers on these securities is subject to change, depending upon the underlying market conditions of these securities, including the potential for downgrades or defaults on the underlying collateral of the security. The Company seeks to mitigate market risk associated with such investments by maintaining a diversified portfolio of such securities that limits the concentration of investment in any one issuer. The largest single investment made by the Company in such securities amounted to $5.0 million at September 30, 2006.
     The Company purchased $100 million and $90 million of 10-year and 30-year U.S. Treasury notes, respectively, during the second quarter of 2006 for placement in its trading portfolio. These securities were sold during the third quarter of 2006. The Company recorded trading portfolio income attributable to these investments of $5.6 million and $7.0 million for the three months and nine months ended September 30, 2006, respectively.
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
     On February 8, 2005 the Company and the individual members of its Board of Directors were served with a purported shareholder derivative action lawsuit brought in New York Supreme Court, Queens County, relating to the Company’s purchase on January 7, 2005 of approximately 1.1 million shares of its common stock from certain members of, or trusts controlled by certain members of, the family of John N. Blackman, the Company’s founder. The complaint which was brought by one of our shareholders, Linda Parnes, who together with Alan Russell Kahn, owns 100 shares of the Company’s common stock, alleges that the Board of Directors breached their fiduciary duty, wasted corporate assets and abused their control over the Company by paying an excessive price for the shares. The plaintiff is seeking damages against members of the Board of Directors and rescission of the purchase. The Complaint was dismissed pursuant to an order entered on September 12, 2005 and on October 9, 2005 the Plaintiff filed a Notice of Appeal as well as a motion seeking reargument before the trial court. On February 23, 2006 the trial court granted Plaintiff’s motion for reargument and, upon reargument, adhered to its original decision granting defendants’ motion to dismiss the case. On April 3, 2006, Plaintiff filed a notice of appeal from the February 23, 2006 decision on reargument (the “Reargument Appeal”). On April 12, 2006 Plaintiff withdrew her October 9, 2005 notice of appeal. Plaintiff’s deadline to perfect her Reargument Appeal was extended from October 3, 2006 until November 2, 2006, but as of November 9, 2006 we do not believe she has perfected her Reargument Appeal. The Company believes that the Complaint is wholly without merit, and will continue to defend it vigorously.
Item 1A. Risk Factors
There were no material changes in the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits

3.1	Charter of NYMAGIC, INC. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 16, 2003 (File No. 1-11238) and incorporated herein by reference).

3.2	Amended and Restated By-Laws. (filed as Exhibit 3.3 of the Registrant’s Current Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-11238) and incorporated herein by reference).

10.1	Amended and Restated Limited Partnership Agreement of Tricadia CDO Fund, L.P. made by and among Tricadia Capital, LLC as the general partner, and the limited partners named therein, including NYMAGIC, INC., filed as exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 23, 2006 (file No. 11238) and incorporated herein by reference.

*31.1	Certification of A. George Kallop, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of A. George Kallop, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NYMAGIC, INC.
(Registrant)

Date: November 9, 2006	/s/ A. George Kallop

A. George Kallop
President and Chief Executive Officer

Date: November 9, 2006	/s/ Thomas J. Iacopelli

Thomas J. Iacopelli
Chief Financial Officer