Form 10-K
period 2006-12-31
NYMAGIC INC
filed 2007-03-15
CIK 847431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
The aggregate market value of the outstanding common stock held by non-affiliates of the registrant, as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $255,934,508, based on the closing price of the stock on the New York Stock Exchange on that date.
OUTSTANDING STOCK
As of March 1, 2007, there were 8,858,438 outstanding shares of common stock, $1.00 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the registrant’s definitive proxy statement relating to its 2007 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the registrant’s fiscal year.

NYMAGIC, INC.
 i

FORWARD — LOOKING STATEMENTS
This report contains certain forward-looking statements concerning the Company’s operations, economic performance and financial condition, including, in particular, the likelihood of the Company’s success in developing and expanding its business. Any forward-looking statements concerning the Company’s operations, economic performance and financial condition contained herein, including statements related to the outlook for the Company’s performance in 2007 and beyond, are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based upon a number of assumptions and estimates which inherently are subject to uncertainties and contingencies, many of which are beyond the control of the Company. Some of these assumptions may not materialize and unanticipated events may occur which could cause actual results to differ materially from such statements. These include, but are not limited to, the cyclical nature of the insurance and reinsurance industry, premium rates, investment results, hedge fund results, the frequency and severity of loss events, the estimation of loss reserves and loss reserve development, uncertainties related to writing new lines of business, uncertainties associated with asbestos and environmental claims, including difficulties with assessing latent injuries and the impact of litigation settlements, bankruptcies and potential legislation, the uncertainty surrounding the loss amounts related to the attacks of September 11, 2001 and Hurricanes Katrina and Rita, the occurrence and effects of severe weather, earthquakes, wars and acts of terrorism, net loss retention, the effect of competition, the ability to collect reinsurance receivables and the timing of such collections, the availability and cost of reinsurance, the possibility that the outcome of any litigation or arbitration proceeding is unfavorable, the ability to pay dividends, regulatory changes, changes in the ratings assigned to the Company by rating agencies, failure to retain key personnel, the possibility that our relationship with Mariner Partners, Inc. could terminate or change, and the fact that ownership of our common stock is concentrated among a few major stockholders and is subject to the voting agreement, as well as assumptions underlying any of the foregoing and are generally expressed with words such as “intends,” “intend,” “intended,” “believes,” “estimates,” “expects,” “anticipates,” “plans,” “projects,” “prospects” “forecasts,” “goals,” “could have,” “may have” and similar expressions. These risks could cause actual results for the 2007 year and beyond to differ materially from those expressed in any forward-looking statements made herein. The Company undertakes no obligation to update publicly or revise any forward-looking statements made herein.
ii

Part I
Item 1. Business
General
NYMAGIC, INC., a New York corporation (the “Company” or “NYMAGIC”), is a holding company which owns and operates insurance companies, risk bearing entities and insurance underwriters and managers.
Insurance Companies and Lloyd’s Corporate Capital Vehicle:
New York Marine And General Insurance Company (“New York Marine”), Gotham Insurance Company (“Gotham”), Southwest Marine and General Insurance Company, which was formerly known as Arizona Marine And General Insurance Company (“Southwest Marine”), MMO UK, Ltd. (“MMO UK”) and MMO EU, Ltd. (“MMO EU”). Both MMO UK and MMO EU have been inactive since 2002. MMO UK was sold in 2005 and MMO EU was liquidated in February 2007.
Insurance Underwriters and Managers:
Mutual Marine Office, Inc. (“MMO”), Pacific Mutual Marine Office, Inc. (“PMMO”) and Mutual Marine Office of the Midwest, Inc. (“Midwest”).
Investment Interests:
Mariner Tiptree (CDO) Fund I, L.P. (“Tiptree”).
In 2003, the Company obtained an interest in substantially all of a limited partnership hedge fund, Mariner Tiptree (CDO) Fund I, L.P. (“Tiptree”), that invests in Collateralized Debt Obligations (CDO) securities, Credit Related Structured Product (CRS) securities and other structured products that are structured, managed or advised by a Mariner affiliated company. See “Relationship with Mariner Partners, Inc.” The investment in Tiptree was previously consolidated in the Company’s financial statements. On August 18, 2006, the Company entered into an Amended and Restated Limited Partnership Agreement of Tricadia CDO Fund, L.P. (“Tricadia”), effective as of August 1, 2006, with Tricadia Capital, LLC, the general partner, and the limited partners named therein (the “Amended Agreement”) to amend and restate the Limited Partnership Agreement of Mariner Tiptree (CDO) Fund I, L.P. entered into in 2003 (the “Original Agreement”). The Amended Agreement changed the name of the partnership, amended and restated in its entirety the Original Agreement and provides for the continuation of the partnership under applicable law upon the terms and conditions of the Amended Agreement. The Amended Agreement, among other items, substantially changed the fee income structure as well as provides for the potential conversion of limited partnership interests to equity interests. The fee income was changed in the Amended Agreement from 50% of the fee received by the investment manager in connection with the management of CDOs in Tricadia to a percentage of fees equal to the pro-rata portion of the CDO equity interest held by Tricadia. In no event, however, will the fee be less than 12.5% of the fee received by the investment manager. The Amended Agreement also provides for an additional CDO fee to be determined based upon the management fees earned by the investment manager. As a result of these substantive changes to the Original Agreement, the Company has effectively deconsolidated Tricadia, formerly known as Tiptree, from its financial statements as of August 1, 2006 and has included Tricadia as a limited partnership investment at equity in the financial statements as of December 31, 2006.
Approximately $6.9 million in uses of cash flows in 2006 resulted from the effect of deconsolidation of the Tricadia limited partnership investment. The deconsolidation had no impact on the Company’s Statement of Income for the year ended December 31, 2006.
New York Marine and Gotham each currently holds a financial strength rating of A (“Excellent”) and Southwest Marine currently holds a financial strength rating of A- (“Excellent”) and an issuer credit rating of “a-” from A.M. Best Company. These are the third and fourth highest of fifteen rating levels in A.M. Best’s classification system. Many of the Company’s insureds rely on ratings issued by rating agencies. Any adverse change in the rating assigned to New York Marine, Gotham and Southwest Marine by a rating agency could adversely impact our ability to write premiums. Prior to its sale in 2005, MMO UK, which was a corporate member of Lloyd’s of London (“Lloyd’s”), had not provided capacity, which is the ability to underwrite a certain amount of business, to any Lloyd’s syndicate since 2002.
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
MMO EU was liquidated in February 2007.
The Pools
MMO, located in New York, PMMO, located in San Francisco, and Midwest, located in Chicago (the “Manager” or the “Managers”), manage the insurance pools in which the Company participates.
The Managers accept, on behalf of the pools, insurance risks brought to the pools by brokers and others. All premiums, losses and expenses are pro-rated among the pool members in accordance with their percentage participation in the pools. Originally, the members of the pools were insurance companies that were not affiliated with the Managers. New York Marine and Gotham joined the pools in 1972 and 1987, respectively. Subsequent to their initial entry in the pools, New York Marine and Gotham steadily increased their participation, while the unaffiliated insurance companies reduced their participation or withdrew from the pools entirely. Since 1997, the only pool members are New York Marine and Gotham, who together write 100% of the business produced by the pools. Southwest Marine reinsures 5% of the business written by New York Marine and Gotham effective for policy years attaching on or after January 1, 2007.
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
On May 28, 2003, in an arbitration proceeding against Utica Mutual, the Company was awarded money damages in a holding confirming that, as a pool member, Utica Mutual is required to fund gross losses paid by MMO, acting as managing agent.
The Company is not aware of any facts that could result in any possible defaults by either Arkwright or Utica Mutual with respect to their pool obligations, which might impact liquidity or results of operations of the Company, but there can be no assurance that such events will not occur.
Segments
The Company’s domestic insurance companies are New York Marine, Gotham and Southwest Marine. New York Marine and Gotham underwrite insurance business by accepting risks generally through insurance brokers. They engage in business in all 50 states and also accept business risks in such worldwide regions as Europe, Asia, and Latin America. Southwest Marine, which was licensed to engage in the insurance business in Arizona in 2006, has written a limited amount of business in that state. See “Regulation.” The Company’s domestic insurance agencies are MMO, PMMO and Midwest. These agencies underwrite all the business for the domestic insurance companies.
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
Other Lines including:
Workers Compensation: Provides excess liability coverage for self-insured workers’ compensation trusts.
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
MMO London consisted of insurance participation in Lloyd’s. Lloyd’s provided worldwide venues for MMO London to underwrite insurance. MMO London has not provided capacity to any Lloyd’s syndicate since January 1, 2002. Accordingly, there have been no underwriting activities from MMO London for the years ended 2006, 2005 and 2004, respectively. Business written by MMO London through Syndicate 1265 was included in ocean marine insurance.
The following tables set forth the Company’s gross and net written premiums, after reinsurance ceded.

NYMAGIC Gross Premiums Written	Year Ended December 31,
By Segment	2006		2005		2004
	(Dollars in thousands)
Ocean Marine	$104,876	43%	$105,628	53%	$104,726	57%
Inland Marine/Fire	21,595	9%	25,000	12%	16,878	9%
Other Liability	114,754	48%	69,346	35%	61,688	34%

Subtotal	241,225	100%	199,974	100%	183,292	100%
Run off lines (Aircraft)	84	—	396	—	342	—

Total	$241,309	100%	$200,370	100%	$183,634	100%

NYMAGIC Net Premiums Written	Year Ended December 31,
By Segment	2006		2005		2004
			(Dollars in thousands)
Ocean Marine	$75,243	49%	$70,596	53%	$82,689	60%
Inland Marine/Fire	7,097	4%	8,452	6%	5,255	4%
Other Liability	72,231	47%	54,592	41%	49,190	36%

Subtotal	154,571	100%	133,640	100%	137,134	100%
Run off lines (Aircraft)	289	—	252	—	(6)	—

Total	$154,860	100%	$133,892	100%	$137,128	100%

Reinsurance Ceded
Ceded premiums written to reinsurers in 2006, 2005 and 2004 amounted to $86.4 million, $66.5 million and $46.5 million, respectively.
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

The Company attempts to limit its exposure from losses on any one occurrence through the use of various excess of loss, quota share and facultative reinsurance arrangements and endeavors to minimize the risk of default by any one reinsurer by reinsuring risks with many different reinsurers. The Company utilizes many separate reinsurance treaties each year, generally with a range of 1 to 15 reinsurers participating on each treaty. Some reinsurers participate on multiple treaties. The Company also utilizes quota share reinsurance treaties in which the reinsurers participate on a set proportional basis in both the premiums and losses. Additionally, the Company utilizes excess of loss reinsurance treaties in which the reinsurers, in exchange for a minimum premium, subject to upward adjustment based upon premium volume, agree to pay for that part of each loss in excess of an agreed upon amount. The Company’s retention of exposure, net of these treaties, varies among its different classes of business and from year to year, depending on several factors, including the pricing environment on both the direct and ceded books of business and the availability of reinsurance.
The Company has made certain changes in reinsurance strategies over the past three years. In 2004, the Company increased its exposure in the ocean marine line to a net loss retention of up to $4 million for any one occurrence from $2 million in 2003. In 2005, the Company reduced its exposure in the ocean marine line to a net loss retention of $3 million for any one occurrence and in 2006 the Company increased its exposure in the ocean marine line to $6 million on any one occurrence, but $5 million on any one risk. These decisions were based upon the availability and cost of reinsurance in the ocean marine market.
The excess of loss reinsurance market for the marine and energy line of business significantly contracted in 2006, resulting in increases in both reinsurance costs and net loss retentions ($5,000,000 per risk and $6,000,000 per occurrence) to the Company effective January 1, 2006. This compared to a net loss retention of $3,000,000 per risk or occurrence in 2005. As a result of the increasing cost of reinsurance, the Company excluded energy business with exposures in the Gulf of Mexico from its ocean marine reinsurance program for 2006. However, the Company purchased quota share reinsurance protection for 80% of this portion of its energy business to reduce the potential impact of future catastrophe losses to the Company. The Company also monitored its overall concentration of rig exposures in the Gulf of Mexico, which resulted in a reduction in policy count in 2006.
Effective January 1, 2007, the Company maintained its $5,000,000 per risk net retention in the ocean marine line; however, the Company will absorb an additional amount up to $5 million depending upon the gross loss to the Company in excess of $5 million. The quota share reinsurance protection for energy business also remains in effect for 2007.
For the years ended December 31, 2005, 2004 and 2003, the Company wrote excess workers’ compensation insurance on behalf of certain self-insured workers’ compensation trusts. Specifically, the Company wrote a $500,000 layer in excess of each trust’s self insured retention of $500,000. The gross premiums written for each year were reinsured under a 50% quota share reinsurance treaty. In 2006, the Company provided gross statutory limits on the renewals of its existing inforce of excess workers’ compensation policies to these trusts. Accordingly, the reinsurance structure was changed to accommodate the increase in gross limits. We secured a general excess of loss treaty in order to protect the Company to $3 million on any one risk. The resulting net retention was then subject to a 70% quota share reinsurance treaty. As a result of the change in underwriting and reinsurance structures, the gross, ceded and net premiums written increased substantially in this class of business in 2006 when compared to 2005.
In the final year in which the Company wrote aviation insurance, April 1, 2001 to April 1, 2002, the Company wrote some policies with a net loss retention of up to $3 million for any one aircraft or any one occurrence. However, the Company did not experience any losses for which it was required to retain losses in excess of $2 million.
Other than as specifically described above, management is not aware of any limitations on the Company’s ability to cede future losses on a basis consistent with historical results.
The Company attempts to limit its exposure from catastrophes through the purchase of general excess of loss reinsurance, which provides coverage in the event that multiple insureds incur losses arising from the same occurrence. These coverages require the Company to pay a minimum premium, subject to upward adjustment based upon premium volume. These reinsurance treaties, which extend in general for a twelve-month period, obligate the reinsurers to pay for the portion of the Company’s aggregate losses (net of specific reinsurance) that fall within each treaty’s coverage.
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
In 2005 the Company incurred gross losses of approximately $70.8 million in connection with Hurricanes Katrina and Rita, but because of the availability of its reinsurance the Company incurred $6.6 million in net losses. In addition, the Company incurred approximately $14.7 million in reinsurance reinstatement premium costs in connection with these losses. While the estimate for these gross losses increased to approximately $90.1 million as of December 31, 2006 as a result of our insureds’ reassessment of the impact of these hurricane losses, the net loss estimate remained substantially the same. However, cumulative reinsurance reinstatement premium costs related to these losses increased to $15.9 million as of December 31, 2006.
The Company reinsures risks with several domestic and foreign reinsurers as well as syndicates of Lloyd’s. The Company’s largest unsecured reinsurance receivables as of December 31, 2006 were from the following reinsurers:

Reinsurer	Amounts	A.M. Best Rating
	(in millions)
Lloyd’s Syndicates	$59.2	A (Excellent)
Swiss Reinsurance America Corp.	21.1	A+ (Superior)
Lloyd’s (Equitas)	10.6	NR-3 (Rating Procedure Inapplicable)
Folksamerica Reinsurance Company	9.9	A– (Excellent)
GE Reinsurance Corp.	8.5	A (Excellent)
Platinum Underwriters Reinsurance Co.	8.3	A (Excellent)
XL Reinsurance America Inc.	6.8	A+ (Superior)
Liberty Mutual Insurance Company	5.8	A (Excellent)
FM Global (Arkwright)	5.3	A+ (Superior)
Berkley Insurance Company	4.5	A (Excellent)
General Reins. Corp.	4.4	A++ (Superior)
Transatlantic Reins.	4.2	A+ (Superior)
Everest Reinsurance	3.9	A+ (Superior)

Total	$152.5
The reinsurance contracts with the above listed companies are generally entered into annually and provide coverage for claims occurring while the relevant agreement was in effect, even if claims are made in later years. The contract with Arkwright was entered into with respect to their participation in the pools.
Lloyd’s maintains a trust fund, which was established for the benefit of all United States ceding companies. Lloyd’s receivables represent amounts due from approximately 93 different Lloyd’s syndicates.
Equitas, a Lloyd’s company established to settle claims for underwriting years 1992 and prior, maintains policyholders’ surplus at March 31, 2006 of approximately 458 million Pounds Sterling (unaudited) (US $797 million). However, given the uncertainty surrounding the adequacy of surplus and sufficiency of assets in Equitas to meet its ultimate obligations, there is a reasonable possibility that the Company’s collection efforts relating to reinsurance receivables from Equitas may be adversely affected in the future.
At December 31, 2006, the Company’s reinsurance receivables from reinsurers other than those listed above were approximately $166.4 million, including amounts recoverable for paid losses, case loss reserves, IBNR losses and unearned premiums, and net of ceded balances payable. This amount is recoverable collectively from approximately 610 reinsurers or syndicates, no single one of whom was liable to the Company for an unsecured amount in excess of approximately $3 million.
Approximately 84% of the Company’s total reinsurance receivables as of December 31, 2006 are fully collateralized by letters of credit and or funds withheld, or reside with entities rated “A-” or higher by A.M. Best Company, or are subject to offsetting balances.
Some of the reinsurers to which we previously ceded premiums are contesting coverage issues and their obligations to reinsure claims we paid on liability policies written during the period 1978 to 1985. The paid balances due from these companies collectively amount to approximately $2.7 million as of December 31, 2006. These reinsurers may also contest coverage on loss reserves ceded to them that will be paid in future periods. We are vigorously enforcing collection of these reinsurance receivables through arbitration proceedings and/or commutation, but an unfavorable resolution of these arbitration proceedings and commutation negotiations could be material to our results of operations. The estimated amounts due from financially impaired reinsurers are included in our reserves for doubtful accounts on reinsurance receivables of $13.9 million and $16.7 million as of December 31, 2006 and December 31, 2005, respectively.
Ceded reinsurance activities had an impact on the Company’s financial position as follows:
1.	As of December 31, 2006 and 2005, the Company reported total ceded reinsurance payable of $44.8 million and $35.7 million, respectively.

2.	As of December 31, 2006 and 2005, the Company reported total reinsurance receivables on paid losses of $47.5 million and $28.0 million, respectively.

3.	As of December 31, 2006 and 2005, the Company reported total reinsurance receivables on unpaid losses of $286.2 million and $299.6 million, respectively.

4.	As of December 31, 2006 and 2005, the Company reported prepaid reinsurance premiums of $29.6 million and $22.2 million, respectively.
Reinsurance receivables on paid losses increased in 2006 primarily due to a large loss payment made for asbestos losses at year-end as well as payments of hurricane Katrina/Rita losses. Reinsurance receivables on unpaid losses decreased in 2006 primarily due to payments of losses on hurricanes Katrina and Rita and payments on asbestos related losses, which were partially offset by increases in reinsurance receivables in the professional liability and excess workers compensation classes as a result of the growth in premiums earned. Ceded reinsurance payable and prepaid reinsurance premiums increased in 2006 mainly as a result of additional ceded premiums in the energy class in the ocean marine line and the excess workers’ compensation class of the other liability line.
Ceded reinsurance activities had an impact on the Company’s results from operations as follows:
1.	For the years ended December 31, 2006, 2005 and 2004 the Company reported total ceded premiums earned of $79.1 million, $65.7 million and $46.0 million, respectively.

2.	For the years ended December 31, 2006, 2005 and 2004 the Company reported ceded incurred losses and loss adjustment expenses of $63.3 million, $90.5 million and $18.4 million, respectively.
Ceded premiums earned increased in 2006 when compared to 2005 primarily as a result of additional ceded premiums in the energy class in the ocean marine line and the excess workers’ compensation class of the other liability line. Ceded premiums earned increased in 2005 when compared to 2004 primarily as a result of $14.8 million of reinsurance reinstatement costs resulting from hurricanes Rita and Katrina. Ceded incurred losses and loss adjustment expenses was greater in 2005 than 2006 as a result of $64.2 million of incurred losses resulting from hurricanes Rita and Katrina. Ceded incurred losses and loss adjustment expenses increased in 2005 when compared to 2004 as a result of incurred losses resulting from hurricanes Rita and Katrina.
Ceded reinsurance activities had an impact on the Company’s cash flows as follows:
1.	The Company made reinsurance premium payments of $77.4 million, $56.3 million and $46.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

2.	The Company received reinsurance collections on paid losses of $57.2 million, $25.1 million and $37.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.
The increase in reinsurance premium payments reflects the increased use of reinsurance and, therefore, ceded written premiums over the past three years. Reinsurance collections on paid losses in 2006 reflect substantial amounts received from the collection of hurricane losses.
Reserves
We maintain reserves for the future payment of losses and loss adjustment expenses with respect to both case (reported) and IBNR (incurred but not reported) losses under insurance policies issued by the Company. IBNR losses are those losses, based upon historical experience, industry loss data and underwriter expectations, that the Company estimates will be reported under these policies. Case loss reserves are determined by evaluating reported claims on the basis of the type of loss involved, knowledge of the circumstances surrounding the claim and the policy provisions relating to the type of loss. Case reserves can be difficult to estimate depending upon the class of business, claim complexity, judicial interpretations and legislative changes that affect the estimation process. Case reserves are reviewed periodically and monitored on a regular basis, which may result in changes (favorable or unfavorable) to the initial estimate until the claim is ultimately paid and settled.
The Company considers a variety of factors in its estimate of loss reserves. These elements include the length of the reporting tail (i.e. occurrence versus claims made coverage), the nature of the risk insured (i.e. property versus liability), the level of net retention per loss, large case reserve estimates or shock (large) losses, the emergence of identifiable trends in the statistical analysis of paid and incurred loss data, and the level of catastrophe losses incurred during the period,

We evaluate loss reserves in three categories:
1) Classes of business where we have sufficient and adequate historical loss data.
Where we believe we have adequate historical loss data for a sufficient number of years to enable us to project losses we estimate IBNR using our best estimate after a review and evaluation of ultimate losses under four methods: the paid loss method, the incurred loss method and the Bornheutter-Ferguson methods (paid and incurred). This category includes some classes that have short tail business (hull, cargo, rig, and inland marine/fire, non marine liability-claims made basis) and other classes with long tail business (ocean marine liability, other liability, aviation liability). Each method uses different assumptions and no one method is considered better than the others in all circumstances. The paid method is based upon the historical development of paid losses to arrive at the ultimate loss. The incurred method focuses on the historical development of incurred losses to arrive at the ultimate loss. The Bornheutter-Ferguson methods (paid and incurred) focus on the historical development of paid and incurred losses, in addition to the level of premiums earned, to arrive at the ultimate loss.
2) New specialty classes of business where we lack historical data.
In new classes of business in which we believe we lack historical loss data, we estimate IBNR using our best estimate after considering industry loss ratios, underwriting expectations, internal and external actuarial evaluations and anticipated loss ratios based upon known experience. Industry loss ratios are considered from published sources such as those produced by the A.M. Best Company, a leading supplier of industry data. Underwriting expectations are considered based upon the specific underwriter’s review and assessment of the anticipated loss ratio of the business written. Internal and external actuarial evaluations are considered if such evaluations are available. Anticipated loss ratios based upon known experience are considered if the new business written has similar characteristics to business currently written. For example, loss estimates used for general contractors liability (more recently written business) may be based upon those used for subcontractors’ liability (historically written business). This category includes some short tail classes of business (surety and professional liability) and other classes of long tail business (excess workers’ compensation and commercial auto liability).
Since January 1, 2001, the Company has entered into a number of new specialty classes of business including excess workers’ compensation, professional liability, commercial automobile and employment practices liability insurance as well as surety. The Company has limited history in these new classes, and accordingly there may be a higher degree of variability in our ability to estimate the ultimate losses associated with these new classes. Consequently, we are more likely to recognize unfavorable development as a trend, and increase estimates of ultimate losses, and less likely to recognize favorable development as a trend, until we have confirmed the trend in light of the uncertainty surrounding actual reporting, case reserve estimates and settlement tails,
3) Asbestos and environmental liabilities.
The Company establishes reserves (case and IBNR) for asbestos and environmental liabilities after evaluating information on specific claims including plaintiffs, defendants and policyholders’, as well as judicial precedent and legislative developments. The appropriateness of these estimated reserves is then evaluated through an analysis’ of the reserves under the following reserving methodologies: (i) ground up analysis, which reviews the Company’s potential exposures based upon actual policies issued; (ii) industry survival ratios; and (iii) market share statistics per loss settlement. The first, a specific ground up analysis, reviews potential exposures based upon actual policies issued by the Company that are known to have exposure to asbestos related losses. We may not have received specific reported losses from some of these assureds due to the high attachment point of the policies issued, but, given the Company’s experience with asbestos claims, and the fact that the evaluation of asbestos loss exposure is conducted by attorneys and consultants who are experts in the asbestos arena, we believe our estimate of these reserves is adequate. The second methodology evaluates this reserve using industry survival ratios (loss payments expected over a certain number of years) and the third methodology utilizes market share statistics per loss settlement (comparing favorably or unfavorably with the industry on settlements of known assureds).
Asbestos and environmental policies have unique loss development characteristics, and they add a challenging dimension to establishing loss reserves. We have identified the following as unique development characteristics of asbestos and environmental liabilities: the long waiting periods between exposure and manifestation of any bodily injury or property damage, the difficulty in identifying the source of the asbestos or environmental contamination, and the long reporting delays and difficulty in allocating liability for the asbestos or environmental damage. In addition, we believe that judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for asbestos and environmental liability as does the increasing trend in the number of companies seeking bankruptcy protection as a result of asbestos-related liabilities that impact the Company by significantly accelerating and increasing its loss payments.
Under these methodologies for evaluating loss reserves, an ultimate loss is obtained which is then reduced by incurred losses (paid losses plus case reserves) to derive an IBNR amount that is used for the financial statements.

Reserves estimated in accordance with the methods above are then summarized in the appropriate segment classification (ocean marine, inland marine/fire, other liability and the runoff aircraft business).
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
By contrast, other classes of insurance that we write, such as property, which includes certain ocean marine classes (hull and cargo) and our inland marine/fire segment, and claims-made non-marine liability, historically have had shorter periods of time between the occurrence of an insurable event, reporting of the claim to the Company and final settlement. The reserves for these shorter tail classes are estimated as described above, but these reserves are less likely to be readjusted, as losses are settled quickly and result in less variability from expected loss development, shock or large losses, changes in loss payout patterns and material adjustments to case reserves.
As the Company increases its production in its other liability line of business, its reported loss reserves from period to period may vary depending upon the long tail, short tail and product mix within this segment. Our professional liability class, for example, is written on a claims-made basis, but other sources of new production such as excess workers’ compensation are derived from liability classes written on an occurrence basis. Therefore, the overall level of loss reserves reported by the Company at the end of any reporting period may vary as a function of the level of writings achieved in each of these classes.
In estimating loss reserves, we gather statistical information by each class, which has its own unique loss characteristics, including loss development patterns consistent with long tail or short tail business. Accordingly, any differences inherent in long tail versus short tail lines are accounted for in the loss development factors used to estimate IBNR. We consider the development characteristics of shock losses, changes in loss payout trends and loss development adjustments and amounts of net retention to be equally relevant to both our long and short tail businesses.
The procedures we use for determining loss reserves on an interim basis are similar to the procedures we use on an annual basis. Case reserves are established in a consistent manner as at year end and IBNR at each interim period is determined after we consider actual loss development versus expected loss development for each business segment in evaluating the prior year’s loss development. Any favorable or adverse trends in loss development are compared with the prior year end established loss reserves. Any shock losses, changes in loss payout patterns or material adjustments to case reserves are evaluated to ascertain whether the previously established provision for IBNR was adequate to support the loss development from these additional changes and changes to reserves are made as appropriate.
In addition, internal and external actuaries review reserves for several significant classes of business at year-end, and we develop internally specific loss development factors for our various classes of business annually at year-end based upon a review of paid and incurred loss activity during the year.
Management collaborates with the Company’s internal actuary in an effort to determine its best estimate of reserves. The Company’s external actuaries are then consulted to corroborate reserve estimates for selected significant classes of business in order to provide management with assurance that its reserve estimates are reasonable.
The key assumptions that materially affect the estimate of the reserve for loss and loss adjustment expenses are, net loss retention, large severity or shock losses, loss reporting tail, frequency of losses, loss estimates for new classes of business, loss estimates for asbestos and environmental reserves and catastrophe losses. These assumptions affect loss estimates as follows:
Net Loss Retention:
Our level of net loss retention increased from $3 million in 2005 to $5 million per risk, in 2006, in the ocean marine line business. This level of loss retention compares to $4 million in 2004 and $2 million for each of the 2003 and 2002 policy years. The net loss retention in all other segments generally remained the same in 2006 as 2005 with the exception of excess workers’ compensation which increased from $250,000 in 2005 to approximately $900,000 in 2006. The Company recognized favorable loss development in the ocean marine segment in 2005 as a result of the net loss retention increasing substantially in the ocean marine line during the 2001 to 2003 accident years, and actual loss emergence in 2005, for those prior accident years, was less than we had previously anticipated.
Shock Losses:
A large part of our business is characterized by claims that are of low frequency, but high severity. Estimates of such reserves are sensitive to a few key assumptions made by our claims department. All significant losses are subject to review by our Senior Vice President of Claims and in certain cases the Chief Underwriting Officer and Chief Executive Officer. As such, the estimates for these claims require substantial judgment.

Our level of shock losses or large severity losses (excluding catastrophe losses) in 2006 was similar to 2005 but was less than 2004 in the ocean marine segment. However, severity losses increased in the inland marine/fire segment in 2006 and 2005 when compared to 2004 and contributed to higher loss ratios in 2006 and 2005 when compared to 2004. Severity losses in the inland marine/fire segment contributed substantially to net paid losses in the inland marine/fire segment of $1.7 million in 2006 and $1.8 million in 2005 as compared to $545,000 in 2004.
Loss Reporting Tail:
Policies written on an occurrence basis have a longer loss reporting tail than policies written on a claims made basis. Claims may be reported to the Company after the policy period for those policies written on an occurrence basis, provided that such claims occurred within the policy term. The time between the occurrence of a claim and the reporting of the claim to the Company could be significant and makes the estimation of the ultimate loss more uncertain. Writing new classes of occurrence based policies has created additional uncertainties in the reserve estimation process.
Our assumptions for the loss reporting tail in the other liability line changed with respect to contractor’s liability in 2005. We reached this conclusion after we re-evaluated its loss development factors based upon paid and incurred loss development. As a result, we reported favorable development in years prior to 2002 resulting from a lower than expected emergence of losses attributable to a shorter loss reporting tail than we had originally estimated. This occurred as a result of a change in the mix of our liability book by deemphasizing policies covering elevator contractor liability and subcontractor liability and focusing more on policies covering general contractors and owner developers. As a result of this change in product mix, we determined that reserves previously established under loss development patterns established for our older book of business were not developing in accordance with the loss emergence from the more recent general contractor’s book. Consequently, we concluded in 2005, that the loss reporting tail would be shorter than we had previously anticipated, and this resulted in approximately $1.2 million in favorable loss development in 2005. There was no significant loss experience noted in 2006 as a result of this assumption.
Frequency of Losses:
The level of frequency of losses in the inland marine/fire segment decreased in 2006 when compared to 2005. However, the level of frequency of losses increased in 2005 when compared to the level reported in 2004 which partially contributed to a higher loss ratio in 2005. The number of losses reported in the most recent accident year in the inland marine/fire segment was 139 in 2006, 178 in 2005 as compared to 104 in 2004.
Loss Estimates:
Our loss estimates of new classes of business including excess workers’ compensation and professional liability remained consistent in 2006, 2005 and 2004. We derived our estimates by employing industry loss ratios, actuarial evaluations, as well as by evaluating each class based upon discussions with underwriters. Our other liability line of business changed substantially in 2002 primarily due to the mix of business written. While the initial paid and incurred results indicate the potential for favorable development, if such trends continue in subsequent periods for accident years 2002 and thereafter, we may have additional favorable development to report for those periods. However, we cannot be certain that such favorable trends will continue, and accordingly, our estimate does not yet reflect this favorable loss reserve development. We cannot estimate the quantitative impact of this potential favorable development until an evaluation of loss development in future quarters allows us to compare actual versus expected results to ascertain if there is a favorable impact.
The assumptions we used in estimating asbestos and environmental liabilities in 2006 have remained consistent with 2005. We considered a specific ground up analysis, which reviewed our potential exposure based upon actual policies issued, industry survival ratios and market share statistics per loss settlement. While there were no major changes in net losses noted from 2005 to 2006, gross incurred losses and loss adjustment expenses amounted to $9.9 million in 2006.
Catastrophe Losses:
Catastrophe losses may be difficult to estimate due to the inability of the insured and claims adjusters to provide an adequate assessment of the overall loss. The difficulties of establishing reserves include the inability to access insured’s premises and certain legal issues surrounding the estimation of the insured loss.
There were no major catastrophes recorded in 2006. Our level of catastrophe losses increased significantly in 2005 when compared to 2004. Hurricanes Katrina and Rita contributed $6.6 million to net losses and loss adjustment expenses incurred in 2005 as compared to Hurricane Ivan, which contributed $2.8 million to net losses and loss adjustment expenses incurred in 2004.
Other than as specifically described above with respect to the change in business mix in the other liability line, we have not identified any key assumptions as of December 31, 2006 that are premised on future emergence that are inconsistent with our historical loss reserve development patterns.

The Company believes that the uncertainty surrounding asbestos/environmental exposures, including issues as to insureds’ liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions, the ingenuity of the plaintiff’s bar, legislative initiatives and unpredictable judicial results creates significant variability in determining the ultimate loss for asbestos/environmental related claims. Given the uncertainty in this area, losses from asbestos/environmental related claims may develop adversely and accordingly, management is unable to estimate reasonably likely changes in assumptions that could arise from asbestos/environmental related claims. Accordingly, the Company’s net unpaid loss and loss adjustment expense reserves in the aggregate, as of December 31, 2006, represent management’s best estimate of the losses that arose from asbestos and environmental claims. See “Asbestos and Environmental Reserves”.
In our second category of reserves, we estimate losses for excess workers’ compensation, surety, professional liability, employment practices and commercial automobile liability. Since we do not believe we have either the historical experience, or sufficient information about these lines, to quantify the impact of changes in the assumptions we have made in evaluating reserves for losses in this area, we are unable to estimate what the effect would be of any reasonably likely changes in assumptions on these lines of business. Therefore, we provide our best estimate of loss reserves in this category as well.
Our third category of reserves comprises estimates for losses in those classes of business that the company has historically written in the ocean marine segment, inland marine/ fire classes and contractors’ liability class. Losses occurring in these segments are generally characterized by low frequency and high severity, and enjoy the benefit of our multi-tiered reinsurance program. The factors that have caused prior differences in actual versus estimated loss reserves include: changes in net loss retention, changes in loss reporting tail, the level of shock losses, changes in frequency of losses and catastrophe loss estimates. We believe that changes in such factors could occur in future periods as well; however, we are uncertain as to the magnitude of such changes currently.
Accordingly, even though we have adequate historical loss data to evaluate reserves in this area, we are unable to quantify changes in the assumptions we make in estimating these reserves, because they are subject to numerous and interactive variables, and we do not believe that the resultant product would either reflect all reasonably possible outcomes or lend itself to a meaningful presentation. Instead, we calculate the Company’s loss reserves on the basis of management’s best estimate.
For example, a change in the net loss retention by itself could result in a significant upward or downward adjustment of our reserve estimate. But, a change in the net loss retention assumption cannot be considered in isolation; it must be analyzed in light of its interplay with other assumptions including for instance, changes in the frequency of losses and changes in the level of shock losses and their effect on our reinsurance program. While the initial change to the level of net loss retention may result in a potential reserve adjustment, such change may at the same time be influenced by an increase in the frequency of losses. This would depend upon our ability to recover from our reinsurance program, which is a function of whether or not our losses can be aggregated. The combination of the changes in these assumptions may also trigger the exhaustion of one layer of reinsurance and the implication of another layer of reinsurance, with the concomitant result that there would be no change to, or an upward or downward adjustment to our loss reserve estimate. Similarly, we may vary our estimates of catastrophe losses or shock losses, but, because of the interplay between these losses and our reinsurance program, we may not change our estimate of net reserves. While anticipating larger catastrophe losses may have a significant impact on the gross loss reserve level, the effect of that change in assumption at the net level may be negligible, because of the applicability of reinsurance. This was evident in our experience with losses associated with hurricanes Katrina and Rita in 2005. While our combined gross and net loss reserve estimates as of December 31, 2005 were approximately $70.8 million and $6.6 million, respectively, the Company could suffer significant adverse gross loss development in periods after 2005 without making a material adjustment to the net loss reserve level as a result of the operation of the Company’s reinsurance program. Approximately $20 million of adverse loss development occurred during 2006, for which we determined no adjustment to the net loss level was necessary.

Unpaid losses and loss adjustment expenses for each segment on a gross and net of reinsurance basis as of December 31, 2006 were as follows:

	Gross	Net
	(in thousands)
Ocean marine	$212,581	$118,618
Inland marine/fire	26,038	8,219
Other liability	204,600	132,836
Aircraft	135,960	33,268

Total	$579,179	$292,941

In 2001, the Company recorded losses in its aircraft line of business as a result of the terrorist attacks of September 11, 2001 on the World Trade Center, the Pentagon and the hijacked airliner that crashed in Pennsylvania (collectively, the “WTC Attack”). At the time, because of the amount of the potential liability to our insureds (United Airlines and American Airlines) occasioned by the WTC Attack, we established reserves based upon our estimate of our insureds’ policy limits for gross and net liability losses. In 2004 we determined that a reduction in the loss reserves relating to the terrorist attacks of September 11, 2001 on the Pentagon and the hijacked airliner that crashed in Pennsylvania was warranted, because a significant number of claims that could have been made against our insureds were waived by prospective claimants when they opted to participate in the September 11th Victim Compensation Fund of 2001 (the “Fund”), and the statutes of limitations for wrongful death in New York and for bodily injury and property damage, generally, had expired, the latter on September 11, 2004. Our analysis of claims against our insureds, undertaken in conjunction with the industry’s lead underwriters in London, indicated that, because such a significant number of claims potentially emanating from the attack on the Pentagon and the crash in Shanksville had been filed with the Fund, or were time barred as a result of the expiration of relevant statutes of limitations, those same claims would not be made against our insureds. Therefore, we concluded that our insured’s liability and our ultimate insured loss would be substantially reduced. Consequently, we re-estimated our insured’s potential liability for the terrorist attacks of September 11, 2001 on the Pentagon and the hijacked airliner that crashed in Pennsylvania, and we reduced our gross and net loss reserves by $16.3 million and $8.3 million, respectively.
In light of the magnitude of the potential losses to our insureds resulting from the WTC Attack, we did not reduce reserves for these losses until we had a high degree of certainty that a substantial amount of these claims were waived by victims’ participation in the Fund, or were time barred by the expiry of statutes of limitations, and we did not reach that level of certainty until September 2004, when the last of the significant statutes of limitations, that applicable to bodily injury and property damage, expired.
In 2006 the Company recorded adverse loss development of approximately $850,000 in the aircraft line of business resulting primarily from changes in estimates for the terrorist attacks occurring on September 11, 2001. Specifically, loss reserves from policies covering losses assumed from the World Trade Center attack were increased as a result of our receipt of notices of losses from a ceding company coupled with an immaterial error recorded in 2005 of $1.1 million, which collectively were partially offset by a reduction in reserves relating to the loss sustained at the Pentagon after re-estimating the reserve based upon lower than expected settlements of claims paid during the year.
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

At December 31, 2006, the Company’s gross, ceded and net loss and loss adjustment expense reserves for all asbestos/environmental policies amounted to $55.4 million, $43.2 million and $12.2 million, as compared to $72.2 million, $59.2 million and $13.0 million at December 31, 2005.
The Company believes that the uncertainty surrounding asbestos/environmental exposures, including issues as to insureds’ liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions renders it difficult to determine the ultimate loss for asbestos/environmental related claims. Given the uncertainty in this area, losses from asbestos/environmental related claims may develop adversely and accordingly, management is unable to reasonably predict the range of possible losses that could arise from asbestos/environmental related claims. Accordingly, the Company’s net unpaid loss and loss adjustment expense reserves in the aggregate, as of December 31, 2006, represent management’s best estimate of the losses that arise from asbestos and environmental claims.
The following table sets forth the Company’s net loss and loss adjustment expense experience for asbestos/environmental policies for each of the past three years:

	Year ended December 31,
	2006	2005	2004
	(in thousands)
Asbestos/Environmental

Net unpaid losses and loss adjustment expenses (including IBNR) at the beginning of the period	$12,960	$12,759	$11,797
Net incurred losses and loss adjustment expenses	576	(237)	4,264
Net paid loss settlements	(945)	638	(3,196)
Net loss adjustment expenses payments (cost of administering claims)	(369)	(200)	(106)

Net unpaid losses and loss adjustment expenses (including IBNR) at end of period	$12,222	$12,960	$12,759

The following sets forth a reconciliation of the number of claims relating to asbestos/environmental policies for each of the past three years:

	Year ended December 31,
	2006	2006	2004
Number of claims pending at beginning of period	469	475	453
Number of claims reported	80	96	71
Number of claims settled/dismissed or otherwise resolved	(148)	(102)	(49)

Number of claims pending at end of period	401	469	475

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
Below this first line, the first triangle shows, by year, the cumulative amounts of net loss and loss adjustment expenses paid as of the end of each succeeding year, expressed as a percentage of the original estimated net liability for such amounts.
The second triangle sets forth the re-estimates in later years of net incurred losses, including net payments, as a percentage of the original estimated net liability for net unpaid losses and loss adjustment expenses for the years indicated. Percentages less than 100% represent a redundancy, while percentages greater than 100% represent a deficiency.
The net cumulative redundancy (deficiency) represents, as of December 31, 2006, the aggregate change in the estimates over all prior years. The changes in re-estimates have been reflected in results from operations over the periods shown.
The gross cumulative redundancy (deficiency) of unpaid losses and loss adjustment expenses represents the aggregate change in the estimates of such losses over all prior years starting with the 1996 calendar year.
The Company calculates its loss reserves on the basis of management’s best estimate and does not calculate a range of loss reserve estimates. In 9 out of the past 10 years, the Company has recorded redundancies in its net loss reserve position. The Company’s considered view, in light of this history, is that management is highly sensitive to the nuances of the Company’s lines of business and that establishing net loss reserves based upon management’s best estimate gives the Company greater assurance that its net loss reserves are appropriate. It is the Company’s position that calculating a range of loss reserve estimates may not reflect all the volatility between existing loss reserves and the ultimate settlement amount. The low frequency and high severity of many of the risks we insure coupled with the protracted settlement period make it difficult to assess the overall adequacy of our loss reserves. Based upon the foregoing, the Company believes that its history of establishing adequate net loss reserves using its best estimate compares favorably with industry experience.
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

	Year Ended December 31,
	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
	(Dollars in thousands)
Estimated Liability for Net Unpaid Losses and Loss Adjustment Expenses
	227,370	222,335	213,589	196,865	199,685	210,953	208,979	242,311	255,479	289,217	292,941

Cumulative Amount of Net Losses and Loss Adjustment Expenses Paid as a Percentage of Original Estimate:

1 Year Later	17%	19%	20%	24%	28%	30%	8%	18%	17%	25%
2 Years Later	30%	32%	35%	39%	56%	30%	24%	27%	33%
3 Years Later	42%	43%	43%	53%	64%	41%	32%	38%
4 Years Later	51%	49%	51%	58%	70%	47%	43%
5 Years Later	56%	54%	55%	63%	72%	55%
6 Years Later	58%	57%	59%	64%	79%
7 Years Later	61%	61%	60%	70%
8 Years Later	64%	61%	65%
9 Years Later	64%	66%
10 Years Later	68%

Net Liability Re-estimated including Cumulative Net Paid Losses and Loss Adjustment Expenses as a Percentage of Original Estimate:

1 Year Later	90%	91%	94%	96%	105%	102%	99%	94%	95%	97%
2 Years Later	87%	87%	87%	94%	108%	101%	94%	89%	90%
3 Years Later	85%	83%	84%	95%	104%	96%	90%	86%
4 Years Later	83%	81%	85%	91%	103%	94%	88%
5 Years Later	82%	81%	82%	92%	102%	92%
6 Years Later	82%	80%	83%	90%	102%
7 Years Later	80%	81%	82%	90%
8 Years Later	83%	81%	82%
9 Years Later	82%	81%
10 Years Later	82%

Net Cumulative	40,444	42,962	39,287	19,606	(3,260)	16,119	24,338	34,769	25,956	7,667
Redundancy/(Deficiency)
Gross Unpaid	411,837	388,402	401,584	425,469	411,267	534,189	516,002	518,930	503,261	588,865	579,179
Losses and Loss Adjustment Expenses
Reinsurance	184,467	166,067	187,995	228,604	211,582	323,236	307,023	276,619	247,782	299,648	286,238
Recoverable on Unpaid Losses and Loss Adjustment Expenses
Reserve	408,794	426,603	451,442	464,210	469,482	569,905	500,511	482,144	474,199	600,679
Re-estimated Gross
Reserve	221,869	247,230	277,140	286,951	266,538	375,071	315,869	274,603	244,676	319,129
Re-estimated Reinsurance Recoverable
Gross Cumulative	3,043	(38,201)	(49,858)	(38,741)	(58,215)	(35,716)	15,491	36,786	29,062	(11,814)
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
Gross loss reserve deficiencies were reported in 6 out of 10 years. Even though gross deficiencies were reported in those years, the Company reported redundancies in net loss reserves in all but one year. The gross loss reserve deficiencies were brought about primarily by adverse development from MMO London in 1998-2000 and adverse gross loss development in its umbrella (other liability) losses as a result of the additional development of asbestos losses occurring from the 1970s and 1980s. Asbestos and environmental liabilities are difficult to estimate for many reasons, including the long waiting periods between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the damage. Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for asbestos and environmental liabilities. However, much of this gross loss reserve deficiency in the other liability line resulted in smaller net deficiencies due to a substantial amount of the gross loss reserve being reinsured. The smaller net deficiencies were more than offset by redundancies occurring in the Company’s ocean marine line. In addition during 1998-2000, a few large severity losses in the Company’s core lines also contributed to adverse gross loss development. These losses were also substantially reinsured and thereby resulted in an insignificant impact on net loss development. The adverse gross loss development in 2005 was largely attributable to additional gross loss development on hurricanes Katrina/Rita as a result of our insured’s reassessment of the impact of these hurricane losses. All of the gross development from hurricanes Katrina/Rita was reinsured and resulted in an insignificant impact on net development.
The favorable development of net incurred losses for the 2001 year reflect reductions made in gross and net reserves of approximately $15.5 million and $7.5 million, respectively, as a result of reductions in loss reserves relating to the terrorist attacks of September 11, 2001 on the Pentagon and the hijacked airliner that crashed in Pennsylvania.
The following table provides a reconciliation of the Company’s consolidated liability for losses and loss adjustment expenses at the beginning and end of 2006, 2005 and 2004:

	Year ended December 31,
	2006	2005	2004
	(In thousands)
Net liability for losses and loss adjustment expenses at beginning of year	$289,217	$255,479	$242,311

Provision for losses and loss adjustment expenses occurring in current year	93,803	105,537	81,518
Increase (decrease) in estimated losses and loss adjustment expenses for claims occurring in prior years(1)	(7,667)	(13,247)	(14,960)

Net loss and loss adjustment expenses Incurred	86,136	92,290	66,558

Less:
Losses and loss adjustment expense payments for claims occurring during:
Current year	9,641	15,453	10,287
Prior years	72,771	43,099	43,103

	82,412	58,552	53,390

Net liability for losses and loss adjustment expenses at year end	292,941	289,217	255,479

Ceded unpaid losses and loss adjustment expenses at year end	286,238	299,648	247,782

Gross unpaid losses and loss adjustment expenses at year end	$579,179	$588,865	$503,261

(1)	The adjustment to the consolidated liability for losses and loss adjustment expenses for losses occurring in prior years reflects the net effect of the resolution of losses for other than full reserve value and subsequent readjustments of loss values.

The $7.7 million decrease in 2006 primarily reflected favorable development in the 2005 and 2004 accident years of ocean marine due in part to lower settlements of case reserve estimates, higher than expected receipts of salvage and subrogation recoveries and lower emergence of actual versus expected losses. Partially offsetting this benefit was adverse development in the 2005 and 2004 accident years in both of the commercial auto and surety classes as a result of higher than initially anticipated loss ratios. 2004 was the first full year of writing commercial auto and surety premiums.

The $13.2 million decrease in 2005 primarily reflected the recognition of favorable development in the ocean marine line of business, particularly in the 2001 to 2003 accident years. The Company’s net loss retention per risk, or occurrence, increased substantially in the ocean marine line during the 2001-2003 accident years from previous years. Our net loss retentions in the ocean marine line of business for the 1998, 1999 and 2000 years were $50,000, $50,000 and $100,000, respectively. This compared to net loss retentions in the ocean marine line of business for the 2001, 2002 and 2003 years of $1,500,000, $2,000,000 and $2,000,000, respectively. The Company estimated higher IBNR amounts in the 2001 to 2003 accident years to correspond to the larger net loss retentions. Our subsequent analysis of our 2004 actual loss development, however, indicated a trend, which continued in 2005, that the actual loss emergence for the larger net retention years of 2001 to 2003 was not developing as we had originally anticipated. These results compared favorably with those obtained through a statistical evaluation of losses using the Bornheutter-Ferguson, paid and incurred methods. The other liability line also reported favorable development in years prior to 2002 resulting from a lower than expected emergence of losses attributable to a shorter loss reporting tail than originally estimated. Further contributing to the increase was the favorable development of aircraft loss reserves largely attributable to the 2001 accident year. The favorable loss development in 2005 was partially offset by net adverse loss development resulting from provisions made for insolvent, financially impaired reinsurers and commuted reinsurance contracts, partly as a result of an increase in ceded incurred losses relating to a few specific asbestos claims.

The $15.0 million decrease in 2004 reflects favorable loss development in the aviation line, mainly in reserves for the terrorist attacks of September 11, 2001 on the Pentagon and the hijacked airliner that crashed in Pennsylvania, and in the ocean marine line of business due to a lower than expected emergence of losses in the 1998-2001 accident years.
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
The following table sets forth the reconciliation of the consolidated net liability for losses and loss adjustment expenses based on statutory accounting principles for the domestic insurance companies to the consolidated amounts based on accounting principles generally accepted in the United States of America (“GAAP”) as of December 31, 2006, 2005 and 2004:

	Year ended December 31,
	2006	2005	2004
	(In thousands)
Net liability for losses and loss adjustment expenses reported based on statutory accounting principles	$275,296	$267,955	$240,376
Liability for losses and loss adjustment expenses assumed from two former pool members (excludes $3,379, $3,000 and $3,096 at December 31, 2006, 2005 and 2004, accounted for in the statutory liability for losses and loss adjustment expenses)	9,438	11,609	9,786
Other, net	8,207	9,653	5,317

Net liability for losses and loss adjustment expenses reported based on GAAP	292,941	289,217	255,479
Ceded liability for unpaid losses and loss adjustment expenses	286,238	299,648	247,782

Gross liability for unpaid losses and loss adjustment expenses	$579,179	$588,865	$503,261

Regulation
The Company’s domestic insurance companies are regulated by the insurance regulatory agencies of the states in which they are authorized to do business. New York Marine is licensed to engage in the insurance business in all states. Gotham is permitted to write excess and surplus lines insurance on a non-admitted basis in all states other than New York. Gotham is licensed to engage in the insurance business in the state of New York and, as such, cannot write excess and surplus business in that state. Southwest Marine is licensed to engage in the insurance business only in Arizona.
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
The domestic insurance company subsidiaries also file statutory financial statements with each state in the format specified by the NAIC. The NAIC provides accounting guidelines for companies to file statutory financial statements and provides minimum solvency standards for all companies in the form of risk-based capital requirements. The authorized control level of risk based capital for New York Marine, Gotham and Southwest were $40.1 million, $5.4 million and $0.1 million at December 31, 2006, respectively. The policyholders’ surplus (the statutory equivalent of net worth) of each of the domestic insurance companies is above the minimum amount required by the NAIC.
The NAIC’s project to codify statutory accounting principles was approved by the NAIC in 1998. The purpose of codification was to provide a comprehensive basis of accounting for reporting to state insurance departments. The approval of codified accounting rules included a provision for the state insurance commissioners to modify such accounting rules by practices prescribed or permitted for insurers in their state. For the insurance companies domiciled in the State of New York there were no differences that impacted the Company’s statutory financial statements in 2006, 2005 or 2004 between New York’s prescribed accounting practices and those approved by the NAIC.
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
New York Marine and Gotham are subject to examination by the Insurance Department of the State of New York. The examinations of New York insurance companies normally occur every three to five years. Their most recent report on examinations were for the year ended December 31, 2000. There were no significant adjustments which resulted from those examinations. New York Marine’s and Gotham’s financial statements for the years 2001 through 2005 are currently under examination by the Insurance Department of the State of New York, and we expect that a report of these examinations will be issued in 2007. Southwest Marine is subject to examination by the Arizona Department of Insurance, but because it was only recently authorized to engage in the insurance business in Arizona, we do not expect it to be examined for several years.
The following table shows, for the periods indicated, the Company’s consolidated domestic insurance companies’ statutory ratios of net premiums written (gross premiums less premiums ceded) to policyholders’ surplus:

	Year ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Net premiums written	$154,860	$133,892	$137,128	$98,307	$106,140
Policyholders’ surplus	197,289	186,848	181,633	186,325	180,394

Ratio	.78 to 1	.72 to 1	.75 to 1	.53 to 1	.59 to 1
While there are no statutory requirements applicable to the Company which establish permissible premium to surplus ratios, guidelines established by the NAIC provide that the statutory net premiums written to surplus ratio should be no greater than 3 to 1. The Company is well within those guidelines.
NYMAGIC’s principal source of income is dividends from its subsidiaries, which are used for payment of operating expenses, including interest expense, loan repayments and payment of dividends to NYMAGIC’s shareholders. The maximum amount of dividends that may be paid to NYMAGIC by the domestic insurance company subsidiaries is limited to the lesser of 10% of policyholders’ surplus or 100% of adjusted net investment income, as defined under New York Insurance Law. Within this limitation, the maximum amount which could be paid to the Company out of the domestic insurance companies’ surplus to the holding company was approximately $19.6 million as of December 31, 2006.
The Company’s subsidiaries have paid dividends to the Company of $13.2 million, $8.5 million and $15.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Included within these amounts were extraordinary dividends of $0, $0, and $15 million for 2006, 2005 and 2004, respectively.
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

Several states have established guaranty funds which serve to provide the assured with payments due under policies issued by insurance companies that have become insolvent. Insurance companies that are authorized to write in states are assessed a fee, normally based on direct writings in a particular state, to cover any payments made or to be made by guaranty funds. New York Marine and Gotham are subject to such assessments in the various states. The amounts paid for such assessments were approximately $330,000, $194,000 and $185,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
The Terrorism Risk Insurance Act of 2002 (“TRIA”) became effective on November 26, 2002 and has been extended through December 31, 2007. TRIA applies to all licensed and surplus lines insurers doing business in the United States, including Lloyd’s and foreign insurers, who are writing commercial property or casualty insurance. Under TRIA, the federal government will provide the insurance industry with assistance in the event there is a loss from certain acts of terrorism. Each insurer has an insurer deductible under TRIA, which is based upon the prior year’s direct commercial earned premiums. For 2006, that deductible was 17.5% of direct commercial earned premiums in 2005. In 2006 for losses exceeding the insurer deductible, the federal government will reimburse the insurer for 90% of insured losses, while the insurer retains 10%. In 2007 the federal government will reimburse the insurer for 85% of insured losses while the insurer retains 15%. The Company’s insurer deductible under TRIA would have been approximately $21 million in 2005, $25 million in 2006 and $24 million in 2007.
The TRIA will assist the Company to mitigate our exposure in the event of loss from an act of terrorism. In addition, part of the insurer deductible might be satisfied by recoveries under the Company’s existing reinsurance program. In 2005 the Company further minimized its potential loss from an act of terrorism by purchasing reinsurance protection for a one year period covering a limit of $12,000,000 in excess of the first $4,000,000 retained losses to the Company arising from terrorist acts. The Company elected not to purchase such reinsurance for 2006 or 2007.
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
The investment policy for NYMAGIC as of December 31, 2006 was as follows:
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

The investment policy for New York Marine as of December 31, 2006 was as follows:
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
Fixed Income Portfolio: Obligations of the U.S. Government, its instrumentalities, and government sponsored agencies will not be restricted as to amount or maturity. At least 75% of the corporate and tax-exempt investments in the fixed income portfolio will be restricted to those obligations rated, at a minimum, Baa3 by Moody’s or BBB- by S&P. For purposes of this calculation, the liquidity portfolio also will be included. Concentration will not exceed 5% of policyholder’s surplus at the time of purchase as last reported to the New York State Insurance Department. However, individual investments in floating rate super senior mortgages rated AAA by S&P, will not exceed 15% of policyholders’ surplus and collectively will not exceed 50% of total invested assets. For those securities with fixed interest rates, maturities will not exceed 30 years from date of purchase. At least 75% of the investments in asset backed securities shall similarly be rated, at a minimum, Baa3 by Moody’s or BBB- by S&P. Individual issues will be restricted to 5% of policyholders’ surplus at the time of purchase as last reported to the New York State Insurance Department. For those securities with fixed interest rates, maturities will not exceed 30 years from date of purchase. At least 75% of preferred stock investments with sinking funds will, at a minimum, be rated Baa3 by Moody’s or BBB- by S&P. Individual issues will be limited to 5% of policyholder’s surplus.
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
The investment policy of Gotham is identical to that of New York Marine, except that at least $5,000,000 will be maintained in the liquidity portfolio. The investment policy for Southwest Marine is that it is authorized to invest only in investment grade publicly traded securities.
The following sets forth the allocation of our investment portfolio as of the dates indicated:

	December 31, 2006	Percent	December 31, 2005	Percent
Fixed Maturities Available for Sale (Fair Value):

U.S. Treasury Securities	$11,042,269	1.66%	$10,391,615	1.67%
Municipalities	7,802,878	1.18%	7,804,938	1.25%
Corporate Bonds	308,721,378	46.43%	231,751,734	37.24%

Subtotal	$327,566,525	49.27%	$249,948,287	40.16%

Trading Securities (Fair Value)
Collateralized Debt Obligations	—	—	128,348,213	20.62%

Total Fixed Maturities and Trading Portfolio	$327,566,525	49.27%	$378,296,500	60.78%

Cash and Short-term Investments (at Cost)	154,980,856	23.31%	104,516,979	16.79%

Total Fixed Maturities, Cash and Short-term Investments	$482,547,381	72.58%	$482,813,479	77.57%

Limited Partnership Hedge Funds (at Equity)	182,324,313	27.42%	139,590,758	22.43%

Total Investment Portfolio	$664,871,694	100.00%	$622,404,237	100.00%

Relationship with Mariner Partners, Inc.
The Company’s investments are monitored by management and the Finance Committee of the Board of Directors. The Company entered into an investment management agreement with Mariner Partners, Inc. (“Mariner”) effective October 1, 2002 that was amended and restated on December 6, 2002. As described in more detail under “Mariner Investment Management Agreement,” under the terms of the agreement, Mariner manages the Company’s, New York Marine’s and Gotham’s investment portfolios. Fees to be paid to Mariner are based on a percentage of the investment portfolio as follows: .20% of liquid assets, .30% of fixed maturity investments and 1.25% of hedge fund (limited partnership) investments. William J. Michaelcheck, a director of the Company, is the Chairman and the beneficial owner of a substantial amount of the stock of Mariner. George R. Trumbull, Chairman, and a director of the Company, A. George Kallop, President and Chief Executive Officer and a director of the Company, and William D. Shaw, Jr., Vice Chairman and a director of the Company, are also associated with Mariner.
Mariner also entered into a voting agreement with Mark W. Blackman, Blackman Investments, LLC (now Lionshead Investments, LLC) and certain trusts and foundations affiliated with Louise B. Tollefson, of which Robert G. Simses, a director of the Company, is trustee, on February 20, 2002. As described in more detail under “Voting Agreement,” Mariner, with the approval of two of the three voting agreement participating shareholders, is generally authorized to vote all of the common shares covered by the voting agreement, which constituted approximately 15% of the Company’s issued and outstanding shares of common stock as of March 1, 2007.
The voting agreement also gives Mariner the right to purchase up to 1,350,000 shares of the Company’s common stock from the voting agreement participating shareholders. The option exercise price per share is based on the date the option is exercised. At the time the voting agreement was signed, the option exercise price was $19.00, with the exercise price increasing $0.25 per share every three months, subject to deduction for dividends paid. The exercise price of the option as of March 1, 2007 was $22.90. Generally, Mariner’s option will expire 30 days after the termination of the voting agreement, which is scheduled to terminate on December 31, 2010, if not terminated earlier.
Voting Agreement
On February 20, 2002, shareholders who are affiliated with the Blackman/Tollefson family entered into a voting agreement with Mariner which affected approximately 15% of the voting power of NYMAGIC as of March 1, 2007.
Mariner is an investment management company founded by William J. Michaelcheck, a member of our Board of Directors. Mr. Michaelcheck is the beneficial owner of a substantial amount of the stock of Mariner. One of Mariner’s wholly-owned subsidiaries, Mariner Investment Group, Inc., which we refer to as the Mariner Group, was founded in 1992 and, together with its affiliates, provides investment management services to investment funds, reinsurance companies and a limited number of institutional managed accounts. The Mariner Group has been a registered investment adviser since May 2003.
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
Amendments to the Voting Agreement
The voting agreement provides that it may be amended or extended by the unanimous written consent of the participating shareholders and Mariner. The voting agreement was amended on January 27, 2003 to extend the duration of the agreement from February 15, 2005 to February

15, 2007 in order to provide Mariner with additional time to improve the performance of NYMAGIC, and in order to allow for the appointment of an eleventh director and David W. Young was chosen for this newly created Board position. Mr. Young is affiliated with Conning Capital Partners VI, L.P., which owns 500,000 shares of our common stock and options to purchase an additional 400,000 shares of our common stock and which we refer to as Conning. The voting agreement was further amended on March 12, 2003 to allow for the appointment of a twelfth director and John T. Baily was chosen for this newly created Board position. In addition, as discussed under “Transferability of NYMAGIC Shares,” a limited waiver was agreed with respect to certain transferability restrictions.
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
Election of Directors
Provided that the candidates of the participating shareholders would not be legally disqualified from serving as directors of NYMAGIC, Mariner is required to vote all shares that are subject to the amended and restated voting agreement in favor of the election of those candidates, or any successor or replacement candidates, nominated by the participating shareholders. Mariner is not permitted to vote the shares subject to the amended and restated voting agreement to remove any director nominated by a participating shareholder without the consent of that participating shareholder. In accordance with the general voting provisions discussed above under the heading “Voting Rights of Mariner,” Mariner is permitted to vote the shares subject to the amended and restated voting agreement to elect its own candidates only with the written approval of two of the three participating shareholders. In connection with the election of directors at the annual meeting of shareholders in 2006, all three of the participating shareholders approved the voting of those shares to elect the three candidates nominated by Mariner.
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
On March 1, 2007, John R. Anderson, Glenn Angiolillo, John T. Baily, A. George Kallop, David E. Hoffman, William J. Michaelcheck, William D. Shaw, Jr., Robert G. Simses, George R. Trumbull, III, Glenn R. Yanoff and David W. Young were nominated for election to the Board at the next annual meeting of shareholders.
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
The option exercise price per share is based on the date the option is exercised. At the time the voting agreement was signed, the option exercise price was $19.00, with the exercise price increasing $0.25 per share every three months. The initial exercise price of $19.00 was approximately equal to the mid-point of the market price of our common stock and the book value of our common stock during the period in which the voting agreement was negotiated. The final exercise price, for exercises between November 15, 2010 and December 31, 2010 is $27.75 per share. The exercise price will be adjusted by deducting the cumulative amount of dividends paid by us in respect of each share of its common stock from January 31, 2003 through the date Mariner exercises its option. This option was granted with the intention of aligning Mariner’s interests with the interests of all of our shareholders. The exercise price of the option as of March 1, 2007 was $22.90 per share.

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
On April 4, 2002, Mariner entered into an agreement with each of William D. Shaw, Jr., the Company’s Vice Chairman, and A. George Kallop, the Company’s President and Chief Executive Officer, whereby Mariner agreed to hold a portion of the option covering 315,000 shares of NYMAGIC as nominee for each of Mr. Shaw and Mr. Kallop. Effective January 1, 2005, Mr. Shaw waived his interest in the option covering 315,000 shares of NYMAGIC and became a shareholder of Mariner. On April 12, 2005, Mariner and George R. Trumbull, the Company’s Chairman, entered into an agreement pursuant to which Mariner agreed to hold a portion of the option covering 450,000 shares of NYMAGIC as nominee for Mr. Trumbull, and on October 12, 2005 they amended the agreement by reducing the number of option shares to 337,500. On October 12, 2005 Mariner and Mr. Kallop amended their agreement by reducing the number of option shares to 236,250.
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
Mariner Investment Management Arrangement
In addition to the voting agreement, Mariner entered into an investment management agreement with NYMAGIC, New York Marine and Gotham effective October 1, 2002, which was amended and restated on December 6, 2002. Under the terms of the investment management agreement, Mariner manages the Company’s, New York Marine’s and Gotham’s investment portfolios. Mariner may purchase, sell, redeem, invest, reinvest or otherwise trade securities on behalf of the Company. Mariner may, among other things, exercise conversion or subscription rights, vote proxies, select broker dealers and value securities and assets of the Company. Under the terms of the investment management agreement the Company’s investments have been reallocated into the following three categories:
•	the liquidity portfolio (cash management);

•	the fixed-income portfolio (fixed-income investments); and,

•	the hedge fund and equity portfolio (alternative investment vehicles and common and preferred equities).
The investment management agreements do not have specific duration periods and may be terminated by either party on 30 days’ prior written notice. Fees to be paid to Mariner under the investment management agreement are based on a percentage of the investment portfolio as follows: 0.20% of liquid assets, 0.30% of fixed maturity investments and 1.25% of hedge fund (limited partnership) investments.

A proposed investment management agreement between Southwest Marine and the Mariner Group, which is virtually identical to the investment management agreement between the Company and Mariner, is currently pending approval by the Arizona Department of Insurance. We incurred Mariner investment expenses of $2,887,985, $3,356,928 and $3,165,030 pursuant to the investment management agreement in 2006, 2005 and 2004, respectively. Assuming these agreements are in effect in 2007, the Company anticipates incurring Mariner investment expenses of approximately $3.3 million. In the event that assets in the hedge fund and equity portfolio are invested in alternative investment vehicles managed by Mariner or any of its affiliates, the 1.25% advisory fee is waived with respect to those investments, although any fees imposed by the investment vehicles themselves are nonetheless payable.
In 2003, the Company entered into a limited partnership hedge fund (Tiptree) that invests in Collateralized Debt Obligations (CDO) securities, Credit Related Structured Products (CRS) securities and other structured products that are structured, managed or advised by a Mariner affiliated company. In 2003, the Company made an investment of $11.0 million, representing a 100% interest in Tiptree, which is consolidated in the Company’s financial statements through August 1, 2006. Additional investments of $2.7 million and $4.65 million were made in Tiptree in 2005 and 2004, respectively. The Company is committed to providing an additional $16.7 million, or a total of approximately $35 million, in capital to this limited partnership. On August 18, 2006, the Company entered into an Amended and Restated Limited Partnership Agreement of Tricadia CDO Fund, L.P. (“Tricadia”), effective as of August 1, 2006, with Tricadia Capital, LLC, the general partner, and the limited partners named therein (the “Amended Agreement”) to amend and restate the Limited Partnership Agreement of Mariner Tiptree (CDO) Fund, I, L.P. entered into in 2003 (the “Original Agreement”). The Amended Agreement changed the name of the partnership, amended and restated in its entirety the Original Agreement and provides for the continuation of the partnership under applicable law upon the terms and conditions of the Amended Agreement. The Amended Agreement, among other items, substantially changed the fee income structure as well as provides for the potential conversion of limited partnership interests to equity interests. The fee income was changed in the Amended Agreement from 50% of the fee received by the investment manager in connection with the management of CDOs in Tricadia to a percentage equal to the pro-rata portion of the CDO equity interest held by Tricadia. In no event, however, will the fee be less than 12.5%. The Amended Agreement also provided for an additional CDO fee to be determined based upon the management fees earned by the investment manager. As a result of these substantial changes to the Original Agreement, the Company has effectively deconsolidated Tricadia, formerly known as Tiptree, from its financial statements as of August 1, 2006 and has included Tricadia as a limited partnership investment at equity in the financial statements as of December 31, 2006. Investment expenses incurred and payable under the Tiptree agreement at December 31, 2006 and December 31, 2005 amounted to $792,144 and $437,842, respectively, and were based upon the fair value of those securities held and sold during 2006 and 2005, respectively. This agreement also provides for other fees payable to the manager based upon the operations of the hedge fund. There were no other fees incurred through December 31, 2006.
William J. Michaelcheck, a director of the Company, is the Chairman of Mariner and is the beneficial owner of a substantial amount of the stock of Mariner. George R. Trumbull, Chairman and a director of the Company, A. George Kallop, President and Chief Executive Officer and a director of the Company, and William D. Shaw, Jr., Vice Chairman and a director of the Company, are also associated with Mariner. Currently, Mr. Shaw is a shareholder of Mariner and Messrs. Trumbull and Kallop have contractual relationships with Mariner relating to consulting services. The Company has a consulting agreement with William D. Shaw, Jr. pursuant to which it paid him $100,000 in 2006 as well as a bonus of $25,000 and 1,000 shares of the Company’s Common Stock in 2007 for consulting services relating to the Company’s managing its relations with the investment community and other managerial advice and counsel in 2006. As noted above, pursuant to the amended and restated voting agreement, Mariner controlled the vote of approximately 15% of NYMAGIC’s outstanding voting securities as of March 1, 2007.
The Company believes that the terms of the investment management agreements are no less favorable to NYMAGIC and its subsidiaries than the terms that would be obtained from an unaffiliated investment manager for the services provided. The investment management fees paid to Mariner were arrived at through negotiations between the Company and Mariner. All then current directors participated in the discussion of the 2002 investment management agreement. In accordance with the Company’s conflict of interest policy, the investment management agreement was approved by an independent committee of the Company’s Board of Directors, which consisted of all directors who were neither Mariner affiliates nor participating shareholders under the voting agreement. Thereafter, the investment management agreement was approved by the entire Board of Directors. Under the provisions of the New York insurance holding company statute, because of the control relationship between Mariner and New York Marine and Gotham, the investment management agreement was submitted for review by the New York State Insurance Department, which examined, among other things, whether its terms were fair and equitable and whether the fees for services were reasonable. Upon completion of that review, the investment management agreement was found to be non-objectionable by the Department. Upon a finding of its non-objectionability by the Arizona Department of Insurance the investment management agreement between the Mariner Group and Southwest Marine, will be submitted to an independent committee of the Board of Directors for approval.
Subsidiaries
NYMAGIC was formed in 1989 to serve as a holding company for the subsidiary insurance companies. NYMAGIC’s largest insurance company subsidiary is New York Marine which was formed in 1972. Gotham was organized in 1986 as a means of expanding into the excess and surplus lines marketplace in states other than New York and Southwest Marine was organized in 2005 as a means of expanding into excess and surplus lines in New York. New York Marine and Gotham entered into a Reinsurance Agreement, effective January 1, 1987, under the terms of which Gotham cedes 100% of its gross direct business to New York Marine and assumes 15% of New York Marine’s total retained business, beginning with the 1987 policy year. Accordingly, for policy year 1987 and subsequent, Gotham’s underwriting statistics are similar to New York Marine’s. As of December 31, 2006, 75% and 25% of Gotham’s common stock is owned by New York Marine and NYMAGIC, respectively. Southwest Marine and New York Marine entered into a reinsurance agreement effective January 1, 2007, under the terms of which, New York Marine cedes 5% of its gross direct business to Southwest Marine. 100% of Southwest Marine’s stock is owned by New York Marine.
Gotham does not assume or cede business to or from other insurance companies. As of December 31, 2006, New York Marine had aggregate receivables due from Gotham of approximately $45 million, or 25% of New York Marine’s policyholders’ surplus. Gotham had aggregate reinsurance receivables due from New York Marine, as of December 31, 2006, of approximately $71 million, or 110% of Gotham’s policyholders’ surplus.
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
MMO EU was formed in 1997 as a holding company for MMO UK and was liquidated in February 2007.
The Company has been a 100% limited partner in Tiptree, now Tricadia, that invests in CDO securities, CRS securities and other structured product securities, but because the limited partnership agreement was amended and restated in 2006 the Company ceased consolidating this investment as of August 1, 2006.
Competition
The insurance industry is highly competitive and the companies, both domestic and foreign, against which the Company competes, are often larger and could have greater capital resources than the Company and the pools. The Company’s principal methods of competition are pricing and responsiveness to the individual insured’s coverage requirements.
We compete in the United States and international markets with domestic and international insurance companies. In the area of our primary focus, ocean marine liability, there are approximately 50 insurance companies writing almost $2.9 billion in annual premiums for ocean, drill rig, hull, war, cargo and other marine liability. Our main competitors and their respective shares of this market, as determined by Best’s Aggregates and Averages, 2006 Edition (which used 2005 data), are: American International Group, 12.1%; St. Paul Travelers Group, 9.7%; GE Insurance Solutions Group, 9.1%; ACE INA Group, 8.4%; CNA Insurance Companies, 8.1%; Chubb Group of Insurance Companies, 6.0%; Allianz of America, Inc., 6.0%; American Steamship Owners Mutual, 4.7%; White Mountains Insurance Group, 4.5%; and Navigators Insurance Group, 2.9%. Our market share is approximately 2.4%. We also write opportunistic excess and surplus property and casualty insurance programs for professional liability, commercial real estate, employment practices liability, surety, excess worker’s compensation and commercial automobiles, but given the magnitude of these markets our market share is insignificant.
The Company believes it can successfully compete against other companies in the insurance market due to its philosophy of underwriting quality insurance, its reputation as a conservative well-capitalized insurer and its willingness to forego unprofitable business.
Employees
The Company currently employs 146 persons, of whom 27 are insurance underwriters. None of our employees is covered by a collective bargaining agreement and management considers the relationship with our employees to be good.
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

The Company’s Corporate Governance Guidelines and the charters of the Audit, Human Resources and Nominating/Corporate Governance Committees of the Company’s Board of Directors and the Company’s Code of Ethics for Senior Executive and Financial Officers as well as its Code of Business Conduct and Ethics for Directors, Officers and Employees are available on the Company’s Internet web site www.nymagic.com and are available in print to any shareholder upon request to the Corporate Secretary, NYMAGIC, INC. 919 Third Avenue, 10th Floor, New York, NY 10022.
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
Exposure to catastrophe or severity losses in loss reserves.
We are required to maintain reserves to cover our estimated ultimate liability of losses and loss adjustment expenses for both reported and unreported claims incurred. These reserves are only estimates of what we think the settlement and administration of claims will cost based on our assumptions and facts and circumstances known to us. The low frequency and high severity of many of the risks we insure coupled with the protracted settlement period make it difficult to assess the overall adequacy of our loss reserves. Because of the uncertainties that surround estimating loss reserves and loss adjustment expenses, we cannot be certain that ultimate losses will not exceed these estimates of losses and loss adjustment reserves. The level of catastrophe losses has fluctuated in the past and may fluctuate in the future. In 2005 the Company incurred significant catastrophe losses from hurricanes Katrina and Rita. After tax losses resulting from catastrophes in 2006, 2005 and 2004 amounted to $0.7 million, $13.9 million and $2.9 million, respectively. If our reserves were insufficient to cover our actual losses and loss adjustment expenses, we would have to augment our reserves and incur a charge to our earnings. These charges could be material.
Decreases in rates or changes in terms for property and casualty insurance could reduce our net income.
We write property and casualty insurance. The property and casualty industry historically has been highly cyclical. Rates for property and casualty insurance are influenced primarily by factors that are outside of our control, including competition and the amount of available capital and surplus in the industry. For example, the substantial losses in the insurance industry arising from the events of September 11, 2001 caused rates in the insurance industry to rise. However, new capital has since flowed into the insurance industry. To the extent that more capital is available, there may be downward pressure on premium rates as a result of increased supply. These factors affecting rates for the industry in general impact the rates we are able to charge. Any significant decrease in the rates for property and casualty insurance could reduce our net income. While rates impact our net income, there is not necessarily a direct correlation between the level of rate increases or decreases and net income because other factors, such as the amount of catastrophe losses and the amount of expenses, also affect net income. Even as rates rise, the percentage average rate increases can fluctuate greatly and be difficult to predict. Prevailing policy terms and conditions in the property and casualty insurance market are also highly cyclical. Changes in terms and conditions unfavorable to insurers, which tend to be correlated with declining rates, could further reduce our net income.

If rating agencies downgrade their ratings of our insurance company subsidiaries, our future prospects for growth and profitability could be significantly and adversely affected.
New York Marine and Gotham each currently holds an A (“Excellent”) and Southwest Marine holds an A- (“Excellent”) financial strength rating from A.M. Best Company. These are the third and fourth highest of fifteen rating levels within A.M. Best’s classification system. Financial strength ratings are used by insureds, insurance brokers and reinsurers as an important means of assessing the financial strength and quality of insurers. Any downgrade or withdrawal of our subsidiaries’ ratings might adversely affect our ability to market our insurance products or might increase our reinsurance costs and would have a significant and adverse effect on our future prospects for growth and profitability.
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
We are dependent on our key personnel.
Our success has been, and will continue to be, dependent on our ability to retain the services of our existing key executive officers and to attract and retain additional qualified personnel in the future. We consider our key officers to be George Kallop, our President and Chief Executive Officer, George Sutcliffe, our senior vice president-claims, Paul Hart, our senior vice president, general counsel and secretary, Thomas Iacopelli, our senior vice president, chief financial officer and treasurer, Mark Blackman, our executive vice president and chief underwriting officer, and David Hamel, our controller. In addition, our underwriting staff is critical to our success in the production of business. While we do not consider any of our key executive officers or underwriters to be irreplaceable, the loss of the services of any of our key executive officers or underwriters or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct our business, for example, by causing disruptions and delays as workload is shifted to existing or new employees.
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
Our investment portfolio consists of fixed income securities including mortgage backed securities, short-term U.S. government-backed fixed income securities and a diversified portfolio of hedge funds. Both the fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions.
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
We are subject to extensive regulation under U.S. state insurance laws. Specifically, New York Marine and Gotham are subject to the laws and regulations of the State of New York and to the regulation and supervision of the New York State Department of Insurance. Southwest Marine is subject to the laws and regulations of the State of Arizona and to the regulation and supervision of the Arizona Department of Insurance. In addition, each of New York Marine, Gotham and Southwest Marine is subject to the regulation and supervision of the insurance department of each state in which it is admitted to do business. Insurance laws and regulations typically govern most aspects of an insurance company’s operations.

In addition, state legislatures and state insurance regulators continually reexamine existing laws and regulations and may impose changes that could materially adversely affect our business.
Computer system risks
We rely on our computer systems to accumulate data in order to quote new and existing business, record loss reserves, pay claims and maintain historical statistical information. In the event that such systems do not operate as intended, we could suffer from the inability to quote business or pay claims in a timely manner.
Failure to comply with insurance laws and regulations could have a material adverse effect on our business.
While we endeavor to comply with all applicable insurance laws and regulations, we cannot assure you that we have or can maintain all required licenses and approvals or that our business fully complies with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations. Each of New York Marine, Gotham and Southwest Marine must maintain a license in each state in which it intends to issue insurance policies or contracts on an admitted basis. Regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or monetarily penalize us. These types of actions could have a material adverse effect on our business, including preventing New York Marine, Gotham or Southwest Marine from writing insurance on an admitted basis in a state that revokes or suspends its license.
Our holding company structure could prevent us from paying dividends on our common stock.
NYMAGIC is a holding company whose most significant assets consist of the stock of its operating subsidiaries. Thus, our ability to pay dividends on our common stock in the future may be dependent on the earnings and cash flows of our subsidiaries and the ability of the subsidiaries to pay dividends or to advance or repay funds to us. This ability is subject to general economic, financial, competitive, regulatory and other factors beyond our control. As discussed above, payment of dividends and advances and repayments from our operating subsidiaries are regulated by the state insurance laws and regulatory restrictions. Accordingly, our operating subsidiaries may not be able to pay dividends or advance or repay funds to us in the future, which could prevent us from paying dividends on our common stock.
Because of the concentration of the ownership of, and the thin trading in, our common stock, you may have difficulties in selling shares of our common stock.
Currently, the ownership of our stock is highly concentrated. Historically, the trading market in our common stock has been thin. In 2004 our average monthly trading volume was 172,667 shares. In 2005 our average monthly trading volume was 213,000 shares. In 2006 our average monthly trading volume was 448,000 shares. In 2004, we had no days on which none of our shares traded, in 2005 we had three days on which none of our shares traded and in 2006 we had two days on which none of our shares traded. We cannot assure you that the trading market for our common stock will become more active on a sustained basis. Therefore, you may have difficulties in selling shares of our common stock.
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
Several of our shareholders, together with some of their affiliates, have entered into a voting agreement with Mariner which will last until December 31, 2010, unless terminated earlier. This voting agreement authorizes Mariner, with the approval of any two of three participating shareholders under the voting agreement, to vote all the shares covered by the agreement. Among other matters, the voting agreement addresses the composition of our board of directors. The shares covered by the voting agreement currently represent approximately 15% of our outstanding shares of common stock as of March 1, 2007. As a result, to the extent that those shares are voted by Mariner in accordance with the voting agreement, Mariner and the participating shareholders could significantly influence most matters on which our shareholders have the right to vote. This means that other shareholders may have less of an ability to impact voting decisions than they would have if they made a comparable investment in a company that did not have a concentrated block of shares subject to a voting agreement.
The voting agreement and the concentration of our stock ownership in the hands of a few shareholders could impede a change of control and could make it more difficult to effect a change in our management.
Because approximately 15% of our currently outstanding stock is subject to the voting agreement, it may be difficult for anyone to effect a change of control that is not approved by the parties to the voting agreement. Even if the participating shareholders were to terminate the voting agreement, their collective share ownership would still be substantial, so that they could choose to vote in a similar fashion on a change of control and have a significant impact on the outcome of the voting. And, even without taking into account the voting agreement, the participating shareholders and our directors and executive officers beneficially own approximately 35% of our issued and outstanding common stock as of March 1, 2007. The voting agreement and the concentration of our stock ownership could impede a change of control of NYMAGIC that is not approved by the participating shareholders and which may be beneficial to shareholders who are not parties to the voting agreement. In addition, because the voting agreement, together with the concentration of ownership, results in the major shareholders determining the composition of our Board of Directors, it also may be more difficult for other shareholders to attempt to cause current management to be removed or replaced.
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
Item 3. Legal Proceedings
The Company previously entered into reinsurance contracts with a reinsurer that is now in liquidation. On October 23, 2003, the Company was served with a Notice to Defend and a Complaint by the Insurance Commissioner of the Commonwealth of Pennsylvania, who is the liquidator of this reinsurer, alleging that approximately $3 million in reinsurance claims paid to the Company in 2000 and 2001 by the reinsurer are voidable preferences and are therefore subject to recovery by the liquidator. The claim was subsequently revised by the liquidator to approximately $2 million. The Company filed Preliminary Objections to Plaintiff’s Complaint, denying that the payments are voidable preferences and asserting affirmative defenses. These Preliminary Objections were overruled on May 24, 2005 and the Company filed its Answer in the proceedings on June 15, 2005. On December 7, 2006 the liquidator filed a motion of summary judgment to which the Company responded on December 19, 2006 by moving for a stay, pending the resolution of a similar case currently pending before the Supreme Court of the Commonwealth of Pennsylvania. No trial date has been set for this matter, but the Company intends to defend itself vigorously in connection with this lawsuit. The Company believes it has strong defenses against these claims; however, there can be no assurance as to the outcome of this litigation.
On February 8, 2005 the Company and the individual members of its Board of Directors were served with a purported shareholder derivative action lawsuit brought in New York Supreme Court, Queens County, relating to the Company’s purchase on January 7, 2005 of approximately 1.1 million shares of its common stock from certain members of, or trusts controlled by certain members of, the family of John N. Blackman, the Company’s founder. The complaint which was brought by one of our shareholders, Linda Parnes, who together with Alan Russell Kahn, owns 100 shares of the Company’s common stock, alleged that the Board of Directors breached their fiduciary duty, wasted corporate assets and abused their control over the Company by paying an excessive price for the shares. The plaintiff sought damages against members of the

Board of Directors and rescission of the purchase. The Complaint was dismissed pursuant to an order entered on September 12, 2005 and Plaintiff filed a Notice of Appeal on October 9, 2005. The plaintiff failed timely to perfect her appeal, and on December 1, 2006 advised counsel for the Company that she was not pursuing her appeal.
Item 4. Submission of Matters to a Vote of Security Holders
The Company did not submit any matters to a vote of security holders during the fourth quarter of 2006.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock trades on the New York Stock Exchange (NYSE Symbol: NYM). The following table sets forth high and low sales prices of the common stock for the periods indicated as reported on the New York Stock Exchange composite transaction tape.

	2006		2005
	High	Low	High	Low
First Quarter	$29.99	$24.30	$25.10	$22.11
Second Quarter	32.80	27.09	24.75	20.24
Third Quarter	32.99	27.85	25.73	23.02
Fourth Quarter	37.50	30.28	26.75	23.85
As of March 1, 2007, there were 56 shareholders of record. However, management believes there were approximately 5,427 beneficial owners of NYMAGIC’s common stock as of February 28, 2007.
Dividend Policy
The Company declared a dividend of six cents per share to shareholders of record in March, June, September and December in each of 2004 and 2005 and in March 2006, and a dividend of eight cents per share to shareholders of record in June, September and December of 2006. For a description of restrictions on the ability of the Company’s insurance subsidiaries to transfer funds to the Company in the form of dividends, see “Business — Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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
OPERATING DATA

	Year ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)
Revenues:
Net premiums earned	$151,834	$134,557	$116,333	$96,394	$113,457
Net investment income	47,897	36,060	23,679	22,394	15,821
Commission income	542	1,198	461	(230)	1,549
Net realized investment gains (losses)	(402)	(805)	678	550	8,456
Other income	596	334	1,790	1,688	186

Total revenues	$200,467	$171,344	$142,941	$120,796	$139,469

Expenses:
Net losses and loss adjustment expenses incurred	$86,136	$92,290	$66,558	$55,715	$73,356
Policy acquisition expenses	31,336	30,491	25,166	19,430	18,899
General and administrative expenses	31,402	27,183	23,247	19,428	18,373
Interest expense	6,712	6,679	5,353	26	575

Total expenses	$155,586	$156,643	$120,324	$94,599	$111,203

Income before income taxes	$44,881	$14,701	$22,617	$26,197	$28,266

Income taxes expense (benefit)
Current	16,777	6,152	3,835	8,987	(4,869)
Deferred	(1,746)	(1,152)	4,151	117	4,425

	15,031	5,000	7,986	9,104	(444)

Net income	$29,850	$9,701	$14,631	$17,093	$28,710

BASIC EARNINGS PER SHARE:

Weighted average shares outstanding	8,807	8,734	9,736	9,673	9,277
Basic earnings per share	$3.39	$1.11	$1.50	$1.77	$3.09

DILUTED EARNINGS PER SHARE:

Weighted average shares outstanding	9,177	8,918	9,916	9,828	9,309
Diluted earnings per share	$3.25	$1.09	$1.48	$1.74	$3.08

Dividends declared per share	$.30	$.24	$.24	$.24	$.00

BALANCE SHEET DATA:

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Total cash and investments	$664,872	$622,404	$630,872	$519,642	$430,470
Total assets	1,119,296	1,090,419	997,094	875,125	824,007
Unpaid losses and loss adjustment expenses	579,179	588,865	503,261	518,930	516,002
Notes payable	100,000	100,000	100,000	—	6,220
Total shareholders’ equity	270,700	239,284	258,118	244,291	220,953
Book value per share	$29.14	$26.44	$25.91	$24.47	$23.54
For a description of factors that materially affect the comparability of the information reflected in the Selected Financial Data, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Highlights-2006 year
•	Net income of $29.9 million or $3.25 per diluted share

•	Gross premium growth in core lines of 21% over 2005

•	Net investment income growth of 33% over 2005

•	Favorable net loss reserve development reported on prior year loss reserves of $7.6 million

•	Total cash and invested assets of $664.9 million at year end 2006

•	Total shareholders’ equity of $270.7 million, or $29.14 per diluted share

•	Formed business relationships with various program managers to produce additional property and casualty insurance premiums
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

NYMAGIC Gross Premiums Written
By Segment	Year Ended December 31,
	2006		2005		2004
	(Dollars in thousands)
Ocean Marine	$104,876	43%	$105,628	53%	$104,726	57%
Inland Marine/Fire	21,595	9%	25,000	12%	16,878	9%
Other Liability	114,754	48%	69,346	35%	61,688	34%

Subtotal	241,225	100%	199,974	100%	183,292	100%
Run off lines (Aircraft)	84	—	396	—	342	—

Total	$241,309	100%	$200,370	100%	$183,634	100%

NYMAGIC Net Premiums Written
By Segment	Year Ended December 31,
	2006		2005		2004
	(Dollars in thousands)
Ocean Marine	$75,243	49%	$70,596	53%	$82,689	60%
Inland Marine/Fire	7,097	4%	8,452	6%	5,255	4%
Other Liability	72,231	47%	54,592	41%	49,190	36%

Subtotal	154,571	100%	133,640	100%	137,134	100%
Run off lines (Aircraft)	289	—	252	—	(6)	—

Total	$154,860	100%	$133,892	100%	$137,128	100%

NYMAGIC Net Premiums Earned
By Segment	Year Ended December 31,
	2006		2005		2004
	(Dollars in thousands)
Ocean Marine	$78,350	52%	$71,688	53%	$76,361	66%
Inland Marine/Fire	7,793	5%	7,340	6%	4,919	4%
Other Liability	65,402	43%	55,277	41%	35,056	30%

Subtotal	151,545	100%	134,305	100%	116,336	100%
Run off lines (Aircraft)	289	—	252	—	(3)	—

Total	$151,834	100%	$134,557	100%	$116,333	100%

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

Year Ended December 31, 2006 as Compared to Year Ended December 31, 2005
Net income for the year ended December 31, 2006 was $29.9 million or $3.25 per diluted share, as compared to $9.7 million, or $1.09 per diluted share, for the year ended December 31, 2005. Net income for 2005 was adversely affected by after-tax losses of $13.9 million from hurricanes Katrina and Rita. Partially offsetting this decrease was an increase in net investment income.
Total revenues for the year ended December 31, 2006 were $200.5 million, up 17%, compared with $171.3 million for the year ended December 31, 2005 primarily reflecting increases in both net premiums earned and net investment income.
Net realized investment losses after taxes for the year ended December 31, 2006 were $262,000, or $.03 per diluted share, compared with $523,000, or $.06 per diluted share, for 2005.
Gross premiums written, net premiums written and net premiums earned for the year ended December 31, 2006 increased by 20%, 16% and 13%, respectively, when compared to 2005.
Premiums for each segment are discussed below:
Ocean marine gross premiums written in 2006 decreased by 1%, primarily reflecting a volume decrease in the hull class of business due to a reduction in unprofitable accounts. Volume decreases were also recorded in the rig class, as a result of the Company’s tighter monitoring of the overall concentration of rig exposures in the Gulf of Mexico. These decreases in production were partially offset by an increase in marine liability production. Substantial rate increases were achieved in the energy class in 2006 followed by smaller increases in rates in certain marine liability policies. However, rates in the other classes of marine business were generally flat to slightly declining when compared to 2005.
Ocean marine net premiums written and net premiums earned for year ended December 31, 2006 increased by 7% and 9% respectively, when compared to 2005. Net written and earned premiums in 2005 were reduced by $14.8 million in reinstatement reinsurance premiums as a result of losses sustained from hurricanes Katrina and Rita. This compares to additional reinstatement reinsurance costs recorded in 2006 on hurricanes Katrina/Rita of $1.1 million
The excess of loss reinsurance market for the marine and energy line of business significantly contracted in 2006, resulting in increases in both reinsurance costs and net loss retentions ($5,000,000 per risk and $6,000,000 per occurrence) to the Company effective January 1, 2006. This compared to a net loss retention of $3,000,000 per risk or occurrence in 2005. As a result of the tightening in the reinsurance market, the Company excluded energy business with exposures in the Gulf of Mexico from its ocean marine reinsurance program for 2006 and opted instead to enter into an 80% quota share reinsurance agreement for this portion of its energy business to reduce the potential impact of catastrophe losses to the Company. The quota share agreement and larger costs of excess of loss reinsurance accounted for a substantial portion of ocean marine ceded written premium in 2006.
Inland marine/fire gross premiums written and net premiums written for the year ended December 31, 2006 decreased by 14% and 16%, respectively, when compared to 2005. Net premiums earned for the year ended December 31, 2006 increased by 6% when compared to 2005. Gross and net writings in 2006 reflect mildly lower market rates when compared to 2005, and declines in production in certain property risks, which were partially offset by increased production in the motor truck cargo class. The increase in net premiums earned in 2006 reflected volume increases achieved in the prior year.
Other liability gross premiums written, net premiums written and net premiums earned for the year ended December 31, 2006 rose by 65%, 32% and 18%, respectively, when compared to 2005. In prior years, the Company issued excess workers’ compensation insurance policies on behalf of certain self-insured workers’ compensation trusts. Specifically, in 2005 the Company wrote a $500,000 layer in excess of each trust’s self insured retention of $500,000 and the gross premiums written were reinsured under a 50% quota share reinsurance treaty. In 2006, the Company provided gross statutory limits on the renewals of its existing inforce book of excess workers’ compensation policies to these trusts. In addition, the Company expanded the number of trusts it issued policies to under an agreement with another agent. Accordingly, the reinsurance structure was changed in 2006 to accommodate the increase in gross limits. A general excess of loss treaty was secured in order to protect the Company on any one risk. The resulting net retention was then subject to a 70% quota share reinsurance treaty. As a result of the change in underwriting and reinsurance structures, the gross, ceded and net premiums written increased substantially in this class of business in 2006 when compared to 2005. Gross and net premiums written in the excess workers’ compensation class increased to $41.7 million and $11.5 million, respectively, in 2006 from $6.3 million and $3.1 million, respectively, in 2005. Volume increases from existing classes (professional liability and contractors’ liability) were also achieved in 2006 when compared to 2005. Premium rates in these classes during 2006 were flat to down slightly when compared to 2005.
The Company terminated its relationship with its primary source of workers’ compensation premium effective December 31, 2006. The Company’s alternate source of workers’ compensation production is expected to produce in 2007 the level of gross premium production achieved in 2006 coupled with a comparable excess of loss reinsurance program; however, the Company will not maintain the 70% quota share reinsurance agreement that was in effect during 2006.
Aircraft premiums were nominal in 2006 and 2005 as a result of the Company having ceased writing new aircraft policies subsequent to March 31, 2002.
Net losses and loss adjustment expenses incurred as a percentage of net premiums earned (the loss ratio) were 56.7% for the year ended December 31, 2006 as compared to 68.6% for 2005. The higher loss ratio in 2005 was largely attributable to losses sustained in the ocean marine line from hurricanes Katrina and Rita, which added 11.2% to the year ended December 31, 2005 overall loss ratio. The ocean marine loss ratio further improved in 2006 as a result of the non-renewal of certain unprofitable hull business. The Company reported lower loss ratios in the other liability lines of business for 2006 when compared to 2005 as a result of lower ratios for the current accident year losses. The inland marine/fire loss ratio increased for 2006, reflecting larger severity losses in the fire and the surety class.
The Company decreased net loss reserves by approximately $7.7 million in 2006 from the 2005-year end net unpaid loss reserve amount of $289 million as a result of favorable loss reserve development. This compared to $13 million of favorable loss reserve development recorded in 2005.
The Company reported favorable development of prior year loss reserves of $7.7 million in 2006 primarily as a result of favorable reported loss trends arising from the ocean marine line of business in the 2005 and 2004 accident years due in part to lower settlements of case reserve estimates, higher than expected receipts of salvage and subrogation recoveries and a lower emergence of actual versus expected losses. Partially offsetting this benefit was adverse development in the 2005 and 2004 accident years in the commercial auto class as a result of higher than initially anticipated loss ratios. 2004 was the first full year of writing commercial auto premium. The Company also reported overall favorable development in its other liability line as a result of shorter than expected loss development tail on its contractors’ class. The inland marine/fire segment also reported adverse loss development partially due to higher than expected loss ratios in one of the Company’s program businesses, which was not renewed in 2006, as well as a higher than initially expected loss ratio in its surety class due to a large shock loss.
The $13.2 million decrease in 2005 primarily reflected the recognition of favorable development in the ocean marine line of business, particularly in the 2001 to 2003 accident years. The Company’s net loss retention per risk, or occurrence, increased substantially in the ocean marine line during the 2001-2003 accident years from previous years. Our net loss retentions in the ocean marine line of business for the 1998, 1999 and 2000 years were $50,000, $50,000 and $100,000, respectively. This compared to net loss retentions in the ocean marine line of business for the 2001, 2002 and 2003 years of $1,500,000, $2,000,000 and $2,000,000, respectively. The Company estimated higher IBNR amounts in the 2001 to 2003 accident years to correspond to the larger net loss retentions. Our subsequent analysis of our 2004 actual loss development, however, indicated a trend, which continued in 2005, that the actual loss emergence for the larger net retention years of 2001 to 2003 was not developing as we had originally anticipated. These results compared favorably with those obtained through a statistical evaluation of losses using the Bornheutter-Ferguson, paid and incurred methods. The other liability line also reported favorable development in years prior to 2002 resulting from a lower than expected emergence of losses attributable to a shorter loss reporting tail than originally estimated. Further contributing to the increase was the favorable development of aircraft loss reserves largely attributable to the 2001 accident year. The favorable loss development in 2005 was partially offset by net adverse loss development resulting from provisions made for insolvent, financially impaired reinsurers and commuted reinsurance contracts, partly as a result of an increase in ceded incurred losses relating to a few specific asbestos claims.
Policy acquisition costs as a percentage of net premiums earned (the acquisition cost ratio) for the years ended December 31, 2006 and 2005 were 20.6% and 22.7%, respectively. The acquisition cost ratio reported in 2005 is higher primarily due to the ocean marine line and the impact of reinsurance reinstatement costs arising from hurricane losses. The 2006 ocean marine acquisition cost ratio was favorably impacted by ceded override commissions in the energy quota share reinsurance agreement, which became effective in 2006.
General and administrative expenses increased by 16% for the year ended December 31, 2006 when compared to 2005. Larger expenses were incurred in 2006 to service the growth in the Company’s business operations, including higher personnel and administrative expenses as well as larger consulting expenses resulting from the implementation of new computer systems.
The Company’s combined ratio (the loss ratio plus the ratio of policy acquisition costs and general and administrative expenses divided by premiums earned) was 98.0% for the 2006 year compared with 111.5% for 2005. Losses incurred, including reinsurance reinstatement costs, from hurricanes Katrina and Rita added 15.4% to the combined ratio for the year ended December 31, 2005.
Net investment income for the year ended December 31, 2006 increased by 33% to $47.9 million from $36.1 million in 2005. The increase achieved in 2006 reflected larger trading portfolio income and higher investment yields on both the fixed maturities available for sale and the short-term investment portfolio, which was partially offset by lower returns from the limited partnership hedge fund portfolio. The investment income from Tricadia, formerly known as Tiptree, amounted to $4.7 million for the year ended December 31, 2006 and included trading portfolio income of $2.9 million and as a result of the deconsolidation of Tricadia effective August 1, included limited partnership hedge fund portfolio income of $1.8 million. This compared to $3.7 million of trading portfolio income for Tricadia during 2005. Trading portfolio income in 2006 also included $7.0 million from investments in U.S. Treasuries, as compared to none in 2005.
Investment income, net of investment fees, from each major category of investments is as follows:

	Years ended December 31,
	2006	2005
	(in millions)
Fixed maturities, available for sale	$11.8	$7.8
Fixed maturities, trading securities	15.8	8.5
Short-term investments	7.8	6.2
Equity in earnings of limited partnerships	16.5	17.6

Total investment income	51.9	40.1
Investment expenses	(4.0)	(4.0)

Net investment income	$47.9	$36.1

As of December 31, 2006 and 2005 investments in limited partnerships amounted to approximately $182.3 million and $139.6 million, respectively. The equity method of accounting is used to account for the Company’s limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership hedge funds to results of operations. Net investment income for 2006 and 2005 reflected approximately $16.5 million and $17.6 million, respectively, derived from limited partnership hedge fund investments.
As of December 31, 2006 and 2005 investments in the trading portfolio amounted to approximately $0 and $128.3 million, respectively. Net investment income for 2006 and 2005 reflected approximately $15.8 million and $8.5 million, respectively, derived from trading portfolio activities. These activities include the trading of collateralized debt obligations (CDOs) and US Treasury notes. The Company’s trading portfolio is marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of trading securities are also recognized in net investment income. The ending balance in the trading portfolio can vary substantially from period to period due to the level of trading activity.
As a result of the accounting treatment of its limited partnerships and trading portfolio, the Company’s investment income results may be volatile. If the level or fair value of investments held in limited partnership hedge funds or trading securities change substantially, there may also be a greater volatility associated with the Company’s investment income.
Commission and other income decreased to $1.1 million for the year ended December 31, 2006 from $1.5 million for the same period in the prior year. In 2005, the Company reported a gain from the sale of MMO UK as well as profit commissions earned on the favorable development of ceded reinsurance in the aircraft class of business. The Company reported larger profit commissions derived from ceded reinsurance in the ocean marine class of business in 2006 when compared to 2005.
Net realized investment losses were $402,000 for the year ended December 31, 2006 as compared to $805,000 for the year ended December 31, 2005. These amounts result from the sale of fixed income investments as well as write-downs from other-than-temporary declines in the fair value of securities, which amounted to $371,000 and $678,000 for the years ended December 31, 2006 and 2005, respectively.
Interest expense was $6.7 million for the years ended December 31, 2006 and 2005, respectively and resulted primarily from the Company’s $100 million 6.5% senior notes.
Total income tax expense as a percentage of income before taxes for year ended December 31, 2006 was 33.5% as compared to 34.0% for 2005. The decrease in the percentage was primarily attributable to a $500,000 reduction in taxes resulting from the resolution of tax uncertainties for the Company’s former subsidiary, MMO UK, which was sold in 2005.
Premiums and other receivables, net increased to $29.3 million as of December 31, 2006 from $25.3 million as of December 31, 2005 primarily as a result of an increase in gross premiums written in the excess workers’ compensation class.
Reserve for unearned premiums increased to $93.6 million as of December 31, 2006 from $83.2 million as of December 31, 2005 primarily as a result of the increase in gross premiums written in the other liability line of business.

Unpaid losses and loss adjustment expenses decreased to $579.2 million at December 31, 2006 from $588.9 million at December 31, 2005. Reinsurance receivables on unpaid losses, net decreased to $286.2 million at December 31, 2006 from $299.6 million at December 31, 2005. These decreases were primarily the result of payments of hurricane losses in the ocean marine line and asbestos losses, partially offset by increases in both loss reserves and reinsurance receivables in the professional liability and excess workers compensation classes as a result of the growth in premiums earned.
Ceded reinsurance payable increased to $44.8 million at December 31, 2006 from $35.7 million at December 31, 2005 and prepaid reinsurance premiums increased to $29.6 million at December 31, 2006 from $22.2 million at December 31, 2005 mainly as a result of additional ceded premiums in the energy class in the ocean marine line, due to the 80% quota share treaty effective in 2006, and the excess of loss and higher quota share reinsurance percentage in the excess workers’ compensation class of the other liability line.
Other liabilities declined to $30.2 million at December 31, 2006 from $33.8 million at December 31, 2005 primarily as a result of payments for amounts owed to the MMO pool member companies, which was partially offset by higher federal income taxes payable.
Property, improvements and equipments, net increased to $9.9 million at December 31, 2006 from $8.3 million at December 31, 2005 primarily as a result of capitalized expenses for computer software.
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
Liquidity and Capital Resources
The Company monitors cash and short-term investments in order to have an adequate level of funds available to satisfy claims and expenses as they become due. As of December 31, 2006, the Company’s assets included approximately $155.0 million in cash and short-term investments. In addition, the fixed maturities available for sale includes approximately $297 million in high investment grade floating rate mortgage backed securities. Cash and total investments increased from $622.4 million at December 31, 2005 to $664.9 million at December 31, 2006, principally as a result of collections on increased premium volume which was partially offset by both payments of losses and reinstatement reinsurance premiums made on prior year hurricane losses. Receivables for securities sold amounted to $18.8 million and $53.0 million as of December 31, 2006 and 2005, respectively. Payable for securities purchased amounted to $0 and $9.0 million at December 31, 2006 and 2005, respectively. The level of cash and short-term investments of $155.0 million at December 31, 2006 reflected the Company’s high liquidity position.
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
Cash flows provided by operating activities were $110.6 million for the year ended December 31, 2006 as compared to cash flows used in operating activities of $64.0 million for the year ended December 31, 2005 and $66.3 million provided by operating activities for the year ended December 31, 2004. Any securities purchased by the Company in its trading portfolio would be reflected as a use of cash from operating activities and any securities sold from its trading portfolio would be reflected as a source of cash from operating activities. Trading portfolio activities of $110.6 million adversely affected cash flows for the year ended December 31, 2005 while trading portfolio activities of $109.8 million and $44.0 million favorably affected cash flows for the years ended December 31, 2006 and 2004, respectively. Trading portfolio activities include the purchase and sale of CDO securities and US Treasury securities. As the Company’s trading portfolio balance may fluctuate significantly from period to period, cash flows from operating activities may also be significantly impacted by such trading activities. Cash flows from operating activities were favorably impacted, other than trading activities, for the year ended December 31, 2006 by collections of premiums from a large increase in other liability premiums which were mostly offset by a greater amount of paid losses and reinstatement reinsurance premiums, due in part to hurricane losses and partly due to payments on asbestos related losses. Cash flows in 2005 and 2004 were both favorably affected by increased cash collections on premium and other receivables.
Cash flows used in investing activities were $117.9 million and $153.1 million for the years ended December 31, 2006 and 2004, respectively. Net purchases of fixed maturities, limited partnerships and short-term investments were recorded during each of 2006 and 2004. Cash flows provided by investing activities were $104.0 million for the year ended December 31, 2005 and were provided by net sales of short-term investments and limited partnerships. Approximately $6.9 million in uses of cash flows in 2006 resulted from the effect of deconsolidation of the Tricadia limited partnership investment.
Cash flows provided by financing activities were $1.1 million for the year ended December 31, 2006 and $96.7 million for the year ended December 31, 2004 as compared to cash flows used in financing activities of $27.3 million for the year ended December 31, 2005. Cash flows in 2004 were favorably impacted by $97.7 million in net proceeds received for the issuance of debt. Contributing to the use of cash flows in financing activities during 2005 was the repurchase of the Company’s common stock. In a transaction separate from its common stock repurchase plan, on January 7, 2005 the Company purchased from certain of its shareholders a total of 1,092,735 shares of the Company’s common stock at $24.80 per share, or approximately $27.1 million.
Under the Common Stock Repurchase Plan, the Company may purchase up to $55,000,000 of the Company’s issued and outstanding shares of common stock on the open market. There were no repurchases of common stock under this Plan during 2006, 2005 and 2004, respectively.
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
The limitation restricts dividends paid or declared to the lower of 10% of policyholders’ surplus or 100% of net investment income as defined under state insurance laws. Within this limitation, the maximum amount which could be paid to the Company out of the domestic insurance companies’ surplus was approximately $19.6 million as of December 31, 2006.
During 2004, New York Marine requested and received approval from the State of New York Insurance Department to pay extraordinary dividends of $15,000,000 to the Company. New York Marine and Gotham collectively paid ordinary dividends of $500,000, $8,500,000 and $13,225,000 in 2004, 2005 and 2006, respectively.
On February 22, 2006, the Company declared a dividend of six cents per share to shareholders of record on March 31, 2006, payable on April 5, 2006. On May 24, 2006, the Company declared a dividend of eight cents per share to shareholders of record on June 30, 2006, payable on July 6, 2006. On September 18, 2006, the Company declared a dividend of eight cents per share to shareholders of record on September 29, 2006, payable on October 4, 2006. On December 8, 2006, the Company declared a dividend of eight cents per share to shareholders of record on December 29, 2006, payable on January 4, 2007. On February 22, 2005, the Company declared a dividend of six cents per share to shareholders of record on March 31, 2005, payable on April 6, 2005. On May 26, 2005, the Company declared a dividend of six cents per share to shareholders of record on June 30, 2005, payable on July 7, 2005. On September 15, 2005, the Company declared a dividend of six cents per share to shareholders of record on September 30, 2005, payable on October 6, 2005. On December 8, 2005, the Company declared a dividend of six cents per share to shareholders of record on December 30, 2005, payable on January 5, 2006. On February 26, 2004, the Company declared a dividend of six cents per share to shareholders of record on March 31, 2004, payable on April 6, 2004. On May 28, 2004, the Company declared a dividend of six cents per share to shareholders of record on June 30, 2004, payable on July 6, 2004. On September 15, 2004, the Company declared a dividend of six cents per share to shareholders of record on September 30, 2004, payable on October 6, 2004. On December 2, 2004, the Company declared a dividend of six cents per share to shareholders of record on December 31, 2004, payable on January 6, 2005.
During 2004, the Company granted options to a new director to purchase 10,000 shares of the Company’s common stock. During 2003, the Company granted options to purchase 20,000 shares of the Company’s common stock to certain directors of the Company, who are not officers of the Company. There were no stock options granted in 2006 and 2005. The exercise prices of these stock options are equal to the closing prices of the Company’s stock on the New York Stock Exchange on the dates of the underlying stock grants.
In 2006, 53,000 restricted share units were granted to certain officers and directors of the Company under the NYMAGIC, INC. Amended and Restated 2004 Long-Term Incentive Plan (the “LTIP”) for a total compensation expense of $1,212,149. The Company granted up to 36,000 performance share units to the President and Chief Executive Officer that vest over three years, of which $156,951 was recorded as compensation expense in 2006. The Company granted 21,000 shares of common stock and 122,000 of restricted share units, respectively to certain officers and directors of the Company in 2005 having a total compensation value of $674,911. In 2004 the Company granted 14,100 shares of common stock to certain officers and directors of the Company for a total compensation expense of approximately $369,000. Restricted share units (unvested shares) become shares of common stock when the restrictions applicable to them lapse. The Company granted 7,123 deferred share units to certain officers and directors of the Company in 2006 for a total compensation value of $227,500. The Company granted 8,679 of deferred share units to certain officers and directors of the Company in 2005 for a total compensation value of $184,000. The Company granted 8,557 deferred share units to certain directors in 2004 under the LTIP for a total expense of approximately $185,000. Deferred share units become shares of common stock issued upon the departure of the officer/director from the Company.
In 2003, the Company acquired an interest in substantially all of a limited partnership hedge fund, (now known as Tricadia), that invests in collateralized debt obligations (“CDO”) securities, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a Mariner affiliated company. In 2003, the Company made an investment of $11.0 million in Tricadia. Additional investments of $4.65 million, $2.7 million and $0 were made in 2004, 2005 and 2006, respectively. The Company is committed to providing an additional $16.7 million, or a total of approximately $35 million, in capital to Tricadia.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements other than as disclosed herein.

Contractual Obligations
The following table presents the Company’s contractual obligations as of December 31, 2006:

	Payments Due by Period
	Total	Less Than	1-3 Years	3-5 Years	More Than
		1 Year			5 Years
	(in thousands)
Long-term debt obligations	$100,000	—	—	—	$100,000
Interest on debt obligations	48,750	6,500	13,000	13,000	16,250
Losses and loss expenses(1)	579,179	126,432	159,709	103,880	189,158
Operating lease obligations	17,005	1,790	3,610	3,498	8,107
Funding commitment(2)	16,650	16,650	—	—	—

Total	$761,584	$151,372	$176,319	$120,378	$313,515

(1)	Represents an estimated payout based upon historical paid loss development patterns.

(2)	Commitment to provide capital to Tricadia at the manager’s discretion.
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
Unpaid losses and loss adjustment expenses are based on individual case estimates for losses reported. A provision is also included, based on actuarial estimates utilizing historical trends in the frequency and severity of paid and reported claims, for losses incurred but not reported, salvage and subrogation recoveries and for loss adjustment expenses. Unpaid losses with respect to asbestos/environmental risks are difficult for management to estimate and require considerable judgment due to the uncertainty regarding the significant issues surrounding such claims. For a further discussion concerning asbestos/environmental reserves see “Reserves.” Unpaid losses and loss adjustment expenses amounted to $579.2 million and $588.9 million at December 31, 2006 and 2005, respectively. Unpaid losses and loss adjustment expenses, net of reinsurance amounted to $292.9 million and $289.2 million at December 31, 2006 and 2005, respectively. Management believes that both the gross and net unpaid loss reserve estimates as of December 31, 2006 have been reasonably estimated. Management continually reviews and updates the estimates for unpaid losses and any changes resulting therefrom are reflected in operating results currently. The potential for future adverse or favorable loss development is highly uncertain and subject to a variety of factors including, but not limited to, court decisions, legislative actions and inflation.
The allowance for doubtful accounts is based on management’s review of amounts due from insolvent or financially impaired companies. Allowances are estimated for both premium receivables and reinsurance receivables. Management continually reviews and updates such estimates for any changes in the financial status of companies. For a further discussion concerning reinsurance receivables see “Reinsurance Ceded.” The allowance for doubtful accounts on reinsurance receivables amounted to $13.9 million and $16.7 million at December 31, 2006 and 2005, respectively. The allowance for doubtful accounts on premiums and other receivables each amounted to $300,000 as of December 31, 2006 and 2005, respectively.
Impairment of investments, included in realized investment gains or losses, results from declines in the fair value of investments which are considered by management to be other-than-temporary. Management reviews investments for impairment based upon specific criteria that include the duration and extent of declines in fair value of the security below its cost or amortized cost. The Company performs a qualitative and quantitative review of all securities in a loss position in order to determine if any impairment is considered to be other-than-temporary. With respect to fixed income investments, declines in fair value of less than 10% are normally considered to be temporary, unless the fixed income security has been downgraded at least two levels by a major rating agency. Additionally, the Company reviews those securities held for six months or more, with fair value declines of greater than 10% at the end of each reporting period. The Company also reviews all securities with any rating agency declines during the reporting period. As a result of this review, the Company will record an impairment charge to earnings if the fair value decline is greater than 20%, if the fixed income security has been downgraded at least two levels by a major rating agency, or if the fair value decline is greater than 10% and the security has been downgraded one level by a major rating agency. This review includes considering the effect of rising interest rates and the Company’s intent and ability to hold impaired securities in the foreseeable future to recoup any losses. In addition to subjecting its securities to the objective tests of percent declines in fair value and downgrades by major rating agencies, when it determines whether declines in the fair value of its securities are other than temporary, the Company also considers the facts and circumstances that may have caused the declines in the value of such securities. As to any specific security, it may consider general market conditions, changes in interest rates, adverse changes in the regulatory environment of the issuer, the duration for which the Company has the intent and the ability to hold the security for the length of any forecasted recovery. Approximately $371,000 and $678,000 were charged to results from operations for 2006 and 2005, respectively, resulting from fair value declines considered to be other-than-temporary. Gross unrealized gains and losses on fixed maturity investments available for sale amounted to approximately $584,000 and $450,000, respectively, at December 31, 2006. As of December 31, 2006, there were unrealized losses consecutively for twelve months or longer on fixed income securities available for sale amounting to $354,437. The Company believes these unrealized losses to be temporary and result from changes in market conditions, including interest rates or sector spreads. There were no unrealized gains or losses on equity securities at December 31, 2006 and 2005, respectively.
The Company utilizes the equity method of accounting to account for its limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership to net investment income in results of operations. Net investment income before investment fees derived from investments in limited partnerships amounted to $16.5 million and $17.6 million for the years ended December 31, 2006 and 2005, respectively. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” with respect to market risks associated with investments in limited partnership hedge funds.
The Company maintained a trading portfolio during 2006, but did not maintain a trading portfolio at year end December 31, 2006. The Company maintained a trading portfolio at December 31, 2005 that consisted primarily of collateralized debt obligations (CDOs). These investments are marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of such securities are also recognized in net investment income. The Company recorded $15.8 million and $8.5 million in net trading portfolio income before investment fees for the years ended December 31, 2006 and 2005, respectively. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” with respect to market risks associated with investments in CDOs.
Reinsurance reinstatement premiums are recorded, as a result of losses incurred by the Company, in accordance with the provisions of the reinsurance contracts. Upon the occurrence of a large severity or catastrophe loss, the Company may be obligated to pay additional reinstatement premiums under its excess of loss reinsurance treaties up to the amount of the original premium paid under such treaties. Reinsurance reinstatement premiums incurred for the years ended December 31, 2006 and 2005 were $2.4 million and $14.8 million respectively.
From January 1, 2003 to December 31, 2005, the Company accounted for stock based compensation using Statement of Financial Accounting Standards No. 123 “Accounting for Awards of Stock Based Compensation to Employees” prospectively for all awards granted, modified or settled after January 1, 2003.
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”) using the modified prospective method. SFAS 123R establishes standards for the accounting for transactions that involve stock based compensation. SFAS 123R requires that compensation costs be recognized for the fair value of all share options over their vesting period, including the cost related to the unvested portion of all outstanding share options as of December 31, 2005. The cumulative effect of the adoption of SFAS 123R was not material. The Company recorded approximately $343,000 of additional compensation cost in results from operations for the twelve months ended December 31, 2006 relating to the adoption of accounting for stock based compensation under SFAS 123R. Total stock compensation expense recorded in 2006 and 2005 amounted to $2,116,928 and $985,000, respectively.
Effect of recent accounting pronouncements
In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs on internal replacement, defined as a modification of product benefits, rights, coverages, or features that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, right, coverage, or feature within an existing contract. The guidance in this pronouncement is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt this statement for internal replacements in 2007. The Company is still assessing the impact this statement will have on its financial position or results of operations.
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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting SFAS No.157 which becomes effective for fiscal years beginning after November 15, 2007 and interim periods within those years.
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
In September 2006, the SEC released SEC Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB No. 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 does not change the SEC staff’s previous guidance on evaluating the materiality of errors. It allows registrants to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. The adoption of SAB 108 did not have a material effect on the Company’s financial statements.
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides the Company an irrevocable option to report selected financial assets and liabilities at fair value with changes in fair value recorded in earnings. The option is applied, on a contract-by-contract basis, to an entire contract and not only to specific risks, specific cash flows or other portions of that contract. Upfront costs and fees related to a contract for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting SFAS 159.
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

The following tabular presentation outlines the expected cash flows of fixed maturities available for sale for each of the next five years and the aggregate cash flows expected for the remaining years thereafter based upon maturity dates. Fixed maturities include taxable and tax-exempt securities with applicable weighted average interest rates. Taxable securities also include floating rate mortgage-backed securities of $297 million that have prepayment features which may cause actual cash flows to differ from those based upon maturity date.

	Future cash flows of expected principal amounts
	(Dollars in millions)
							Total	Total
						There-	Amortized	Fair
	2007	2008	2009	2010	2011	after	Cost	Value
Tax-exempts	$8	$—	$—	$—	$—	$—	$8	$8
Average interest rate	3.6%	—	—	—	—	—	—	—

Taxables	$3	$10	$3	$0	$6	$298	$320	$320
Average interest rate	6.5%	4.1%	7.2%	8.6%	4.3%	5.8%	—	—

Total	$11	10	$3	$0	$6	$298	$328	$328
Credit quality risk includes the risk of default by issuers of debt securities. As of December 31, 2006, 99% of the fair value of the Company’s fixed income and short term investment portfolios were considered investment grade. As of December 31, 2006, the Company invested approximately $6.6 million in fixed maturities that are below investment grade, with a concentration in investments rated “BB+” by S&P. The Company seeks to mitigate market risk associated with such investments by maintaining a diversified portfolio of such securities that limits the concentration of investment in any one issuer. The largest single investment made by the Company in such securities amounted to 17% of the total amount invested in below investment grade securities.
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
The Company invests in CDOs, which are private placements. The fair value of each security is provided by securities dealers. The markets for these types of securities can be illiquid and, therefore, the price obtained from dealers on these securities is subject to change, depending upon the underlying market conditions of these securities, including the potential for downgrades or defaults on the underlying collateral of the security. The Company seeks to mitigate market risk associated with such investments by maintaining a diversified portfolio of such securities that limits the concentration of investment in any one issuer. The excess of cost over the fair value of the CDOs was recorded in net investment income and amounted to $0 and $732,000 at December 31, 2006 and 2005, respectively. The largest single investment made by the Company in such securities amounted to $8 million at December 31, 2005. The total amount invested in CDOs at fair value as of December 31, 2006 and 2005 was $0 and $128.3 million, respectively.
The Company maintains an investment in a limited partnership hedge fund, (Tricadia), that invests in CDOs, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a Mariner affiliated company. This investment was consolidated in the Company’s financial statements until August 1, 2006. CDOs and CRSs are purchased by various broker dealers. Such purchases are then repackaged and sold to investors within a relatively short time period, normally within a few months. Tricadia earns a fee for servicing these arrangements and provides a margin account as collateral to secure the credit risk of the purchases made by the dealers under these agreements. As of December 31, 2006 and 2005, Tricadia provided $8.0 million and $0 in cash as collateral to secure any purchases made by the dealers. Tricadia does not share in the gains or losses on investments held by the dealer. Management expects that only under a remote circumstance would the margin account be drawn by the dealer to secure losses. Many of the securities purchased are investment grade floating rate securities and large unrealized losses are not normally expected to occur. The Company seeks to mitigate market risk associated with such investments by concentrating on investment grade, floating rate securities with the risk of loss being limited to the cash held in the margin accounts.
The Company monitors market risks on a regular basis through meetings with Mariner, examining the existing portfolio and reviewing potential changes in investment guidelines, the overall effect of which is to allow management to make informed decisions concerning the impact that market risks have on the Company’s investments.
Item 8. Financial Statements and Supplementary Data
The consolidated financial statements required by this item and the reports of the independent accountants therein required by Item 15(a) of this report commence on page F-3. See accompanying Index to the Consolidated Financial Statements on page F-1.
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
Item 9B. Other Information
None.
PART III
Item 10. Directors and Executive Officers of the Registrant
The information required by this Item is incorporated herein by reference from the sections captioned “Election of Directors,” “Nominees for Directors,” “Committees of the Board,” “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in NYMAGIC’s definitive proxy statement for the 2007 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2006.
On June 1, 2006 we filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibits to this annual report and to the annual report on Form 10-K for the year ended December 31, 2005, the applicable certifications of its President and Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s public disclosures.

Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference from the sections captioned “Compensation of Directors” and “Compensation of Executive Officers” in NYMAGIC’s definitive proxy statement for the 2007 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2006.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information related to securities authorized for issuance under our equity compensation plans as of December 31, 2006 appears below:

			Number of securities
			remaining available for
	Number of securities to be	Weighted-average	future issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	526,559	$15.43	404,718

Equity compensation plans not approved by security holders	7,500	—	—

Total	534,059	$15.09	404,718

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference from the section captioned “Certain Relationships and Related Transactions” in NYMAGIC’s Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2006.
Item 14. Principal Accounting Fees and Services
The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2007 with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act.

PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.	Financial Statements

The list of financial statements appears in the accompanying index on page F-1.

2.	Financial Statement Schedules

The list of financial statement schedules appears in the accompanying index on page F-1.

3.	Exhibits

3.1	Charter of NYMAGIC, INC. (Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

3.2	Amended and Restated By-Laws. (Filed as Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-11238) and incorporated herein by reference).

4.0	Specimen Certificate of common stock (Filed as Exhibit 4.0 of Amendment No. 2 to the Registrant’s Registration Statement No. 33-27665) and incorporated herein by reference).

+10.1	Restated Management Agreement dated as of January 1, 1986, by and among Mutual Marine Office, Inc. and Arkwright-Boston Manufacturers Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.2 of the the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 2-88552)and incorporated herein by reference).

+10.2	Amendment No. 2 to the Restated Management Agreement, dated as of December 30, 1988, by and among Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.2.2. of the Registrant’s Current Report on Form 8-K dated January 6, 1989 (Commission File No. 2-88552) and incorporated herein by reference).

+10.3	Amendment No. 3 to the Restated Management Agreement, dated as of December 31, 1990 by and among Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.2.3. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 3-27665) and incorporated herein by reference).

+10.4	Restated Management Agreement dated as of January 1, 1986, by and among Mutual Inland Marine Office, Inc. and Arkwright-Boston Manufacturers Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.4 of the the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 2-88552)and incorporated herein by reference).

+10.5	Amendment No. 2 to the Restated Management Agreement, dated as of December 30, 1988, by and among Mutual Inland Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.4.2 of the Registrant’s Current Report on Form 8-K, dated January 6, 1989 (Commission File No. 2-88552) and incorporated herein by reference).

+10.6	Amendment No. 3 to the Restated Management Agreement, dated as of December 31, 1990, by and among Mutual Inland Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.4.3. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 3-27665) and incorporated herein by reference).

+10.7	Restated Management Agreement dated as of January 1, 1986, by and among Mutual Marine Office of the Midwest, Inc. and Arkwright-Boston Manufacturers Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 2-88552) and incorporated herein by reference).

+10.8	Amendment No. 2 to the Restated Management Agreement dated as of December 30, 1988, by and among Mutual Marine Office of the Midwest, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.6.2 of the Registrant’s Current Report on Form 8-K, dated January 6, 1989 (Commission File No. 2-88552) and incorporated herein by reference).

+10.9	Amendment No. 3 to the Restated Management Agreement dated as of December 31, 1990, by and among Mutual Marine Office of the Midwest, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.6.3. of the the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 3-27665) and incorporated herein by reference).

+10.10	Restated Management Agreement dated as of January 1, 1986, by and among Pacific Mutual Marine Office, Inc. and Arkwright-Boston Manufacturers Mutual Insurance Company, Lumber Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 2-88552)and incorporated herein by reference).

+10.11	Amendment No. 2 to the Restated Management Agreement dated as of December 30, 1988, by and among Pacific Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Lumber Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.8.2 of the Registrant’s Current Report on Form 8-K, dated January 6, 1989 (Commission File No. 2-88552) and incorporated herein by reference).

+10.12	Amendment to Restated Management Agreement dated as of December 31, 1990, by and among Pacific Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.8.3. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11238) and incorporated herein by reference).

+10.13	1991 Stock Option Plan (Filed as Exhibit A to the Registrant’s Proxy Statement for its 1991 Annual Meeting of Shareholders (Commission File No. 1-11238) and incorporated herein by reference).

10.14	Form of Indemnification Agreement (Filed as Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-11238) and incorporated herein by reference).

+10.15	1999 NYMAGIC, INC. Phantom Stock Plan (Filed as Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-11238) and incorporated herein by reference).

+10.16	Severance Agreement dated as of December 31, 2001 by and between NYMAGIC, INC. and Thomas J. Iacopelli (Filed as Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (Commission File No. 1-11238) and incorporated herein by reference).

+10.17	Severance Agreement dated as of July 9, 2002 by and between NYMAGIC, INC. and Paul Hart. Filed as Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 1-11238) and incorporated herein by reference.

+10.18	NYMAGIC, INC. 2002 Nonqualified Stock Option Plan (Filed as Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 1-11238) and incorporated herein by reference).

+10.19	NYMAGIC, INC. Amended and Restated 2004 Long-Term Incentive Plan (Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 1-11238) and incorporated herein by reference).

+10.20	NYMAGIC, INC. Employee Stock Purchase Plan (Filed as Appendix C to the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders (Commission File No. 1-11238) and incorporated herein by reference).

+10.21	Forms of Election for Deferred Compensation Program (Filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 1-11238) and incorporated herein by reference).

10.22	Voting Agreement among Mariner Partners, Inc. and certain stockholders of the Company dated as of February 20, 2002, as amended March 1, 2002 (Filed as Exhibit 99.1 to the Schedule 13D filed by Mariner Partners, Inc. and the other reporting persons named therein on March 4, 2002 (Commission File No. 5-40907) and incorporated herein by reference).

10.23	Amendment No. 2 dated as of January 27, 2003 to Voting Agreement among Mariner Partners, Inc. and certain stockholders of the Company (Filed as Exhibit 99.2 to the Schedule 13D/A filed by Mariner Partners, Inc. and the other reporting persons named therein on April 10, 2003 (Commission File No. 5-40907) and incorporated herein by reference).

10.24	Amendment No. 3 dated as of March 12, 2003 to Voting Agreement among Mariner Partners, Inc. and certain stockholders of the Company (Filed as Exhibit 99.3 to the Schedule 13D/A filed by Mariner Partners, Inc. and the other reporting person named therein on April 10, 2003 (Commission File No. 5-40907) and incorporated herein by reference).

10.25	Amendment No. 4 dated as of February 24, 2004 to Voting Agreement among Mariner Partners, Inc. and certain stockholders of the Company. (Filed as Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

10.26	Resolutions of the Board of Directors of the Company’s subsidiary, New York Marine And General Insurance Company, adopted July 18, 2002, committing not to pay dividends to the Company without the consent of the New York State Department of Insurance prior to July 31, 2004 (Filed as Exhibit 10.1 to the Registrant’s original Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

10.27	Resolutions of the Board of Directors of the Company’s subsidiary, Gotham Insurance Company, adopted July 18, 2002, committing not to pay dividends to the Company without the consent of the New York State Department of Insurance prior to July 31, 2004 (Filed as Exhibit 10.2 to the Registrant’s original Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

10.28	Amended and Restated Investment Management Agreement between Mariner Partners, Inc. and NYMAGIC, Inc. and New York Marine And General Insurance Company and Gotham Insurance Company, dated as of December 6, 2002 (Filed as

Exhibit 10.6 of the Registrant’s amended Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

10.29	Limited Partnership Agreement of Mariner Tiptree (CDO) Fund I, L.P. dated as of May 1, 2003 (Filed as Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 20, 2004 (Commission File No. 1-11238) and incorporated herein by reference).

10.30	Securities Purchase Agreement dated as of January 31, 2003 by and between NYMAGIC, Inc. and Conning Capital Partners VI, L.P. (Filed as Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated January 31, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

10.31	Registration Rights Agreement dated as of January 31, 2003 by and between NYMAGIC, Inc. and Conning Capital Partners VI, L.P. (Filed as Exhibit 99.2 of the Registrant’s Current Report on Form 8-K dated January 31, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

10.32	Option Certificate dated as of January 31, 2003 by and between NYMAGIC, INC. and Conning Capital Partners VI, L.P. (Filed as Exhibit 99.3 of the Registrant’s Current Report on Form 8-K dated January 31, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

10.33	Registration Rights Agreement dated as of March 11, 2004 by and among NYMAGIC, INC. and Keefe, Bruyette and Woods, Inc. and the other initial purchasers referred to therein. (Filed as Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

10.34	Indenture dated as of March 11, 2004 by and between NYMAGIC, INC. and Wilmington Trust Company, as trustee related to the Company’s 6.50% Senior Notes due 2014. (Filed as Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

10.35	First Supplemental Indenture dated as of March 11, 2004 by and between NYMAGIC, INC. and Wilmington Trust Company, as trustee. (Filed as Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

10.36	Sublease dated as of December 12, 2002 by and between BNP Paribas and New York Marine And General Insurance Company (Filed as Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-11238) and incorporated herein by reference).

10.37	Stock Purchase Agreement, dated as of January 7, 2005, by and among the Company and the sellers named therein (Filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated January 10, 2005 (Commission File No. 1-11238) and incorporated herein by reference).

10.38	Consulting Agreement, dated as of April 6, 2005, by and between the Company and William D. Shaw, Jr. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-11238) filed on April 6, 2005 and incorporated herein by reference).

10.39	Form of Unrestricted Share Award Agreement. (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-11238) and incorporated herein by reference).

10.40	Amended and Restated Voting Agreement dated as of October 12, 2005, by and among Mark W. Blackman, Lionshead Investments, LLC, Robert G. Simses, and Mariner Partners, Inc. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-11238) filed on October 14, 2005, and incorporated herein by reference).

10.41	Sale and Purchase Agreement dated August 31, 2005 by and among the Robertson Group Limited and the Edinburgh Woollen Mill (Group) Limited and MMO EU Limited. (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 1-11238) and incorporated herein by reference).

10.42	Taxation Deed. (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 1-11238) and incorporated herein by reference).

10.43	Form of Restricted Share Award Agreement. (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 1-11238) and incorporated herein by reference).

10.44	Letter Agreement dated as of March 22, 2006 by and between NYMAGIC, INC. and Conning Capital Partners VI, L.P. (Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 1-11238) filed on March 28, 2006 and incorporated herein by reference).

10.45	Amended and Restated Option Certificate dated as of March 22, 2006 by and between NYMAGIC, INC. and Conning Capital Partners VI, L.P (Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 1-11238) filed on March 28, 2006 and incorporated herein by reference).

10.46	Consulting Agreement, dated as of March 30, 2006, by and between William D. Shaw, Jr. and NYMAGIC, INC.( (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-11238) filed on March 31, 2006 and incorporated herein by reference).

10.47	Employment Agreement, dated as of April 17, 2006, by and between A. George Kallop and NYMAGIC, INC. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-11238) filed on April 20, 2006 and incorporated herein by reference).

10.48	Performance Share Award Agreement, dated as of April 17, 2006, by and between A. George Kallop and NYMAGIC, INC. (Exhibits omitted. Will be provided to the SEC upon request.) (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-11238) filed on April 20, 2006 and incorporated herein by reference).

10.49	Employment Agreement, dated as of April 18, 2006, by and between George R. Trumbull, III and NYMAGIC, INC. (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-11238) filed on April 20, 2006 and incorporated herein by reference).

10.50	Performance Share Award Agreement, dated as of April 18, 2006, by and between George R. Trumbull, III and NYMAGIC, INC. (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-11238) filed on April 20, 2006 and incorporated herein by reference).

10.51	Amended and Restated Limited Partnership Agreement by and between NYMAGIC, INC., Tricadia CDO Fund, L.P., as general partner, and the limited partners named therein, dated as of August 1, 2006. (Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 1-11238) filed on August 23, 2006 and incorporated herein by reference).

*10.52	Employment Agreement, dated January 9, 2007, by and between George R. Trumbull, III and NYMAGIC, INC.

*10.53	2004 Amended and Restated Long-Term Incentive Plan Award Agreement, dated January 9, 2007, by and between NYMAGIC, INC. and George R. Trumbull, III.

*10.54	Amendment to Employment Agreement, dated January 9, 2007, by and between A. George Kallop and NYMAGIC, INC.

*10.55	2004 Amended and Restated Long-Term Incentive Plan Award Agreement, dated January 9, 2007, by and between NYMAGIC, INC. and A. George Kallop.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of KPMG LLP.

*31.1	Certification of A. George Kallop, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of A. George Kallop, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Represents a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
NYMAGIC, INC.
(Registrant)

By:	/s/ A. George Kallop

A. George Kallop
President and Chief Executive Officer
Date: March 13, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ John R. Anderson John R. Anderson	Director	March 13, 2007

/s/ Glenn J. Angiolillo Glenn J. Angiolillo	Director	March 13, 2007

/s/ John T. Baily John T. Baily	Director	March 13, 2007

/s/ David E. Hoffman David E. Hoffman	Director	March 13, 2007

/s/ A. George Kallop A. George Kallop	Director and President and Chief Executive Officer	March 13, 2007

/s/ William J. Michaelcheck William J. Michaelcheck	Director	March 13, 2007

/s/ William D. Shaw, Jr. William D. Shaw, Jr.	Director	March 13, 2007

/s/ Robert G. Simses Robert G. Simses	Director	March 13, 2007

/s/ George R. Trumbull, III George R. Trumbull, III	Director and Chairman	March 13, 2007

/s/ Glenn R. Yanoff Glenn R. Yanoff	Director	March 13, 2007

/s/ David W. Young David W. Young	Director	March 13, 2007

/s/ Thomas J. Iacopelli Thomas J. Iacopelli	Principal Accounting Officer and Chief Financial Officer	March 13, 2007

NYMAGIC, INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and, (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (''COSO’’). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2006 based on the criteria in Internal Control-Integrated Framework issued by COSO.
Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Dated: March 13, 2007

A. George Kallop,
President and	Thomas J. Iacopelli,
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
NYMAGIC, INC.:
We have audited the accompanying consolidated balance sheets of NYMAGIC, INC. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NYMAGIC, INC. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NYMAGIC, INC. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
New York, New York
March 14, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
NYMAGIC, INC.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that NYMAGIC, INC maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NYMAGIC, INC.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of NYMAGIC, INC.’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that NYMAGIC, INC. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, NYMAGIC, INC. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NYMAGIC, INC. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 14, 2007, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
New York, New York
March 14, 2007

NYMAGIC, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005

ASSETS

Investments:
Fixed maturities:
Available for sale at fair value (amortized cost $327,432,016 and $250,823,908)	$327,566,525	$249,948,287
Trading at fair value(cost $0 and $129,080,354)	—	128,348,213
Limited partnerships at equity (cost $147,185,828 and $132,766,329)	182,324,313	139,590,758
Short-term investments	136,601,455	79,991,691
Cash	18,379,401	24,525,288

Total cash and investments	664,871,694	622,404,237

Accrued investment income	2,033,945	2,836,252
Premiums and other receivables, net	29,266,353	25,332,633
Receivable for securities sold	18,805,633	53,012,108
Reinsurance receivables on unpaid losses, net	286,237,546	299,647,802
Reinsurance receivables on paid losses, net	47,548,369	28,039,284
Deferred policy acquisition costs	13,371,632	11,991,728
Prepaid reinsurance premiums	29,579,428	22,193,428
Deferred income taxes	10,778,960	9,386,682
Property, improvements and equipment, net	9,949,970	8,258,390
Other assets	6,852,772	7,316,256

Total assets	$1,119,296,302	$1,090,418,800

LIABILITIES

Unpaid losses and loss adjustment expenses	$579,178,634	$588,865,149
Reserve for unearned premiums	93,649,827	83,237,991
Ceded reinsurance payable	44,792,821	35,728,345
Notes payable	100,000,000	100,000,000
Payable for securities purchased	—	9,000,000
Dividends payable	788,980	536,520
Other liabilities	30,186,494	33,766,669

Total liabilities	848,596,756	851,134,674

SHAREHOLDERS’ EQUITY

Common stock	15,505,815	15,415,790
Paid-in capital	42,219,900	38,683,462
Accumulated other comprehensive income (loss)	87,432	(569,153)
Retained earnings	286,147,400	259,015,028

	343,960,547	312,545,127
Treasury Stock, at cost, 6,647,377 and 6,647,377 shares	(73,261,001)	(73,261,001)

Total shareholders’ equity	270,699,546	239,284,126
Total liabilities and shareholders’ equity	$1,119,296,302	$1,090,418,800

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2006	2005	2004

Revenues:
Net premiums earned	$151,834,141	$134,557,204	$116,333,254
Net investment income	47,897,224	36,059,811	23,678,954
Net realized investment gains (losses)	(402,554)	(805,276)	677,589
Commission and other income	1,137,873	1,532,756	2,250,902

Total revenues	200,466,684	171,344,495	142,940,699

Expenses:
Net losses and loss adjustment expenses incurred	86,135,655	92,290,259	66,558,048
Policy acquisition expenses	31,336,186	30,491,014	25,166,397
General and administrative expenses	31,401,429	27,183,486	23,246,665
Interest expense	6,712,064	6,678,703	5,352,775

Total expenses	155,585,334	156,643,462	120,323,885

Income before income taxes	44,881,350	14,701,033	22,616,814
Income tax provision:
Current	16,776,694	6,151,878	3,835,416
Deferred	(1,745,824)	(1,151,724)	4,150,733

Total income tax expense	15,030,870	5,000,154	7,986,149

Net income	$29,850,480	$9,700,879	$14,630,665

Weighted average number of shares of common stock outstanding-basic	8,806,928	8,733,872	9,736,490

Basic earnings per share	$3.39	$1.11	$1.50

Weighted average number of shares of common stock outstanding-diluted	9,177,284	8,918,190	9,916,188

Diluted earnings per share	$3.25	$1.09	$1.48

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year ended December 31,
	2006	2005	2004

Common stock:
Balance, beginning of year	$15,415,790	$15,335,740	$15,279,390
Shares issued	90,025	80,050	56,350

Balance, end of year	15,505,815	15,415,790	15,335,740

Paid-in capital:
Balance, beginning of year	$38,683,462	$36,781,911	$35,476,566
Shares issued and other	3,536,438	1,901,551	1,305,345

Balance, end of year	42,219,900	38,683,462	36,781,911

Accumulated other comprehensive income (loss):
Balance, beginning of year	$(569,153)	$742,364	$569,220
Unrealized gain (loss) on securities, net of reclassification adjustment	656,585	(1,311,517)	173,144

Other comprehensive income (loss)	656,585	(1,311,517)	173,144

Balance, end of year	87,432	(569,153)	742,364

Retained earnings:
Balance, beginning of year	$259,015,028	$251,418,750	$239,127,097
Net income	29,850,480	9,700,879	14,630,665
Dividends declared	(2,718,108)	(2,104,601)	(2,339,012)

Balance, end of year	286,147,400	259,015,028	251,418,750

Treasury stock, at cost:
Balance, beginning of year	$(73,261,001)	$(46,161,173)	$(46,161,173)
Net purchase of common stock	—	(27,099,828)	—

Balance, end of year	(73,261,001)	(73,261,001)	(46,161,173)

Total Shareholders’ Equity	270,699,546	239,284,126	258,117,592

Comprehensive income:
Net income	$29,850,480	$9,700,879	$14,630,665
Other comprehensive income (loss)	656,585	(1,311,517)	173,144

Comprehensive income	30,507,065	8,389,362	14,803,809

	Number of Shares

Common stock, par value $1 each:
Issued, beginning of year	15,415,790	15,335,740	15,279,390
Shares issued	90,025	80,050	56,350

Issued, end of year	15,505,815	15,415,790	15,335,740

Common stock, authorized shares, par value $1 each	30,000,000	30,000,000	30,000,000

Common stock, shares outstanding, end of year	8,858,438	8,768,413	9,781,098

Dividends declared per share	$.30	$.24	$.24
The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income	$29,850,480	$9,700,879	$14,630,665

Adjustments to reconcile net income to net cash provided by (used in)operating activities:
Provision for deferred taxes	(1,745,824)	(1,151,724)	4,150,733
Net realized investment (gains) losses	402,554	805,276	(677,589)
Equity in earnings of limited partnerships	(16,474,693)	(17,603,357)	(7,704,358)
Net bond amortization	200,614	(268,182)	1,266,282
Depreciation and other, net	968,818	705,758	664,681
Changes in:
Premiums and other receivables	(3,933,720)	17,265,886	(18,616,609)
Reinsurance receivables paid and unpaid, net	(6,098,829)	(65,392,458)	18,553,934
Ceded reinsurance payable	9,064,476	10,265,504	(350,054)
Accrued investment income	792,120	(176,521)	(560,090)
Deferred policy acquisition costs	(1,379,904)	1,063,569	(4,809,697)
Prepaid reinsurance premiums	(7,386,000)	(815,271)	(472,101)
Other assets	(1,343,180)	(794,902)	(536,067)
Unpaid losses and loss adjustment expenses	(9,686,515)	85,604,011	(15,668,420)
Reserve for unearned premiums	10,411,836	149,597	21,267,111
Other liabilities	(2,832,280)	7,189,803	11,211,172
Trading portfolio activities	109,763,613	(110,580,538)	43,969,274

Total adjustments	80,723,086	(73,733,549)	51,688,202

Net cash provided by (used in) operating activities	110,573,566	(64,032,670)	66,318,867

Cash flows from investing activities:
Fixed maturities acquired	(313,966,624)	(247,136,021)	(80,380,360)
Limited partnerships acquired	(55,570,000)	(17,350,000)	(156,400,000)
Deconsolidation of investment in Tricadia limited partnership	(6,940,528)	—	—
Fixed maturities sold	220,876,103	97,941,993	55,017,140
Net sale (purchase) of short-term investments	(56,575,517)	219,023,303	(40,975,796)
Fixed maturities matured	15,845,000	8,448,000	5,775,000
Limited partnerships sold	55,905,244	85,839,946	79,061,430
Receivable for securities not yet settled	34,206,452	(47,944,697)	(5,067,411)
Payable for securities not yet settled	(9,000,000)	9,000,000	(8,321,250)
Acquisition of property & equipment, net	(2,660,398)	(3,846,538)	(1,844,687)

Net cash (used in) provided by investing activities	(117,880,268)	103,975,986	(153,135,934)

Cash flows from financing activities:
Proceeds from stock issuance and other	3,626,463	1,981,601	1,361,695
Cash dividends paid to stockholders	(2,465,648)	(2,154,947)	(2,335,451)
Net sale of treasury shares	—	(27,099,828)	—
Proceeds from borrowings	—	—	97,705,428

Net cash provided by (used in) financing activities	1,160,815	(27,273,174)	96,731,672

Net increase in cash	(6,145,887)	12,670,142	9,914,605
Cash at beginning of year	24,525,288	11,855,146	1,940,541

Cash at end of year	$18,379,401	$24,525,288	$11,855,146

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Summary Of Significant Accounting Policies:
Nature of operations
NYMAGIC, INC. (the “Company” or “NYMAGIC”), through its subsidiaries, specialize in underwriting ocean marine, inland marine/fire, other liability and aircraft insurance through insurance pools managed by Mutual Marine Office, Inc. (“MMO”), Pacific Mutual Marine Office, Inc. (“PMMO”), and Mutual Marine Office of the Midwest, Inc. (“Midwest”). MMO, located in New York, PMMO located in San Francisco, and Midwest, located in Chicago, manage the insurance pools in which the Company’s insurance subsidiaries, New York Marine And General Insurance Company (“New York Marine”) and Gotham Insurance Company (“Gotham”), participate. All premiums, losses and expenses are prorated among pool members in accordance with their pool participation percentages. Effective January 1, 1997 and subsequent, the Company increased to 100% its participation in the business produced by the pools.
In 1997, the Company formed MMO EU as a holding company for MMO UK, which operated as a limited liability corporate vehicle to provide capacity, or the ability to underwrite a certain amount of business, for syndicates within Lloyd’s of London (“Lloyd’s”). In 2005 the Company sold MMO UK to the Robertson Group Limited and the Edinburgh Woollen Mill (Group) Limited in consideration for two pounds sterling, and additional minimum consideration estimated at approximately $436,000 based upon the parties entry into a Taxation Deed executed in connection with the sale. The Company also incurred approximately $200,000 in expenses in connection with the sale of MMO UK. In 2007, MMO EU was liquidated. Neither of these sales or transactions had a material impact on the Company’s results of operations.
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
In 2003, the Company obtained an interest in substantially all of a limited partnership hedge fund, Mariner Tiptree (CDO) Fund I, L.P. (“Tiptree”), that invested in Collateralized Debt Obligations (CDO) securities, Credit Related Structured Product (CRS) securities and other structured products. The investment in Tiptree was previously consolidated in the Company’s financial statements. On August 18, 2006, the Company entered into an Amended and Restated Limited Partnership Agreement of Tricadia CDO Fund, L.P. (“Tricadia”), effective as of August 1, 2006, with Tricadia Capital, LLC, the general partner, and the limited partners named therein (the “Amended Agreement”) to amend and restate the Limited Partnership Agreement of Mariner Tiptree (CDO) Fund I, L.P. entered into in 2003 (the “Original Agreement”). The Amended Agreement changed the name of the partnership, amended and restated in its entirety the Original Agreement and provides for the continuation of the partnership under applicable law upon the terms and conditions of the Amended Agreement. The Amended Agreement, among other items, substantially changed the fee income structure as well as provides for the potential conversion of limited partnership interests to equity interests. The fee income was changed in the Amended Agreement from 50% of the fee received by the investment manager in connection with the management of CDOs in Tricadia to a percentage of fees equal to the pro-rata portion of the CDO equity interest held by Tricadia, in no event; however, will the fee be less than 12.5% of the fee received by the investment manager. The Amended Agreement also provided for an additional CDO fee to be determined based upon the management fees earned by the investment manager. As a result of these substantive changes to the Original Agreement, the Company has effectively deconsolidated Tricadia, formerly known as Tiptree, from its financial statements as of August 1, 2006 and has included Tricadia as a limited partnership investment at equity in the financial statements as of December 31, 2006. See Note 16 “Related Party Transactions.”
As of the date of the Tricadia deconsolidation, reclassification adjustments to the Trading, Limited partnership, Cash and cash equivalents, Accrued investment income, Other assets and the Other liabilities financial statement captions as disclosed on the Company’s balance sheet amounted to $18,584,600, $26,594,107, $6,940,528, $10,187, $1,806,687 and $747,895, respectively. Trading portfolio activities in 2006 include cash flows of $18,584,600 million resulting from the effect of deconsolidation of the Tricadia limited partnership investment. Approximately $6,940,528 in uses of cash flows in 2006 resulted from the effect of deconsolidation of the Tricadia limited partnership investment. The deconsolidation had no impact on the Company’s Statement of Income for the year ended December 31, 2006.

Basis of reporting
The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”), which differ in certain material respects from the accounting principles prescribed or permitted by state insurance regulatory authorities for the Company’s domestic insurance subsidiaries. The principal differences recorded under GAAP are deferred policy acquisition costs, an allowance for doubtful accounts, limitations on deferred income taxes, and fixed maturities held for sale are carried at fair value.
The preparation of financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual amounts could differ from those amounts previously estimated.
Consolidation
The consolidated financial statements include the accounts of the Company, three insurance subsidiaries, New York Marine, Gotham and Southwest Marine, and three agency subsidiaries. Gotham is owned 25% by the Company and 75% by New York Marine. Southwest Marine and Gotham are consolidated in the financial statements as they are 100% indirect subsidiaries of NYMAGIC, INC. All other subsidiaries are wholly owned by NYMAGIC. Since 2003, the Company has been a 100% limited partner in Tricadia, that invests in CDO securities, CRS securities and other structured product securities, whose financial statements have been included in the consolidated financial statements until August 1, 2006. All intercompany accounts and transactions have been eliminated in consolidation.
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
Derivatives
The Company enters into derivatives in the course of its operations. Changes in the fair value of any derivatives are recorded to results of operations. In 2004, the Company entered into a rate lock agreement that was used to effectively hedge the Company’s interest rate on its 6.5% senior notes. Upon settlement, the cost of the rate lock agreement was included in bond issuance costs.
Premium and policy acquisition cost recognition
Premiums and policy acquisition costs are reflected in income and expense on a monthly pro rata basis over the terms of the respective policies. Accordingly, unearned premium reserves are established for the portion of premiums written applicable to unexpired policies in force, and acquisition costs, consisting mainly of net brokerage commissions and premium taxes relating to these unearned premiums, are deferred to the extent recoverable. The determination of acquisition costs to be deferred considers historical and current loss and loss adjustment expense experience. In measuring the carrying value of deferred policy acquisition costs consideration is also given to anticipated investment income using interest rates of 5%, 5% and 4% in 2006, 2005 and 2004, respectively. The Company has provided an allowance for uncollectible premium receivables of $300,000 and $300,000 for the period ended December 31, 2006 and 2005, respectively.
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
Depreciation
Property, equipment and leasehold improvements are depreciated over their estimated useful lives, which are approximately 3 to 12 years. External costs incurred in developing or obtaining software are capitalized and amortized over their useful lives.
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
Fair values of financial instruments
The fair value of the Company’s investments is disclosed in Note 2 including the fair values of privately placed securities. The fair values of fixed maturities and short-term investments are based upon quotes obtained from independent sources. The Company’s other financial instruments include short-term receivables and other payables which are recorded at the underlying transaction value and approximate fair value. See Note 9 for the fair value of the Company’s 6.5% senior notes.
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

Stock options
Effective January 1, 2003 the Company adopted the fair value method of accounting under of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), prospectively for all employee awards granted, modified or settled after January 1, 2003. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the years ended December 31, 2005 and December 31, 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123, which includes awards issued after December 15, 1994. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. Under APB 25, the Company recorded the difference, if any, between the exercise price of the Company’s stock options and the market price of the underlying stock on the date of grant as an expense over the vesting period of the option. The adoption of SFAS 123 did not have a significant impact on the Company’s results of operations, financial condition or liquidity.
The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period. The table includes only the effect of stock options on net income and earnings per share as all other stock compensation awards have been accounted for under SFAS 123. The amounts recognized as expense for all other awards issued were $939,929 and $522,729 for 2005 and 2004, respectively.

	Year ended December 31,
	2005	2004
	(in thousands except per share data)
Net income, as reported	$9,701	$14,631
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	26	30
Deduct: Total stock-based employee compensation expense determined under the fair value base method for all awards, net of related tax effects	(336)	(354)

Pro forma net income	$9,391	$14,307

Earnings per share:

Basic EPS – as reported	$1.11	$1.50
Basic EPS – pro forma	$1.08	$1.47

Diluted EPS – as reported	$1.09	$1.48
Diluted EPS – pro forma	$1.05	$1.44
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”) using the modified prospective method. SFAS 123R establishes standards for the accounting for transactions that involve stock based compensation. SFAS 123R requires that compensation costs be recognized for the fair value of all share awards. Compensation expense is recorded prorata over the vesting period of the award.
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
Reclassification
Certain accounts in the prior year’s financial statements have been reclassified to conform to the 2006 presentation.
Effects of recent accounting pronouncements
In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs on internal replacement, defined as a modification of product benefits, rights, coverages, or features that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, right, coverage, or feature within an existing contract. The guidance in this pronouncement is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt this statement for internal replacements in, 2007. The Company is still assessing the impact this statement will have on its financial position or results of operations.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting SFAS No.157 which becomes effective for fiscal years beginning after November 15, 2007 and interim periods within those years.
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
In September 2006, the SEC released SEC Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB No. 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 does not change the SEC staff’s previous guidance on evaluating the materiality of errors. It allows registrants to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. The adoption of SAB 108 did not have a material effect on the Company’s financial statements
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides the Company an irrevocable option to report selected financial assets and liabilities at fair value with changes in fair value recorded in earnings. The option is applied, on a contract-by-contract basis, to an entire contract and not only to specific risks, specific cash flows or other portions of that contract. Upfront costs and fees related to a contract for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting SFAS 159.
(2) Investments:
A summary of investment components at December 31, 2006 and December 31, 2005 at fair value is as follows:

	December 31, 2006	Percent	December 31, 2005	Percent
Fixed Maturities Available for Sale (Fair Value):

U.S. Treasury Securities	$11,042,269	1.66%	$10,391,615	1.67%
Municipalities	7,802,878	1.18%	7,804,938	1.25%
Corporate Bonds	308,721,378	46.43%	231,751,734	37.24%

Subtotal	$327,566,525	49.27%	$249,948,287	40.16%

Trading Securities (Fair Value)

Collateralized Debt Obligations	—	—	128,348,213	20.62%

Total Fixed Maturities and Trading Portfolio	$327,566,525	49.27%	$378,296,500	60.78%

Cash & Short-term Investments (at Cost)	154,980,856	23.31%	104,516,979	16.79%

Total Fixed Maturities, Cash and Short-term Investments	$482,547,381	72.58%	$482,813,479	77.57%

Limited Partnership Hedge Funds (at Equity)	182,324,313	27.42%	139,590,758	22.43%

Total Investment Portfolio	$664,871,694	100.00%	$622,404,237	100.00%
Gross unrealized gains on fixed maturities available for sale were $584,183 and $261,049 at December 31, 2006 and December 31, 2005, respectively; and gross unrealized losses on fixed maturities available for sale were $449,674 and $1,136,670 at December 31, 2006 and December 31, 2005, respectively.
Included in investments at December 31, 2006 are securities required to be held by the Company or those that are on deposit with various regulatory authorities as required by law with a fair value of $11,042,269.
There were no non-income producing fixed maturity investments for each of the years ended December 31, 2006 and December 31, 2005.
Mortgage backed securities at December 31, 2006 and 2005 consisted of commercial mortgage backed securities with a fair value of $296.8 million and $174.7, respectively, all of which are readily marketable and were included in the above table in corporate bonds.
The gross unrealized gains and losses on fixed maturities available for sale at December 31, 2006 and December 31, 2005 are as follows:

	2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	cost	Gains	Losses	Value

Fixed maturities available for sale:

U.S. Treasury Securities	$11,202,361	$1,332	$(161,424)	$11,042,269
Municipalities	7,795,636	7,241	—	7,802,877
Corporate Bonds	308,434,019	575,610	(288,250)	308,721,379

Totals	$327,432,016	$584,183	$(449,674)	$327,566,525

	2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	cost	Gains	Losses	Value

Fixed maturities available for sale:

U.S. Treasury Securities	$10,539,941	$3,831	$(152,157)	$10,391,615
Municipalities	7,798,992	8,520	(2,575)	7,804,937
Corporate Bonds	232,484,975	248,698	(981,938)	231,751,735

Totals	$250,823,908	$261,049	$(1,136,670)	$249,948,287

The following table summarizes all securities in an unrealized loss position at December 31, 2006 disclosing the aggregate fair value and gross unrealized loss for less than as well as more than 12 months:

	2006
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Description of Securities
U.S. Treasury Securities	$6,169,093	$(29,489)	$4,725,591	$(131,935)	$10,894,684	$(161,424)
Corporate Bonds	124,917,444	(65,748)	7,685,786	(222,502)	132,603,230	(288,250)

Total temporary impaired securities	$131,086,537	$(95,237)	$12,411,377	$(354,437)	$143,497,914	$(449,674)
The above table contains available for sale securities related to 27 investments. The Company believes the unrealized losses as shown above are temporary, as they resulted from changes in market conditions, including interest rates or sector spreads, and are not considered to be credit risk related. Further, as of December 31, 2006 the Company has the intent and the ability to hold the securities prior to full recovery.
The amortized cost and fair value of debt securities at December 31, 2006 by contractual maturity are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Fixed maturities available for sale
	Amortized	Fair
	Cost	Value

Due in one year or less	$2,695,137	$2,676,197
Due after one year through five years	18,811,838	18,686,584
Due after five years through ten years	2,020,177	1,888,553
Due after ten years	7,532,402	7,536,880

	31,059,554	30,788,214
Mortgage backed securities	296,372,462	296,778,311

Totals	$327,432,016	$327,566,525

The investment portfolio has exposure to market risks, which include the effect of adverse changes in interest rates, credit quality, hedge fund value and collateralized debt obligations (CDO) values on the portfolio. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Hedge fund and CDO risks include the potential loss from the diminution in the value of the underlying investment of the hedge fund and the potential loss from changes in the fair value of CDO securities.

Proceeds from sales of investments in debt securities held for sale for the years ended December 31, 2006, 2005 and 2004 were $220,876,103, $97,941,993 and $55,017,140, respectively. Gross gains of $518,457, $532,429 and $995,789 and gross losses of $532,195, $413,986 and $197,928 were realized on those sales for the years ended December 31, 2006, 2005 and 2004, respectively. The Company recorded declines in values of investments considered to be other-than-temporary of $371,140, $678,395 and $124,487 for the years ended December 31, 2006, 2005 and 2004.
Realized gains (losses) and unrealized investment appreciation (depreciation) on fixed maturities and equity securities for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Year ended December 31,
	2006	2005	2004

Realized gains (losses) on investments
Fixed maturities	$(384,878)	$(559,952)	$673,374
Short-term investments	(17,676)	(245,324)	4,215

Net realized investment gains (losses)	(402,554)	(805,276)	677,589
Less: applicable income taxes	140,894	281,847	(237,156)

Net realized investment gains (losses) after taxes	$(261,660)	$(523,429)	440,433

	Year ended December 31,
	2006	2005	2004

Change in unrealized investment appreciation (depreciation) of securities:
Fixed maturities	$1,010,131	$(2,017,718)	$266,375

Net unrealized investment gains (losses)	1,010,131	(2,017,718)	266,375
Less: applicable income taxes	(353,546)	706,201	(93,231)

Net unrealized investment gain (losses) after taxes	$656,585	$(1,311,517)	173,144

Net investment income from each major category of investments for the years indicated is as follows:

	Year ended December 31,
	2006	2005	2004

Fixed maturities available for sale	$11,793,544	$7,796,371	$4,375,898
Trading securities	15,785,074	8,486,160	13,420,243
Short-term investments	7,816,937	6,161,702	2,999,993
Equity in earnings of limited partnerships	16,474,691	17,603,357	7,704,357

Total investment income	51,870,246	40,047,590	28,500,491
Investment expenses (see note 16)	(3,973,022)	(3,987,779)	(4,821,537)

Net investment income	$47,897,224	$36,059,811	$23,678,954

Net investment income for trading securities includes $(171,720), $(1,392,929) and $143,550 of net unrealized (losses) gains as of December 31, 2006, 2005 and 2004, respectively.

In addition to its investment in Tricadia, the Company held $153.9 million of limited partnership and limited liability company hedge funds at December 31, 2006, accounted for under the equity method, as follows:

	Amount	Ownership %
ACP Global Opportunities Fund	$4,114,830	4.90
Alpha Energy Partners Class A	1,525,554	0.59
Alpha Energy Partners Class C	2,578,319	1.00
Alydar QP Fund	4,467,349	1.06
Amici Qualified Associates, L.P.	3,852,919	0.97
Artesian Credit Arbitrage Total Return Fund	9,847,724	12.50
Asuka Japanese Equity Long/Short Fund, L.L.C.	4,751,428	5.33
Blue Harbour Strategic Value Partners, L.P.	3,120,196	0.78
Caspian Capital Partners, L.P. (1)	9,297,264	1.42
Dolphin Fund, L.P.	6,323,866	4.65
Five Mile Capital SIF	9,097,219	3.15
Ivory Flagship Fund L.P.	5,141,760	1.09
Lubben Fund, L.P.	5,500,919	5.85
Mariner Dolphin Special Opportunities Fund(1)	5,516,704	21.22
Mariner Opportunities Fund (1)	4,503,903	1.72
Mariner Voyager LP(1)	6,903,502	12.91
Midway Market Neutral Fund LLC	6,985,579	7.28
MV Partners Fund I, LP — Tranche B	1,533,184	2.02
Newsmith Credit Fund, LP	10,871,881	10.71
Nippon Partners, LP	4,117,366	2.71
P.A.W. Partners, LP	10,259,582	4.68
Renaissance Institutional Equities Fund, L.L.C.	5,196,936	0.07
Riva Ridge Capital Partners, L.P.	7,211,189	7.07
SLS Investors	7,251,639	2.37
Tricadia (CDO) Fund, LP(1)	28,430,038	98.63
Wexford Spectrum Fund I, LP	13,923,463	1.88

Total limited partnership hedge funds	$182,324,313

(1)	Limited partnership hedge fund directly managed by Mariner (see note 16).
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
The hedge funds in which we invest usually impose limitations on the timing of withdrawals from the hedge funds (most are within 90 days), and may affect our liquidity. With respect to the Company’s investment in the Tricadia limited partnership hedge fund managed by a Mariner affiliated Company, the withdrawal of funds requires one year’s prior written notice to the hedge fund manager.
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
Margin Account
The Company maintains an investment in a limited partnership hedge fund, (Tricadia), that invests in CDOs, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a Mariner affiliated company. This investment was consolidated in the Company’s financial statements through August 1, 2006. CDOs and CRSs are purchased by various broker dealers. Such purchases are then repackaged and sold to investors within a relatively short time period, normally within a few months. Tricadia earns a fee for servicing these arrangements and provides a margin account as collateral to secure the credit risk of the purchases made by the dealers under these agreements. Tricadia does not share in the gains or losses on investments held by the dealer. Management expects that only under a remote circumstance would the margin account be drawn by the dealer to secure losses. Many of the securities purchased are investment grade floating rate securities and large unrealized losses are not normally expected to occur. The Company seeks to mitigate market risk associated with such investments by concentrating on investment grade, floating rate securities with the risk of loss being limited to the cash held in the margin accounts. As of December 31, 2006 and 2005, Tricadia provided $8 million and $0 million, respectively in cash as collateral to secure any purchases made by the dealers.
Securities Lending
The Company maintains a securities lending agreement with Bear, Stearns Securities Corp. (the “Borrower”) whereby certain securities from its portfolio are loaned to the Borrower for short periods of time. The agreement sets forth the terms and conditions under which the Company may, from time to time, lend to the Borrower, against a pledge of restricted collateral, securities held in custody for the Company by Custodial Trust Company, an affiliate of the Borrower. The Company receives restricted collateral from the Borrower generally equal to at least the fair value of the loaned securities plus accrued interest. The loaned securities remain a recorded asset of the Company. At December 31, 2006 and December 31, 2005, the Company had loaned securities with a fair value of $0 and $2,645,407, respectively and held collateral related to these loaned securities of $0 and $2,729,037, respectively.
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
A summary of the pools’ underwriting accounts as of December 31, 2006 and December 31, 2005 is as follows:

	(Unaudited)
	2006	2005

Cash and short-term investments	$16,468,618	$5,870,875
Premiums receivable	25,758,823	23,804,464
Reinsurance and other receivables	98,249,798	68,394,368

Total assets	$140,477,239	$98,069,707

Due to insurance pool members	59,305,829	34,436,135
Reinsurance payable	44,424,500	35,660,965
Funds withheld from reinsurers	33,011,209	25,845,670
Other liabilities	3,735,701	2,126,937

Total liabilities	$140,477,239	$98,069,707

A portion of the pools’ underwriting accounts above have been included in the Company’s insurance subsidiaries operations based upon their pro rata participation in the MMO insurance pools.
(4) Insurance Operations:
Reinsurance transactions
Approximately 36%, 33% and 25% of the Company’s insurance subsidiaries’ direct and assumed gross premiums written for the years ended December 31, 2006, 2005 and 2004, respectively, have been reinsured by the pools with other companies on both a treaty and a facultative basis.
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
Reinsurance ceded transactions generally do not relieve the Company of its primary obligation to the policyholder, so that such reinsurance recoverable would become a liability of the Company’s insurance subsidiaries in the event that any reinsurer might be unable to meet the obligations assumed under the reinsurance agreements. As established by the pools, all reinsurers must meet certain minimum standards of financial condition.
The Company’s largest unsecured reinsurance receivables at December 31, 2006 were from the following reinsurers:

Reinsurer	Amounts	A.M. Best Rating
	(in millions)
Lloyd’s Syndicates	$59.2	A (Excellent)
Swiss Reinsurance America Corp.	21.1	A+ (Superior)
Lloyd’s (Equitas)	10.6	NR-3 (Rating Procedure Inapplicable)
Folksamerica Reinsurance Company	9.9	A– (Excellent)
GE Reinsurance Corp.	8.5	A (Excellent)
Platinum Underwriters Reinsurance Co.	8.3	A (Excellent)
XL Reinsurance America Inc.	6.8	A+ (Superior)
Liberty Mutual Insurance Company	5.8	A (Excellent)
FM Global (Arkwright)	5.3	A+ (Superior)
Berkley Insurance Company	4.5	A (Excellent)
General Reins. Corp.	4.4	A++ (Superior)
Transatlantic Reins.	4.2	A+ (Superior)
Everest Reinsurance	3.9	A+ (Superior)

Total	$152.5
The reinsurance contracts with the above listed companies are generally entered into annually and provide coverage for claims occurring while the relevant agreement was in effect, even if claims are made in later years. The contract with Arkwright was entered into with respect to their participation in the pools.
Lloyd’s maintains a trust fund, which was established for the benefit of all United States ceding companies. Lloyd’s receivables represent amounts due from approximately 93 different Lloyd’s syndicates.
Equitas, a Lloyd’s company established to settle claims for underwriting years 1992 and prior, maintains policyholders’ surplus at March 31, 2006 of approximately 458 million Pounds Sterling (unaudited) (US $797 million). However, given the uncertainty surrounding the adequacy of surplus and sufficiency of assets in Equitas to meet its ultimate obligations, there is a reasonable possibility that the Company’s collection efforts relating to reinsurance receivables from Equitas may be adversely affected in the future.
The Company’s exposure to reinsurers, other than those indicated above, includes reinsurance receivables from approximately 610 reinsurers or syndicates, and as of December 31, 2006, no single one was liable to the Company for an unsecured amount in excess of approximately $3 million.
Funds withheld of approximately $14.6 million and letters of credit of approximately $159.6 million as of December 31, 2006 were obtained as collateral for reinsurance receivables as provided under various reinsurance treaties. Reinsurance receivables as of December 31, 2006 and 2005 included an allowance for uncollectible reinsurance receivables of $13.9 million and $16.7 million, respectively. Uncollectible reinsurance resulted in charges to operations of approximately $2.7 million, $6.1 million and $1.2 million in 2006, 2005 and 2004, respectively.
Reinsurance ceded and assumed relating to premiums written were as follows:

	Gross	Ceded	Assumed		Percentage
	(direct)	to other	from other		of assumed
Year ended	amount	companies	companies	Net amount	to net

December 31, 2006	$230,779,540	$86,449,224	$10,529,662	$154,859,978	7%
December 31, 2005	186,734,330	66,478,291	13,635,490	133,891,529	10%
December 31, 2004	159,407,233	46,505,810	24,226,839	137,128,262	18%

Reinsurance ceded and assumed relating to premiums earned were as follows:

	Gross	Ceded	Assumed		Percentage
	(direct)	to other	from other		of assumed
Year ended	amount	companies	companies	Net amount	to net

December 31, 2006	$216,737,670	$79,063,222	$14,159,694	$151,834,142	9%
December 31, 2005	178,807,549	65,663,023	21,412,678	134,557,204	16%
December 31, 2004	142,738,099	46,033,709	19,628,864	116,333,254	17%
Losses and loss adjustment expenses incurred are net of ceded reinsurance recoveries of $63,334,283, $90,454,778 and $18,416,068 for the years ended December 31, 2006, 2005 and 2004, respectively.
Unpaid losses
Unpaid losses are based on individual case estimates for losses reported and include a provision for losses incurred but not reported and for loss adjustment expenses. The following table provides a reconciliation of the Company’s consolidated liability for losses and loss adjustment expenses for the years ended December 31, 2006, 2005 and 2004:

	Year ended December 31,
	2006	2005	2004
	(In thousands)
Net liability for losses and loss adjustment expenses at beginning of year	$289,217	$255,479	$242,311

Provision for losses and loss adjustment expenses occurring in current year	93,803	105,537	81,518
Increase (decrease) in estimated losses and loss adjustment expenses for claims occurring in prior years(1)	(7,667)	(13,247)	(14,960)

Net loss and loss adjustment expenses incurred	86,136	92,290	66,558

Less:
Losses and loss adjustment expense payments for claims occurring during:
Current year	9,641	15,453	10,287
Prior years	72,771	43,099	43,103

	82,412	58,552	53,390

Net liability for losses and loss adjustment expenses at year end	292,941	289,217	255,479

Ceded unpaid losses and loss adjustment expenses at year end	286,238	299,648	247,782

Gross unpaid losses and loss adjustment expenses at year end	$579,179	$588,865	$503,261

(1)	The adjustment to the consolidated liability for losses and loss adjustment expenses for losses occurring in prior years reflects the net effect of the resolution of losses for other than full reserve value and subsequent readjustments of loss values.

The $7.7 million decrease in 2006 primarily reflected favorable development in the 2005 and 2004 accident years in ocean marine due in part to lower settlements of case reserve estimates, higher than expected receipts of salvage and subrogation recoveries and a lower emergence of actual versus expected losses. Partially offsetting this benefit was adverse development in the 2005 and 2004 accident years in both of the commercial auto and surety classes as a result of higher than initially anticipated loss ratios. 2004 was the first full year of writing commercial auto and surety premiums.

The $13.2 million decrease in 2005 primarily reflected the recognition of favorable development in the ocean marine line of business, particularly in the 2001 to 2003 accident years. The Company’s net loss retention per risk, or occurrence, increased substantially in the ocean marine line during the 2001-2003 accident years from previous years. Our net loss retentions in the ocean marine line of business for the 1998, 1999 and 2000 years were $50,000, $50,000 and $100,000, respectively. This compared to net loss retentions in the ocean marine line of business for the 2001, 2002 and 2003 years of $1,500,000, $2,000,000 and $2,000,000, respectively. The Company estimated higher IBNR amounts in the 2001 to 2003 accident years to correspond to the larger net loss retentions. Our subsequent analysis of our 2004 actual loss development, however, indicated a trend, which continued in 2005, that the actual loss emergence for the larger net retention years of 2001 to 2003 was not developing as we had originally anticipated. These results compared favorably with those obtained through a statistical evaluation of losses using the Bornheutter-Ferguson, paid and incurred methods. The other liability line also reported favorable development in years prior to 2002 resulting from a lower than expected emergence of losses attributable to a shorter loss reporting tail than originally estimated. Further contributing to the increase was the favorable development of aircraft loss reserves largely attributable to the 2001 accident year. The favorable loss development in 2005 was partially offset by net adverse loss development resulting from provisions made for insolvent, financially impaired reinsurers and commuted reinsurance contracts, partly as a result of an increase in ceded incurred losses relating to a few specific asbestos claims.

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
At December 31, 2006 and December 31, 2005, the Company’s gross, ceded and net loss and loss adjustment expense reserves for all asbestos/environmental policies amounted to $55.4 million, $43.2 million and $12.2 million, and $72.2 million, $59.2 million and $13.0 million, respectively. The Company believes that the uncertainty surrounding asbestos/environmental exposures, including issues as to insureds’ liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions, all affect the estimation of ultimate losses. Under such circumstances, it is difficult to determine the ultimate loss for asbestos/environmental related claims. Given the uncertainty in this area, losses from asbestos/environmental related claims may develop adversely and, accordingly, management is unable to estimate the range of possible loss that could arise from asbestos/environmental related claims. However, the Company’s net unpaid loss and loss adjustment expense reserves, in the aggregate, as of December 31, 2006, represent management’s best estimate.
In 2001, the Company recorded losses in its aircraft line of business as a result of the terrorist attacks of September 11, 2001 on the World Trade Center, the Pentagon and the hijacked airliner that crashed in Pennsylvania (collectively, the “WTC Attack”). At the time, because of the amount of the potential liability to our insureds (United Airlines and American Airlines) occasioned by the WTC Attack, we established reserves based upon our estimate of our insureds’ policy limits for gross and net liability losses. In 2004 we determined that a reduction in the loss reserves relating to the terrorist attacks of September 11, 2001 on the Pentagon and the hijacked airliner that crashed in Pennsylvania was warranted, because a significant number of claims that could have been made against our insureds were waived by prospective claimants when they opted to participate in the September 11th Victim Compensation Fund of 2001 (the “Fund”), and the statutes of limitations for wrongful death in New York and for bodily injury and property damage, generally, had expired, the latter on September 11, 2004. Our analysis of claims against our insureds, undertaken in conjunction with the industry’s lead underwriters in London, indicated that, because such a significant number of claims potentially emanating from the attack on the Pentagon and the crash in Shanksville had been filed with the Fund, or were time barred as a result of the expiration of relevant statutes of limitations, those same claims would not be made against our insureds. Therefore, we concluded that our insured’s liability and our ultimate insured loss would be substantially reduced. Consequently, we re-estimated our insured’s potential liability for the terrorist attacks of September 11, 2001 on the Pentagon and the hijacked airliner that crashed in Pennsylvania, and we reduced our gross and net loss reserves by $16.3 million and $8.3 million, respectively.
In light of the magnitude of the potential losses to our insureds resulting from the WTC Attack, we did not reduce reserves for these losses until we had a high degree of certainty that a substantial amount of these claims were waived by victims’ participation in the Fund, or were time barred by the expiry of statutes of limitations, and we did not reach that level of certainty until September 2004, when the last of the significant statutes of limitations, that applicable to bodily injury and property damage, expired.

In 2006 the Company recorded adverse loss development of approximately $850,000 in the aircraft line of business resulting primarily from changes in estimates for the terrorist attacks occurring on September 11, 2001. Specifically, loss reserves from policies covering losses assumed from the World Trade Center attack were increased as a result of our receipt of notices of losses from a ceding company, which were coupled with an immaterial error that should have been recorded in 2005 of $1.1 million. These increases were partially offset by a reduction in reserves relating to the loss sustained at the Pentagon after re-estimating the reserve based upon lower than expected settlements of claims paid during the year.
Salvage and subrogation
Estimates of salvage and subrogation recoveries on paid and unpaid losses have been recorded as a reduction of unpaid losses amounting to $6,978,622 and $7,577,405 at December 31, 2006 and December 31, 2005, respectively.
Deferred policy acquisition costs
Deferrable acquisition costs amortized to income amounted to $31,336,186, $30,491,014 and $25,166,397 for the years ended December 31, 2006, 2005 and 2004, respectively.
(5) Property, Improvements and Equipment, Net:
Property, improvements and equipment, net at December 31, 2006 and December 31, 2005 include the following:

	2006	2005

Office furniture and equipment	$1,653,875	$1,687,560
Computer equipment	986,205	699,545
Computer software	6,000,273	4,574,128
Leasehold improvements	3,679,444	3,433,622

	12,319,797	10,394,855
Less: accumulated depreciation and amortization	(2,369,827)	(2,136,465)

Property, improvements and equipment, net	$9,949,970	$8,258,390

Depreciation and amortization and other expenses for the years ended December 31, 2006, 2005 and 2004 amounted to $968,817, $681,070 and $703,224, respectively.
(6) Income Taxes:
The components of deferred tax assets and liabilities as of December 31, 2006 and December 31, 2005 are as follows:

	December 31, 2006	December 31, 2005

Deferred Tax Assets:
Loss reserves	$12,037,171	$14,170,491
Unearned premiums	4,484,928	4,273,119
State and local tax loss carryforwards	4,139,451	3,612,526
Bad debt reserve	956,729	887,427
Unrealized depreciation of investments	—	306,467
Compensation expense – equity awards	914,863	223,081
Other	290,928	431,375

Deferred tax assets	22,824,070	23,904,486

Less: Valuation allowance	4,193,440	4,176,558

Total deferred tax assets	18,630,630	19,727,928

Deferred Tax Liabilities:
Deferred policy acquisition costs	4,680,071	4,197,105
Unrealized appreciation of investments	47,079	—
Deferred investment income	2,397,529	5,197,737
Accrued salvage and subrogation	242,688	291,899
Other	484,303	654,505

Total deferred tax liabilities	7,851,670	10,341,246

Net deferred tax assets	$10,778,960	$9,386,682

The range of years in which the loss carryforwards, which are primarily in the State of New York, can be carried forward against future tax liabilities is from 2007 to 2026.
The Company’s valuation allowance account with respect to the deferred tax asset and the change in the account is as follows:

	December 31, 2006	December 31, 2005	December 31, 2004

Balance, beginning of year	$4,176,558	$3,790,355	$3,495,116
Change in valuation allowance	16,882	386,203	295,239

Balance, end of period	$4,193,440	$4,176,558	$3,790,355

The change in the valuation account relates primarily to state and local tax loss carryforwards coupled with a $500,000 reduction in taxes in 2006 resulting from the resolution of tax uncertainties for the Company’s former subsidiary, MMO UK, which was sold in 2005.
The Company believes that the total deferred tax asset, net of the recorded valuation allowance account, as of December 31, 2006 will more likely than not be fully realized.
Income tax provisions differ from the amounts computed by applying the Federal statutory rate to income before income taxes as follows:

	Year ended December 31,
	2006	2005	2004
Income taxes at the Federal statutory rate	35.0%	35.0%	35.0%
Tax exempt interest	(0.2)	(0.5)	(0.2)
Valuation allowance	0.0	2.6	1.3
State taxes	(1.0)	(2.0)	(0.9)
Other, net	(0.3)	(1.1)	0.1

Income tax provisions	33.5%	34.0%	35.3%

Federal income tax paid amounted to $13,670,275, $6,067,039 and $5,263,512 for the years ended December 31, 2006, 2005 and 2004, respectively.
At December 31, 2006, the federal income tax payable included in other liabilities amounted to $1,777,420. At December 31, 2005, the federal income tax recoverable included in other assets amounted to $637,711.
Reduction of income taxes paid as a result of the deduction triggered by employee exercise of stock options for the years ended December 31, 2006, 2005 and 2004 amounted to $583,726, $199,033 and $139,819, respectively. The benefit received was recorded in paid-in capital.
(7) Statutory Income and Surplus:
The Company’s domestic insurance subsidiaries are limited, based on the lesser of 10% of policyholders’ surplus or 100% of net investment income, as defined under state insurance laws, in the amount of ordinary dividends they may pay without regulatory approval. Within this limitation, the maximum amount which could be paid to the Company out of the domestic insurance companies’ surplus was approximately $19.6 million as of December 31, 2006. During 2004, New York Marine requested and received approval from the State of New York Insurance Department to pay extraordinary dividends of $15,000,000 to the Company. There were no extraordinary dividends paid in 2005 or 2006.

Combined statutory net income, surplus and dividends declared by the Company’s domestic insurance subsidiaries were as follows for the periods indicated:

	Combined	Combined	Dividends
	Statutory	Statutory	Declared
Year ended	Net Income	Surplus	To Parent
December 31, 2006	$28,880,000	$197,289,000	$17,600,000
December 31, 2005	$5,679,000	$186,848,000	$8,500,000
December 31, 2004	$5,363,000	$181,633,000	$15,500,000
The National Association of Insurance Commissioners (the “NAIC”) provided a comprehensive basis of accounting for reporting to state insurance departments. Included in the codified accounting rules was a provision for the state insurance commissioners to modify such accounting rules by practices prescribed or permitted for insurers in their state. However, there were no differences reported in the statutory financial statements for the years ended December 31, 2006 and 2005, respectively, between prescribed state accounting practices and those approved by the NAIC.
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
(8) Employee Retirement Plans:
The Company maintains a retirement plan for the benefit of our employees in the form of a Profit Sharing Plan and Trust. The Profit Sharing Plan and Trust provides for an annual mandatory contribution of 7.5% of compensation for each year of service during which the employee has completed 11 months of service and is employed on the last day of the plan year. An additional discretionary annual contribution of up to 7.5% of compensation may also be made by the Company. The plan provides for 100% vesting upon completion of one year of service. Employee retirement plan expenses for the years ended December 31, 2006, 2005 and 2004 amounted to $1,293,472, $1,096,437 and $966,008, respectively.
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
The fair value of the senior debt at December 31, 2006 was a price equal to 97.2% of the par value.
Interest paid amounted to $6,523,133, $6,500,444, and $3,322,738 for the years ended December 31, 2006, 2005 and 2004, respectively.
(10) Commitments:
The Company maintains various operating leases to occupy office space. The lease terms expire on various dates through July 2016.
The aggregate minimum annual rental payments under various operating leases for office facilities as of December 31, 2006 are as follows:

Amount
2007	1,790,070
2008	1,806,445
2009	1,803,207
2010	1,763,722
2011	1,734,606
Thereafter	8,107,480

Total	$17,005,530

The operating leases also include provisions for additional payments based on certain annual cost increases. Rent expenses for the years ended December 31, 2006, 2005 and 2004 amounted to $1,856,238, $1,677,299 and $1,306,695, respectively.
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
(11) Comprehensive Income:
The Company’s comparative comprehensive income is as follows:

	Year ended December 31,
	2006	2005	2004

Net income	$29,850,480	$9,700,879	$14,630,665

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities, net of deferred tax (expense) benefit of $(212,652), 988,048 and $(330,387)	394,925	(1,834,946)	613,577
Less: reclassification adjustment for gains (losses) realized in net income, net of tax benefit (expense) of $140,894, $281,847 and $(237,156)	(261,660)	(523,429)	440,433

Other comprehensive income (loss)	656,585	(1,311,517)	173,144

Total comprehensive income	$30,507,065	$8,389,362	$14,803,809

The Company recorded unrealized holding gains (losses) on securities, net of deferred taxes, of $87,432 and $(569,153) as of December 31, 2006 and December 31, 2005, respectively.
(12) Common Stock Repurchase Plan and Shareholders’ Equity:
The Company has a common stock repurchase plan which authorizes the repurchase of up to $55,000,000, at prevailing market prices, of the Company’s issued and outstanding shares of common stock on the open market. As of December 31, 2006, the Company had repurchased a total of 2,338,684 shares of common stock under this plan at a total cost of $42,242,044 at market prices ranging from $12.38 to $28.81 per share. There were no repurchases made during 2006, 2005 or 2004 under this plan.
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

A reconciliation of basic and diluted earnings per share for each of the years ended December 31, 2006, 2005 and 2004 is as follows:

	December 31, 2006			December 31, 2005			December 31, 2004
		Weighted			Weighted			Weighted
		Average			Average			Average
	Net	Shares	Per	Net	Shares	Per	Net	Shares	Per
	Income	Outstanding	Share	Income	Outstanding	Share	Income	Outstanding	Share
	(In thousands except for per share data)

Basic EPS	$29,850	8,807	$3.39	$9,701	8,734	$1.11	$14,631	9,736	$1.50
Effect of Dilutive Securities:
Equity Awards	—	370	$(.14)	—	184	$(.02)	—	180	$(.02)

Diluted EPS	$29,850	9,177	$3.25	$9,701	8,918	$1.09	$14,631	9,916	$1.48

(13) Stock Plans:
The Company has three stock plans, the first approved by shareholders in 1991, the second in 2002 and the third in 2004. Each of these plans provides a means whereby the Company, through the grant of non-qualified stock options to key employees, may attract and retain persons of ability to exert their best efforts on behalf of the Company. Both the 2002 and 1991 plans authorize the issuance of options to purchase up to 500,000 shares of the Company’s common stock at not less than 95 percent of the fair market value at the date of grant. The 2004 plan authorizes the issuance of options to purchase shares of common stock, share appreciation rights, restricted and unrestricted share awards as well as deferred share units and performance awards. Options are exercisable over the period specified in each option agreement and expire at a maximum term of ten years covering up to 450,000 shares of the Company’s common stock in the aggregate. The fair value of equity awards is expensed over the vesting period as specified in each agreement.
The Company also adopted an Employee Stock Purchase Plan (the “ESPP”) in 2004. The ESPP allows eligible employees of the Company and its designated affiliates to purchase, through payroll deductions, shares of common stock of the Company. The ESPP is designed to retain and motivate the employees of the Company and its designated affiliates by encouraging them to acquire ownership in the Company on a tax-favored basis. The price per common share sold under the ESPP is 85% (or more if the Board of Directors or the committee administering the plan so provides) of the closing price of the Company’s shares on the New York Stock Exchange on the day the Common Stock is offered. The Company has reserved 50,000 shares for issuance under the ESPP. There were no shares issued under the ESPP as of December 31, 2006, 2005 and 2004, respectively.
A summary of stock option activity under the stock plans for the years ended December 31, 2006, 2005 and 2004 is as follows:

	December 31, 2006		December 31, 2005		December 31, 2004
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average Price	of	Average Price	of	Average Price
Shares Under Option	Shares	Per Share	Shares	Per Share	Shares	Per Share
Outstanding, beginning of year	407,850	$15.12	468,500	$15.19	520,700	$14.98
Granted	—	—	—	—	10,000	$26.00
Exercised	(72,025)	$14.46	(59,050)	$15.02	(42,250)	$14.96
Forfeited	(2,625)	$14.47	(1,600)	$14.47	(19,950)	$14.77

Outstanding, end of year	333,200	$15.43	407,850	$15.26	468,500	$15.22

Exercisable, end of year	323,200	$15.22	285,100	$15.12	226,175	$15.19

From January 1, 2003 to December 31, 2005, the Company accounted for stock based compensation using Statement of Financial Accounting Standards No. 123 “Accounting for Awards of Stock Based Compensation to Employees” prospectively for all awards granted, modified or settled after January 1, 2003.
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”) using the modified prospective method. SFAS 123R establishes standards for the accounting for transactions that involve stock based compensation. SFAS 123R requires that compensation costs be recognized for the fair value of all share options over their vesting period, including the cost related to the unvested portion of all outstanding share options as of December 31, 2005. The cumulative effect of the adoption of SFAS 123R was not material. The Company recorded approximately $343,000 of additional compensation cost in results from operations for the twelve months ended December 31, 2006 relating to the adoption of accounting for stock based compensation under SFAS 123R.
In 2006, 53,000 restricted share units were granted to certain officers and directors of the Company under the NYMAGIC, INC. Amended and Restated 2004 Long-Term Incentive Plan (the “LTIP”) for a compensation expense of $1,212,149. The Company granted up to 36,000 performance share units under the LTIP to the President and Chief Executive Officer that vest over three years, of which $156,951 was recorded as compensation expense for the year ended December 31, 2006. The Company granted 21,000 shares of common stock and 122,000 of restricted share units, respectively to certain officers and directors of the Company in 2005 having a compensation expense of $674,911. In 2004 the Company granted 14,100 shares of common stock under the LTIP to certain officers and directors of the Company for a compensation expense of approximately $369,000. Restricted share units (unvested shares) become shares of common stock when the restrictions applicable to them lapse. The Company granted 7,123 deferred share units under the LTIP to certain officers and directors of the Company in 2006 for a compensation expense of $227,500. The Company granted 8,679 of deferred share units under the LTIP to certain officers and directors of the Company in 2005 for a compensation expense of $184,000. The Company granted 8,557 deferred share units to certain directors in 2004 under the LTIP for a expense of approximately $185,000. Deferred share units become shares of common stock issued upon the departure of the officer/director from the Company. The total compensation expense recorded for the years ended December 31, 2006, 2005 and 2004 were $2,117,000, $985,000 and $589,000, respectively.
The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period. The table includes only the effect of stock options on net income and earnings per share as all other stock compensation awards have been accounted for under SFAS 123. The amounts for all other awards issued were $939,929 and $522,729 for 2005 and 2004, respectively.

	Year ended December 31,
	2005	2004
	(in thousands)
Net income, as reported	$9,701	$14,631
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	26	30
Deduct: Total stock-based employee compensation expense determined under the fair value base method for all awards, net of related tax effects	(336)	(354)

Pro forma net income	$9,391	$14,307

Earnings per share:

Basic EPS – as reported	$1.11	$1.50
Basic EPS – pro forma	$1.08	$1.47

Diluted EPS – as reported	$1.09	$1.48
Diluted EPS – pro forma	$1.05	$1.44
In determining the pro forma effects on net income, the fair value of options granted in 2004, 2003, 2002, 2001, 2000, 1999 and 1998 were estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions in 2004, 2003, 2002, 2001, 2000, 1999 and 1998, respectively: dividend yield of 1%, 1%, 0%, 0%, 3.0%, 3.0% and 1.9%; expected volatility of 31%, 31%, 31%, 25%, 25%, 25% and 28%; the 2004, 2003 and 2002 grants have expected lives of 4 years with the remaining grants at 5 years each and a risk-free interest rate of 2.65%, 2.20%, 2.90%, 4.42%, 4.75%, 6.48% and 4.56%. The fair value of options granted in

2004 and 2003 amounted to $63,611 and $85,895, respectively. The Company did not grant any options during the 2006 or the 2005 year.
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
In connection with the Kallop Employment Agreement, on April 17, 2006 the Company entered into a Performance Share Award Agreement (the “Kallop Award Agreement”) with Mr. Kallop. Under the terms of the Kallop Award Agreement, the aforementioned 8,000 restricted shares granted as of the execution date of the Kallop Employment Agreement vested on December 31, 2006. The performance units will be earned for each of the three one-year performance periods based on target increases in the market price of the Company’s stock in the applicable performance period.
On April 18, 2006, NYMAGIC, INC. (the “Company”) entered into an employment agreement with George R. Trumbull, III, the Company’s Chairman of the Board of Directors (the “Trumbull Employment Agreement”), effective February 1, 2006 through December 31, 2006. Under the Trumbull Employment Agreement Mr. Trumbull is entitled to a base salary of $250,000 and a target annual incentive award of $125,000. Mr. Trumbull is also entitled to receive a grant of 5,000 shares of restricted stock as of the execution date of the Trumbull Employment Agreement, which vested on December 31, 2006. The Trumbull Employment Agreement also provides for reimbursement of reasonable expenses incurred in the performance of Mr. Trumbull’s duties, and includes provisions governing terminations for death, disability, cause, without cause and change of control, which include a severance benefit of one year’s salary, a pro rata annual incentive award at target and accelerated vesting of stock options in the event of his termination without cause prior to a change of control.
In connection with the Trumbull Employment Agreement, on April 18, 2006 the Company entered into a Performance Share Award Agreement (the “Trumbull Award Agreement”) with Mr. Trumbull for the grant of the 5,000 shares of restricted stock. Under the terms of the Trumbull Award Agreement, the restricted shares vested December 31, 2006.
In 1999, the Company established the NYMAGIC, Inc. Phantom Stock Plan (the “Plan”). The purpose of the Plan is to build and retain a capable experienced long-term management team and key personnel to promote the success of the Company. Each share of phantom stock granted under the Plan constitutes a right to receive in cash the appreciation in the fair market value of one share of the Company’s stock, as determined on the date of exercise of such share of phantom stock over the measurement value of such phantom stock. In 1999, 100,000 shares of phantom stock were granted to employees with a five-year vesting schedule. There have been no grants of phantom stock by the Company since 1999. There were 7,500, 0 and 0 shares exercised for the years ended December 31, 2006, 2005 and 2004, respectively. The Company recorded an expense (benefit) of $140,400, $(7,650) and $(31,800) for the years ended December 31, 2006, 2005 and 2004, respectively.

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
On March 22, 2006, the Company entered into an agreement (the “Letter Agreement”) to amend the Option Certificate granted under a Securities Purchase Agreement, dated January 31, 2003, by and between the Company and Conning Capital Partners VI, L.P. (“CCP”). The Amended and Restated Option Certificate dated as of March 22, 2006 by and between the Company and CCP (“Amended and Restated Option”) decreases the number of shares of Company common stock that may be issued upon the exercise of the Amended and Restated Option from 400,000 to 300,000 and extends the term from January 31, 2008 to December 31, 2010. There were no options exercised during 2006, 2005 and 2004.
(14) Segment Information:
The Company’s subsidiaries include three domestic insurance companies and three domestic agencies. These subsidiaries underwrite commercial insurance in four major lines of business. The Company considers ocean marine, inland marine/fire, other liability, and aircraft as appropriate segments for purposes of evaluating the Company’s overall performance; however, the Company has ceased writing any new policies covering aircraft risks subsequent to March 31, 2002.
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

	Year ended December 31,
	2006		2005		2004
			(in thousands)
		Income		Income		Income
Segments	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)

Ocean marine	$78,898	$31,691	$72,326	$8,491	$76,779	$11,912
Inland marine/Fire	7,792	(53)	7,295	1,454	4,891	1,901
Other liability	65,402	3,721	55,277	815	35,056	(916)
Aircraft	284	(455)	857	2,214	68	12,173

Subtotal	152,376	34,904	135,755	12,974	116,794	25,070

Other income	596	596	334	334	1,790	1,790
Net investment income	47,897	47,897	36,060	36,060	23,679	23,679
Net realized investment gains (losses)	(403)	(403)	(805)	(805)	678	678
General and administrative expenses	—	(31,401)	—	(27,183)	—	(23,247)
Interest expense	—	(6,712)	—	(6,679)	—	(5,353)
Income tax expense	—	(15,031)	—	(5,000)	—	(7,986)

Total	$200,466	$29,850	$171,344	$9,701	$142,941	$14,631

The Company’s gross written premiums cover risks in the following geographic locations:

	2006	2005	2004
	(in thousands)

United States	$226,352	$185,161	$165,388
Europe	9,084	9,853	12,489
Asia	2,647	2,931	2,430
Latin America	479	879	991
Other	2,747	1,546	2,336

Total Gross Written Premiums	$241,309	$200,370	$183,634

(15) Quarterly Financial Data (unaudited):
The quarterly financial data for 2006 and 2005 are as follows:

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2006	2006	2006	2006
	(in thousands, except per share data)
Total revenues	$49,542	$48,883	$48,394	$53,648
Income before income taxes	$11,859	$9,442	$12,406	$11,174
Net income	$7,714	$6,147	$8,578	$7,411

Basic earnings per share	$.88	$.70	$.97	$.84
Diluted earnings per share	$.85	$.67	$.93	$.80

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2005	2005	2005	2005
	(in thousands, except per share data)
Total revenues	$42,142	$44,018	$35,780	$49,405
Income(loss) before income taxes	$5,118	$7,616	$(8,041)	$10,007
Net income(loss)	$3,317	$4,958	$(5,230)	$6,655

Basic earnings (loss) per share	$.38	$.57	$(.60)	$.76
Diluted earnings (loss) per share	$.37	$.56	$(.60)	$.74
(16) Related Party Transactions:
The Company had gross premiums of $14.2 million in 2006 and $14.7 million in 2005 written through Arthur J. Gallagher & Co., an insurance brokerage at which Glenn R. Yanoff, a director of the Company from June 1999 until May 2004 and currently a director since September 2005, is an employee. The Company had gross premiums written of $13.8 million in 2004 written through I. Arthur Yanoff & Co, Ltd. and Yanoff South Inc., insurance brokerages at which Mr. Yanoff was a vice president and insurance underwriter. In connection with the placement of such business, gross commission expenses of $2,580,000, $2,533,000 and $2,363,000 in 2006, 2005 and 2004, respectively, were incurred by the Company on these transactions.
The Company entered into an investment management agreement with Mariner effective October 1, 2002, which was amended and restated on December 6, 2002. Under the terms of the agreement, Mariner manages the Company’s investment portfolio. Fees to be paid to Mariner are based on a percentage of the investment portfolio as follows: .20% of liquid assets, .30% of fixed maturity investments and 1.25% of limited partnership (hedge fund) investments. A proposed investment management agreement between Southwest Marine and the Mariner Group, which is virtually identical to the investment management agreement between the Company and Mariner is currently pending approval by the Arizona Department of Insurance. William J. Michaelcheck, a director of the Company, is the Chairman and the beneficial owner of the majority of the stock of Mariner. George R. Trumbull, Chairman and a director of the Company, A. George Kallop, President and Chief Executive Officer of the Company, and William D. Shaw, Jr., Vice Chairman and a director of the Company, are also associated with Mariner. Investment fees incurred under the agreement with Mariner were $2,887,985 for the period ended December 31, 2006 and $3,356,928 for the period ended December 31, 2005. The Company entered into a consulting contract with Mr. Shaw in 2005 pursuant to which he receives $100,000 annually. In February 2006 Mr. Shaw was awarded a bonus of $30,000 for his services in 2005 under the terms of the consulting agreement. In 2005 the Company paid Mr. Shaw $83,000 in cash and granted Mr. Shaw 4,500 shares of common stock with the value of $107,415 for his management contributions to the Company in 2004.
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
In 2003, the Company obtained a 100% interest in a limited partnership hedge fund, (Tricadia), that invests in CDO securities, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a Mariner affiliated company. In 2003 the Company made an investment of $11.0 million in Tricadia. Additional investments of $2.7 million and $4.65 million were made in 2005 and 2004, respectively. The Company is committed to providing an additional $16.7 million in capital to Tricadia. Under the provisions of the limited partnership agreement, the Mariner affiliated company is entitled to 50% of the net profit realized upon the sale of certain collateralized debt obligations held by the Company. Investment expenses incurred and payable under this agreement at December 31, 2006 and December 31, 2005 amounted to $792,144 and $437,842 respectively, and were based upon the fair value of those securities held and sold for the years ended December 31, 2006 and 2005, respectively. The limited partnership agreement also provides for other fees payable to the manager based upon the operations of the hedge fund. There were no other fees incurred through December 31, 2005. Any withdrawals made require one year’s prior written notice to the hedge fund manager.
As of December 31, 2006 the Company held $54,651,411 million in limited partnership interests in hedge funds which are directly managed by Mariner.
(17) Legal Proceedings:
The Company previously entered into reinsurance contracts with a reinsurer that is now in liquidation. On October 23, 2003, the Company was served with a Notice to Defend and a Complaint by the Insurance Commissioner of the Commonwealth of Pennsylvania, who is the liquidator of this reinsurer, alleging that approximately $3 million in reinsurance claims paid to the Company in 2000 and 2001 by the reinsurer are voidable preferences and are therefore subject to recovery by the liquidator. The claim was subsequently revised by the liquidator to approximately $2 million. The Company filed Preliminary Objections to Plaintiff’s Complaint, denying that the payments are voidable preferences and asserting affirmative defenses. These Preliminary Objections were overruled on May 24, 2005 and the Company filed its Answer in the proceedings on June 15, 2005. On December 7, 2006 the liquidator filed a motion of summary judgment to which the Company responded on December 19, 2006 by moving for a stay, pending the resolution of a similar case currently pending before the Supreme Court of the Commonwealth of Pennsylvania. No trial date has been set for this matter, but the Company intends to defend itself vigorously in connection with this lawsuit. The Company believes it has strong defenses against these claims; however, there can be no assurance as to the outcome of this litigation.
On February 8, 2005 the Company and the individual members of its Board of Directors were served with a purported shareholder derivative action lawsuit brought in New York Supreme Court, Queens County, relating to the Company’s purchase on January 7, 2005 of approximately 1.1 million shares of its common stock from certain members of, or trusts controlled by certain members of, the family of John N. Blackman, the Company’s founder. The complaint which was brought by one of our shareholders, Linda Parnes, who together with Alan Russell Kahn, owns 100 shares of the Company’s common stock, alleged that the Board of Directors breached their fiduciary duty, wasted corporate assets and abused their control over the Company by paying an excessive price for the shares. The plaintiff sought damages against members of the Board of Directors and rescission of the purchase. The Complaint was dismissed pursuant to an order entered on September 12, 2005 and Plaintiff filed a Notice of Appeal on October 9, 2005. The plaintiff failed timely to perfect her appeal, and on December 1, 2006 advised counsel for the Company that she was not pursuing her appeal.

FINANCIAL STATEMENT SCHEDULES
SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NYMAGIC, INC.
Balance Sheets
(Parent Company)

	December 31,	December 31,
	2006	2005

Assets:
Cash	$878,947	$564,460
Investments	105,425,534	58,082,945

Total cash and investments	106,304,481	58,647,405
Investment in subsidiaries	238,810,495	226,407,073
Due from subsidiaries	20,983,782	15,754,128
Receivable for securities sold	—	34,735,775
Other assets	7,057,719	6,068,785

Total assets	$373,156,477	$341,613,166

Liabilities:
Notes payable	$100,000,000	$100,000,000
Dividend payable	788,980	536,520
Other liabilities	1,667,951	1,792,520

Total liabilities	102,456,931	102,329,040

Shareholders’ equity:
Common stock	15,505,815	15,415,790
Paid-in capital	42,219,900	38,683,462
Accumulated other comprehensive income (loss)	87,432	(569,153)
Retained earnings	286,147,400	259,015,028
Treasury stock	(73,261,001)	(73,261,001)

Total shareholders’ equity	270,699,546	239,284,126

Total liabilities and shareholders’ equity	$373,156,477	$341,613,166

Statements of Income
(Parent Company)

	Year ended December 31,
	2006	2005	2004

Revenues:
Cash dividends from subsidiaries	$18,500,000	$8,500,000	$15,500,000
Net investment and other income	7,763,602	8,382,318	1,785,226

	26,263,602	16,882,318	17,285,226

Expenses:
General and administrative expenses	3,686,841	3,090,189	2,405,211
Interest expenses	6,688,932	6,677,409	5,351,525
Income tax benefit	(608,232)	(494,921)	(2,935,225)

	9,767,541	9,272,677	4,821,511

Income before equity income	16,496,061	7,609,641	12,463,715
Equity in undistributed earning of subsidiaries	13,354,419	2,091,238	2,166,950

Net income	$29,850,480	$9,700,879	$14,630,665

SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NYMAGIC, INC.
Statements of Cash Flows
(Parent Company)

	Year ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income	$29,850,480	$9,700,879	$14,630,665

Adjustments to net income to cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(13,354,419)	(2,091,238)	(2,166,950)
Equity in earnings of limited partnerships	(4,986,865)	(274,038)	(5,113,176)
Increase in other assets	(988,934)	(195,005)	(214,300)
Decrease (increase) in due from subsidiaries	(5,229,654)	(660,571)	(3,193,389)
(Decrease) increase in other liabilities	(124,569)	(1,413,528)	(341,229)

Net cash provided by operating activities	5,166,039	5,066,499	3,601,621

Cash flows from investing activities:
Net sale (purchase) of other investments	(2,326,169)	8,764,071	(35,695,316)
Limited partnerships (acquired) sold	(40,029,555)	47,403,579	(62,817,059)
Receivable for securities	34,735,775	(32,107,756)	(2,628,019)
Investment in subsidiary	1,607,582	—	—

Net cash (used in) provided by investing activities	(6,012,367)	24,059,894	(101,140,394)

Cash flows in financing activities:
Proceeds from stock issuance and other	3,626,463	1,981,601	1,361,695
Cash dividends paid to stockholders	(2,465,648)	(2,154,947)	(2,335,451)
Net sale of treasury shares	—	(27,099,828)	—
Proceeds from borrowings	—	—	97,705,428
Investment in subsidiary	—	(1,600,000)	—

Net cash provided by (used in) financing activities	1,160,815	(28,873,174)	96,731,672

Net increase (decrease) in cash	314,487	253,219	(807,101)

Cash at beginning of period	564,460	311,241	1,118,342

Cash at end of period	$878,947	$564,460	$311,241

The condensed financial information of NYMAGIC, INC. for the years ended December 31, 2006, 2005 and 2004 should be read in conjunction with the consolidated financial statements of NYMAGIC, INC. and subsidiaries and notes thereto.

NYMAGIC, INC.
SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION
(In thousands)

	Column A	Column B	Column C	Column D	Column E	Column F
		DEFERRED	FUTURE POLICY
		POLICY	BENEFITS, LOSSES		OTHER POLICY
		ACQUISITION	CLAIMS AND	UNEARNED	CLAIMS AND BENEFITS	PREMIUM
		COST	LOSS EXPENSES	PREMIUMS	PAYABLE	REVENUE
	SEGMENTS	(caption 7)	(caption 13-a-1)	(caption 13-a-2)	(caption 13-a-3)	(caption 1)

2006	Ocean marine	$5,907	$212,581	$38,760		$78,350
	Inland marine/Fire	363	26,038	9,514		7,793
	Other liability	7,102	204,600	45,376		65,402
	Aircraft	—	135,960	—		289

	Total	$13,372	$579,179	$93,650	—	$151,834

2005	Ocean marine	$6,488	$243,033	$39,179		$71,688
	Inland marine/Fire	139	27,624	11,182		7,340
	Other liability	5,365	172,197	32,877		55,277
	Aircraft	—	146,011	—		252

	Total	$11,992	$588,865	$83,238	—	$134,557

2004	Ocean marine	$7,534	$198,655	$39,628		$76,361
	Inland marine/Fire	358	21,801	8,170		4,919
	Other liability	5,163	126,023	35,290		35,056
	Aircraft	—	156,782	—		(3)

	Total	$13,055	$503,261	$83,088	—	$116,333

	Column A	Column G	Column H	Column I	Column J	Column K
			BENEFITS,
		NET	CLAIMS, LOSSES	AMORTIZATION OF
		INVESTMENT	AND SETTLEMENT	DEFFERED	OTHER
		INCOME	EXPENSES	POLICY	OPERATING	PREMIUMS
	SEGMENTS	(caption 2)	(caption 4)	ACQUISITION COSTS	EXPENSES	WRITTEN

2006	Ocean marine		$31,065	$16,142		$75,243
	Inland marine/Fire		7,036	809		7,097
	Other liability		47,304	14,377		72,231
	Aircraft		731	8		289

	Total	$47,897	$86,136	$31,336	$31,401	$154,860

2005	Ocean marine		$45,339	$18,496		$70,596
	Inland marine/Fire		5,262	579		8,452
	Other liability		43,068	11,394		54,592
	Aircraft		(1,379)	22		252

	Total	$36,060	$92,290	$30,491	$27,183	$133,892

2004	Ocean marine		$47,544	$17,323		$82,689
	Inland marine/Fire		2,360	630		5,255
	Other liability		28,829	7,143		49,190
	Aircraft		(12,175)	70		(6)

	Total	$23,679	$66,558	$25,166	$23,247	$137,128

NYMAGIC, INC.
SCHEDULE V-VALUATION AND QUALIFYING ACCOUNTS

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
	Balance at			Balance at
	beginning			close of
DESCRIPTION	of period	Additions	Deductions	period

December 31, 2006 Allowance for doubtful accounts	$17,016,018	$2,958,349	$(5,823,339)	$14,151,028

December 31, 2005 Allowance for doubtful accounts	$12,838,007	$6,639,265	$(2,461,254)	$17,016,018

December 31, 2004 Allowance for doubtful accounts	$13,273,522	$1,379,926	$(1,815,441)	$12,838,007
The allowance for doubtful accounts on reinsurance receivables amounted to $13,851,028, $16,716,018 and $12,388,007 at December 31, 2006, December 31, 2005 and December 31, 2004 respectively. The allowance for doubtful accounts on premiums and other receivables amounted to $300,000 at December 31, 2006, $300,000 at December 31, 2005 and $450,000 at December 31, 2004.

NYMAGIC, INC.
SCHEDULE VI – SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

(In thousands)
	DEFERRED	RESERVE FOR
AFFILIATION	POLICY	UNPAID CLAIMS		UNEARNED	NET	NET
WITH	ACQUISITION	AND CLAIMS		PREMIUM	EARNED	INVESTMENT
REGISTRANT	COSTS	EXPENSES	DISCOUNT	RESERVE	PREMIUMS	INCOME

DECEMBER 31, 2006 CONSOLIDATED SUBSIDIARIES	$13,372	$579,179	—	$93,650	$151,834	$40,204

DECEMBER 31, 2005 CONSOLIDATED SUBSIDIARIES	11,992	$588,865	—	$83,238	$134,557	$27,893

DECEMBER 31, 2004 CONSOLIDATED SUBSIDIARIES	13,055	503,261	—	83,088	116,333	21,894

	CLAIMS AND CLAIMS
	EXPENSES INCURRED		AMORTIZATION
	RELATED TO		OF DEFERRED
AFFILIATION			POLICY	PAID CLAIMS
WITH	CURRENT	PRIOR	ACQUSITION	AND CLAIMS	PREMIUMS
REGISTRANT	YEAR	YEARS	COSTS	EXPENSES	WRITTEN

DECEMBER 31, 2006 CONSOLIDATED SUBSIDIARIES	$93,803	$(7,667)	$31,336	$82,412	$154,860

DECEMBER 31, 2005 CONSOLIDATED SUBSIDIARIES	105,537	$(13,247)	$30,491	$58,552	$133,892

DECEMBER 31, 2004 CONSOLIDATED SUBSIDIARIES	81,518	(14,960)	25,166	53,390	137,128