Form 10-Q
period 2007-03-31
NYMAGIC INC
filed 2007-05-09
CIK 847431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-11238
NYMAGIC, INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-3534162 (I.R.S. Employer Identification No.)

919 Third Avenue (Address of principal executive offices)	10022 (Zip Code)
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
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2007
Common Stock, $1.00 par value per share	8,882,938 shares

FORWARD—LOOKING STATEMENTS
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

NYMAGIC, INC.
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NYMAGIC, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Investments:
Fixed maturities:
Available for sale at fair value (amortized cost $296,664,611 and $327,432,016)	$296,572,232	$327,566,525
Trading at fair value (cost $17,327,750 and $0)	17,402,500	—
Limited partnerships at equity (cost $146,559,174 and $147,185,828)	184,384,598	182,324,313
Short-term investments	117,010,351	136,601,455
Cash and cash equivalents	58,480,518	18,379,401

Total cash and investments	673,850,199	664,871,694

Accrued investment income	3,015,404	2,033,945
Premiums and other receivables, net	31,576,801	29,266,353
Receivable for securities sold	8,018,500	18,805,633
Reinsurance receivables on unpaid losses, net	282,435,853	286,237,546
Reinsurance receivables on paid losses, net	56,496,794	47,548,369
Deferred policy acquisition costs	17,070,495	13,371,632
Prepaid reinsurance premiums	24,979,691	29,579,428
Deferred income taxes	10,481,598	10,778,960
Property, improvements and equipment, net	9,689,456	9,949,970
Other assets	7,411,661	6,852,772

Total assets	$1,125,026,452	$1,119,296,302

LIABILITIES
Unpaid losses and loss adjustment expenses	$581,350,841	$579,178,634
Reserve for unearned premiums	102,270,715	93,649,827
Ceded reinsurance payable	34,471,051	44,792,821
Notes payable	100,000,000	100,000,000
Dividends payable	804,396	788,980
Other liabilities	27,580,864	30,186,494

Total liabilities	846,477,867	848,596,756

SHAREHOLDERS’ EQUITY
Common stock	15,527,565	15,505,815
Paid-in capital	43,398,712	42,219,900
Accumulated other comprehensive income (loss)	(60,045)	87,432
Retained earnings	292,943,354	286,147,400

	351,809,586	343,960,547
Treasury Stock, at cost, 6,647,377 and 6,647,377 shares	(73,261,001)	(73,261,001)

Total shareholders’ equity	278,548,585	270,699,546

Total liabilities and shareholders’ equity	$1,125,026,452	$1,119,296,302

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended March 31,

	2007	2006

Revenues:
Net premiums earned	$39,741,782	$37,189,599
Net investment income	11,866,182	11,951,418
Net realized investment gains	264,372	98,597
Commission and other income	228,808	302,593

Total revenues	52,101,144	49,542,207

Expenses:
Net losses and loss adjustment expenses incurred	21,891,224	20,906,303
Policy acquisition expenses	8,751,509	7,941,250
General and administrative expenses	8,228,056	7,156,676
Interest expense	1,673,967	1,678,612

Total expenses	40,544,756	37,682,841

Income before income taxes	11,556,388	11,859,366
Income tax provision:
Current	3,660,609	3,612,319
Deferred	376,773	532,628

Total income tax expense	4,037,382	4,144,947

Net income	$7,519,006	$7,714,419

Weighted average number of shares of common stock outstanding-basic	8,862,483	8,771,627

Basic earnings per share	$.85	$.88

Weighted average number of shares of common stock outstanding-diluted	9,221,943	9,059,030

Diluted earnings per share	$.82	$.85

Dividends declared per share	$.08	$.06

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,
	2007	2006
Cash flows used in operating activities:
Net income	$7,519,006	$7,714,419

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for deferred taxes	376,773	532,628
Net realized investment gains	(264,372)	(98,597)
Equity in earnings of limited partnerships	(5,947,945)	(5,749,577)
Net bond amortization	87,933	49,947
Depreciation and other, net	223,091	228,622
Changes in:
Premiums and other receivables	(2,310,448)	(9,368,574)
Reinsurance receivables paid and unpaid, net	(5,146,732)	(6,133,733)
Ceded reinsurance payable	(10,321,770)	6,728,931
Accrued investment income	(981,459)	1,117,355
Deferred policy acquisition costs	(3,698,863)	(135,862)
Prepaid reinsurance premiums	4,599,737	(8,309,098)
Other assets	(558,889)	(271,023)
Unpaid losses and loss adjustment expenses	2,172,207	10,085,229
Reserve for unearned premiums	8,620,888	9,262,532
Other liabilities	(2,605,630)	(7,116,863)
Trading portfolio activities	(17,407,594)	47,962,047

Total adjustments	(33,163,073)	38,783,964

Net cash (used in) provided by operating activities	(25,644,067)	46,498,383

Cash flows from investing activities:
Fixed maturities acquired	(50,297)	(6,110,986)
Limited partnerships acquired	(12,500,000)	(21,820,000)
Fixed maturities sold	30,279,478	34,157,309
Fixed maturities matured	500,000	6,675,000
Net sale of short-term investments	19,810,858	79,960,938
Limited partnerships sold	16,387,663	10,816,439
Receivable for securities not yet settled	10,787,133	40,784,876
Payable for securities not yet settled	—	(2,000,000)
Acquisition of property and equipment, net	37,423	(627,261)

Net cash provided by investing activities	65,252,258	141,836,315

Cash flows from financing activities:
Proceeds from stock issuance and other	1,200,562	784,268
Cash dividends paid to stockholders	(707,636)	(526,105)

Net cash provided by financing activities	492,926	258,163

Net increase in cash	40,101,117	188,592,861
Cash at beginning of period	18,379,401	24,525,288

Cash at end of period	$58,480,518	$213,118,149

Supplemental disclosures:
Interest paid	$3,250,537	$3,258,248
Federal income tax paid	$1,777,417	$—
The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
Notes to Consolidated Financial Statements March 31, 2007 and 2006
1)	The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary for a fair presentation of results for such periods. Adjustments to financial statements consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2)	The Company’s subsidiaries include three insurance companies and three insurance agencies. These subsidiaries underwrite commercial insurance in three major lines of business. The Company considers ocean marine, inland marine/fire and other liability as appropriate segments for purposes of evaluating the Company’s overall performance. A final segment includes the runoff operations in the aircraft business. The Company ceased writing any new policies covering aircraft risks subsequent to March 31, 2002.

The Company evaluates revenues and income or loss by the aforementioned segments. Revenues include premiums earned and commission income. Income or loss includes premiums earned and commission income less the sum of losses incurred and policy acquisition costs.

The financial information by segment is as follows:	Three months ended March 31,

	2007		2006

	(in thousands)
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)

Ocean marine	$18,857	$7,640	$20,324	$6,716
Inland marine/fire	1,329	(190)	1,991	240
Other liability	19,637	2,399	15,157	1,764
Runoff lines (Aircraft)	27	(642)	(25)	(120)

Subtotal	39,850	9,207	37,447	8,600

Net investment income	11,866	11,866	11,951	11,951
Net realized investment gains	264	264	99	99
Other income	121	121	45	45
General and administrative expenses	—	(8,228)	—	(7,157)
Interest expense	—	(1,674)	—	(1,679)
Income tax expense	—	(4,037)	—	(4,145)

Total	$52,101	$7,519	$49,542	$7,714

NYMAGIC, INC.
Notes to Consolidated Financial Statements March 31, 2007 and 2006
3)	The Company’s comparative comprehensive income is as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006

	(in thousands)
Net income	$7,519	$7,714
Other comprehensive income (loss), net of tax:
Unrealized gains on securities, net of deferred tax (expense) of $(13) and $(18)	25	33
Less: reclassification adjustment for gains realized in net income, net of tax expense of $(92) and $(35)	172	64

Other comprehensive loss	(147)	(31)

Total comprehensive income	$7,372	$7,683

NYMAGIC, INC.
Notes to Consolidated Financial Statements March 31, 2007 and 2006
4)	The Company maintains stock-based compensation plans for employees and directors. With the exception of unrestricted stock which immediately vests, awards under the Company’s plans generally vest over periods ranging from one to five years.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”) using the modified prospective method. SFAS 123R establishes standards for the accounting for transactions that involve stock based compensation. SFAS 123R requires that compensation costs be recognized for the fair value of all share equity awards over their vesting period, including the cost related to the unvested portion of all outstanding share equity awards as of December 31, 2005 that was not accounted for under SFAS 123R. The cumulative effect of the adoption of SFAS 123R in 2006 was not material. The Company recorded $116,000 as additional compensation cost in results from operations for the three months ended March 31, 2006 relating to the adoption of accounting for stock based compensation under SFAS 123R.

Under the Amended and Restated 2004 Long-Term Incentive Plan, the Company granted a total of 9,750 shares of common stock as unrestricted share awards to certain officers and directors of the Company for a total compensation expense of approximately $384,000 for the three months ended March 31, 2007. There were no unrestricted share awards granted for the three months ended March 31, 2006.

There were 5,000 restricted share units issued to the Chairman of the Board of Directors during the three months ended March 31, 2007. There were no other share-based awards issued for the three months ended March 31, 2006.

Total stock compensation expense amounted to approximately $766,000 and $274,000 for the three months ended March 31, 2007 and 2006, respectively.

The following tables summarize the stock option activity under the stock option plans for the three months ended March 31, 2007 and 2006:

	Number	Option	Weighted
Shares Under Option	Of	Price	Average Price
	Shares	Per Share	Per Share
Outstanding, January 1, 2007	333,200	$12.59-$26.00	$15.43
Granted	—	—	—
Exercised	(12,000)	$14.47-$20.25	$18.64
Forfeited	—	$—	$—

Outstanding, March 31, 2007	321,200	$12.59-$26.00	$15.31

Exercisable, March 31, 2007	318,700	$12.59-$26.00	$15.23

	Number	Option	Weighted
Shares Under Option	Of	Price	Average Price
	Shares	Per Share	Per Share
Outstanding, January 1, 2006	407,850	$12.59-$26.00	$15.26
Granted	—	—	—
Exercised	(26,500)	$14.47	$14.47
Forfeited	(250)	$14.47	$14.47

Outstanding, March 31, 2006	381,100	$12.59-$26.00	$15.31

Exercisable, March 31, 2006	258,600	$12.59-$26.00	$15.19

NYMAGIC, INC.
Notes to Consolidated Financial Statements March 31, 2007 and 2006
5)	The Company previously entered into reinsurance contracts with a reinsurer that is now in liquidation. On October 23, 2003, the Company was served with a Notice to Defend and a Complaint by the Insurance Commissioner of the Commonwealth of Pennsylvania, who is the liquidator of this reinsurer, alleging that approximately $3 million in reinsurance claims paid to the Company in 2000 and 2001 by the reinsurer are voidable preferences and are therefore subject to recovery by the liquidator. The claim was subsequently revised by the liquidator to approximately $2 million. The Company filed Preliminary Objections to Plaintiff’s Complaint, denying that the payments are voidable preferences and asserting affirmative defenses. These Preliminary Objections were overruled on May 24, 2005 and the Company filed its Answer in the proceedings on June 15, 2005. On December 7, 2006 the liquidator filed a motion of summary judgment to which the Company responded on December 19, 2006 by moving for a stay, pending the resolution of a similar case currently pending before the Supreme Court of the Commonwealth of Pennsylvania. As of May 4, 2007, there has been no ruling on the Company’s motion, and no trial date has been set for this matter. The Company intends to defend itself vigorously in connection with this lawsuit, and the Company believes it has strong defenses against these claims; however, there can be no assurance as to the outcome of this litigation.

6)	The Company’s investments are monitored by management and the Finance Committee of the Board of Directors. The Company entered into an investment management agreement with Mariner Partners, Inc. (“Mariner”) effective October 1, 2002, which was amended and restated on December 6, 2002. Under the terms of this agreement, Mariner manages the Company’s and its subsidiaries, New York Marine And General Insurance Company’s and Gotham Insurance Company’s investment portfolios. Effective March 1, 2007 the Company’s recently formed Arizona insurance Company, Southwest Marine And General Insurance Company, entered into a virtually identical investment management agreement with Mariner Investment Group, Inc. an affiliate of Mariner. Fees to be paid to Mariner are based on a percentage of investments as follows: .20% of liquid assets, .30% of fixed maturity investments and 1.25% of limited partnership (hedge fund) investments. William J. Michaelcheck, a director of the Company, is the Chairman and the beneficial owner of a substantial number of shares of Mariner. George R. Trumbull, Chairman of the Board of the Company, A. George Kallop, a Director and the President and Chief Executive Officer of the Company, and William D. Shaw, Jr., Vice Chairman and a Director of the Company, are also associated with Mariner. Investment fees incurred under the agreements with Mariner were $700,128 and $719,031 for the three months ended March 31, 2007 and 2006, respectively.

On March 22, 2007, the Company renewed its consulting agreement (the “Consulting Agreement”), with William D. Shaw, Jr., a member of the Company’s board of directors and Vice Chairman, pursuant to which Mr. Shaw will provide certain consulting services to the Company relating to the Company’s asset management strategy including (i) participate in meetings with rating agencies; (ii) participate in meetings with research analysts; and (iii) certain other investor relations services. Mr. Shaw’s compensation under the Consulting Agreement is $100,000 per year, payable in four equal quarterly payments of $25,000. From January 1, 2007 through March 31, 2007, he has been paid $25,000 under the Consulting Agreement. This compares to $25,000 paid in the first three months of 2006 relating to a similar consulting agreement. The Company is also obligated to reimburse Mr. Shaw for all reasonable and necessary expenses incurred in connection with the services he provides under the Consulting Agreement. Unless extended by mutual agreement, the Consulting Agreement terminates on December 31, 2007. The Consulting Agreement is also subject to termination by Mr. Shaw or the Company on 30 days prior notice. In addition, the Company may also pay Mr. Shaw a bonus at the discretion of the Human Resources Committee of the Company’s Board of Directors upon the recommendation of the Company’s Chairman. The bonus will have a range of $0 to $100,000. In March 2007, Mr. Shaw was awarded a cash bonus of $25,000 and 1,000 shares of common stock with a value of $39,410 for his consulting contributions to the Company in 2006. On April 1, 2006, the Company paid Mr. Shaw $30,000 in a cash bonus.

On April 17, 2006, NYMAGIC, INC. (the “Company”) entered into an employment agreement with A. George Kallop, the Company’s President and Chief Executive Officer (the “Kallop Employment Agreement”), effective October 1, 2005 through December 31, 2008. This term will be automatically renewed for successive one-year periods unless either party provides notice 90 days prior to the expiration date of its intent to terminate the agreement at the end of applicable term. On January 9, 2007 the Kallop Employment Agreement was amended, effective January 1, 2007 to increase Mr. Kallop’s base salary from $400,000 to $450,000 annually.

NYMAGIC, INC.
Notes to Consolidated Financial Statements March 31, 2007 and 2006
In connection with the Kallop Employment Agreement, on January 9, 2007 the Company entered into a Performance Share Award Agreement (the “Kallop Award Agreement”) with Mr. Kallop. Under the terms of the Kallop Award Agreement, he was granted 8,000 restricted share units, which vest on December 31, 2007 provided that Mr. Kallop continues to be employed by the Company on that date. The Kallop Employment Agreement and the Kallop Award Agreement are filed as Exhibits 10.1 and 10.2 hereto, respectively

On January 9, 2007 the Company entered into an employment agreement with George R. Trumbull, III, the Company’s Chairman of the Board of Directors (the “Trumbull Employment Agreement”), effective January 1, 2007 through December 31, 2007. Under the Trumbull Employment Agreement Mr. Trumbull is entitled to a base salary of $250,000 and a target annual incentive award of $125,000. Mr. Trumbull is also entitled to receive a grant of 5,000 shares of restricted stock as of the execution date of the Trumbull Employment Agreement, which will vest on December 31, 2007, if he continues to be employed by the Company on that date. The Trumbull Employment Agreement also provides for reimbursement of reasonable expenses incurred in the performance of Mr. Trumbull’s duties, and includes provisions governing terminations for death, disability, cause, without cause and change of control, which include a severance benefit of one year salary, a pro rata annual incentive award at target and accelerated vesting of stock options in the event of his termination without cause prior to a change of control.

In connection with the Trumbull Employment Agreement, on January 9, 2007 the Company entered into a Performance Share Award Agreement (the “Trumbull Award Agreement”) with Mr. Trumbull for the grant of the 5,000 shares of restricted stock. Under the terms of the Trumbull Award Agreement, the restricted shares vest on December 31, 2007 provided that Mr. Trumbull continues to be employed by the Company on that date. The Trumbull Employment Agreement and the Trumbull Award Agreement are filed as Exhibits 10.3 and 10.4 hereto, respectively.

In 2003, the Company acquired an interest in substantially all of a limited partnership hedge fund Tiptree, now known as Tricadia, that invests in collateralized debt obligations (“CDO”) securities, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a company affiliated with Mariner. In 2003, the Company made an investment of $11.0 million in Tiptree. Additional investments of $4.65 million, $2.7 million and $2.25 million were made in 2004, in 2005 and on April 27, 2007, respectively. The Company is committed to providing an additional $14.4 million, or a total of approximately $35 million, in capital to Tiptree by August 1, 2008.

On August 18, 2006, the Company entered into an Amended and Restated Limited Partnership Agreement of Tricadia CDO Fund, L.P (“Tricadia”), effective as of August 1, 2006, with Tricadia Capital, LLC, the general partner, and the limited partners named therein (the “Amended Agreement”) to amend and restate the Limited Partnership Agreement of Mariner Tiptree (CDO) Fund I, L.P. entered into in 2003 (the “Original Agreement”). The Amended Agreement changed the name of the partnership, amended and restated in its entirety the Original Agreement and provides for the continuation of the partnership under applicable law upon the terms and conditions of the Amended Agreement. The Amended Agreement, among other items, substantially changed the fee income structure as well as provides for the potential conversion of limited partnership interests to equity interests. As a result of these substantive changes to the Original Agreement, the Company deconsolidated Tricadia, formerly known as Tiptree, from its financial statements effective as of August 1, 2006 and has included Tricadia as a limited partnership investment at equity in the financial statements since August 1, 2006. Under the provisions of both the Original and the Amended Agreement, the Mariner affiliate is entitled to 50% of the net profit realized upon the sale of certain CDOs held by the Company. Investment expenses incurred under this agreement for the three months ended March 31, 2007 and March 31, 2006 amounted to $37,375 and $391,580 respectively. These amounts were based upon the fair value of CDO securities held as of March 31, 2007 and 2006, respectively, as well as CDO securities sold during the three months ended March 31, 2007 and 2006, respectively. The limited partnership agreements also provide for other fees payable to the manager based upon the operations of the hedge fund. There were no other fees incurred for the three months ended March 31, 2007 and 2006, respectively. Any withdrawals require one-year prior written notice to the hedge fund manager.

As of March 31, 2007, the Company held $58.1 million in limited partnership interests in hedge funds, which are directly or indirectly managed by Mariner.

NYMAGIC, INC.
Notes to Consolidated Financial Statements March 31, 2007 and 2006
Investment income, net of investment fees, from each major category of investments is as follows:

	Three months ended
	March 31,

	2007	2006

	(in millions)
Fixed maturities, available for sale	$4.3	$3.1
Fixed maturities, trading securities	0.6	2.8
Short-term investments	1.8	1.5
Equity in earnings of limited partnerships	6.0	5.8

Total investment income	12.7	13.2
Investment expenses	(0.8)	(1.2)

Net investment income	$11.9	$12.0

7)	On April 13, 2007, the Company closed the operations of one of its agencies, Pacific Mutual Marine Office, Inc. The related expenses for closing the office are not expected to be material to results of operations.

8)	In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109. FIN 48 became effective in 2007 and provides guidance for recognizing the benefits of tax-return positions in the financial statements if it is more-likely-than-not (more than fifty-percent likely) that they will be realized upon final settlement with the respective taxing authorities. The adoption of FIN 48 did not have a material effect on the Company’s financial statements and the Company believes there are no tax positions that would require disclosure under the FIN 48. The federal tax returns for 2003 through 2006 are currently open and subject to examination.

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
Southwest Marine And General Insurance Company (“Southwest Marine”)
Insurance Underwriters and Managers:
Mutual Marine Office, Inc. (“MMO”)
Pacific Mutual Marine Office, Inc. (“PMMO”)
Mutual Marine Office of the Midwest, Inc. (“Midwest”)
     New York Marine and Gotham each currently holds a financial strength rating of A (“Excellent”) and Southwest Marine currently holds a financial strength rating of A- (“Excellent”) and an issuer credit rating of “a-” from A.M. Best Company. These are the third and fourth highest of fifteen rating levels in A.M. Best’s classification system. The Company’s insureds rely on ratings issued by rating agencies. Any adverse change in the ratings assigned to New York Marine, Gotham or Southwest Marine may adversely impact their ability to write premiums.
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
     In 2003, the Company obtained an interest in substantially all of a limited partnership hedge fund, Mariner Tiptree (CDO) Fund I, L.P. (“Tiptree”), that invested in Collateralized Debt Obligations (CDO) securities, Credit Related Structured Product (CRS) securities and other structured product. The investment in Tiptree was previously consolidated in the Company’s financial statements. On August 18, 2006, the Company entered into an Amended and Restated Limited Partnership Agreement of Tricadia CDO Fund, L.P (“Tricadia”), effective as of August 1, 2006, with Tricadia Capital, LLC, the general partner, and the limited partners named therein (the “Amended Agreement”) to amend and restate the Limited Partnership Agreement of Mariner Tiptree (CDO) Fund I, L.P. entered into in 2003 (the “Original Agreement”). The Amended Agreement changed the name of the partnership, amended and restated in its entirety the Original Agreement and provides for the continuation of the partnership under applicable law upon the terms and conditions of the Amended Agreement. The Amended Agreement, among other items, substantially changed the fee income structure as well as provides for the potential conversion of limited partnership interests to equity interests. As a result of these substantive changes to the Original Agreement, the Company deconsolidated Tricadia, formerly known as Tiptree, from its financial statements as of August 1, 2006 and has included Tricadia as a limited partnership investment at equity in the financial statements since August 1, 2006.
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

Results of Operations
     The Company reported net income for the first quarter ended March 31, 2007 of $7.5 million, or $.82 per diluted share, compared with net income of $7.7 million, or $.85 per diluted share, for the first quarter of 2006. The decrease in results of operations for the first quarter of 2007 when compared to the same period of 2006 was primarily attributable to slightly lower investment income and a slightly higher combined ratio from operations.
     Net realized investment gains after taxes were $172,000, or $.02 per diluted share, for the first quarter of 2007, as compared with $64,000, or $.01 per diluted share, for the same period of 2006.
     Shareholders’ equity increased to $278.5 million as of March 31, 2007 compared to $270.7 million as of December 31, 2006. The increase was primarily attributable to net income for the period.
     The Company’s gross premiums written, net premiums written and net premiums earned increased by 9%, 39% and 7%, respectively, for the three months ended March 31, 2007, when compared to the same period of 2006.
     Premiums for each segment were as follows:

NYMAGIC Gross Premiums Written By Segment
	Three months ended March 31,

	2007	2006	Change

	(dollars in thousands)
Ocean marine	$25,493	$26,779	(5)%
Inland marine/fire	3,597	5,094	(29)%
Other liability	39,465	30,882	28%

Subtotal	68,555	62,755	9%
Runoff lines (Aircraft)	19	17	NM

Total	$68,574	$62,772	9%

NYMAGIC Net Premiums Written By Segment
	Three months ended March 31,

	2007	2006	Change

	(dollars in thousands)
Ocean marine	$18,187	$19,235	(5)%
Inland marine/fire	1,277	1,684	(24)%
Other liability	33,471	17,244	94%

Subtotal	52,935	38,163	39%
Runoff lines (Aircraft)	27	(20)	NM

Total	$52,962	$38,143	39%

NYMAGIC Net Premiums Earned By Segment
	Three months ended March 31,

	2007	2006	Change

	(dollars in thousands)
Ocean marine	$18,764	$20,062	(6)%
Inland marine/fire	1,329	1,991	(33)%
Other liability	19,622	15,157	29%

Subtotal	39,715	37,210	7%
Runoff lines (Aircraft)	27	(20)	NM

Total	$39,742	$37,190	7%

•	Ocean marine gross premiums written for the three months ended March 31, 2007 decreased by 5%, primarily reflecting a decrease in the cargo class of business.. Rates in the various classes of marine business were generally flat to slightly declining when compared to the prior year’s comparable period. Generally, there were no significant changes in volume in the various classes of marine business.

Net premiums written and net premiums earned for the three months ended March 31, 2007 decreased by 5% and 6% respectively, when compared to the same period of 2006. Net written and earned premiums for three months ended March 31, 2007 reflect the decline in gross premiums in addition to slightly higher excess of loss reinsurance costs.

Effective January 1, 2007, the Company maintained its $5,000,000 per risk net retention and $6,000,000 per occurrence in the ocean marine line that was in existence during 2006; however, the Company will absorb an additional amount up to $5 million depending upon the gross loss to the Company in excess of $5 million. The 80% quota share reinsurance protection for the Company’s energy business also remains in effect for 2007.

•	Inland marine/fire gross premiums written, net premiums written and net premiums earned for the three months ended March 31, 2007 decreased by 29%, 24% and 33%, respectively, when compared to the same period of 2006. Premiums in 2007 reflect mildly lower market rates when compared to 2006, and declines in production in certain property risks and surety business.

•	Other liability gross premiums written, net premiums written and net premiums earned for the three months ended March 31, 2007 rose by 28%, 94% and 29%, respectively, when compared to the same period in 2006. The increase in premiums is primarily due to larger production of excess workers’ compensation, professional liability and contractors’ liability policies.

The Company writes excess workers’ compensation insurance on behalf of certain self-insured workers’ compensation trusts. In 2006, the Company provided gross statutory limits on the renewals of its existing inforce book of excess workers’ compensation policies to these trusts. The reinsurance structure that was in effect in 2006 included a general excess of loss treaty in order to protect the Company on any one risk or occurrence and the resulting net retention was then subject to a 70% quota share reinsurance treaty.

The Company terminated its relationship with its primary source of workers’ compensation premium effective December 31, 2006. However, the Company’s alternative source of workers’ compensation production issued substantially all of the Company’s excess workers’ compensation premiums in the first quarter of 2007. These policies also provide excess workers’ compensation insurance on behalf of self-insured workers’ compensation trusts. Moreover, the Company will not maintain the 70% quota share reinsurance agreement that was in effect during 2006.

As a result of the change in underwriting and reinsurance structures, the gross and net premiums written increased substantially in this class of business during the first three months of 2007 when compared to the same period in 2006. Gross and net premiums written in the excess workers’ compensation class increased to $19.6 million and $16.5 million, respectively, in the first three months of 2007 from $15.9 million and $3.9 million, respectively, in the same period of 2006. Volume increases from the professional liability and contractors’ liability classes were also achieved in the first three months of 2007 when compared to the same period of 2006. Premium rates in these classes during the first three months of 2007 were comparable to the same period in 2006.
     Net losses and loss adjustment expenses incurred as a percentage of net premiums earned (the loss ratio) were 55.1% for the three months ended March 31, 2007 as compared to 56.2% for the same period of 2006. The lower loss ratio in 2007 was largely attributable to slightly lower loss ratios in the ocean marine and other liability classes, which was partially offset by a higher loss ratio in the inland marine/fire segment. The ocean marine loss ratio improved in 2007 due in part to the non-renewal of certain unprofitable hull business and a larger concentration in ocean marine liability writings. The decline in the other liability loss ratio was generally the result of lower ratios for the current accident year losses. The inland marine/fire loss ratio increased for the three months ended March 31, 2007, reflecting a higher frequency of severity claims occurring in the current accident year.
     The Company reported favorable development of prior year loss reserves of $1.4 million and $1.1 million during the first three months of 2007 and 2006, respectively, as a result of favorable reported loss trends arising from the ocean marine line of business. Partially offsetting the overall redundancy in 2007, was approximately $700,000 of adverse development in the aviation line.
     Policy acquisition costs as a percentage of net premiums earned (the acquisition cost ratio) for the three months ended March 31, 2007 and March 31, 2006 were 22.0% and 21.4%, respectively. The higher 2007 ratio is partly due to the increase in other liability earned premiums which have a slightly higher acquisition cost ratio than the ocean marine line of business. The ocean marine acquisition cost ratio in 2007 was lower than 2006 as a greater portion of earned premiums were favorably impacted by ceded override commissions in the energy quota share reinsurance agreement, which became effective January 1, 2006.
     General and administrative expenses increased by 15% for the three months ended March 31, 2007 when compared to the same period of 2006. Larger expenses were incurred in 2007 to service the growth in the Company’s business operations.

     The Company’s combined ratio (the loss ratio, the acquisition cost ratio and general and administrative expenses divided by net premiums earned) was 97.8% for the three months ended March 31, 2007 as compared with 96.8% for the same period of 2006.
     Interest expense of $1.7 million for the three months ended March 31, 2007 were comparable to the same period of 2006.
     Net investment income for the three months ended March 31, 2007 decreased by 1% to $11.9 million from $12.0 million for the same period of 2006. The decrease in 2007 reflected lower trading portfolio income which was partially offset by higher investment yields on both the fixed maturities available for sale and the short-term investment portfolios. The higher trading portfolio income in 2006 reflected a greater trading volume of securities and income from our Tricadia investment. The investment income from Tricadia amounted to $0.9 million for the three months ended March 31, 2006 and was included in trading portfolio income. This compared to $2.9 million of income from Tricadia for the three months ended March 31, 2007, which was included in limited partnership hedge fund portfolio income. Investment income earned by Tricadia prior to its deconsolidation from the Company’s financial statements as of August 1, 2006 was recorded as trading portfolio income. Any income earned by Tricadia subsequent to its deconsolidation is included in limited partnership hedge fund portfolio income. Income from Tricadia increased in 2007 when compared to 2006 as a result of greater interest income received from the warehousing of CDO and CLO debt securities, including fee income earned for servicing such securities. Limited partnership income in 2007, excluding income from Tricadia, decreased from the prior comparable period as a result of lower yields on the hedge fund portfolio.
     Investment income, net of investment fees, from each major category of investments was as follows:

	Three months ended
	March 31,

	2007	2006

	(in millions)
Fixed maturities, available for sale	$4.3	$3.1
Fixed maturities, trading securities	0.6	2.8
Short-term investments	1.8	1.5
Equity in earnings of limited partnerships	6.0	5.8

Total investment income	12.7	13.2
Investment expenses	(0.8)	(1.2)

Net investment income	$11.9	$12.0

     As of March 31, 2007 and March 31, 2006 investments in limited partnerships amounted to approximately $184.4 million and $156.3 million, respectively. The equity method of accounting is used to account for the Company’s limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership hedge fund to results of operations.
     As of March 31, 2007 and March 31, 2006 investments in the trading portfolio amounted to approximately $17.4 million and $80.4 million, respectively. Net investment income for the three months ended March 31, 2007 and 2006 reflected approximately $0.6 million and $2.8 million, respectively, derived from trading portfolio activities before investment expenses. These activities primarily include the trading of CDO and CLO securities. The Company’s trading portfolio is marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of trading securities are also recognized in net investment income.
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
     Commission and other income decreased to $229,000 for the three months ended March 31, 2007 from $303,000 for the same period in the prior year and reflected greater profit commissions in 2006 derived from ceded reinsurance in the ocean marine class of business.
     Net realized investment gains were $264,000 for the three months ended March 31, 2007 as compared to $99,000 for the same period in the prior year and reflected a larger gain on sales of short-term securities. Write-downs from other-than-temporary declines in the fair value of securities amounted to $2,000 and $53,000 for the three months ended March 31, 2007 and 2006, respectively.
     Total income taxes as a percentage of income before taxes were 34.9% and 35.0%, respectively, for the three months ended March 31, 2007 and March 31, 2006.

Liquidity and Capital Resources
     Cash and total investments (including receivable for securities sold) decreased from $683.7 million at December 31, 2006 to $681.9 million at March 31, 2007, principally as a result of payments of reinsurance premiums on the workers’ compensation class of business and the payment of gross losses in the ocean marine line, substantially all of which were reinsured. The level of cash and short-term investments of $175.5 million at March 31, 2007 reflected the Company’s high liquidity position.
     Cash flows used in operating activities were $25.6 million for the three months ended March 31, 2007 as compared to cash flows provided by operating activities of $46.5 million for the same period of 2006. Trading portfolio activities of $(17.4) million and $48.0 million affected cash flows for the three months ended March 31, 2007 and 2006, respectively. Trading portfolio activities include the purchase and sale of CDO securities and certain other investments. As the Company’s trading portfolio balance may fluctuate significantly from period to period, cash flows from operating activities may also be significantly impacted by such trading activities. Contributing to a reduction in operating cash flows, other than trading activities, for the first quarter of 2007 was the payment of reinsurance premiums on the workers’ compensation class of business and the payment of gross losses in the ocean marine line of business, substantially all of which were reinsured. Contributing to a reduction in cash flows for the first quarter of 2006, other than trading activities, was a greater amount of paid losses, due in part to hurricane losses occurring in 2005.
     Cash flows provided by investing activities were $65.3 million and $141.8 million for the three months ended March 31, 2007 and 2006, respectively. The cash flows for each year were favorably impacted by the net sale of short-term investments.
     Cash flows provided by financing activities were $493,000 for the three months ended March 31, 2007 as compared to cash flows used in financing activities of $258,000 for the three months ended March 31, 2006. Each period reflected cash dividends declared which were partially offset by the proceeds, including tax benefits, from stock issuances.
     On March 5, 2007, the Company declared a dividend of eight (8) cents per share to shareholders of record on March 30, 2007, payable on April 7, 2007. On February 22, 2006, the Company declared a dividend of six (6) cents per share to shareholders of record on March 31, 2006, payable on April 5, 2006.
     New York Marine declared ordinary dividends to the Company of $500,000 and $2,500,000 during the first three months of 2007 and 2006, respectively. Gotham declared ordinary dividends to the Company of $2,400,000 and $2,600,000 during the first three months of 2007 and 2006, respectively.
     Under the Amended and Restated 2004 Long-Term Incentive Plan, the Company granted a total of 9,750 shares of common stock as unrestricted share awards to certain officers and directors of the Company for a total compensation expense of $384,000 for the three months ended March 31, 2007. There were no unrestricted share awards granted for the three months ended March 31, 2006.
     There were 5,000 restricted share units issued to the Chairman of the Board of Directors during the three months ended March 31, 2007. There were no other share-based awards issued for the three months ended March 31, 2006.
     There were no repurchases of the Company’s common stock during the first three months of 2007 and 2006, respectively.
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
     Reserve for unearned premiums increased to $102.3 million as of March 31, 2007 from $93.6 million as of December 31, 2006, primarily as a result of the increase in gross premiums written in the other liability line of business.
     Ceded reinsurance payable decreased to $34.5 million at March 31, 2007 from $44.8 million at December 31, 2006 and prepaid reinsurance premiums decreased to $25.0 million at March 31, 2007 from $29.6 million at December 31, 2006, mainly as a result of payment of reinsurance premiums in the workers’ compensation class and as a result in a decrease in ceded premiums to the quota share treaty in the workers’ compensation class.
     Reinsurance receivables on paid losses, net increased to $56.5 million at March 31, 2007 from $47.5 million at December 31, 2006 due in part to gross payments of hurricane losses occurring in 2005, all of which were reinsured, and in part to a large severity loss paid in 2007, which was substantially reinsured in the ocean marine line.

Investments
     The following table summarizes our investments at March 31, 2007 and December 31, 2006:

	March 31, 2007	Percent	December 31, 2006	Percent

Fixed Maturities Available for Sale (Fair Value):
U.S. Treasury Securities	$11,157,885	1.66%	$11,042,269	1.66%
Municipalities	7,801,132	1.16%	7,802,878	1.18%
Corporate Bonds	277,613,215	41.20%	308,721,378	46.43%

Subtotal	$296,572,232	44.02%	$327,566,525	49.27%

Trading Securities (Fair Value)
Collateralized Debt/Loan Obligations	$17,402,500	2.58%	—	—

Total Fixed Maturities and Trading Portfolio	$313,974,732	46.60%	$327,566,525	49.27%
Cash and Short-term Investments (at Cost)	175,490,869	26.04%	154,980,856	23.31%

Total Fixed Maturities, Cash and Short-term Investments	$489,465,601	72.64%	$482,547,381	72.58%
Limited Partnership Hedge Funds (at Equity)	184,384,598	27.36%	182,324,313	27.42%

Total Investment Portfolio	$673,850,199	100.00%	$664,871,694	100.00%
     As of March 31, 2007, 97% of the fair value of our fixed maturities and short-term investment portfolio was in obligations rated “Baa3” or better by Moody’s or its equivalent Standard & Poor’s rating.
Unpaid losses and loss adjustment expenses
     Unpaid losses and loss adjustment expenses for each segment were as follows:

	March 31, 2007		December 31, 2006

	Gross	Net	Gross	Net

	(in thousands)		(in thousands)
Ocean marine	$200,801	$117,485	$212,581	$118,618
Inland marine/fire	26,552	7,826	26,038	8,219

Other liability	220,325	141,214	204,600	132,836
Runoff lines (Aircraft)	133,673	32,390	135,960	33,268

Total	$581,351	$298,915	$579,179	$292,941

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
     The process of establishing reserves for claims involves uncertainties and requires the use of informed estimates and judgments. Our estimates and judgments may be revised as claims develop and as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. Other than specifically disclosed herein, there were no significant changes in assumptions made in the evaluation of loss reserves during 2007.
Off-Balance Sheet Arrangements
     The Company has no off-balance sheet arrangements other than disclosed herein.
Contractual Obligations
     In 2003, the Company acquired an interest in substantially all of a limited partnership hedge fund, (now known as Tricadia), that invests in collateralized debt obligations (“CDO”) securities, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a Mariner affiliated company. In 2003, the Company made an investment of $11.0 million in Tricadia. Additional capital contribution investments to Tricadia of $4.65 million, $2.7 million and $2.25 million were made in 2004, in 2005 and on April 27, 2007, respectively. The Company is committed to providing an additional $14.4 million, or a total of approximately $35 million, in capital to Tricadia by August 1, 2008.
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
     We maintain reserves for the future payment of losses and loss adjustment expenses with respect to both case (reported) and IBNR (incurred but not reported) losses under insurance policies issued by the Company. IBNR losses are those losses, based upon historical experience, industry loss data and underwriter expectations, that the Company estimates will be reported under these policies. Case loss reserves are determined by evaluating reported claims on the basis of the type of loss involved, knowledge of the circumstances surrounding the claim and the policy provisions relating to the type of loss. Case reserves can be difficult to estimate depending upon the class of business, claim complexity, judicial interpretations and legislative changes that affect the estimation process. Case reserves are reviewed and monitored on a regular basis, which may result in changes (favorable or unfavorable) to the initial estimate until the claim is ultimately paid and settled. Unpaid losses with respect to asbestos/environmental risks are difficult for management to estimate and require considerable judgment due to the uncertainty regarding the significant issues surrounding such claims. Unpaid losses with respect to catastrophe losses, such as hurricanes Katrina and Rita that occurred in 2005, are also difficult to estimate due to the high severity of the risks we insure. Unpaid losses and loss adjustment expenses amounted to $581.4 million and $579.2 million at March 31, 2007 and December 31, 2006, respectively. Unpaid losses and loss adjustment expenses, net of reinsurance amounted to $298.9 million and $292.9 million at March 31, 2007 and December 31, 2006, respectively. Management continually reviews and updates the estimates for unpaid losses, and any changes resulting therefrom are reflected in operating results currently. The potential for future adverse or favorable loss development is highly uncertain and subject to a variety of factors including, but not limited to, court decisions, legislative actions and inflation.

     The allowance for doubtful accounts is based on management’s review of amounts due from insolvent or financially impaired companies. Allowances are estimated for both premium receivables and reinsurance receivables. Management continually reviews and updates such estimates for any changes in the financial status of companies. The allowance for doubtful accounts for both premiums and reinsurance receivables amounted to $13.3 million and $14.2 million at March 31, 2007 and December 31, 2006, respectively.
     Impairment of investments, included in realized investment gains or losses, results from declines in the fair value of investments which are considered by management to be other-than-temporary. Management reviews investments for impairment based upon specific criteria that include the duration and extent of declines in fair value of the security below its cost or amortized cost. The Company performs a qualitative and quantitative review of all securities in a loss position in order to determine if any impairment is considered to be other-than-temporary. With respect to fixed income investments, declines in fair value of less than 10% are normally considered to be temporary, unless the fixed income security has been downgraded at least two levels by a major rating agency. Additionally, the Company reviews those securities held for six months or more, with fair value declines of greater than 10% at the end of each reporting period. The Company also reviews all securities with any rating agency declines during the reporting period. As a result of this review, the Company will record an impairment charge to earnings if the fair value decline is greater than 20%, if the fixed income security has been downgraded at least two levels by a major rating agency, or if the fair value decline is greater than 10% and the security has been downgraded one level by a major rating agency. This review includes considering the effect of rising interest rates and the Company’s intent and ability to hold impaired securities in the foreseeable future to recoup any losses. In addition to subjecting its securities to the objective tests of percent declines in fair value and downgrades by major rating agencies, when it determines whether declines in the fair value of its securities are other-than-temporary, the Company also considers the facts and circumstances that may have caused the declines in the value of such securities. As to any specific security, it may consider general market conditions, changes in interest rates, adverse changes in the regulatory environment of the issuer, the duration for which the Company expects to hold the security and the length of any forecasted recovery. Approximately $2,000 and $53,000 were charged to results from operations for the three months ended March 31, 2007 and 2006, respectively, resulting from fair value declines considered to be other-than-temporary. Gross unrealized gains and losses on fixed maturity investments available for sale amounted to approximately $0.3 million and $0.5 million, respectively, at March 31, 2007. The Company believes these unrealized losses to be temporary and result from changes in market conditions, including interest rates or sector spreads.
     The Company utilizes the equity method of accounting to account for its limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership to net investment income in results of operations. Net investment income derived from investments in limited partnerships amounted to $6.0 million and $5.8 million for the three months ended March 31, 2007 and 2006, respectively. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” with respect to market risks associated with investments in limited partnership hedge funds.
     The Company maintained a trading portfolio at March 31, 2007 consisting of CDOs. These investments are marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of such securities are also recognized in net investment income. The Company recorded $0.6 million and $2.8 million in net trading portfolio income before expenses for the three months ended March 31, 2007 and 2006, respectively. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” with respect to market risks associated with investments in CDOs.
     Reinsurance reinstatement premiums are recorded, as a result of losses incurred by the Company, in accordance with the provisions of our reinsurance contracts. Upon the occurrence of a large severity or catastrophe loss, the Company may be obligated to pay additional reinstatement premiums under its excess of loss reinsurance treaties up to the amount of the original premium paid under such treaties. Reinsurance reinstatement premiums incurred for the three months ended March 31, 2007 and 2006 were $0.7 million and $0.7 million, respectively.
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”) using the modified prospective method. SFAS 123R establishes standards for the accounting for transactions that involve stock based compensation. SFAS 123R requires that compensation costs be recognized for the fair value of all share options over their vesting period, including the cost related to the unvested portion of all outstanding share options as of December 31, 2005. The cumulative effect of the adoption of SFAS 123R was not material. The Company recorded approximately $116,000 as additional compensation cost in results from operations for the three months ended March 31, 2006 relating to the adoption of accounting for stock based compensation under SFAS 123R.
     Under the Amended and Restated 2004 Long-Term Incentive Plan, the Company granted a total of 9,750 shares of common stock as unrestricted share awards to certain officers and directors of the Company for a total compensation expense of $384,000 for the three months ended March 31, 2007. There were no unrestricted share awards granted for the three months ended March 31, 2006. Total stock compensation expense amounted to $766,000 and $274,000 for the three months ended March 31, 2007 and 2006, respectively.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The investment portfolio has exposure to market risks, which include the effect on the portfolio of adverse changes in interest rates, credit quality, hedge fund values, and CDO values. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Hedge fund risk includes the potential loss from the diminution in the value of the underlying investment of the hedge fund. CDO risk includes exposure to the private placement market including its lack of liquidity and volatility in changes in market prices. The only significant change to the Company’s exposure to market risks during the three months ended March 31, 2007 as compared to those disclosed in the Company’s financial statements for the year ended December 31, 2006 related to the level of investments in CDO securities and the exposure to changes in interest rate risk on the fair value of fixed income investments. The investment in CDO securities amounted to $17.4 million and $0 as of March 31, 2007 and December 31, 2006, respectively.
     The Company invests in CDOs, which are private placements. The fair value of each security is provided by securities dealers. The markets for these types of securities can be illiquid and, therefore, the price obtained from dealers on these securities is subject to change, depending upon the underlying market conditions of these securities, including the potential for downgrades or defaults on the underlying collateral of the security. The Company seeks to mitigate market risk associated with such investments by maintaining a diversified portfolio of such securities that limits the concentration of investment in any one issuer. The largest single investment made by the Company in such securities amounted to $8.0 million at March 31, 2007.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The Company previously entered into reinsurance contracts with a reinsurer that is now in liquidation. On October 23, 2003, the Company was served with a Notice to Defend and a Complaint by the Insurance Commissioner of the Commonwealth of Pennsylvania, who is the liquidator of this reinsurer, alleging that approximately $3 million in reinsurance claims paid to the Company in 2000 and 2001 by the reinsurer are voidable preferences and are therefore subject to recovery by the liquidator. The claim was subsequently revised by the liquidator to approximately $2 million. The Company filed Preliminary Objections to Plaintiff’s Complaint, denying that the payments are voidable preferences and asserting affirmative defenses. These Preliminary Objections were overruled on May 24, 2005 and the Company filed its Answer in the proceedings on June 15, 2005. On December 7, 2006 the liquidator filed a motion of summary judgment to which the Company responded on December 19, 2006 by moving for a stay, pending the resolution of a similar case currently pending before the Supreme Court of the Commonwealth of Pennsylvania. As of May 4, 2007 there has been no ruling on the Company’s motion, and no trial date has been set for this matter. The Company intends to defend itself vigorously in connection with this lawsuit and believes it has strong defenses against these claims; however, there can be no assurance as to the outcome of this litigation.
Item 1A. Risk Factors
     There were no material changes in the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None

Item 5. Other Information
     None
Item 6. Exhibits

3.1	Charter of NYMAGIC, INC. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 16, 2003 (File No. 1-11238) and incorporated herein by reference).

3.2	Amended and Restated By-Laws. (filed as Exhibit 3.3 of the Registrant’s Current Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-11238) and incorporated herein by reference).

*10.1	Amendment to Employment Agreement, dated as of January 9, 2007 by and between A. George Kallop and NYMAGIC, INC.

*10.2	Performance Share Award Agreement, dated as of January 9, 2007 by and between A. George Kallop and NYMAGIC, INC.

*10.3	Employment Agreement, dated as of January 9, 2007 by and between George R. Trumbull, III and NYMAGIC, INC.

*10.4	Performance Share Award Agreement, dated as of January 9, 2007 by and between George R. Trumbull, III and NYMAGIC, INC.

*10.5	Consulting Agreement, dated as of March 22, 2007 by and between William D. Shaw, Jr. and NYMAGIC, INC.

*10.6	Investment Management Agreement, dated as of March 1, 2007, by and between Southwest Marine And General Insurance Company and Mariner Investment Group, Inc.

*31.1	Certification of A. George Kallop, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of A. George Kallop, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NYMAGIC, INC. (Registrant)
Date: May 8, 2007	/s/ A. George Kallop
A. George Kallop
President and Chief Executive Officer

Date: May 8, 2007	/s/ Thomas J. Iacopelli
Thomas J. Iacopelli
Chief Financial Officer