Form 10-Q
period 2007-06-30
NYMAGIC INC
filed 2007-08-09
CIK 847431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐                 Accelerated filer ☑                 Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2007

Common Stock, $1.00 par value per share	8,915,913 shares

FORWARD-LOOKING STATEMENTS
This report contains certain forward-looking statements concerning the Company’s operations, economic performance and financial condition, including, in particular, the likelihood of the Company’s success in developing and expanding its business. Any forward-looking statements concerning the Company’s operations, economic performance and financial condition contained herein, including statements related to the outlook for the Company’s performance in 2007 and beyond, are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based upon a number of assumptions and estimates which inherently are subject to uncertainties and contingencies, many of which are beyond the control of the Company. Some of these assumptions may not materialize and unanticipated events may occur which could cause actual results to differ materially from such statements. These include, but are not limited to, the cyclical nature of the insurance and reinsurance industry, premium rates, investment results and risk assessments, hedge fund results, the estimation of loss reserves and loss reserve development, uncertainties associated with asbestos and environmental claims, including difficulties with assessing latent injuries and the impact of litigation settlements, bankruptcies and potential legislation, the uncertainty surrounding the loss amounts related to the attacks of September 11, 2001, and hurricanes Katrina and Rita, the occurrence and effects of wars and acts of terrorism, net loss retention, the effect of competition, the ability to collect reinsurance receivables and the timing of such collections, the availability and cost of reinsurance, the possibility that the outcome of any litigation or arbitration proceeding is unfavorable, the ability to pay dividends, regulatory changes, changes in the ratings assigned to the Company by rating agencies, failure to retain key personnel, the possibility that our relationship with Mariner Partners, Inc. could terminate or change, and the fact that ownership of our common stock is concentrated among a few major stockholders and is subject to a voting agreement, as well as assumptions underlying any of the foregoing and are generally expressed with words such as “intends,” “intend,” “intended,” “believes,” “estimates,” “expects,” “anticipates,” “plans,” “projects,” “forecasts,” “goals,” “could have,” “may have” and similar expressions. These and other risks could cause actual results for the 2007 year and beyond to differ materially from those expressed in any forward-looking statements made. The Company undertakes no obligation to update publicly or revise any forward-looking statements made.

NYMAGIC, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NYMAGIC, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Investments:
Fixed maturities:
Available for sale at fair value (amortized cost $271,730,049 and $327,432,016)	$271,637,781	$327,566,525
Trading at fair value(cost $59,730,522 and $0)	59,813,852	—
Limited partnerships at equity (cost $164,558,603 and $147,185,828)	211,004,729	182,324,313
Short-term investments	21,669,450	136,601,455
Cash and cash equivalents	115,675,527	18,379,401

Total cash and investments	679,801,339	664,871,694

Accrued investment income	2,047,437	2,033,945
Premiums and other receivables, net	42,186,751	29,266,353
Receivable for securities sold	5,461,429	18,805,633
Reinsurance receivables on unpaid losses, net	266,023,145	286,237,546
Reinsurance receivables on paid losses, net	43,970,381	47,548,369
Deferred policy acquisition costs	18,077,040	13,371,632
Prepaid reinsurance premiums	25,162,048	29,579,428
Deferred income taxes	8,387,146	10,778,960
Property, improvements and equipment, net	9,577,975	9,949,970
Other assets	7,816,638	6,852,772

Total assets	$1,108,511,329	$1,119,296,302

LIABILITIES
Unpaid losses and loss adjustment expenses	$557,062,986	$579,178,634
Reserve for unearned premiums	106,212,839	93,649,827
Ceded reinsurance payable	31,429,371	44,792,821
Notes payable	100,000,000	100,000,000
Dividends payable	831,522	788,980
Other liabilities	23,546,481	30,186,494

Total liabilities	819,083,199	848,596,756

SHAREHOLDERS’ EQUITY
Common stock	15,563,290	15,505,815
Paid-in capital	44,654,770	42,219,900
Accumulated other comprehensive (loss) income	(59,972)	87,432
Retained earnings	302,531,043	286,147,400

	362,689,131	343,960,547
Treasury Stock, at cost, 6,647,377 and 6,647,377 shares	(73,261,001)	(73,261,001)

Total shareholders’ equity	289,428,130	270,699,546

Total liabilities and shareholders’ equity	$1,108,511,329	$1,119,296,302

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Six months ended June 30,
	2007	2006

Revenues:
Net premiums earned	$76,334,287	$76,437,263
Net investment income	27,597,080	21,510,546
Net realized investment gains (losses)	271,144	(62,897)
Commission and other income	456,897	540,414

Total revenues	104,659,408	98,425,326

Expenses:
Net losses and loss adjustment expenses incurred	40,331,668	43,111,711
Policy acquisition expenses	16,937,403	15,855,260
General and administrative expenses	16,580,093	14,805,150
Interest expense	3,350,062	3,351,468

Total expenses	77,199,226	77,123,589

Income before income taxes	27,460,182	21,301,737
Income tax provision:
Current	7,144,762	7,096,129
Deferred	2,471,185	343,852

Total income tax expense	9,615,947	7,439,981

Net income	$17,844,235	$13,861,756

Weighted average number of shares of common stock outstanding-basic	8,878,506	8,786,192

Basic earnings per share	$2.01	$1.58

Weighted average number of shares of common stock outstanding-diluted	9,239,207	9,113,370

Diluted earnings per share	$1.93	$1.52

Dividends declared per share	$.16	$.14

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended June 30,
	2007	2006

Revenues:
Net premiums earned	$36,592,505	$39,247,664
Net investment income	15,730,898	9,559,128
Net realized investment gains (losses)	6,772	(161,494)
Commission and other income	228,089	237,821

Total revenues	52,558,264	48,883,119

Expenses:
Net losses and loss adjustment expenses incurred	18,440,444	22,205,408
Policy acquisition expenses	8,185,894	7,914,010
General and administrative expenses	8,352,037	7,648,474
Interest expense	1,676,095	1,672,856

Total expenses	36,654,470	39,440,748

Income before income taxes	15,903,794	9,442,371
Income tax provision:
Current	3,484,153	3,483,810
Deferred	2,094,412	(188,776)

Total income tax expense	5,578,565	3,295,034

Net income	$10,325,229	$6,147,337

Weighted average number of shares of common stock outstanding-basic	8,894,353	8,800,597

Basic earnings per share	$1.16	$.70

Weighted average number of shares of common stock outstanding-diluted	9,257,539	9,167,346

Diluted earnings per share	$1.12	$.67

Dividends declared per share	$.08	$.08
The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
	2007	2006
Cash flows used in operating activities:
Net income	$17,844,235	$13,861,756

Adjustments to reconcile net income to net cash used in operating activities:
Provision for deferred taxes	2,471,185	343,852
Net realized investment (gains) losses	(271,144)	62,897
Equity in earnings of limited partnerships	(15,878,213)	(6,371,329)
Net bond amortization	148,829	124,883
Depreciation and other, net	468,180	447,504
Changes in:
Premiums and other receivables	(12,920,398)	(34,286,803)
Reinsurance receivables paid and unpaid, net	23,792,389	(6,605,528)
Ceded reinsurance payable	(13,363,450)	16,015,380
Accrued investment income	(13,492)	(1,482,222)
Deferred policy acquisition costs	(4,705,408)	(1,264,442)
Prepaid reinsurance premiums	4,417,380	(19,126,549)
Other assets	(963,866)	(2,141,406)
Unpaid losses and loss adjustment expenses	(22,115,648)	6,329,620
Reserve for unearned premiums	12,563,012	24,661,650
Other liabilities	(6,640,013)	(8,369,075)
Trading portfolio activities	(59,818,378)	(58,837,923)

Total adjustments	(92,829,035)	(90,499,491)

Net cash used in operating activities	(74,984,800)	(76,637,735)

Cash flows from investing activities:
Fixed maturities acquired	(2,611,297)	(31,400,057)
Limited partnerships acquired	(33,125,000)	(31,820,000)
Fixed maturities sold	58,215,882	182,789,588
Net sale of short-term investments	115,156,227	79,960,938
Fixed maturities matured	—	6,675,000
Limited partnerships sold	20,322,800	23,286,606
Receivable for securities not yet settled	13,344,204	(26,426,620)
Payable for securities not yet settled	—	(9,000,000)
Acquisition of property & equipment, net	(96,185)	(1,998,897)

Net cash provided by investing activities	171,206,631	192,066,558

Cash flows from financing activities:
Proceeds from stock issuance and other	2,492,345	1,729,857
Cash dividends paid to stockholders	(1,418,050)	(1,053,800)

Net cash provided by financing activities	1,074,295	676,057

Net increase in cash	97,296,126	116,104,880
Cash at beginning of period	18,379,401	24,525,288

Cash at end of period	$115,675,527	$140,630,168

Supplemental disclosures:
Interest paid	$3,250,537	$3,258,248
Federal income tax paid	$8,641,494	$4,587,470
The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2007 and 2006
1)	The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary for a fair presentation of results for such periods. Adjustments to financial statements consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2)	The Company’s subsidiaries include three insurance companies and two insurance agencies. These subsidiaries underwrite commercial insurance in three major lines of business. The Company considers ocean marine, inland marine/fire and other liability as appropriate segments for purposes of evaluating the Company’s overall performance. A final segment includes the runoff operations in the aircraft business. The Company ceased writing any new policies covering aircraft risks subsequent to March 31, 2002.

The Company evaluates revenues and income or loss by the aforementioned segments. Revenues include premiums earned and commission income. Income or loss includes premiums earned and commission income less the sum of losses incurred and policy acquisition costs. The financial information by segment is as follows:

		Six months ended June 30,
	2007		2006
		(in thousands)
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)

Ocean marine	$34,930	$10,931	$42,218	$16,828
Inland marine/fire	3,212	(225)	4,092	(406)
Other liability	38,208	9,471	30,449	1,450
Runoff lines (Aircraft)	84	(1,012)	79	(1)

Subtotal	76,434	19,165	76,838	17,871

Net investment income	27,597	27,597	21,511	21,511
Net realized investment gains (losses)	271	271	(63)	(63)
Other income	357	357	140	140
General and administrative expenses	—	(16,580)	—	(14,806)
Interest expense	—	(3,350)	—	(3,351)
Income tax expense	—	(9,616)	—	(7,440)

Total	$104,659	$17,844	$98,426	$13,862

		Three months ended June 30,
	2007		2006
		(in thousands)
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)

Ocean marine	$16,073	$3,291	$21,894	$10,112
Inland marine/fire	1,883	(35)	2,101	(646)
Other liability	18,571	7,072	15,292	(314)
Runoff lines (Aircraft)	57	(370)	104	119

Subtotal	36,584	9,958	39,391	9,271

Net investment income	15,731	15,731	9,560	9,560
Net realized investment gains (losses)	7	7	(162)	(162)
Other income	236	236	95	95
General and administrative expenses	—	(8,352)	—	(7,650)
Interest expense	—	(1,676)	—	(1,672)
Income tax expense	—	(5,579)	—	(3,295)

Total	$52,558	$10,325	$48,884	$6,147

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2007 and 2006
3)	The Company’s comparative comprehensive income is as follows:

		Six months ended June 30,	Three months ended June 30,
	2007	2006	2007	2006
		(in thousands)

Net income	$17,844	$13,862	$10,325	$6,147
Other comprehensive loss, net of tax:
Unrealized gains (losses) on securities, net of deferred tax (expense) benefit of $(16), $72, $(2) and $90	29	(134)	4	(166)
Less: reclassification adjustment for gains (losses) realized in net income, net of deferred tax benefit (expense) of $(95), $22, $(2) and $57	176	(41)	4	(105)

Other comprehensive loss	(147)	(93)	—	(61)

Total comprehensive income	$17,697	$13,769	$10,325	$6,086

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2007 and 2006
4)	The Company maintains stock-based compensation plans for employees and directors. With the exception of unrestricted stock which immediately vests, awards under the Company’s plans generally vest over periods ranging from one to five years.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”) using the modified prospective method. SFAS 123R establishes standards for the accounting for transactions that involve stock based compensation. SFAS 123R requires that compensation costs be recognized for the fair value of all share equity awards over their vesting period, including the cost related to the unvested portion of all outstanding share equity awards as of December 31, 2005 that was not accounted for under SFAS 123R. The cumulative effect of the adoption of SFAS 123R in 2006 was not material. The Company recorded $229,000 as additional compensation cost in results from operations for the six months ended June 30, 2006 relating to the adoption of accounting for stock based compensation under SFAS 123R.

Under the Amended and Restated 2004 Long-Term Incentive Plan, the Company granted a total of 9,750 shares of common stock as unrestricted share awards to certain officers and directors of the Company during the first six months of 2007. There were no unrestricted share awards granted for the six months ended June 30, 2006.

During the first six months of 2007, under the Amended and Restated 2004 Long-Term Incentive Plan, the Company granted 5,391 deferred share units to non-management directors and 37,000 restricted shares or restricted share units to certain officers and directors.

During the first six months of 2006, under the Amended and Restated 2004 Long-Term Incentive Plan, the Company granted 7,123 deferred share units to non-management directors, 43,000 restricted shares or restricted share units to certain officers and directors, and up to 36,000 performance share units to the Chief Executive Officer.

Total stock compensation expense amounted to approximately $1,192,000 and $919,000 for the six months ended June 30, 2007 and 2006, respectively.
     The following table summarizes the stock option activity under existing employee stock plans for the six months ended June 30, 2007 and 2006:

Shares Under	Number of	Option Price Per	Weighted Average
Option	Shares	Share	Price Per Share
Outstanding, January 1, 2007	333,200	$12.59-$26.00	$15.43

Granted	—	—	—

Exercised	(46,725)	$14.47-$20.25	$16.22

Forfeited	(400)	$14.47	$14.47

Outstanding, June 30, 2007	286,075	$12.59-$26.00	$15.31

Exercisable, June 30, 2007	283,575	$12.59-$26.00	$15.21

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2007 and 2006

Shares Under	Number of	Option Price Per	Weighted Average
Option	Shares	Share	Price Per Share
Outstanding, January 1, 2006	407,850	$12.59-$26.00	$15.26

Granted	—	—	—

Exercised	(41,725)	$14.13-$14.47	$14.45

Forfeited	(2,375)	$14.47	$14.47

Outstanding, June 30, 2006	363,750	$12.59-$26.00	$15.35

Exercisable, June 30, 2006	245,375	$12.59-$26.00	$15.26

5)	The Company previously entered into reinsurance contracts with a reinsurer that is now in liquidation. On October 23, 2003, the Company was served with a Notice to Defend and a Complaint by the Insurance Commissioner of the Commonwealth of Pennsylvania, who is the liquidator of this reinsurer, alleging that approximately $3 million in reinsurance claims paid to the Company in 2000 and 2001 by the reinsurer are voidable preferences and are therefore subject to recovery by the liquidator. The claim was subsequently revised by the liquidator to approximately $2 million. The Company filed Preliminary Objections to Plaintiff’s Complaint, denying that the payments are voidable preferences and asserting affirmative defenses. These Preliminary Objections were overruled on May 24, 2005 and the Company filed its Answer in the proceedings on June 15, 2005. On December 7, 2006 the liquidator filed a motion for summary judgment to which the Company responded on December 19, 2006 by moving for a stay, pending the resolution of a similar case currently pending before the Supreme Court of the Commonwealth of Pennsylvania. As of August 1, 2007, there has been no ruling on the Company’s motion, and no trial date has been set for this matter. The Company intends to defend itself vigorously in connection with this lawsuit, and the Company believes it has strong defenses against these claims; however, there can be no assurance as to the outcome of this litigation.

The Company incurred losses from a cargo claim in 2007 amounting to $5.0 million that consisted of $2.5 million in net losses and loss adjustment expenses incurred and $2.5 million in reinsurance reinstatement premiums. The gross loss and reinsurance recoverable on the cargo claim amounted to $15.0 million and $12.5 million respectively. The Company is pursuing full recovery of this loss against a third party; however, there can be no assurance at this time as to realization of the recovery.

6)	The Company’s investments are monitored by management and the Finance Committee of the Board of Directors. The Company entered into an investment management agreement with Mariner Partners, Inc. (“Mariner”) effective October 1, 2002, which was amended and restated on December 6, 2002. Under the terms of this agreement, Mariner manages the Company’s and its subsidiaries, New York Marine And General Insurance Company’s and Gotham Insurance Company’s investment portfolios. Effective March 1, 2007 the Company’s recently formed Arizona insurance company, Southwest Marine And General Insurance Company, entered into a virtually identical investment management agreement with Mariner Investment Group, Inc., an affiliate of Mariner. Fees to be paid to Mariner are based on a percentage of investments as follows: .20% of liquid assets, .30% of fixed maturity investments and 1.25% of limited partnership (hedge fund) investments. William J. Michaelcheck, a director of the Company, is the Chairman and the beneficial owner of a substantial number of shares of Mariner. George R. Trumbull, Chairman of the Board of the Company, A. George Kallop, a Director and the President and Chief Executive Officer of the Company, and William D. Shaw, Jr., Vice Chairman and a Director of the Company, are also associated with Mariner. Investment fees incurred under the agreement with Mariner were $1,450,199 for the six months ended June 30, 2007 and $1,439,722 for the six months ended June 30, 2006.

On March 22, 2007, the Company renewed its consulting agreement (the “Consulting Agreement”), with William D. Shaw, Jr., a member of the Company’s board of directors and Vice Chairman, pursuant to which Mr. Shaw will provide certain consulting services to the Company relating to the Company’s asset management strategy including (i) participating in meetings with rating agencies; (ii) participating in meetings with research analysts; and (iii) certain other investor relations services. Mr. Shaw’s compensation under the Consulting Agreement is $100,000 per year, payable in four equal quarterly payments of $25,000. From January 1, 2007 through June 30, 2007, he has been paid $50,000 under the Consulting Agreement. This compares to $50,000 paid in the first six months of 2006 relating to a similar consulting agreement. The Company is also obligated to reimburse Mr. Shaw for all reasonable and necessary expenses incurred in connection with the services he provides under the Consulting Agreement. Unless extended by mutual agreement, the Consulting Agreement terminates on December 31, 2007. The Consulting Agreement is also subject to termination by Mr. Shaw or the Company on

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2007 and 2006
30 days prior notice. In addition, the Company may also pay Mr. Shaw a bonus at the discretion of the Human Resources Committee of the Company’s Board of Directors upon the recommendation of the Company’s Chairman. The bonus will have a range of $0 to $100,000. In March 2007, Mr. Shaw was awarded a cash bonus of $25,000 and 1,000 shares of common stock with a value of $39,410 for his consulting contributions to the Company in 2006. On April 1, 2006, the Company paid Mr. Shaw $30,000 in a cash bonus.

On April 17, 2006, NYMAGIC, INC. (the “Company”) entered into an employment agreement with A. George Kallop, the Company’s President and Chief Executive Officer (the “Kallop Employment Agreement”), effective October 1, 2005 through December 31, 2008. This term will be automatically renewed for successive one-year periods unless either party provides notice 90 days prior to the expiration date of its intent to terminate the agreement at the end of the applicable term. On January 9, 2007 the Kallop Employment Agreement was amended, effective January 1, 2007 to increase Mr. Kallop’s base salary from $400,000 to $450,000 annually.

In connection with the Kallop Employment Agreement, on January 9, 2007 the Company entered into an Award Agreement (the “Kallop Award Agreement”) with Mr. Kallop. Under the terms of the Kallop Award Agreement, he was granted 8,000 restricted share units, which vest on December 31, 2007 provided that Mr. Kallop continues to be employed by the Company on that date.

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

In connection with the Trumbull Employment Agreement, on January 9, 2007 the Company entered into an Award Agreement (the “Trumbull Award Agreement”) with Mr. Trumbull for the grant of the 5,000 shares of restricted stock. Under the terms of the Trumbull Award Agreement, the restricted shares vest on December 31, 2007 provided that Mr. Trumbull continues to be employed by the Company on that date.

In 2003, the Company acquired an interest in substantially all of a limited partnership hedge fund, Mariner Tiptree (CDO) Fund I, L.P. (“Tiptree”), now known as Tricadia CDO Fund L.P. (“Tricadia”), that invests in collateralized debt obligations (“CDO”) securities, collateralized loan obligations (“CLO”) securities, commercial middle market loans, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a company affiliated with Mariner. In 2003, the Company made an investment of $11.0 million in Tiptree. Additional investments of $4.65 million, $2.7 million and $6.25 million were made in 2004, 2005 and 2007, respectively. The Company is committed to providing an additional $15.4 million, or a total of approximately $40 million, in capital to Tricadia by August 1, 2008. The Company’s investment in Tricadia amounted to $40.9 million at June 30, 2007 and was included in limited partnerships at equity.

On August 18, 2006, the Company entered into an Amended and Restated Limited Partnership Agreement of Tricadia CDO Fund, L.P. (“Tricadia”), effective as of August 1, 2006, with Tricadia Capital, LLC, the general partner, and the limited partners named therein (the “Amended Agreement”) to amend and restate the Limited Partnership Agreement of Mariner Tiptree (CDO) Fund I, L.P. entered into in 2003 (the “Original Agreement”). The Amended Agreement changed the name of the partnership, amended and restated in its entirety the Original Agreement and provides for the continuation of the partnership under applicable law upon the terms and conditions of the Amended Agreement. The Amended Agreement, among other items, substantially changed the fee income structure as well as provides for the potential conversion of limited partnership interests to equity interests. As a result of these substantive changes to the Original Agreement, the Company deconsolidated Tricadia from its financial statements effective as of August 1, 2006 and has included Tricadia as a limited partnership investment at equity in the financial statements since August 1, 2006. In May 2007, Tricadia invested $30 million, for an interest of approximately 20%, in Tiptree Financial Partners, L.P., a limited partnership investing in CDO/CLO structures, also managed by an affiliate of Mariner.

Under the provisions of both the Original and the Amended Agreement, the Mariner affiliate is entitled to 50% of the net profit realized upon the sale of certain CDO/CLO securities held by the Company. Investment expenses incurred under these agreements for the six months ended June 30, 2007 and June 30, 2006 amounted to $41,720 and $612,774, respectively. These amounts were based upon the fair value of CDO/CLO securities held as of June 30, 2007 and 2006, respectively, as well as CDO/CLO securities sold during the six months ended June 30, 2007 and 2006, respectively. The limited partnership agreements also provide for other fees payable to the manager based upon the operations of the Tricadia hedge fund. There were no other fees incurred under this agreement for the six months ended June 30, 2007 and 2006, respectively. Any withdrawals require one-year prior written notice to the hedge fund manager.

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2007 and 2006
As of June 30, 2007, the Company held $72.6 million in limited partnership interests in hedge funds, which are directly or indirectly managed by Mariner.

Investment income, net of investment fees, from each major category of investments is as follows:

	Six months ended		Three months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)
Fixed maturities, available for sale	$8.3	$5.6	$4.0	$2.5
Fixed maturities, trading securities	1.6	8.2	0.9	5.4
Short-term investments	3.4	3.5	1.7	2.1
Equity in earnings of limited partnerships	15.9	6.4	9.9	0.6

Total investment income	29.2	23.7	16.5	10.6
Investment expenses	(1.6)	(2.2)	(0.8)	(1.0)

Net investment income	$27.6	$21.5	$15.7	$9.6

7)	On April 13, 2007, the Company closed the operations of one of its agencies, Pacific Mutual Marine Office, Inc. The related expenses for closing the office were not material to results of operations.

8)	On June 29, 2007 the Company completed a novation agreement with CRM Holdings, Ltd. and certain of its affiliates (“CRM”). In the transaction, CRM assumed the Company’s rights and obligations with respect to almost all of the excess workers’ compensation policies and associated reinsurance agreements that the Company had written in conjunction with CRM during the past several years. As a result of this transaction, the Company remitted $9.4 million to CRM and reduced its existing net unpaid loss reserves by $15.4 million, resulting in pre-tax income of approximately $6.0 million for the six months ended June 30, 2007. The transaction reduced gross unpaid loss reserves and reinsurance receivables on unpaid losses by $38.4 million and $23.0 million, respectively, as of June 30, 2007.

9)	In May 2007 the Company signed a lease for additional office space for its headquarters located on the 11th floor of 919 Third Avenue in New York City. The lease term provides for lease payments on two sections (Space A and Space B) of the 11th floor. The lease term for Space A commences on September 1, 2007 and ends on July 30, 2016. Minimum monthly payments of $85,818 will commence on September 1, 2007 and will increase to $91,355 on the commencement of the sixth lease year. Total minimum lease rental payments over the term for Space A will amount to $9.4 million. The lease term for Space B commences on 90 days after the landlord delivers notice to the Company of its intent to deliver possession of Space B, which is not expected to be later than January 30, 2008, and will end on July 30, 2016. Minimum monthly payments of $111,904 will commence no later than January 30, 2008 and will increase to $119,123 on the commencement of the sixth lease year following the initial payment under the Space B lease. Total minimum lease rental payments over the term for Space B will be at least equal to $11.7 million.

10)	In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109. FIN 48 became effective in 2007 and provides guidance for recognizing the benefits of tax-return positions in the financial statements if it is more-likely-than-not (more than fifty-percent likely) that they will be realized upon final settlement with the respective taxing authorities. The adoption of FIN 48 did not have a material effect on the Company’s financial statements and the Company believes there are no tax positions that would require disclosure under FIN 48. The federal tax returns for 2003 through 2006 are currently open and subject to examination.

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
     NYMAGIC, INC., a New York corporation (the “Company” or “NYMAGIC”), is a holding company which owns and operates insurance companies and insurance underwriters and managers.
Insurance Companies:
New York Marine And General Insurance Company (“New York Marine”),
Gotham Insurance Company (“Gotham”),
Southwest Marine And General Insurance Company (“Southwest Marine”)
Insurance Underwriters and Managers:
Mutual Marine Office, Inc. (“MMO”),
Pacific Mutual Marine Office, Inc. (“PMMO”),
Mutual Marine Office of the Midwest, Inc. (“Midwest”).
     New York Marine and Gotham each currently holds a financial strength rating of A (“Excellent”) and Southwest Marine currently holds a financial strength rating of A- (“Excellent”) from A.M. Best Company. These are the third and fourth highest of fifteen rating levels in A.M. Best’s classification system. The Company’s insureds rely on ratings issued by rating agencies. Any adverse change in the ratings assigned to New York Marine, Gotham or Southwest Marine may adversely impact their ability to write premiums.
     The Company specializes in underwriting ocean marine, inland marine/fire and other liability insurance through insurance pools managed by the Company’s insurance underwriters and managers, MMO and Midwest (collectively referred to as “MMO”). The original members of the pools were insurance companies that were not affiliated with the Company. Subsequently, New York Marine and Gotham joined the pools. Over the years, New York Marine and Gotham steadily increased their participation in the pools, while the unaffiliated insurance companies reduced their participation or withdrew from the pools entirely. Since January 1, 1997, New York Marine and Gotham have been the only members of the pools, and therefore we now write 100% of all of the business produced by the pools.
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
     In 2005, the Company formed Arizona Marine And General Insurance Company, which was renamed Southwest Marine And General Insurance Company (“Southwest Marine”) in July 2006, as a wholly owned subsidiary in the State of Arizona. Its application to the State of Arizona Department of Insurance for authority to write commercial property and casualty insurance in Arizona was approved in May 2006. Southwest Marine writes, among other lines of insurance, excess and surplus lines in New York.
Results of Operations
     Net income for the second quarter ended June 30, 2007 totaled $10.3 million, or $1.12 per diluted share, compared with $6.1 million, or $.67 per diluted share, for the second quarter of 2006. The increase in net income for the second quarter of 2007 was attributable to larger investment income derived primarily from limited partnerships and the novation of certain excess workers’ compensation policies that amounted to an after tax benefit of $3.9 million, or $.42 per diluted share. Partially offsetting this increase was a cargo claim that resulted in an after tax loss of $3.3 million, or $.35 per diluted share, for the second quarter ended June 30, 2007.
     Net income for the six months ended June 30, 2007, was $17.8 million, or $1.93 per share on a diluted basis, compared with $13.9 million, or $1.52 per diluted share, for the same period of 2006. The earnings increase in 2007 was largely attributable to improved investment income derived from limited partnerships and the novation of certain excess workers’ compensation policies that amounted to an after tax benefit of $3.9 million, or $.42 per diluted share. Partially offsetting this increase was a cargo claim that resulted in an after tax loss of $3.3 million, or $.35 per diluted share, for the six months ended June 30, 2007.
     Net realized investment gains after taxes were $4,000, or $.00 per diluted share, for the second quarter of 2007, as compared with net realized investment losses after taxes of $105,000, or $.01 per diluted share, for the same period of 2006. Net realized investment gains after taxes for the six months ended June 30, 2007 were $176,000, or $.02 per diluted share, compared with net realized investment losses of $41,000, or $.00 per diluted share, for the same period in 2006.
     Shareholders’ equity increased to $289.4 million as of June 30, 2007 from $270.7 million as of December 31, 2006. The increase was primarily attributable to net income for the period partially offset by dividends declared.
     The Company’s gross premiums written and net premiums written decreased by 20% and 8% respectively, for the three months ended June 30, 2007, when compared to the same period of 2006. Net premiums earned decreased by 7% for the three months ended June 30, 2007 when compared with the same period in 2006.
     The Company’s gross premiums written decreased by 7% for the six months ended June 30, 2007, when compared to the same period of 2006. Net premiums written for the six months ended June 30, 2007 increased by 14% over the same period of the prior year. Net premiums earned were flat for the six months ended June 30, 2007 when compared with the same period in 2006.
     Premiums for each segment were as follows:

NYMAGIC Gross Premiums Written
By Segment	Six months ended June 30,			Three months ended June 30,
	2007	2006	Change	2007	2006	Change
			(Dollars in thousands)

Ocean marine	$54,682	$55,120	(1%)	$29,189	$28,341	3%
Inland marine/fire	8,718	10,717	(19%)	5,121	5,623	(9%)
Other liability	62,657	69,131	(9%)	23,192	38,249	(39%)

Subtotal	126,057	134,968	(7%)	57,502	72,213	(20%)
Runoff lines (Aircraft)	23	36	NM	4	19	NM

Total	$126,080	$135,004	(7%)	$57,506	$72,232	(20%)

NYMAGIC Net Premiums Written
By Segment	Six months ended June 30,			Three months ended June 30,
	2007	2006	Change	2007	2006	Change
			(Dollars in thousands)

Ocean marine	$37,786	$41,576	(9%)	$19,599	$22,341	(12%)
Inland marine/fire	3,340	3,689	(9%)	2,063	2,006	3%
Other liability	52,105	36,623	42%	18,634	19,379	(4%)

Subtotal	93,231	81,888	14%	40,296	43,726	(8%)
Runoff lines (Aircraft)	84	84	NM	57	103	NM

Total	$93,315	$81,972	14%	$40,353	$43,829	(8%)

NYMAGIC Net Premiums Earned
By Segment		Six months ended June 30,			Three months ended June 30,
	2007	2006	Change	2007	2006	Change
			(Dollars in thousands)

Ocean marine	$34,845	$ 41,812	(17%)	$16,081	$ 21,750	(26%)
Inland marine/fire	3,212	4,092	(22%)	1,883	2,102	(10%)
Other liability	38,193	30,449	25%	18,571	15,293	21%

Subtotal	76,250	76,353	0%	36,535	39,145	(7%)
Runoff lines (Aircraft)	84	84	NM	57	103	NM

Total	$76,334	$ 76,437	0%	$36,592	$ 39,248	(7%)

•	Ocean marine gross premiums written, net premiums written and net premiums earned for the first six months of 2007 decreased by 1%, 9% and 17% respectively, when compared to the same period of 2006. Gross premiums written in 2007 primarily reflected a volume decrease in the hull class of business due to a reduction in unprofitable accounts, which was partially offset by an increase in volume in the cargo class. Rates in the various classes of marine business were generally flat to slightly declining when compared to the prior year’s comparable period.

Net premiums written and net premiums earned for the six months ended June 30, 2007 decreased by 9% and 17% respectively, when compared to the same period of 2006. Net written and earned premiums for six months ended June 30, 2007 reflected the decline in gross premiums, higher excess of loss reinsurance costs as a result of $2.5 million in reinstatement reinsurance costs incurred on a cargo loss in 2007, and lower amounts of earned premium in the energy class.

Effective January 1, 2007, the Company maintained its $5,000,000 per risk and $6,000,000 per occurrence net retention in the ocean marine line that was in existence during 2006; however, the Company will absorb an additional amount up to $5 million depending upon the gross loss to the Company in excess of $5 million. The 80% quota share reinsurance protection for the Company’s energy business also remains in effect for 2007.

Ocean marine gross premiums written increased by 3% during the second quarter of 2007 when compared to the same period of the prior year. Net premiums written and net premiums earned decreased 12% and by 26%, respectively, during the second quarter of 2007 when compared to same period of 2006. The 2007 second quarter reflected an increase in gross cargo and marine liability premiums due to increased production, which was partially offset by a decrease in hull premium production as a result of not renewing certain unprofitable accounts. Net premiums earned in 2007 reflected lower amounts of earned premium in the energy class due to additional ceded premiums earned arising from the energy quota share treaty as well as higher costs of excess of loss reinsurance primarily as a result of $2.5 million in reinstatement reinsurance costs incurred on a cargo loss in 2007.

•	Inland marine/fire gross premiums written and net premiums written for the six months ended June 30, 2007 decreased by 19% and 9%, respectively, when compared to the same period of 2006. Net premiums earned for the six months ended June 30, 2007 decreased by 22% when compared to the same period of 2006. Premiums in 2007 reflected mildly lower market rates when compared to 2006, and declines in production in certain property risks.

Inland marine/fire gross premiums written for the three months ended June 30, 2007 decreased by 9% when compared to the same period of 2006. Net premiums written increased by 3% and net premiums earned decreased 10% for the three months ended June 30, 2007 when compared to the same period of 2006. Gross premiums written during the second quarter of 2007 reflected mildly lower market rates when compared to the same period in 2006 and declines in production in certain property risks. The decrease in gross property writings was partially offset by a slight increase in surety premiums, which are written on a net basis without reinsurance and accounted for the increase in net premiums written during the second quarter of 2007. The decrease in net premiums earned in 2007 reflected lower volume of property risks and mildly lower market rates when compared to the same period in 2006.

•	Other liability gross premiums written decreased by 9% for the six months ended June 30, 2007 when compared to the same period of 2006. Net premiums written and net premiums earned for the six months ended June 30, 2007 rose by 42% and 25%, respectively, when compared to the same period in 2006. The change in premiums is primarily due to changes in the underwriting and reinsurance structure of excess workers’ compensation policies.

The Company writes excess workers’ compensation insurance on behalf of certain self-insured workers’ compensation trusts. In 2006, the Company provided gross statutory limits on the renewals of its then existing inforce book of excess workers’ compensation policies to these trusts. The reinsurance structure that was in effect in 2006 included a general excess of loss treaty in order to protect the Company on any one risk or occurrence and the resulting net retention was then subject to a 70% quota share reinsurance treaty. The Company terminated its relationship with its former primary source of workers’ compensation premium effective December 31, 2006. However, the Company’s alternative source of workers’ compensation production issued substantially all of the Company’s excess workers’ compensation premiums in 2007. These policies also provide excess workers’ compensation insurance on behalf of self-insured workers’ compensation trusts. Moreover, the Company will not maintain the 70% quota share reinsurance agreement that was in effect during 2006.

As a result of the changes in gross underwriting and reinsurance structures, gross premiums decreased in the excess worker’s compensation class while net premiums written and net premiums earned increased in this class during the first six months of 2007 when compared to the same period in 2006. Gross premiums written in the excess workers’ compensation class decreased to $24.8 million for the six months ended June 30, 2007 from $34.9 million for the same period of 2006. Net premiums written, however, increased to $20.3 million for the six months ended June 30, 2007 from $9.0 million in the same period of 2006. Volume increases in the professional liability class were also achieved in the first six months of 2007 when compared to the same period of 2006. Premium rates in these classes during the first six months of 2007 were flat to slightly declining when compared to the same period in 2006.

Other liability gross premiums written and net premiums written decreased by 39% and 4%, respectively, for the three months ended June 30, 2007 when compared to the same period of 2006. Net premiums earned for the three months ended June 30, 2007 rose by 21% when compared to the same period in 2006. The change in premiums is primarily due to changes in the underwriting and reinsurance structure of excess workers’ compensation policies. Gross and net written premiums in the excess workers’ compensation class were $5.3 million and $3.8 million, respectively, in the second quarter of 2007 as compared to $19.0 million and $5.1 million, respectively, in the same period of 2006. Volume increases from professional liability were also achieved in the second quarter of 2007 when compared to the same period of 2006. Premium rates in these classes during the second quarter of 2007 were comparable to the same period in 2006.
     Net losses and loss adjustment expenses incurred as a percentage of net premiums earned (the loss ratio) were 50.4% for the three months ended June 30, 2007 as compared to 56.6% for the same period of 2006. The loss ratio was 52.8% for the six months ended June 30, 2007 as compared to 56.4% for the same period of 2006. The Company reported lower loss ratios in the other liability line of business for the second quarter and six months ended June 30, 2007 when compared to the same periods of 2006 primarily as a result of the novation of substantially all of the excess workers’ compensation policies written in conjunction with our prior producer of those policies. The novation reduced loss incurred by $6.0 million in the second quarter and six months ended June 30, 2007. The ocean marine loss ratios were higher in 2007 than the same periods of 2006 primarily as a result of a large cargo claim that increased losses incurred by $2.5 million and decreased net premiums earned by $2.5 million for reinsurance reinstatement costs. The inland marine/fire loss ratios decreased in the second quarter and six months ended June 30, 2007, reflecting a lower frequency of severity on claims occurring in the current accident year.
     The Company reported favorable development of prior year loss reserves of $9.7 million and $4.8 million during the first six months of 2007 and 2006, respectively. The favorable development in 2007 was mainly attributable to $5.7 million from the novation of certain excess workers’ compensation policies and as a result of favorable reported loss trends arising from the ocean marine line of business. The favorable development in 2007 was partially offset by approximately $1 million in adverse development from the runoff aviation class. The favorable development in 2006 was largely attributable to favorable reported loss trends arising from the ocean marine line of business.
     Policy acquisition costs as a percentage of net premiums earned (the acquisition cost ratio) for the three months ended June 30, 2007 and June 30, 2006 were 22.4% and 20.2%, respectively. The acquisition cost ratios for the six months ended June 30, 2007 and June 30, 2006 were 22.2% and 20.7%, respectively. The other liability acquisition cost ratios were lower in the second quarter and six months ended June 30, 2006 as a result of override commissions obtained from the quota share reinsurance agreement in the excess workers’ compensation class, which was not renewed in 2007.
     General and administrative expenses increased by 9% and 12%, respectively, for the second quarter ended and six months ended June 30, 2007 and when compared to the same periods of 2006. Larger expenses were incurred in 2007 to service the growth in the Company’s business operations.
     The Company’s combined ratio (the loss ratio, the acquisition cost ratio and general and administrative expenses divided by net premiums earned) was 95.6% for the three months ended June 30, 2007 as compared with 96.3% for the same period of 2006. The Company’s combined ratio was 96.7% for the six months ended June 30, 2007 as compared with 96.5% for the same period of 2006.
     Interest expense of $3.4 million and $1.7 million, respectively, for the six and three months ended June 30, 2007 were comparable to the same periods of 2006.
     Net investment income for the six months ended June 30, 2007 increased by 28% to $27.6 million from $21.5 million for the same period of 2006. The increase achieved for the six months ended June 30, 2007 reflected stronger returns from the limited partnership hedge fund portfolio and the fixed maturity available for sale portfolio, which was partially offset by lower trading portfolio income. The higher trading portfolio income for the six months ended June 30, 2006 reflected a greater trading volume of securities (including $1.4 million from investments in US Treasuries, as compared to none for the same period in 2007) and income from our Tricadia investment. The investment income from Tricadia amounted to $2.8 million for the six months ended June 30, 2006 and was included in trading portfolio income. This compared to $6.3 million of income from Tricadia for the six months ended June 30, 2007, which was included in limited partnership hedge fund portfolio income. Investment income earned by Tricadia prior to its deconsolidation from the Company’s financial statements as of

August 1, 2006 was recorded as trading portfolio income. Any income earned by Tricadia subsequent to its deconsolidation is included in limited partnership hedge fund portfolio income. Income from Tricadia increased in 2007 when compared to 2006 as a result of greater interest income earned from the warehousing of CDO and CLO debt securities and middle market commercial loans, as well as larger fee income earned for servicing such securities. Limited partnership hedge fund income in 2007, excluding income from Tricadia, increased from the prior year’s comparable period as a result of higher yields on the limited partnership hedge fund portfolio that amounted to 5.9% for the six months ended June 30, 2007 and 4.3% for the same period in 2006.
     Net investment income for the three months ended June 30, 2007 increased by 65% to $15.7 million from $9.6 million in the same period of 2006. The increase reflected larger income from the limited partnership hedge fund portfolio, which was partially offset by lower trading portfolio income. Limited partnership hedge fund income in 2007, excluding income from Tricadia, increased from the prior year’s comparable period as a result of higher yields on the limited partnership hedge fund portfolio that amounted to 4.1% for the second quarter ended June 30, 2007 and 0.4% for the same period in 2006. Trading portfolio income in the second quarter of 2006 included $1.4 million from investments in US Treasuries, as compared to none for the same period in 2007. The investment income from Tricadia amounted to $1.9 million for the three months ended June 30, 2006 and was included in trading portfolio income. This compared to $3.4 million of income from Tricadia for the three months ended June 30, 2007, which was included in limited partnership hedge fund portfolio income.
     Investment income, net of investment fees, from each major category of investments was as follows:

	Six months ended		Three months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)

Fixed maturities, available for sale	$8.3	$5.6	$4.0	$2.5
Fixed maturities, trading securities	1.6	8.2	0.9	5.4
Short-term investments	3.4	3.5	1.7	2.1
Equity in earnings of limited partnerships	15.9	6.4	9.9	0.6

Total investment income	29.2	23.7	16.5	10.6
Investment expenses	(1.6)	(2.2)	(0.8)	(1.0)

Net investment income	$27.6	$21.5	$15.7	$9.6

     As of June 30, 2007 and 2006 investments in limited partnership hedge fund amounted to approximately $211.0 million and $154.5 million, respectively. The equity method of accounting is used to account for the Company’s limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership hedge fund to results of operations. Net investment income for the six months ended June 30, 2007 and 2006 reflected approximately $15.9 million and $6.4 million, respectively, derived from equity in earnings of limited partnerships before investment expenses.
     As of June 30, 2007 and 2006 investments in the trading portfolio amounted to approximately $59.8 million and $263.1 million, respectively. Net investment income for the six months ended June 30, 2007 and 2006 reflected approximately $1.6 million and $8.2 million, respectively, derived from trading portfolio activities before investment expenses. These activities primarily include the trading of CDO/CLO securities, middle market commercial loan securities and US Treasury securities. The Company’s trading portfolio is marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of trading securities are also recognized in net investment income.
     As a result of its trading activities and investments in limited partnership hedge funds, the Company’s investment income results may be volatile. If the Company invests a greater percentage of its investment portfolio in limited partnership hedge funds, and/or if the fair value of trading securities held varies significantly during different periods, there may also be a greater volatility associated with the Company’s investment income.
     Commission and other income decreased to $457,000 for the six months ended June 30, 2007 from $540,000 for the same period in the prior year. Commission and other income decreased to $228,000 for the three months ended June 30, 2007 from $238,000 for the same period in the prior year. Commission income for the three and six months ended June 30, 2006 generally reflected greater profit commissions derived from ceded reinsurance in the ocean marine class of business.
     Net realized investment gains were $7,000 for the three months ended June 30, 2007 as compared to net realized investment losses of $161,000 for the same period in the prior year. Net realized investment gains were $271,000 for the six months ended June 30, 2007 as compared to net realized investment losses of $63,000 for the same period in the prior year. Write-downs from other-than-temporary declines in the fair value of securities amounted to $6,700 and $45,000 for the three months ended June 30, 2007 and 2006, respectively. Write-downs from other-than-temporary declines in the fair value of securities amounted to $8,300 and $98,000 for the six months ended June 30, 2007 and 2006, respectively.
     Total income taxes as a percentage of income before taxes were 35.0% and 34.9% for the six months ended June 30, 2007 and June 30, 2006, respectively.
Liquidity and Capital Resources
     Cash and total investments (including receivable for securities sold) increased from $683.7 million at December 31, 2006 to $685.3 million at June 30, 2007. The level of cash and short-term investments of $137.3 million at June 30, 2007 reflected the Company’s high liquidity position.
     Cash flows used in operating activities were $75.0 million for the six months ended June 30, 2007 as compared to cash flows used in operating activities of $76.6 million for the same period of 2006. Trading portfolio activities of $59.8 million and $58.8 million adversely affected cash flows for the six months ended June 30, 2007 and 2006, respectively. Trading portfolio activities include the purchase and sale of CDO/CLO securities and certain other investments. As the Company’s trading portfolio balance may fluctuate significantly from period to period, cash flows from operating activities may also be significantly impacted by such trading activities. Contributing to a reduction in operating cash flows for the first six months of 2007, other than trading activities, were the payment of reinsurance premiums on the excess workers’ compensation class of business, the novation of excess workers’ compensation policies and the payment of gross losses in the ocean marine line of business, substantially all of which were reinsured. Contributing to a reduction in operating cash flows for the first six months of 2006, other than trading activities, were a greater amount of paid losses and reinstatement reinsurance premiums, due in part to hurricane losses occurring in 2005 and partly due to payments on asbestos related losses.
     Cash flows provided by investing activities were $171.2 million and $192.1 million for the six months ended June 30, 2007 and 2006, respectively. Cash flows for the six months ended June 30, 2006 reflected larger sales of fixed maturities available for sale securities. The cash flows for each year were favorably impacted by the net sale of short-term investments.
     Cash flows provided by financing activities were $1.1 million and $676,000 for the six months ended June 30, 2007 and 2006, respectively. Each period reflected cash dividends declared which were partially offset by the proceeds, including tax benefits, from stock issuances.
     On March 5, 2007, the Company declared a dividend of eight (8) cents per share to shareholders of record on March 30, 2007, payable on April 7, 2007. On May 23, 2007, the Company declared a dividend of eight (8) cents per share to shareholders of record on June 29, 2007, payable on July 5, 2007. On February 22, 2006, the Company declared a dividend of six (6) cents per share to shareholders of record on March 31, 2006, payable on April 5, 2006. On May 24, 2006, the Company declared a dividend of eight (8) cents per share to shareholders of record on June 30, 2006, payable on July 6, 2006.
     New York Marine declared ordinary dividends to the Company of $3,800,000 and $8,000,000 during the first six months of 2007 and 2006, respectively. Gotham declared ordinary dividends to the Company of $3,400,000 and $2,600,000 during the first six months of 2007 and 2006, respectively.
     In 2003, the Company acquired an interest in substantially all of a limited partnership hedge fund Mariner Tiptree (CDO) Fund I, L.P. (“Tiptree”), now known as Tricadia CDO Fund L.P. (“Tricadia”), that invests in collateralized debt obligations (“CDO”) securities, collateralized loan obligations (“CLO”) securities, middle market commercial loans, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a company affiliated with Mariner. In 2003, the Company made an investment of $11.0 million in Tiptree. Additional investments of $4.65 million, $2.7 million and $6.25 million were made in 2004, 2005 and 2007, respectively. The Company is committed to providing an additional $15.4 million, or a total of approximately $40 million, in capital to Tiptree by August 1, 2008.
     Under the Amended and Restated 2004 Long-Term Incentive Plan, the Company granted a total of 9,750 shares of common stock as unrestricted share awards to certain officers and directors of the Company during the first six months of 2007. There were no unrestricted share awards granted for the six months ended June 30, 2006.
     During the first six months of 2007, under the Amended and Restated 2004 Long-Term Incentive Plan, the Company granted 5,391 deferred share units to non-management directors and 37,000 restricted shares or restricted share units to certain officers and directors.
     During the first six months of 2006, under the Amended and Restated 2004 Long-Term Incentive Plan, the Company granted 7,123 deferred share units to non-management directors, 43,000 restricted shares or restricted share units to certain officers and directors, and up to 36,000 performance share units to the Chief Executive Officer.
     Total stock compensation expense amounted to approximately $1,192,000 and $919,000 for the six months ended June 30, 2007 and 2006, respectively.
     There were no repurchases of the Company’s common stock during the first six months of 2007 and 2006, respectively.

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
     Premiums and other receivables, net increased to $42.2 million as of June 30, 2007 from $29.3 million as of December 31, 2006 primarily as a result of an increase in receivables for amounts owed from the MMO pool member companies as well as an increase in receivables in the excess workers’ compensation class resulting from a substantial portion of its writings that are not yet billable to the insureds.
     Reserve for unearned premiums increased to $106.2 million as of June 30, 2007 from $93.6 million as of December 31, 2006, primarily as a result of the increase in gross premiums written in the other liability line of business over the past year coupled with an increase in ocean marine unearned premiums resulting from certain cargo policies written with an eighteen month term.
     Unpaid losses and loss adjustment expenses decreased to $557.1 million at June 30, 2007 from $579.2 million at December 31, 2006. Reinsurance receivables on unpaid losses, net decreased to $266.0 million at June 30, 2007 from $286.2 million at December 31, 2006. These decreases were primarily due to the closing of the novation agreement for certain excess workers’ compensation policies that resulted in a decrease of $38.4 million and $23.0 million in unpaid losses and loss adjustment expenses and reinsurance receivables on unpaid losses, respectively.
     Deferred policy acquisition costs increased to $18.1 million at June 30, 2007 from $13.4 million at December 31, 2006 and is consistent with the increase in net unearned premiums by class.
     Ceded reinsurance payable decreased to $31.4 million at June 30, 2007 from $44.8 million at December 31, 2006 and prepaid reinsurance premiums decreased to $25.2 million at June 30, 2007 from $29.6 million at December 31, 2006, mainly as a result of the payment of quota share reinsurance premiums, as well as lower ceded premiums, in the excess workers’ compensation class.
Investments
     The following table summarizes our investments at June 30, 2007 and December 31, 2006:

	June 30, 2007	Percent	December 31, 2006	Percent

Fixed Maturities Available for Sale (Fair Value):
U.S. Treasury Securities	$13,639,429	2.01%	$11,042,269	1.66%
Municipalities	7,792,408	1.15%	7,802,878	1.18%
Corporate Bonds	250,205,944	36.80%	308,721,378	46.43%

Subtotal	$271,637,781	39.96%	$327,566,525	49.27%

Trading Securities (Fair Value)
Collateralized Debt/Loan Obligations	$59,813,852	8.80%	—	—

Total Fixed Maturities and Trading Portfolio	$331,451,633	48.76%	$327,566,525	49.27%

Cash and Short-term Investments (at Cost)	137,344,977	20.20%	154,980,856	23.31%

Total Fixed Maturities, Cash and Short-term Investments	$468,796,610	68.96%	$482,547,381	72.58%

Limited Partnership Hedge Funds (at Equity)	211,004,729	31.04%	182,324,313	27.42%

Total Investment Portfolio	$679,801,339	100.00%	$664,871,694	100.00%
     As of June 30, 2007, 87% of the fair value of our fixed maturities and short-term investment portfolio was in obligations rated “Baa3” or better by Moody’s or its equivalent Standard & Poor’s rating.

     Collateralized Debt/Loan Obligations at June 30, 2007 include collateralized debt obligations of $2.5 million and middle market commercial loans of $57.3 million. Corporate bonds include commercial, and to a greater extent, residential mortgage backed securities amounting to $242.1 million at June 30, 2007. These securities contain floating interest rates that, at the latest, adjust on a quarterly basis and all residential mortgage backed securities held are rated AAA by S&P.
Unpaid losses and loss adjustment expenses
     Unpaid losses and loss adjustment expenses for each segment were as follows:

	June 30, 2007		December 31, 2006
	Gross	Net	Gross	Net
	(in thousands)		(in thousands)
Ocean marine	$208,666	$118,639	$212,581	$118,618
Inland marine/fire	28,159	8,608	26,038	8,219

Other liability	188,568	132,415	204,600	132,836
Runoff lines (Aircraft)	131,670	31,378	135,960	33,268

Total	$557,063	$291,040	$579,179	$292,941

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
Contractual Obligations
     In 2003, the Company acquired an interest in substantially all of a limited partnership hedge fund, (now known as Tricadia), that invests in collateralized debt obligations (“CDO”) securities, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a Mariner affiliated company. In 2003, the Company made an investment of $11.0 million in Tricadia. Additional capital contribution investments to Tricadia of $4.65 million, $2.7 million and $6.25 million were made in 2004, 2005 and 2007, respectively. The Company is committed to providing an additional $15.4 million, or a total of approximately $40 million, in capital to Tricadia by August 1, 2008.

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
     We maintain reserves for the future payment of losses and loss adjustment expenses with respect to both case (reported) and IBNR (incurred but not reported) losses under insurance policies issued by the Company. IBNR losses are those losses, based upon historical experience, industry loss data and underwriter expectations, that the Company estimates will be reported under these policies. Case loss reserves are determined by evaluating reported claims on the basis of the type of loss involved, knowledge of the circumstances surrounding the claim and the policy provisions relating to the type of loss. Case reserves can be difficult to estimate depending upon the class of business, claim complexity, judicial interpretations and legislative changes that affect the estimation process. Case reserves are reviewed and monitored on a regular basis, which may result in changes (favorable or unfavorable) to the initial estimate until the claim is ultimately paid and settled. Unpaid losses with respect to asbestos/environmental risks are difficult for management to estimate and require considerable judgment due to the uncertainty regarding the significant issues surrounding such claims. Unpaid losses with respect to catastrophe losses, such as hurricanes Katrina and Rita that occurred in 2005, are also difficult to estimate due to the high severity of the risks we insure. Unpaid losses and loss adjustment expenses amounted to $557.1 million and $579.2 million at June 30, 2007 and December 31, 2006, respectively. Unpaid losses and loss adjustment expenses, net of reinsurance amounted to $291.0 million and $292.9 million at June 30, 2007 and December 31, 2006, respectively. Management continually reviews and updates the estimates for unpaid losses, and any changes resulting therefrom are reflected in operating results currently. The potential for future adverse or favorable loss development is highly uncertain and subject to a variety of factors including, but not limited to, court decisions, legislative actions and inflation.
     The allowance for doubtful accounts is based on management’s review of amounts due from insolvent or financially impaired companies. Allowances are estimated for both premium receivables and reinsurance receivables. Management continually reviews and updates such estimates for any changes in the financial status of companies. The allowance for doubtful accounts for both premiums and reinsurance receivables amounted to $13.3 million and $14.2 million at June 30, 2007 and December 31, 2006, respectively.
     Impairment of investments, included in realized investment gains or losses, results from declines in the fair value of investments which are considered by management to be other-than-temporary. Management reviews investments for impairment based upon specific criteria that include the duration and extent of declines in fair value of the security below its cost or amortized cost. The Company performs a qualitative and quantitative review of all securities in a loss position in order to determine if any impairment is considered to be other-than-temporary. With respect to fixed income investments, declines in fair value of less than 10% are normally considered to be temporary, unless the fixed income security has been downgraded at least two levels by a major rating agency. Additionally, the Company reviews those securities held for six months or more, with fair value declines of greater than 10% at the end of each reporting period. The Company also reviews all securities with any rating agency declines during the reporting period. As a result of this review, the Company will record an impairment charge to earnings if the fair value decline is greater than 20%, if the fixed income security has been downgraded at least two levels by a major rating agency, or if the fair value decline is greater than 10% and the security has been downgraded one level by a major rating agency. This review includes considering the effect of rising interest rates and the Company’s intent and ability to hold impaired securities in the foreseeable future to recoup any losses. In addition to subjecting its securities to the objective tests of percent declines in fair value and downgrades by major rating agencies, when it determines whether declines in the fair value of its securities are other-than-temporary, the Company also considers the facts and circumstances that may have caused the declines in the value of such securities. As to any specific security, it may consider general market conditions, changes in interest rates, adverse changes in the regulatory environment of the issuer, the duration for which the Company expects to hold the security and the length of any forecasted recovery. Approximately $8,300 and $98,000 were charged to results from operations for the six months ended June 30, 2007 and 2006, respectively, resulting from fair value declines considered to be other-than-temporary. Gross unrealized gains and losses on fixed maturity investments available for sale amounted to approximately $0.4 million and $0.5 million, respectively, at June 30, 2007. The Company believes these unrealized losses to be temporary and result from changes in market conditions, including interest rates or sector spreads.
     The Company utilizes the equity method of accounting to account for its limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership to net investment income in results of operations. Net investment income derived from investments in limited partnerships amounted to $15.9 million and $6.4 million for the six months ended June 30, 2007 and 2006, respectively. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” with respect to market risks associated with investments in limited partnership hedge funds.
     The Company maintained a trading portfolio at June 30, 2007 consisting of CDO, CLO and commercial middle market loans securities. These investments are marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of such securities are also recognized in net investment income. The Company recorded $1.6 million and $8.2 million in net trading portfolio income before expenses for the six months ended June 30, 2007 and 2006, respectively. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” with respect to market risks associated with investments in CDOs.
     Reinsurance reinstatement premiums are recorded, as a result of losses incurred by the Company, in accordance with the provisions of our reinsurance contracts. Upon the occurrence of a large severity or catastrophe loss, the Company may be obligated to pay additional reinstatement premiums under its excess of loss reinsurance treaties up to the amount of the original premium paid under such treaties. In 2007 the Company incurred $2.5 million in reinsurance reinstatement premiums as a result of a large cargo loss that increased ceded unpaid losses by $12.5 million. Reinsurance reinstatement premiums incurred for the six months ended June 30, 2007 and 2006 were $3.0 million and $0.7 million, respectively.
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
     Under the Amended and Restated 2004 Long-Term Incentive Plan, the Company granted a total of 9,750 shares of common stock as unrestricted share awards to certain officers and directors of the Company during the first six months of 2007. There were no unrestricted share awards granted for the six months ended June 30, 2006.
     During the first six months of 2007, under the Amended and Restated 2004 Long-Term Incentive Plan, the Company granted 5,391 deferred share units to non-management directors and 37,000 restricted shares or restricted share units to certain officers and directors.
     During the first six months of 2006, under the Amended and Restated 2004 Long-Term Incentive Plan, the Company granted 7,123 deferred share units to non-management directors, 43,000 restricted shares or restricted share units to certain officers and directors, and up to 36,000 performance share units to the Chief Executive Officer.
     Total stock compensation expense amounted to approximately $1,192,000 and $919,000 for the six months ended June 30, 2007 and 2006, respectively.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The investment portfolio has exposure to market risks, which include the effect on the portfolio of adverse changes in interest rates, credit quality, hedge fund values, and CDO/CLO and middle market commercial loan values. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Hedge fund risk includes the potential loss from the diminution in the value of the underlying investment of the hedge fund. CDO/CLO and middle market commercial loan risk includes exposure to the private placement market including its lack of liquidity and volatility in changes in market prices. The only significant change to the Company’s exposure to market risks during the six months ended June 30, 2007 as compared to those disclosed in the Company’s financial statements for the year ended December 31, 2006 related to the level of investments in CDO/CLO and middle market commercial loan securities and the exposure to changes in interest rate risk on the fair value of fixed income investments. The investment in CDO/CLO securities and middle market commercial loan amounted to $59.8 million and $0 million as of June 30, 2007 and December 31, 2006, respectively. Collateralized Debt/Loan Obligations at June 30, 2007 include collateralized debt obligations of $2.5 million and middle market commercial loans of $57.3 million.
     The Company invests in CDO/CLO securities, which are private placements. The fair value of each security is provided by securities dealers or a pricing service. The markets for these types of securities can be illiquid and, therefore, the price obtained from dealers or the pricing service on these securities is subject to change, depending upon the underlying market conditions of these securities, including the potential for downgrades or defaults on the underlying collateral of the security. The Company seeks to mitigate market risk associated with such investments by maintaining a diversified portfolio of such securities that limits the concentration of investment in any one issuer. The largest single investment made by the Company in such securities amounted to $8.0 million at June 30, 2007.
     The Company maintains an investment in a limited partnership hedge fund, (Tricadia), that invests in CDO/CLO securities, commercial middle market loans, CRS securities and other structured product securities that are structured, managed or advised by a Mariner affiliated company. CDO/CLO and CRS securities are purchased by various broker dealers. Such purchases are then repackaged and sold to investors within a relatively short time period, normally within a few months. The Tricadia investment shares in the fees earned by the Mariner affiliated company for servicing these arrangements. Tricadia also provides a margin account to collateralize the market risk of the purchases made by the dealers under these agreements until the arrangement is completed. There were no collateral positions made by Tricadia at June 30, 2007. Management expects that only under remote circumstances would the margin account be drawn by the dealer to secure losses. Many of the securities purchased are floating rate securities and large unrealized losses are not normally expected to occur. Tricadia seeks to mitigate market risk associated with such investments by concentrating on floating rate securities with the risk of loss being limited to the cash held in the margin accounts.
     The Company invests in commercial, and to a greater extent, residential mortgage backed securities amounting to $242.1 million at June 30, 2007. These securities are floating rate investment grade securities with the residential mortgage backed securities being rated AAA by S&P. The Company seeks to mitigate market risk associated with such investments by maintaining a diversified portfolio of such securities that focuses on high quality investments that limits the concentration of investment in any one issuer.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”)) as of the end of the period covered by this report was made under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
     There have been no significant changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The Company previously entered into reinsurance contracts with a reinsurer that is now in liquidation. On October 23, 2003, the Company was served with a Notice to Defend and a Complaint by the Insurance Commissioner of the Commonwealth of Pennsylvania, who is the liquidator of this reinsurer, alleging that approximately $3 million in reinsurance claims paid to the Company in 2000 and 2001 by the reinsurer are voidable preferences and are therefore subject to recovery by the liquidator. The claim was subsequently revised by the liquidator to approximately $2 million. The Company filed Preliminary Objections to Plaintiff’s Complaint, denying that the payments are voidable preferences and asserting affirmative defenses. These Preliminary Objections were overruled on May 24, 2005 and the Company filed its Answer in the proceedings on June 15, 2005. On December 7, 2006 the liquidator filed a motion for summary judgment to which the Company responded on December 19, 2006 by moving for a stay, pending the resolution of a similar case currently pending before the Supreme Court of the Commonwealth of Pennsylvania. As of August 1, 2007 there has been no ruling on the Company’s motion, and no trial date has been set for this matter. The Company intends to defend itself vigorously in connection with this lawsuit and believes it has strong defenses against these claims; however, there can be no assurance as to the outcome of this litigation.
Item 1A. Risk Factors
There were no material changes in the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
The Company held its 2007 annual meeting of shareholders on May 23, 2007. The following matters were voted upon by the Company’s shareholders:
1) Directors. The following persons were elected as Directors of the Board of Directors, each to hold office until the next annual meeting of shareholders to be held in 2008.

	Total votes for	Total votes withheld
	each director	for each director
John R. Anderson	7,550,481	247,545
Glenn Angiolillo	7,694,420	103,606
John T. Baily	7,694,421	103,605
David E. Hoffman	7,694,421	103,605
A. George Kallop	7,590,411	207,615
William J. Michaelcheck	7,549,362	248,664
William D. Shaw Jr.	7,479,586	318,440
Robert G. Simses	7,549,362	248,664
George R. Trumbull, III	7,479,586	318,440
Glenn R. Yanoff	7,389,574	408,452
David W. Young	7,694,421	103,605
2) Ratification of Independent Public Accountants. KPMG LLP were ratified as the Company’s independent public accountants for the Company’s fiscal year ending December 31, 2007.

FOR	AGAINST	ABSTAIN
7,787,426	10,500	100
Item 5. Other Information
     None
Item 6. Exhibits

3.1	Charter of NYMAGIC, INC. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 16, 2003 (File No. 1-11238) and incorporated herein by reference).

3.2	Amended and Restated By-Laws. (Filed as Exhibit 3.3 of the Registrant’s Current Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-11238) and incorporated herein by reference).

*31.1	Certification of A. George Kallop, Chief Executive Officer, pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of A. George Kallop, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NYMAGIC, INC. (Registrant)
Date: August 7, 2007	/s/ A. George Kallop
A. George Kallop
President and Chief Executive Officer

Date: August 7, 2007	/s/ Thomas J. Iacopelli
Thomas J. Iacopelli
Chief Financial Officer