Form 10-Q
period 2007-09-30
NYMAGIC INC
filed 2007-11-07
CIK 847431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2007

Common Stock, $1.00 par value per share	8,921,713 shares

FORWARD—LOOKING STATEMENTS
     This report contains certain forward-looking statements concerning the Company’s operations, economic performance and financial condition, including, in particular, the likelihood of the Company’s success in developing and expanding its business. Any forward-looking statements concerning the Company’s operations, economic performance and financial condition contained herein, including statements related to the outlook for the Company’s performance in 2007 and beyond, are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based upon a number of assumptions and estimates which inherently are subject to uncertainties and contingencies, many of which are beyond the control of the Company. Some of these assumptions may not materialize and unanticipated events may occur which could cause actual results to differ materially from such statements. These include, but are not limited to, the cyclical nature of the insurance and reinsurance industry, premium rates, investment results and risk assessments, hedge fund results and risk assessments, the estimation of loss reserves and loss reserve development, uncertainties associated with asbestos and environmental claims, including difficulties with assessing latent injuries and the impact of litigation settlements, bankruptcies and potential legislation, the uncertainty surrounding the loss amounts related to the attacks of September 11, 2001, and hurricanes Katrina and Rita, the occurrence and effects of wars and acts of terrorism, net loss retention, the effect of competition, the ability to collect reinsurance receivables and the timing of such collections, the availability and cost of reinsurance, the possibility that the outcome of any litigation or arbitration proceeding is unfavorable, the ability to pay dividends, regulatory changes, changes in the ratings assigned to the Company by rating agencies, failure to retain key personnel, the possibility that our relationship with Mariner Partners, Inc. could terminate or change, and the fact that ownership of our common stock is concentrated among a few major stockholders and is subject to a voting agreement, as well as assumptions underlying any of the foregoing and are generally expressed with words such as “intends,” “intend,” “intended,” “believes,” “estimates,” “expects,” “anticipates,” “plans,” “projects,” “forecasts,” “goals,” “could have,” “may have” and similar expressions. These and other risks could cause actual results for the 2007 year and beyond to differ materially from those expressed in any forward-looking statements made. The Company undertakes no obligation to update publicly or revise any forward-looking statements made.

NYMAGIC, INC.
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NYMAGIC, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Investments:
Fixed maturities:
Available for sale at fair value (amortized cost $203,891,057 and $327,432,016)	$200,536,882	$327,566,525
Trading at fair value (cost $45,848,209 and $0)	45,356,567	—
Limited partnerships at equity (cost $162,225,502 and $147,185,828)	206,572,087	182,324,313
Short-term investments	25,625,622	136,601,455
Cash and cash equivalents	203,194,043	18,379,401

Total cash and investments	681,285,201	664,871,694

Accrued investment income	2,301,699	2,033,945
Premiums and other receivables, net	39,848,116	29,266,353
Receivable for securities sold	6,452,756	18,805,633
Reinsurance receivables on unpaid losses, net	257,696,783	286,237,546
Reinsurance receivables on paid losses, net	46,076,636	47,548,369
Deferred policy acquisition costs	17,241,321	13,371,632
Prepaid reinsurance premiums	24,073,242	29,579,428
Deferred income taxes	10,572,343	10,778,960
Property, improvements and equipment, net	9,735,428	9,949,970
Other assets	7,491,913	6,852,772

Total assets	$1,102,775,438	$1,119,296,302

LIABILITIES
Unpaid losses and loss adjustment expenses	$559,083,365	$579,178,634
Reserve for unearned premiums	99,198,206	93,649,827
Ceded reinsurance payable	29,982,123	44,792,821
Notes payable	100,000,000	100,000,000
Dividends payable	915,867	788,980
Other liabilities	22,629,411	30,186,494

Total liabilities	811,808,972	848,596,756

SHAREHOLDERS’ EQUITY
Common stock	15,569,090	15,505,815
Paid-in capital	45,306,619	42,219,900
Accumulated other comprehensive (loss) income	(2,180,212)	87,432
Retained earnings	305,531,970	286,147,400

	364,227,467	343,960,547
Treasury Stock, at cost, 6,647,377 and 6,647,377 shares	(73,261,001)	(73,261,001)

Total shareholders’ equity	290,966,466	270,699,546

Total liabilities and shareholders’ equity	$1,102,775,438	$1,119,296,302

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Nine months ended September 30,
	2007	2006

Revenues:
Net premiums earned	$120,794,068	$111,553,861
Net investment income	32,093,830	34,789,959
Net realized investment gains (losses)	67,293	(354,403)
Commission and other income	667,348	830,080

Total revenues	153,622,539	146,819,497

Expenses:
Net losses and loss adjustment expenses incurred	64,070,277	62,841,227
Policy acquisition expenses	26,424,875	22,441,437
General and administrative expenses	24,890,199	22,804,838
Interest expense	5,026,155	5,024,413

Total expenses	120,411,506	113,111,915

Income before income taxes	33,211,033	33,707,582
Income tax provision:
Current	10,140,597	11,917,712
Deferred	1,427,656	(649,606)

Total income tax expense	11,568,253	11,268,106

Net income	$21,642,780	$22,439,476

Weighted average number of shares of common stock outstanding-basic	8,891,453	8,795,623

Basic earnings per share	$2.43	$2.55

Weighted average number of shares of common stock outstanding-diluted	9,227,256	9,147,800

Diluted earnings per share	$2.35	$2.45

Dividends declared per share	$.24	$.22

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended September 30,
	2007	2006

Revenues:
Net premiums earned	$44,459,781	$35,116,598
Net investment income	4,496,750	13,279,413
Net realized investment losses	(203,851)	(291,506)
Commission and other income	210,451	289,666

Total revenues	48,963,131	48,394,171

Expenses:
Net losses and loss adjustment expenses incurred	23,738,609	19,729,516
Policy acquisition expenses	9,487,472	6,586,177
General and administrative expenses	8,310,106	7,999,688
Interest expense	1,676,093	1,672,945

Total expenses	43,212,280	35,988,326

Income before income taxes	5,750,851	12,405,845
Income tax provision:
Current	2,995,835	4,821,583
Deferred	(1,043,529)	(993,458)

Total income tax expense	1,952,306	3,828,125

Net income	$3,798,545	$8,577,720

Weighted average number of shares of common stock outstanding-basic	8,916,924	8,814,177

Basic earnings per share	$.43	$.97

Weighted average number of shares of common stock outstanding-diluted	9,202,931	9,216,353

Diluted earnings per share	$.41	$.93

Dividends declared per share	$.08	$.08

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows used in operating activities:
Net income	$21,642,780	$22,439,476

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for deferred taxes	1,427,656	(649,606)
Net realized investment (gains) losses	(67,293)	354,403
Equity in earnings of limited partnerships	(14,697,379)	(9,260,806)
Net bond amortization	164,872	204,752
Depreciation and other, net	772,940	691,550
Changes in:
Premiums and other receivables	(10,581,763)	(15,589,454)
Reinsurance receivables paid and unpaid, net	30,012,496	(1,829,233)
Ceded reinsurance payable	(14,810,698)	9,097,420
Accrued investment income	(267,754)	(36,234)
Deferred policy acquisition costs	(3,869,689)	(1,321,966)
Prepaid reinsurance premiums	5,506,186	(13,048,707)
Other assets	(639,141)	(1,364,706)
Unpaid losses and loss adjustment expenses	(20,095,269)	(4,842,656)
Reserve for unearned premiums	5,548,379	17,555,393
Other liabilities	(7,557,083)	(8,006,695)
Trading portfolio activities	(45,355,573)	92,257,142

Total adjustments	(74,509,113)	64,210,597

Net cash provided by (used in) operating activities	(52,866,333)	86,650,073

Cash flows from investing activities:
Fixed maturities acquired	(23,946,795)	(263,565,107)
Limited partnerships acquired	(35,625,000)	(31,820,000)
Deconsolidation of investment in Tricadia limited partnership	—	(6,940,528)
Fixed maturities sold	147,164,958	192,330,727
Fixed maturities matured		7,425,000
Net sale of short-term investments	111,200,055	79,960,938
Limited partnerships sold	26,074,607	38,451,509
Receivable for securities not yet settled	12,352,877	40,486,788
Payable for securities not yet settled	—	(9,000,000)
Acquisition of property & equipment, net	(558,398)	(2,320,226)

Net cash provided by investing activities	236,662,304	45,009,101

Cash flows from financing activities:
Proceeds from stock issuance and other	3,149,994	2,710,943
Cash dividends paid to stockholders	(2,131,323)	(1,758,611)

Net cash provided by financing activities	1,018,671	952,332

Net increase in cash	184,814,642	132,611,506
Cash at beginning of period	18,379,401	24,525,288

Cash at end of period	$203,194,043	$157,136,794

Supplemental disclosures:
Interest paid	$6,500,537	$6,508,337
Federal income tax paid	$11,129,482	$7,937,832
The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2007 and 2006
1)	The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary for a fair presentation of results for such periods. Adjustments to financial statements consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2)	The Company’s subsidiaries include three insurance companies and two insurance agencies. These subsidiaries underwrite commercial insurance in three major lines of business. The Company considers ocean marine, inland marine/fire and other liability as appropriate segments for purposes of evaluating the Company’s overall performance. A final segment includes the runoff operations in the aircraft business. The Company ceased writing any new policies covering aircraft risks subsequent to March 31, 2002.
The Company evaluates revenues and income or loss by the aforementioned segments. Revenues include premiums earned and commission income. Income or loss includes premiums earned and commission income less the sum of losses incurred and policy acquisition costs. The financial information by segment is as follows:

	Nine months ended September 30,
	2007		2006
	(in thousands)
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)

Ocean marine	$54,893	$20,072	$60,601	$24,673
Inland marine/fire	5,084	106	5,936	(358)
Other liability	60,931	12,321	45,396	3,185
Runoff lines (Aircraft)	62	(2,024)	139	(711)

Subtotal	120,970	30,475	112,072	26,789

Net investment income	32,094	32,094	34,790	34,790
Net realized investment gains (losses)	67	67	(355)	(355)
Other income	491	491	312	312
General and administrative expenses	—	(24,890)	—	(22,805)
Interest expense	—	(5,026)	—	(5,024)
Income tax expense	—	(11,568)	—	(11,268)

Total	$153,622	$21,643	$146,819	$22,439

	Three months ended September 30,
	2007		2006
	(in thousands)
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)

Ocean marine	$19,963	$9,141	$18,383	$7,845
Inland marine/fire	1,872	331	1,844	48
Other liability	22,723	2,850	14,947	1,736
Runoff lines (Aircraft)	(22)	(1,012)	60	(710)

Subtotal	44,536	11,310	35,234	8,919

Net investment income	4,497	4,497	13,279	13,279
Net realized investment (losses)	(204)	(204)	(292)	(292)
Other income	134	134	173	173
General and administrative expenses	—	(8,310)	—	(8,000)
Interest expense	—	(1,676)	—	(1,673)
Income tax expense	—	(1,952)	—	(3,828)

Total	$48,963	$3,799	$48,394	$8,578

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2007 and 2006
3)	The Company’s comparative comprehensive income is as follows:

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006

	(in thousands)
Net income	$21,643	$22,439	$3,799	$8,578
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on securities, net of deferred tax benefit (expense) of $1,197, ($30), $1,213 and ($102)	(2,224)	56	(2,253)	190
Less: reclassification adjustment for gains (losses) realized in net income, net of deferred tax (expense) benefit of $(24), $124, $71 and $102	44	(230)	(133)	(189)

Other comprehensive income (loss)	(2,268)	286	(2,120)	379

Total comprehensive income	$19,375	$22,725	$1,679	$8,957

NYMAGIC, INC.
4)	The Company maintains stock-based compensation plans for employees and directors. With the exception of unrestricted stock which immediately vests, awards under the Company’s plans generally vest over periods ranging from one to five years.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”) using the modified prospective method. SFAS 123R establishes standards for the accounting for transactions that involve stock based compensation. SFAS 123R requires that compensation costs be recognized for the fair value of all share equity awards over their vesting period, including the cost related to the unvested portion of all outstanding share equity awards as of December 31, 2005 that was not accounted for under SFAS 123R. The cumulative effect of the adoption of SFAS 123R in 2006 was not material. The Company recorded $343,000 as additional compensation cost in results from operations for the nine months ended September 30, 2006 relating to the adoption of accounting for stock based compensation under SFAS 123R.

Under the Amended and Restated 2004 Long-Term Incentive Plan, the Company granted a total of 9,750 shares of common stock as unrestricted share awards to certain officers and directors of the Company during the first nine months of 2007. There were no unrestricted share awards granted for the nine months ended September 30, 2006.

During the first nine months of 2007, under the Amended and Restated 2004 Long-Term Incentive Plan, the Company granted 5,391 deferred share units to non-management directors and 46,000 restricted shares or restricted share units to certain officers and directors.

During the first nine months of 2006, under the Amended and Restated 2004 Long-Term Incentive Plan, the Company granted 7,123 deferred share units to non-management directors, 53,000 restricted shares or restricted share units to certain officers and directors, and up to 36,000 performance share units to the Chief Executive Officer.

Total stock compensation expense amounted to approximately $1,799,000 and $1,431,000 for the nine months ended September 30, 2007 and 2006, respectively.
     The following table summarizes the stock option activity under existing employee stock plans for the six months ended September 30, 2007 and 2006:

Shares Under		Option Price Per	Weighted Average
Option	Number of Shares	Share	Price Per Share

Outstanding, January 1, 2007	333,200	$12.59-$26.00	$15.43
Granted	—	—	—
Exercised	(46,725)	$14.47-$20.25	$16.22
Forfeited	(650)	$14.47	$14.47

Outstanding, September 30, 2007	285,825	$12.59-$26.00	$15.31

Exercisable, September 30, 2007	283,325	$12.59-$26.00	$15.21

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2007 and 2006

			Weighted
Shares Under	Number of	Option Price	Average Price
Option	Shares	Per Share	Per Share

Outstanding, January 1, 2006	407,850	$12.59-$26.00	$15.26

Granted	—	—	—

Exercised	(64,550)	$14.13-$14.47	$14.46

Forfeited	(2,625)	$14.47	$14.47

Outstanding, September 30, 2006	340,675	$12.59-$26.00	$15.41

Exercisable, September 30, 2006	330,675	$12.59-$26.00	$15.20

5)	The Company previously entered into reinsurance contracts with a reinsurer that is now in liquidation. On October 23, 2003, the Company was served with a Notice to Defend and a Complaint by the Insurance Commissioner of the Commonwealth of Pennsylvania, who is the liquidator of this reinsurer, alleging that approximately $3 million in reinsurance claims paid to the Company in 2000 and 2001 by the reinsurer are voidable preferences and are therefore subject to recovery by the liquidator. The claim was subsequently revised by the liquidator to approximately $2 million. The Company filed Preliminary Objections to Plaintiff’s Complaint, denying that the payments are voidable preferences and asserting affirmative defenses. These Preliminary Objections were overruled on May 24, 2005 and the Company filed its Answer in the proceedings on June 15, 2005. On December 7, 2006 the liquidator filed a motion for summary judgment to which the Company responded on December 19, 2006 by moving for a stay, pending the resolution of a similar case currently pending before the Supreme Court of the Commonwealth of Pennsylvania. As of November 1, 2007, there has been no ruling on the Company’s motion, and no trial date has been set for this matter. The Company intends to defend itself vigorously in connection with this lawsuit, and the Company believes it has strong defenses against these claims; however, there can be no assurance as to the outcome of this litigation.

The Company incurred losses from a cargo claim in 2007 amounting to approximately $4.8 million that consisted of $2.5 million in net losses and loss adjustment expenses incurred and approximately $2.3 million in reinsurance reinstatement premiums. The gross loss and reinsurance recoverable on the cargo claim amounted to $15.0 million and $12.5 million respectively. The Company is pursuing full recovery of this loss against a third party; however, there can be no assurance at this time as to realization of the recovery.

6)	The Company’s investments are monitored by management and the Finance Committee of the Board of Directors. The Company entered into an investment management agreement with Mariner Partners, Inc. (“Mariner”) effective October 1, 2002, which was amended and restated on December 6, 2002. Under the terms of this agreement, Mariner manages the Company’s and its subsidiaries, New York Marine And General Insurance Company’s and Gotham Insurance Company’s investment portfolios. Effective March 1, 2007 the Company’s recently formed Arizona insurance company, Southwest Marine And General Insurance Company, entered into a virtually identical investment management agreement with Mariner Investment Group, Inc., an affiliate of Mariner. Fees to be paid to Mariner are based on a percentage of investments as follows: .20% of liquid assets, .30% of fixed maturity investments and 1.25% of limited partnership (hedge fund) investments. William J. Michaelcheck, a director of the Company, is the Chairman and the beneficial owner of a substantial number of shares of Mariner. George R. Trumbull, Chairman of the Board of the Company, A. George Kallop, a Director and the President and Chief Executive Officer of the Company, and William D. Shaw, Jr., Vice Chairman and a Director of the Company, are also associated with Mariner. Investment fees incurred under the agreement with Mariner were $2,163,385 for the nine months ended September 30, 2007 and $2,123,136 for the nine months ended September 30, 2006.

On March 22, 2007, the Company renewed its consulting agreement (the “Consulting Agreement”), with William D. Shaw, Jr., a member of the Company’s board of directors and Vice Chairman, pursuant to which Mr. Shaw will provide certain consulting services to the Company relating to the Company’s asset management strategy including (i) participating in meetings with rating agencies; (ii) participating in meetings with research analysts; and (iii) certain other investor relations services. Mr. Shaw’s compensation under the Consulting Agreement is $100,000 per year, payable in four equal quarterly payments of $25,000. From January 1, 2007 through September 30, 2007, he has been paid $75,000 under the Consulting Agreement. This compares to $75,000 paid in the first nine months of 2006 relating to a similar consulting agreement. The Company is also obligated to reimburse Mr. Shaw for all reasonable and necessary expenses incurred in connection with the services he provides under the Consulting Agreement. Unless extended by mutual agreement, the Consulting Agreement terminates on December 31, 2007. The Consulting Agreement is also subject to termination by

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2007 and 2006
Mr. Shaw or the Company on 30 days prior notice. In addition, the Company may also pay Mr. Shaw a bonus at the discretion of the Human Resources Committee of the Company’s Board of Directors upon the recommendation of the Company’s Chairman. The bonus will have a range of $0 to $100,000. In March 2007, Mr. Shaw was awarded a cash bonus of $25,000 and 1,000 shares of common stock with a value of $39,410 for his consulting contributions to the Company in 2006. On April 1, 2006, the Company paid Mr. Shaw $30,000 in a cash bonus for his consulting contributions to the Company in 2005.
On April 17, 2006, the Company entered into an employment agreement with A. George Kallop, the Company’s President and Chief Executive Officer (the “Kallop Employment Agreement”), effective October 1, 2005 through December 31, 2008. This term will be automatically renewed for successive one-year periods unless either party provides notice 90 days prior to the expiration date of its intent to terminate the agreement at the end of the applicable term. On January 9, 2007 the Kallop Employment Agreement was amended, effective January 1, 2007 to increase Mr. Kallop’s base salary from $400,000 to $450,000 annually.
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
In 2003, the Company acquired an interest in substantially all of a limited partnership hedge fund, Mariner Tiptree (CDO) Fund I, L.P. (“Tiptree”), now known as Tricadia CDO Fund L.P. (“Tricadia”), that invests in collateralized debt obligations (“CDO”) securities, collateralized loan obligations (“CLO”) securities, commercial middle market loans, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a company affiliated with Mariner. In 2003, the Company made an investment of $11.0 million in Tiptree. Additional investments of $4.65 million, $2.7 million and $6.25 million were made in 2004, 2005 and 2007, respectively. The Company is committed to providing an additional $15.4 million, or a total of approximately $40 million, in capital to Tricadia by August 1, 2008. The Company’s investment in Tricadia amounted to $41.9 million at September 30, 2007 and was included in limited partnerships at equity.
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
Under the provisions of both the Original and the Amended Agreement, the Mariner affiliate is entitled to receive or pay 50% of the net profit or loss realized upon the sale of certain CDO/CLO and middle market commercial securities held by the Company. Investment expenses incurred under these agreements for the nine months ended September 30, 2007 and September 30, 2006 amounted to ($401,511) and $819,071, respectively. These amounts were based upon the fair value of CDO/CLO and middle market commercial securities held as of September 30, 2007 and 2006, respectively, as well as CDO/CLO and middle market commercial securities sold during the nine months ended September 30, 2007 and 2006, respectively. The limited partnership agreements also provide for other fees payable to the manager based upon the operations of the Tricadia hedge fund. There were no other fees incurred under this agreement for the nine months ended

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2007 and 2006
September 30, 2007 and 2006, respectively. Any withdrawals from Tricadia require one-year prior written notice to the hedge fund manager.
As of September 30, 2007, the Company held $73.4 million in limited partnership interests in hedge funds, which are directly or indirectly managed by Mariner.
Investment income, net of investment fees, from each major category of investments is as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in millions)

Fixed maturities, available for sale	$11.3	$7.4	$3.1	$1.7
Fixed maturities, trading securities	1.9	15.0	0.3	6.8
Short-term investments	6.1	6.4	2.7	2.9
Equity in earnings of limited partnerships	14.7	9.2	(1.2)	2.9

Total investment income	34.0	38.0	4.9	14.3
Investment expenses	(1.9)	(3.2)	(0.4)	(1.0)

Net investment income	$32.1	$34.8	$4.5	$13.3

7)	On April 13, 2007, the Company closed the operations of one of its agencies, Pacific Mutual Marine Office, Inc. The related expenses for closing the office were not material to results of operations.

8)	On June 29, 2007 and September 29, 2007 the Company completed novation agreements with CRM Holdings, Ltd. and certain of its affiliates (“CRM”). In these transactions, CRM assumed the Company’s rights and obligations with respect to all but one of the excess workers’ compensation policies and associated reinsurance agreements that the Company had written in conjunction with CRM during the past several years. As a result of these transactions, the Company remitted a total of $10.1 million to CRM and reduced its existing net unpaid loss reserves by $16.6 million. These transactions resulted in pre-tax income of approximately $0.5 million and $6.5 million for the three months and nine months ended September 30, 2007, respectively. The transactions reduced gross unpaid loss reserves and reinsurance receivables on unpaid losses by $41.5 million and $24.9 million, respectively, as of September 30, 2007.

9)	In May 2007 the Company signed a lease for additional office space for its headquarters located on the 11th floor of 919 Third Avenue in New York City. The lease term provides for lease payments on two sections (Space A and Space B) of the 11th floor. The lease term for Space A commenced on September 1, 2007 and ends on July 30, 2016. Minimum monthly payments of $85,818 will commence on January 1, 2008 and will increase to $91,355 on the commencement of the sixth lease year. Total minimum lease rental payments over the term for Space A will amount to $9.4 million. The lease term for Space B commences 90 days after the landlord delivers notice to the Company of its intent to deliver possession of Space B, which is not expected to be later than January 30, 2008, and will end on July 30, 2016. Minimum monthly payments of $111,904 will commence 120 days after the landlord delivers possession of Space B and will increase to $119,123 on the commencement of the sixth lease year following the initial payment under the Space B lease. Total minimum lease rental payments over the term for Space B will be at least equal to $11.7 million. In connection with Space A and Space B, the landlord will reimburse the Company up to $332,200 and $433,175, respectively, in qualified renovations.

10)	In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109. FIN 48 became effective in 2007 and provides guidance for recognizing the benefits of tax-return positions in the financial statements if it is more-likely-than-not (more than fifty-percent likely) that they will be realized upon final settlement with the respective taxing authorities. The adoption of FIN 48 did not have a material effect on the Company’s financial statements and the Company believes there are no tax positions that would require disclosure under FIN 48. The federal tax returns for 2004 through 2006 are currently open and subject to examination.

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2007 and 2006
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
In June 2007, the FASB issued Emerging Issues Task Force Issues No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 provides guidance on the treatment of realized income tax benefits related to dividend payments to employees holding equity shares, nonvested equity share units, and outstanding equity share options. EITF 06-11 shall be applied to share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting EITF 06-11.

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
Results of Operations
     Net income for the third quarter ended September 30, 2007 totaled $3.8 million, or $.41 per diluted share, compared with $8.6 million, or $.93 per diluted share, for the third quarter of 2006. The decrease in net income for the third quarter of 2007 was attributable to lower investment income derived primarily from both the limited partnership and trading portfolios.

     Net income for the nine months ended September 30, 2007, was $21.6 million, or $2.35 per share on a diluted basis, compared with $22.4 million, or $2.45 per diluted share, for the same period of 2006. The earnings decrease in 2007 was largely attributable to decreased investment income derived from trading portfolio activities which was partially offset by a gain from a novation of certain excess workers’ compensation policies that amounted to an after tax benefit of $4.2 million, or $.46 per diluted share.
     Net realized investment losses after taxes were $133,000, or $.01 per diluted share, for the third quarter of 2007, as compared with net realized investment losses after taxes of $189,000, or $.02 per diluted share, for the same period of 2006. Net realized investment gains after taxes for the nine months ended September 30, 2007 were $44,000, or $.00 per diluted share, compared with net realized investment losses after taxes of $230,000, or $.03 per diluted share, for the same period in 2006.
     Shareholders’ equity increased to $291.0 million as of September 30, 2007 from $270.7 million as of December 31, 2006. The increase was primarily attributable to net income for the period partially offset by dividends declared and increases in accumulated other comprehensive losses.
     The Company’s gross premiums written, net premiums written and net premiums earned increased by 5%, 13% and 27% respectively, for the three months ended September 30, 2007, when compared to the same period of 2006.
     The Company’s gross premiums written decreased by 4% for the nine months ended September 30, 2007, when compared to the same period of 2006. Net premiums written and net premiums earned for the nine months ended September 30, 2007 increased by 14% and 8%, respectively, over the same period of the prior year.
     Premiums for each segment were as follows:

NYMAGIC Gross Premiums Written
By Segment	Nine months ended September 30,			Three months ended September 30,
	2007	2006	Change	2007	2006	Change
	(Dollars in thousands)
Ocean marine	$79,315	$79,634	0%	$24,633	$24,514	0%
Inland marine/fire	13,124	15,352	(15%)	4,406	4,635	(5%)
Other liability	85,792	89,791	(4%)	23,135	20,660	12%

Subtotal	178,231	184,777	(4%)	52,174	49,809	5%
Runoff lines (Aircraft)	24	32	NM	1	(4)	NM

Total	$178,255	$184,809	(4%)	$52,175	$49,805	5%

NYMAGIC Net Premiums Written
By Segment	Nine months ended September 30,			Three months ended September 30,
	2007	2006	Change	2007	2006	Change
	(Dollars in thousands)
Ocean marine	$55,262	$58,052	(5%)	$17,476	$16,476	6%
Inland marine/fire	4,867	5,266	(8%)	1,527	1,577	(3%)
Other liability	71,651	52,599	36%	19,546	15,976	22%

Subtotal	131,780	115,917	14%	38,549	34,029	13%
Runoff lines (Aircraft)	69	144	NM	(15)	60	NM

Total	$131,849	$116,061	14%	$38,534	$34,089	13%

NYMAGIC Net Premiums Earned
By Segment	Nine months ended September 30,			Three months ended September 30,
	2007	2006	Change	2007	2006	Change
	(Dollars in thousands)
Ocean marine	$54,732	$60,079	(9%)	$19,887	$18,267	9%
Inland marine/fire	5,084	5,936	(14%)	1,872	1,844	2%
Other liability	60,916	45,395	34%	22,723	14,946	52%

Subtotal	120,732	111,410	8%	44,482	35,057	27%
Runoff lines (Aircraft)	62	144	NM	(22)	60	NM

Total	$120,794	$111,554	8%	$44,460	$35,117	27%

•	Ocean marine gross premiums written for the first nine months of 2007 were flat when compared with the same period in 2006. Gross premiums written in 2007 primarily reflected a volume decrease in the hull class of business due to a reduction in unprofitable accounts, which was partially offset by an increase in volume in the cargo class. Rates in the various classes of marine business were generally flat to slightly declining when compared to the prior year’s comparable period.

Net premiums written and net premiums earned for the nine months ended September 30, 2007 decreased by 5% and 9% respectively, when compared to the same period of 2006. Net written and earned premiums for nine months ended September 30, 2007 reflected higher excess of loss reinsurance costs primarily as a result of $2.3 million in reinstatement reinsurance costs incurred on a cargo loss in 2007, and lower amounts of earned premium in the energy class due to additional ceded premiums earned.

Effective January 1, 2007, the Company maintained its $5,000,000 per risk and $6,000,000 per occurrence net loss retention in the ocean marine line that was in existence during 2006; however, the Company will incur an additional loss amount, as large as $5 million, depending upon the gross loss to the Company in excess of $5 million. The 80% quota share reinsurance protection for the Company’s energy business, which commenced in 2006, also remained in effect for 2007.

Ocean marine gross premiums written were flat during the third quarter of 2007 when compared to the same period of the prior year. Net premiums written and net premiums earned increased 6% and by 9%, respectively, during the third quarter of 2007 when compared to the same period of 2006. The 2007 third quarter reflected an increase in gross cargo premiums due to increased production, which was partially offset by a decrease in hull premium production as a result of not renewing certain unprofitable accounts as well as lower marine liability premiums. Net premiums earned in 2007 reflected greater amounts of earned premium in the cargo class. Rates in the various classes of marine business were generally flat to slightly declining when compared to the prior year’s comparable period.

•	Inland marine/fire gross premiums written, net premiums written and net premiums earned for the nine months ended September 30, 2007 decreased by 15%, 8% and 14%, respectively, when compared to the same period of 2006. Premiums in 2007 reflected mildly lower market rates when compared to 2006, and declines in production in certain property risks.

Inland marine/fire gross premiums written for the three months ended September 30, 2007 decreased by 5% when compared to the same period of 2006. Net premiums written decreased by 3% and net premiums earned increased by 2% for the three months ended September 30, 2007 when compared to the same period of 2006. Premiums during the third quarter of 2007 generally reflected lower volume of property risks and mildly lower market rates when compared to the same period in 2006. Net premiums earned in the third quarter of 2007 benefited from prior quarter increases in surety net premiums written.

•	Other liability gross premiums written decreased by 4% for the nine months ended September 30, 2007 when compared to the same period of 2006. Net premiums written and net premiums earned for the nine months ended September 30, 2007 rose by 36% and 34%, respectively, when compared to the same period in 2006. The change in premiums is primarily due to changes in the underwriting and reinsurance structure of excess workers’ compensation policies.

The Company writes excess workers’ compensation insurance on behalf of certain self-insured workers’ compensation trusts. In 2006, the Company provided gross statutory limits on the renewals of its then existing inforce book of excess workers’ compensation policies to these trusts. The reinsurance structure that was in effect in 2006 included a general excess of loss treaty in order to protect the Company on any one risk or occurrence and the resulting net retention was then subject to a 70% quota share reinsurance treaty. The Company terminated its relationship with its former primary source of workers’ compensation premium effective December 31, 2006. However, the Company’s alternative source of workers’ compensation production issued substantially all of the Company’s excess workers’ compensation premiums in 2007. These policies also provide excess workers’ compensation insurance on behalf of self-insured workers’ compensation trusts. Moreover, the Company maintains a general excess of loss treaty in order to protect the Company on any one risk or occurrence, however, the 70% quota share reinsurance agreement was terminated at the end of 2006.

As a result of the changes in gross underwriting and reinsurance structures, gross premiums written decreased in the excess worker’s compensation class, while net premiums written and net premiums earned increased in this class during the first nine months of 2007 when compared to the same period in 2006. Gross premiums written in the excess workers’ compensation class decreased to $28.3 million for the nine months ended September 30, 2007 from $35.7 million for the same period of 2006. Net premiums written, however, increased to $23.0 million for the nine months ended September 30, 2007 from $8.4 million in the same period of 2006. Volume increases in the professional liability class were also achieved in the first nine months of 2007 when compared to the same period of 2006. Premium rates in these classes during the first nine months of 2007 were flat to slightly declining when compared to the same period in 2006.
Other liability gross premiums written and net premiums written increased by 12% and 22%, respectively, for the three months ended September 30, 2007 when compared to the same period of 2006. Net premiums earned for the three months ended September 30, 2007 rose by 52% when compared to the same period in 2006. The change in premiums is primarily due to changes in the underwriting and reinsurance structure of excess workers’ compensation policies. Gross premiums written in the excess workers’ compensation class were $3.5 million for the third quarter of 2007 as compared to $0.9 million for the same period of 2006. Volume increases from professional liability were also achieved in the third quarter of 2007 when compared to the same period of 2006. Premium rates in these classes during the third quarter of 2007 were comparable to the same period in 2006. Premiums earned reflected the higher net retentions levels in the excess workers’ compensation class as well as the volume increases in the professional liability class.
     Net losses and loss adjustment expenses incurred as a percentage of net premiums earned (the loss ratio) were 53.4% for the three months ended September 30, 2007 as compared to 56.2% for the same period of 2006. The loss ratio was 53.0% for the nine months ended September 30, 2007 as compared to 56.3% for the same period of 2006. The Company reported lower loss ratios in the other liability line of business for the third quarter and nine months ended September 30, 2007 when compared to the same periods of 2006 primarily as a result of the novation of substantially all of the excess workers’ compensation policies written in conjunction with our prior producer of those policies. The novation reduced the overall loss ratio by 1.0 and 5.4 loss ratio percentage points in the third quarter and nine months ended September 30, 2007, respectively. While the ocean marine loss ratio for the third quarter of 2007 was similar to the third quarter of 2006, the loss ratio for the first nine months of 2007 was higher than the same period of 2006 primarily as a result of a large cargo claim that increased the overall loss ratio by 3.0 loss ratio percentage points. The inland marine/fire loss ratios decreased in the third quarter and nine months ended September 30, 2007, reflecting a lower frequency of severity on claims occurring in the current accident year.
     The Company reported favorable development of prior year loss reserves of $11.7 million and $5.3 million during the first nine months of 2007 and 2006, respectively, as well as favorable development of prior year loss reserves of $2.0 million and $0.5 million during the third quarter of 2007 and 2006, respectively. The favorable development in 2007 was mainly attributable to $6.2 million from the novation of certain excess workers’ compensation policies and favorable reported loss trends arising from the ocean marine line of business. The favorable development in 2007 was partially offset by approximately $2.0 million in adverse development from the runoff aviation class. The favorable development reported in 2006 was largely attributable to favorable reported loss trends arising from the ocean marine line of business.
     Policy acquisition costs as a percentage of net premiums earned (the acquisition cost ratio) for the three months ended September 30, 2007 and September 30, 2006 were 21.3% and 18.8%, respectively. The acquisition cost ratios for the nine months ended September 30, 2007 and September 30, 2006 were 21.9% and 20.1%, respectively. The other liability acquisition cost ratios were lower in the third quarter and nine months ended September 30, 2006,respectively, as a result of override commissions obtained from the quota share reinsurance agreement in the excess workers’ compensation class, which was not renewed in 2007.
     General and administrative expenses increased by 4% and 9%, respectively, for the third quarter ended and nine months ended September 30, 2007 when compared to the same periods of 2006. Larger expenses were incurred in 2007 to service the growth in the Company’s business operations.
     The Company’s combined ratio (the loss ratio, the acquisition cost ratio and general and administrative expenses divided by net premiums earned) was 93.4% for the three months ended September 30, 2007 as compared with 97.7% for the same period of 2006. The Company’s combined ratio was 95.5% for the nine months ended September 30, 2007 as compared with 96.9% for the same period of 2006.
     Interest expense of $5.0 million and $1.7 million, respectively, for the nine and three months ended September 30, 2007 were comparable to the same periods of 2006.
     Net investment income for the nine months ended September 30, 2007 decreased by 8% to $32.1 million from $34.8 million for the same period of 2006. The decrease for the nine months ended September 30, 2007 reflected lower trading portfolio income that was partially offset by larger income in the fixed maturity available for sale portfolio and the limited partnership hedge fund portfolio. The higher trading portfolio income for the nine months ended September 30, 2006 reflected a greater trading volume of securities (including $7.0 million from investments in US Treasuries, as compared to none for the same period in 2007) and income from our Tricadia investment. The investment income from Tricadia amounted to $3.8 million for the nine months ended September 30, 2006 and included trading portfolio income through June 30, 2006 of $2.9 million and limited partnership hedge fund portfolio income of $.9 million for the three months ended September 30, 2006. This compared to $7.3 million of income from Tricadia for the nine months ended September 30, 2007, which was included in limited partnership hedge fund portfolio income. Investment income earned by Tricadia prior to its deconsolidation from the Company’s financial statements as of

August 1, 2006 was recorded as trading portfolio income. Any income earned by Tricadia subsequent to its deconsolidation is included in limited partnership hedge fund portfolio income. Income from Tricadia increased in 2007 when compared to 2006 as a result of greater interest income earned from the warehousing of CDO and CLO debt securities and middle market commercial loans, as well as larger fee income earned for servicing such securities. Limited partnership hedge fund income in 2007, excluding income from Tricadia, decreased from the prior year’s comparable period as a result of lower yields on the limited partnership hedge fund portfolio amounting to 4.7% for the nine months ended September 30, 2007 as compared to 6.0% for the same period in 2006.
     Net investment income for the three months ended September 30, 2007 decreased by 66% to $4.5 million from $13.3 million in the same period of 2006. The decrease reflected lower income from the limited partnership hedge fund and trading portfolios. Limited partnership hedge fund income in 2007, excluding income from Tricadia, decreased from the prior year’s comparable period as a result of lower yields on the limited partnership hedge fund portfolio amounting to (1.3)% for the third quarter ended September 30, 2007 as compared to 1.8% for the same period in 2006. Trading portfolio income in the third quarter of 2006 included $5.6 million from investments in US Treasuries, as compared to none for the same period in 2007. Included in limited partnership hedge fund income was investment income from Tricadia amounting to $1.0 million for the three months ended September 30, 2007 as compared to $1.0 million for the same period of 2006.
     Investment income, net of investment fees, from each major category of investments was as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in millions)

Fixed maturities, available for sale	$11.3	$7.4	$3.1	$1.7
Fixed maturities, trading securities	1.9	15.0	.3	6.8
Short-term investments	6.1	6.4	2.7	2.9
Equity in earnings of limited partnerships	14.7	9.2	(1.2)	2.9

Total investment income	34.0	38.0	4.9	14.3
Investment expenses	(1.9)	(3.2)	(0.4)	(1.0)

Net investment income	$32.1	$34.8	$4.5	$13.3

     As of September 30, 2007 and 2006 investments in limited partnership hedge fund amounted to approximately $206.6 million and $168.8 million, respectively. The equity method of accounting is used to account for the Company’s limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership hedge fund to results of operations. Net investment income for the nine months ended September 30, 2007 and 2006 reflected approximately $14.7 million and $9.2 million, respectively, derived from equity in earnings of limited partnerships before investment expenses.
     As of September 30, 2007 and 2006 investments in the trading portfolio amounted to approximately $45.4 million and $17.5 million, respectively. Net investment income for the nine months ended September 30, 2007 and 2006 reflected approximately $1.9 million and $15.0 million, respectively, derived from trading portfolio activities before investment expenses. These activities primarily include the trading of CDO/CLO debt instruments, middle market commercial loans, municipal bonds and US Treasury notes. The Company’s trading portfolio is marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of trading securities are also recognized in net investment income. As a result of its trading activities and investments in limited partnership hedge funds, the Company’s investment income results may be volatile. If the Company invests a greater percentage of its investment portfolio in limited partnership hedge funds, and/or if the fair value of trading securities held varies significantly during different periods, there may also be a greater volatility associated with the Company’s investment income.
     Commission and other income decreased to $667,000 for the nine months ended September 30, 2007 from $830,000 for the same period in the prior year. Commission and other income decreased to $210,000 for the three months ended September 30, 2007 from $290,000 for the same period in the prior year. Commission income for the three and nine months ended September 30, 2006 generally reflected greater profit commissions derived from ceded reinsurance in the ocean marine class of business.
     Net realized investment losses were $204,000 for the three months ended September 30, 2007 as compared to net realized investment losses of $292,000 for the same period in the prior year. Net realized investment gains were $67,000 for the nine months ended September 30, 2007 as compared to net realized investment losses of $354,000 for the same period in the prior year. Write-downs from other-than-temporary declines in the fair value of securities amounted to $5,500 and $266,000 for the three months ended September 30, 2007 and 2006, respectively. Write-downs from other-than-temporary declines in the fair value of securities amounted to $13,800 and $364,000 for the nine months ended September 30, 2007 and 2006, respectively.

     Total income taxes as a percentage of income before taxes were 33.9% and 30.9%, respectively, for the three months ended September 30, 2007 and September 30, 2006. Total income taxes as a percentage of income before taxes were 34.8% and 33.4% for the nine months ended September 30, 2007 and September 30, 2006, respectively. The decrease in the percentages in 2006 was attributable to a $500,000 reduction in taxes resulting from the resolution of tax uncertainties for the Company’s former subsidiary, MMO UK, which was sold in 2005
Liquidity and Capital Resources
     Cash and total investments (including receivable for securities sold) increased from $683.7 million at December 31, 2006 to $687.7 million at September 30, 2007. The level of cash and short-term investments of $228.8 million at September 30, 2007 reflected the Company’s high liquidity position.
     Cash flows used in operating activities were $52.9 million for the nine months ended September 30, 2007 as compared to cash flows provided by operating activities of $86.7 million for the same period of 2006. Trading portfolio activities of $(45.4) million adversely affected cash flows for the nine months ended September 30, 2007 while trading portfolio activities of $92.3 million favorably affected cash flows for the nine months ended September 30, 2006. Trading portfolio activities include the purchase and sale of CDO/CLO securities, commercial middle market loans and certain other investments. As the Company’s trading portfolio balance may fluctuate significantly from period to period, cash flows from operating activities may also be significantly impacted by such trading activities. Contributing to a reduction in operating cash flows for the first nine months of 2007, other than trading activities, were the payment of reinsurance premiums on the excess workers’ compensation class of business, the novation of excess workers’ compensation policies and the payment of gross losses in the ocean marine line of business, substantially all of which were reinsured. Contributing to a reduction in operating cash flows for the first nine months of 2006, other than trading activities, were a greater amount of paid losses and reinstatement reinsurance premiums, due in part to hurricane losses occurring in 2005 and partly due to payments on asbestos related losses.
     Cash flows provided by investing activities were $236.7 million and $45.0 million for the nine months ended September 30, 2007 and 2006, respectively. Cash flows for the nine months ended September 30, 2006 reflected larger purchases of fixed maturities available for sale securities. The cash flows for each year were favorably impacted by the net sale of short-term investments.
     Cash flows provided by financing activities were $1.0 million and $1.0 million for the nine months ended September 30, 2007 and 2006, respectively. Each period reflected cash dividends declared which were partially offset by the proceeds, including tax benefits, from stock issuances.
     On September 14, 2007, the Company declared a dividend of eight (8) cents per share to shareholders of record on September 28, 2007, payable on October 3, 2007. On May 23, 2007, the Company declared a dividend of eight (8) cents per share to shareholders of record on June 29, 2007, payable on July 5, 2007. On March 5, 2007, the Company declared a dividend of eight (8) cents per share to shareholders of record on March 30, 2007, payable on April 7, 2007. On December 8, 2006, the Company declared a dividend of eight cents per share to shareholders of record on December 29, 2006, payable on January 4, 2007. On September 18, 2006, the Company declared a dividend of eight (8) cents per share to shareholders of record on September 29, 2006, payable on October 4, 2006. On May 24, 2006, the Company declared a dividend of eight (8) cents per share to shareholders of record on June 30, 2006, payable on July 6, 2006. On February 22, 2006, the Company declared a dividend of six (6) cents per share to shareholders of record on March 31, 2006, payable on April 5, 2006.
     New York Marine declared ordinary dividends to the Company of $7,800,000 and $12,400,000 during the first nine months of 2007 and 2006, respectively. Gotham declared ordinary dividends to the Company of $3,400,000 and $3,300,000 during the first nine months of 2007 and 2006, respectively.
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
     Under the Amended and Restated 2004 Long-Term Incentive Plan, the Company granted a total of 9,750 shares of common stock as unrestricted share awards to certain officers and directors of the Company during the first nine months of 2007. There were no unrestricted share awards granted for the nine months ended September 30, 2006.
     During the first nine months of 2007, under the Amended and Restated 2004 Long-Term Incentive Plan, the Company granted 5,391 deferred share units to non-management directors and 46,000 restricted shares or restricted share units to certain officers and directors.
     During the first nine months of 2006, under the Amended and Restated 2004 Long-Term Incentive Plan, the Company granted 7,123 deferred share units to non-management directors, 53,000 restricted shares or restricted share units to certain officers and directors, and up to 36,000 performance share units to the Chief Executive Officer.
     Total stock compensation expense amounted to approximately $1,799,000 and $1,431,000 for the nine months ended September 30, 2007 and 2006, respectively.

     There were no repurchases of the Company’s common stock during the first nine months of 2007 and 2006, respectively.
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
     Premiums and other receivables, net increased to $39.8 million as of September 30, 2007 from $29.3 million as of December 31, 2006 primarily as a result of an increase in receivables for amounts owed from the MMO pool member companies as well as an increase in receivables in the excess workers’ compensation class resulting from a portion of its writings that are not yet billable to the insureds.
     Reserves for unearned premiums increased to $99.2 million as of September 30, 2007 from $93.6 million as of December 31, 2006, primarily as a result of the increase in gross premiums written in the other liability line of business over the past year coupled with an increase in ocean marine unearned premiums resulting from certain cargo policies written with an eighteen month term.
     Unpaid losses and loss adjustment expenses decreased to $559.1 million at September 30, 2007 from $579.2 million at December 31, 2006. Reinsurance receivables on unpaid losses, net decreased to $257.7 million at September 30, 2007 from $286.2 million at December 31, 2006. These decreases were primarily due to the closing of novation agreements for certain excess workers’ compensation policies that resulted in a decrease of $41.5 million and $24.9 million in unpaid losses and loss adjustment expenses and reinsurance receivables on unpaid losses, respectively.
     Deferred policy acquisition costs increased to $17.2 million at September 30, 2007 from $13.4 million at December 31, 2006 and primarily was attributable to the increase in net unearned premiums for the ocean marine and other liability segments.
     Ceded reinsurance payable decreased to $30.0 million at September 30, 2007 from $44.8 million at December 31, 2006 and prepaid reinsurance premiums decreased to $24.1 million at September 30, 2007 from $29.6 million at December 31, 2006, mainly as a result of the payment of quota share reinsurance premiums, as well as lower ceded premiums written, in the excess workers’ compensation class.
     Accumulated other comprehensive loss was $2.2 million at September 30, 2007 as compared to accumulated other comprehensive income of $87,000 at December 31, 2006. Unrealized losses from residential mortgage backed securities held at September 30, 2007 accounted for substantially all of the change.
Investments
     The following table summarizes our investments at September 30, 2007 and December 31, 2006:

	September 30, 2007	Percent	December 31, 2006	Percent
Fixed Maturities Available for Sale (Fair Value):

U.S. Treasury Securities	$14,037,435	2.06%	$11,042,269	1.66%
Municipalities	7,804,325	1.15%	7,802,878	1.18%
Corporate Bonds	178,695,122	26.23%	308,721,378	46.43%

Subtotal	$200,536,882	29.44%	$327,566,525	49.27%

Trading Securities (Fair Value)

Commercial middle market loans	$28,607,863	4.20%	—	—
Municipalities	16,748,704	2.45%	—	—

Total Fixed Maturities and Trading Portfolio	$245,893,449	36.09%	$327,566,525	49.27%

Cash and Short-term Investments (at Cost)	228,819,665	33.59%	154,980,856	23.31%

Total Fixed Maturities, Cash and Short-term Investments	$474,713,114	69.68%	$482,547,381	72.58%

Limited Partnership Hedge Funds (at Equity)	206,572,087	30.32%	182,324,313	27.42%

Total Investment Portfolio	$681,285,201	100.00%	$664,871,694	100.00%

     As of September 30, 2007, 93% of the fair value of our fixed maturities and short-term investment portfolio was in obligations rated “Baa3” or better by Moody’s or its equivalent Standard & Poor’s rating.
     The Company did not hold any CDO or CLO investments as of September 30, 2007. Corporate bonds include commercial, and to a greater extent, residential mortgage backed securities amounting to $171.1 million at September 30, 2007. These securities contain floating interest rates that adjust at intervals not greater than a quarterly basis, and all residential mortgage backed securities held are rated AAA/Aaa by S&P/Moody’s. Unrealized investment losses before taxes on such securities amounted to approximately $3.4 million at September 30, 2007. These residential mortgage backed securities consist of 11 Alt A mortgage securities. Alt A securities are residential home loans made to individuals that maintain credit scores similar to those individuals receiving prime loans, but provide less than full documentation required for a prime loan. The fair value of each security is provided by pricing services or security dealers.
Unpaid losses and loss adjustment expenses
     Unpaid losses and loss adjustment expenses for each segment were as follows:

	September 30, 2007		December 31, 2006
	Gross	Net	Gross	Net
	(in thousands)		(in thousands)
Ocean marine	$203,503	$118,779	$212,581	$118,618
Inland marine/fire	27,773	8,792	26,038	8,219

Other liability	197,920	143,257	204,600	132,836
Runoff lines (Aircraft)	129,887	30,559	135,960	33,268

Total	$559,083	$301,387	$579,179	$292,941

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
     We maintain reserves for the future payment of losses and loss adjustment expenses with respect to both case (reported) and IBNR (incurred but not reported) losses under insurance policies issued by the Company. IBNR losses are those losses, based upon historical experience, industry loss data and underwriter expectations, that the Company estimates will be reported under these policies. Case loss reserves are determined by evaluating reported claims on the basis of the type of loss involved, knowledge of the circumstances surrounding the claim and the policy provisions relating to the type of loss. Case reserves can be difficult to estimate depending upon the class of business, claim complexity, judicial interpretations and legislative changes that affect the estimation process. Case reserves are reviewed and monitored on a regular basis, which may result in changes (favorable or unfavorable) to the initial estimate until the claim is ultimately paid and settled. Unpaid losses with respect to asbestos/environmental risks are difficult for management to estimate and require considerable judgment due to the uncertainty regarding the significant issues surrounding such claims. Unpaid losses with respect to catastrophe losses, such as hurricanes Katrina and Rita that occurred in 2005, are also difficult to estimate due to the high severity of the risks we insure. Unpaid losses and loss adjustment expenses amounted to $559.1 million and $579.2 million at September 30, 2007 and December 31, 2006, respectively. Unpaid losses and loss adjustment expenses, net of reinsurance amounted to $301.4 million and $292.9 million at September 30, 2007 and December 31, 2006, respectively. Management continually reviews and updates the estimates for unpaid losses, and any changes resulting therefrom are reflected in operating results currently. The potential for future adverse or favorable loss development is highly uncertain and subject to a variety of factors including, but not limited to, court decisions, legislative actions and inflation.
     The allowance for doubtful accounts is based on management’s review of amounts due from insolvent or financially impaired companies. Allowances are estimated for both premium receivables and reinsurance receivables. Management continually reviews and updates such estimates for any changes in the financial status of companies. The allowance for doubtful accounts for both premiums and reinsurance receivables amounted to $12.8 million and $14.2 million at September 30, 2007 and December 31, 2006, respectively.
     Impairment of investments, included in realized investment gains or losses, results from declines in the fair value of investments which are considered by management to be other-than-temporary. Management reviews investments for impairment based upon specific criteria that include the duration and extent of declines in fair value of the security below its cost or amortized cost. The Company performs a qualitative and quantitative review of all securities in a loss position in order to determine if any impairment is considered to be other-than-temporary. With respect to fixed income investments, declines in fair value of less than 10% are normally considered to be temporary, unless the fixed income security has been downgraded at least two levels by a major rating agency. Additionally, the Company reviews those securities held for nine months or more, with fair value declines of greater than 10% at the end of each reporting period. The Company also reviews all securities with any rating agency declines during the reporting period. As a result of this review, the Company will record an impairment charge to earnings if the fair value decline is greater than 20%, if the fixed income security has been downgraded at least two levels by a major rating agency, or if the fair value decline is greater than 10% and the security has been downgraded one level by a major rating agency. This review includes considering the effect of rising interest rates and the Company’s intent and ability to hold impaired securities in the foreseeable future to recoup any losses. In addition to subjecting its securities to the objective tests of percent declines in fair value and downgrades by major rating agencies, when it determines whether declines in the fair value of its securities are other-than-temporary, the Company also considers the facts and circumstances that may have caused the declines in the value of such securities. As to any specific security, it may consider general market conditions, changes in interest rates, adverse changes in the regulatory environment of the issuer, the duration for which the Company expects to hold the security and the length of any forecasted recovery. Approximately $13,800 and $364,000 were charged to results from operations for the nine months ended September 30, 2007 and 2006, respectively, resulting from fair value declines considered to be other-than-temporary. Gross unrealized gains and losses on fixed maturity investments available for sale amounted to approximately $0.2 million and $3.5 million, respectively, at September 30, 2007. The Company believes these unrealized losses to be temporary and result from changes in market conditions, including interest rates or sector spreads.
     The Company utilizes the equity method of accounting to account for its limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership to net investment income in results of operations. Net investment income derived from investments in limited partnerships amounted to $14.7 million and $9.2 million for the nine months ended September 30, 2007 and 2006, respectively. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” with respect to market risks associated with investments in limited partnership hedge funds.
     The Company maintained a trading portfolio at September 30, 2007 consisting of commercial middle market loan securities. These investments are marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of such securities are also recognized in net investment income. The Company recorded $1.9 million and $15.0 million in net trading portfolio income before expenses for the nine months ended September 30, 2007 and 2006, respectively. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” with respect to market risks associated with investments in CDOs.
     Reinsurance reinstatement premiums are recorded, as a result of losses incurred by the Company, in accordance with the provisions of our reinsurance contracts. Upon the occurrence of a large severity or catastrophe loss, the Company may be obligated to pay additional reinstatement premiums under its excess of loss reinsurance treaties up to the amount of the original premium paid under such treaties. In 2007 the Company incurred $2.3 million in reinsurance reinstatement premiums as a result of a large cargo loss that increased ceded unpaid losses by $12.5 million. Reinsurance reinstatement premiums incurred for the nine months ended September 30, 2007 and 2006 were $3.0 million and $0.9 million, respectively.
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
     Under the Amended and Restated 2004 Long-Term Incentive Plan, the Company granted a total of 9,750 shares of common stock as unrestricted share awards to certain officers and directors of the Company during the first nine months of 2007. There were no unrestricted share awards granted for the nine months ended September 30, 2006.
     During the first nine months of 2007, under the Amended and Restated 2004 Long-Term Incentive Plan, the Company granted 5,391 deferred share units to non-management directors and 46,000 restricted shares or restricted share units to certain officers and directors.
     During the first nine months of 2006, under the Amended and Restated 2004 Long-Term Incentive Plan, the Company granted 7,123 deferred share units to non-management directors, 53,000 restricted shares or restricted share units to certain officers and directors, and up to 36,000 performance share units to the Chief Executive Officer.
     Total stock compensation expense amounted to approximately $1,799,000 and $1,431,000 for the nine months ended September 30, 2007 and 2006, respectively.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The investment portfolio has exposure to market risks, which include the effect on the portfolio of adverse changes in interest rates, credit quality, hedge fund values, and CDO/CLO and middle market commercial loan values. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Hedge fund risk includes the potential loss from the diminution in the value of the underlying investment of the hedge fund. CDO/CLO and middle market commercial loan risk includes exposure to the private placement market including its lack of liquidity and volatility in changes in market prices. The only significant change to the Company’s exposure to market risks during the nine months ended September 30, 2007 as compared to those disclosed in the Company’s financial statements for the year ended December 31, 2006 related to the level of investments in CDO/CLO and middle market commercial loan securities and the exposure to changes in interest rate risk on the fair value of fixed income investments. The investment in CDO/CLO securities and middle market commercial loans amounted to $28.6 million and $0 million as of September 30, 2007 and December 31, 2006, respectively. There were no investments in Collateralized Debt/Loan Obligations at September 30, 2007.
     The Company invests in CDO/CLO securities and middle market commercial loans, which are private placements. The fair value of each security is provided by securities dealers or a pricing service. The markets for these types of securities can be illiquid and, therefore, the price obtained from dealers or the pricing service on these securities is subject to change, depending upon the underlying market conditions of these securities, including the potential for downgrades or defaults on the underlying collateral of the security. The Company seeks to mitigate market risk associated with such investments by maintaining a diversified portfolio of such securities that limits the concentration of investment in any one issuer. The largest single investment made by the Company in such securities amounted to $8.0 million at September 30, 2007. These types of securities contain adjustable interest rates, that adjust no later than quarterly, and the Company normally holds such securities for short periods of time, which are normally less than six months.
     The Company maintains an investment in a limited partnership hedge fund, (Tricadia), that invests in CDO/CLO securities, commercial middle market loans, CRS securities and other structured product securities that are structured, managed or advised by a Mariner affiliated company. CDO/CLO and CRS securities are purchased by various broker dealers. Such purchases are then repackaged and sold to investors within a relatively short time period, normally within a few months. The Tricadia investment shares in the fees earned by the Mariner affiliated company for servicing these arrangements. Tricadia also provides a margin account to collateralize the market risk of the purchases made by the dealers under these agreements until the arrangement is completed. There were no collateral positions made by Tricadia at September 30, 2007. Management expects that only under remote circumstances would the margin account be drawn by the dealer to secure losses. Many of the securities purchased contained floating interest rate securities and large unrealized losses are not normally expected to occur. Tricadia seeks to mitigate market risk associated with such investments by purchasing securities that have floating interest rates with the risk of loss ultimately being limited to the cash held in the margin accounts.
     The Company has investments in residential mortgage backed securities amounting to $171.1 million at September 30, 2007. Unrealized investment losses before taxes on such securities amounted to approximately $3.4 million at September 30, 2007. These residential mortgage backed securities, consisting of 11 Alt A mortgage securities, have floating interest rates and are rated AAA/Aaa by S&P/Moody’s. Alt A securities are residential home loans made to individuals that maintain credit scores similar to those individuals receiving prime loans, but provide less than full documentation required for a prime loan. The fair value of each security is provided by pricing services or security dealers. The Company seeks to mitigate market risk associated with such investments by maintaining a diversified portfolio of such securities that focuses on high quality investments that limit the concentration of investment in any one issuer.
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
Changes in Internal Controls
During the third quarter ended September 30, 2007, the Company implemented a new policy and claims administration system. The implementation of this system represents a significant change in internal controls over financial reporting. The Company believes that its prior policy and claims processing system was adequate, however; the implementation of the new system will serve to enhance our internal control over financial reporting. The system implementation included a review of all controls affected and the Company has made any appropriate changes to our internal controls to accommodate the new system.
An evaluation of the effectiveness of the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act) was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon the forgoing, we have evaluated any changes in our internal control over financial reporting and have concluded that no change has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The Company previously entered into reinsurance contracts with a reinsurer that is now in liquidation. On October 23, 2003, the Company was served with a Notice to Defend and a Complaint by the Insurance Commissioner of the Commonwealth of Pennsylvania, who is the liquidator of this reinsurer, alleging that approximately $3 million in reinsurance claims paid to the Company in 2000 and 2001 by the reinsurer are voidable preferences and are therefore subject to recovery by the liquidator. The claim was subsequently revised by the liquidator to approximately $2 million. The Company filed Preliminary Objections to Plaintiff’s Complaint, denying that the payments are voidable preferences and asserting affirmative defenses. These Preliminary Objections were overruled on May 24, 2005 and the Company filed its Answer in the proceedings on June 15, 2005. On December 7, 2006 the liquidator filed a motion for summary judgment to which the Company responded on December 19, 2006 by moving for a stay, pending the resolution of a similar case currently pending before the Supreme Court of the Commonwealth of Pennsylvania. As of November 1, 2007 there has been no ruling on the Company’s motion, and no trial date has been set for this matter. The Company intends to defend itself vigorously in connection with this lawsuit and believes it has strong defenses against these claims; however, there can be no assurance as to the outcome of this litigation.
Item 1A. Risk Factors
There were no material changes in the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits

3.1	Charter of NYMAGIC, INC. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 16, 2003 (File No. 1-11238) and incorporated herein by reference).

3.2	Amended and Restated By-Laws. (Filed as Exhibit 3.3 of the Registrant’s Current Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-11238) and incorporated herein by reference).

*31.1	Certification of A. George Kallop, Chief Executive Officer, pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+32.1	Certification of A. George Kallop, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+32.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NYMAGIC, INC. (Registrant)
Date: November 6, 2007	/s/ A. George Kallop
A. George Kallop
President and Chief Executive Officer

Date: November 6, 2007	/s/ Thomas J. Iacopelli
Thomas J. Iacopelli
Chief Financial Officer