Form 10-K
period 2007-12-31
NYMAGIC INC
filed 2008-03-17
CIK 847431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. : Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark the registrant is a shell company (as defined in Rule 12b-2 of the Act). : Yes ☐ No ☑
MARKET VALUE
The aggregate market value of the outstanding common stock held by non-affiliates of the registrant, as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $358,419,703, based on the closing price of the stock on the New York Stock Exchange on that date.
OUTSTANDING STOCK
As of March 1, 2008, there were 8,707,013 outstanding shares of common stock, $1.00 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the registrant’s definitive proxy statement relating to its 2008 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the registrant’s fiscal year.

NYMAGIC, INC.

i

FORWARD — LOOKING STATEMENTS
This report contains certain forward-looking statements concerning the Company’s operations, economic performance and financial condition, including, in particular, the likelihood of the Company’s success in developing and expanding its business. Any forward-looking statements concerning the Company’s operations, economic performance and financial condition contained herein, including statements related to the outlook for the Company’s performance in 2008 and beyond, are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based upon a number of assumptions and estimates which inherently are subject to uncertainties and contingencies, many of which are beyond the control of the Company. Some of these assumptions may not materialize and unanticipated events may occur which could cause actual results to differ materially from such statements. These include, but are not limited to, the cyclical nature of the insurance and reinsurance industry, premium rates, investment results, hedge fund results, the frequency and severity of loss events, the estimation of loss reserves and loss reserve development, fluctuations in asset values, uncertainties related to writing new lines of business, uncertainties associated with asbestos and environmental claims, including difficulties with assessing latent injuries and the impact of litigation settlements, bankruptcies and potential legislation, the uncertainty surrounding the loss amounts related to the attacks of September 11, 2001 and Hurricanes Katrina and Rita, the occurrence and effects of severe weather, earthquakes, wars and acts of terrorism, net loss retention, the effect of competition, the ability to collect reinsurance receivables and the timing of such collections, the availability and cost of reinsurance, the possibility that the outcome of any litigation or arbitration proceeding is unfavorable, the ability to pay dividends, regulatory changes, changes in the ratings assigned to the Company by rating agencies, failure to retain key personnel, the possibility that our relationship with Mariner Partners, Inc. could terminate or change, and the fact that ownership of our common stock is concentrated among a few major stockholders and is subject to the voting agreement, as well as assumptions underlying any of the foregoing and are generally expressed with words such as “intends,” “intend,” “intended,” “believes,” “estimates,” “expects,” “anticipates,” “plans,” “projects,” “prospects” “forecasts,” “goals,” “could have,” “may have” and similar expressions. These risks could cause actual results for the 2008 year and beyond to differ materially from those expressed in any forward-looking statements made herein. The Company undertakes no obligation to update publicly or revise any forward-looking statements made herein.

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
Insurance Underwriters and Managers:
Mutual Marine Office, Inc. (“MMO”), Pacific Mutual Marine Office, Inc. (“PMMO”) and Mutual Marine Office of the Midwest, Inc. (“Midwest”).
Investment Interests:
Mariner Tiptree (CDO) Fund I, L.P. (“Tiptree”).
In 2003, the Company obtained an interest in substantially all of a limited partnership hedge fund, Mariner Tiptree (CDO) Fund I, L.P. (“Tiptree”), that invests in Collateralized Debt Obligations (CDO) securities, Credit Related Structured Product (CRS) securities and other structured products that are arranged, managed or advised by a Mariner affiliated company. See “Relationship with Mariner Partners, Inc.” The investment in Tiptree was previously consolidated in the Company’s financial statements. On August 18, 2006, the Company entered into an Amended and Restated Limited Partnership Agreement of Tricadia CDO Fund, L.P. (“Tricadia”), effective as of August 1, 2006, with Tricadia Capital, LLC, the general partner, and the limited partners named therein (the “Amended Agreement”) to amend and restate the Limited Partnership Agreement of Mariner Tiptree (CDO) Fund I, L.P. entered into in 2003 (the “Original Agreement”). The Amended Agreement changed the name of the partnership, amended and restated in its entirety the Original Agreement and provides for the continuation of the partnership under applicable law upon the terms and conditions of the Amended Agreement. The Amended Agreement, among other items, substantially changed the fee income structure as well as provides for the potential conversion of limited partnership interests to equity interests. The fee income was changed in the Amended Agreement from 50% of the fee received by the investment manager in connection with the management of CDOs in Tricadia to a percentage of fees equal to the pro-rata portion of the CDO equity interest held by Tricadia. In no event, however, will the fee be less than 12.5% of the fee received by the investment manager. The Amended Agreement also provides for an additional CDO fee to be determined based upon the management fees earned by the investment manager. These changes resulted in a reduction in the variability of Tricadia thereby lowering or decreasing its expected losses as well as represented a change in the entity’s governing documents or contractual arrangements that changed the characteristics of Tricadia’s equity investment at risk. As a result of these substantive changes to the Original Agreement, the Company concluded that it is no longer the party most closely associated with Tricadia and deconsolidated Tricadia, formerly known as Tiptree, from its financial statements as of August 1, 2006 and has since included Tricadia as a limited partnership investment at equity in the financial statements.
Approximately $6.9 million in uses of cash flows in 2006 resulted from the effect of deconsolidation of the Tricadia limited partnership investment. The deconsolidation had no impact on the Company’s Statement of Income for the year ended December 31, 2006.
As a result of the turmoil in the U.S. housing industry in 2007 and 2008 and its effect on mortgage backed securities and illiquid securities, Tricadia is not assembling any CDO assets as market conditions preclude any meaningful activity. Tricadia also has an investment in Tiptree Financial Partners LP who maintains trading activities in their CLO operations. While the Company is committed to providing an additional $15.4 million to Tricadia in 2008, it is uncertain whether such funds will be drawn to fund the operations of Tricadia or Tiptree Financial Partners LP.
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
MMO EU was liquidated in February 2007.
The Pools
MMO, located in New York, PMMO, located in San Francisco, and Midwest, located in Chicago (the “Manager” or the “Managers”), manage the insurance pools in which the Company participates. In May 2007, the Company closed the PMMO office and its management activities were taken over by MMO and Midwest.
The Managers accept, on behalf of the pools, insurance risks brought to the pools by brokers and others. All premiums, losses and expenses are pro-rated among the pool members in accordance with their percentage participation in the pools. Originally, the members of the pools were insurance companies that were not affiliated with the Managers. New York Marine and Gotham joined the pools in 1972 and 1987, respectively. Subsequent to their initial entry in the pools, New York Marine and Gotham steadily increased their participation, while the unaffiliated insurance companies reduced their participation or withdrew from the pools entirely. Since 1997, the only pool members are New York Marine, and Gotham who together write 100% of the business produced by the pools. Southwest Marine reinsures business written by New York Marine and Gotham effective for policies attaching on or after January 1, 2007 through a 5% quota share treaty.
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
Segments
The Company’s domestic insurance companies are New York Marine, Gotham and Southwest Marine. New York Marine and Gotham underwrite insurance business by accepting risks generally through insurance brokers. They engage in business in all 50 states and also accept business risks in such worldwide regions as Europe, Asia, and Latin America. Southwest Marine, which is currently licensed to engage in the insurance business in six states including Arizona, has written business in a number of jurisdictions, including New York, where it writes excess and surplus lines business.. See “Regulation.” The Company’s domestic insurance agencies are MMO, PMMO and Midwest. These agencies underwrite all the business for the domestic insurance companies.
The Company considers the four lines of business underwritten by its domestic insurance/agency companies as appropriate segments to report its business operations. The Company’s overall performance is evaluated through its four main business segments. For additional segment disclosure information, see note 15 of Notes to Consolidated Financial Statements.
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
Surety: Provides contract bonds for small construction risks and commercial bonds for various industries.
Inland marine also includes excess and surplus lines property coverage on unique or hard to place commercial property risks that do not fit into standard commercial lines coverages. Excess and surplus lines property risks are written through Gotham and Southwest Marine.
Non-marine liability insurance is written on a direct and assumed reinsurance basis and includes:
Professional Liability including:
Accountants Professional Liability: Provides primary liability coverage for the errors and omissions of small to medium-sized accounting firms.
Lawyers Professional Liability: Provides primary liability coverage for small law firms, including those with an emphasis on intellectual property and specialty firms.
Miscellaneous Professional Errors & Omissions: Includes primary and excess liability coverage for non-medical professionals written on a claims-made basis. The book includes liability for music producers, patent holders, web site designers, information technology consultants, insurance agents and brokers, real estate agents, title agents, home inspectors and other design, engineering and consulting firms.
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
Other Lines including:
Excess Workers’ Compensation: Provides excess liability coverage for self-insured workers’ compensation trusts and other qualified self-insurers.
Commercial Automobile: Provides physical damage and liability insurance for commercial mid-sized trucking fleets located primarily in New York State.
Employment Practices Liability: Provides primary liability insurance to small and medium-sized businesses for employment-related claims brought by employees.
Since January 1, 2001, the Company has entered into a number of new specialty lines of business identified above, including professional liability, commercial real estate, employment practices liability, surety, excess workers’ compensation and commercial automobile insurance. The Company continues to look for appropriate opportunities to diversify its business portfolio by offering new lines of insurance in which management believes the Company has sufficient underwriting and claims expertise. However, because of the Company’s limited history in these new lines, it may impact management’s ability to successfully develop these new lines or appropriately price and reserve for the ultimate loss associated with these new lines. Due to the Company’s limited history in these lines, management may have less experience managing the development and growth of such lines than some of our competitors. Additionally, there is a risk that the lines of business into which the Company expands will not perform at the level it anticipates.
Aircraft insurance provides insurance primarily for commercial aircraft and includes hull and engine insurance, liability insurance as well as products liability insurance. Coverage is written on a direct and assumed reinsurance basis. The Company ceased writing any new policies covering aircraft insurance as of March 31, 2002.
MMO London consisted of insurance participation in Lloyd’s. Lloyd’s provided worldwide venues for MMO London to underwrite insurance. MMO London has not provided capacity to any Lloyd’s syndicate since January 1, 2002. Accordingly, there have been no underwriting activities from MMO London for the years ended 2007, 2006 and 2005. Business written by MMO London through Syndicate 1265 has been historically included in the ocean marine insurance segment.
The following tables set forth the Company’s gross and net written premiums, after reinsurance ceded.

NYMAGIC Gross Premiums Written	Year Ended December 31,
By Segment	2007		2006		2005
	(Dollars in thousands)
Ocean Marine	$98,689	43%	$104,876	43%	$105,628	53%
Inland Marine/Fire	18,625	8%	21,595	9%	25,000	12%
Other Liability	110,986	49%	114,754	48%	69,346	35%

Subtotal	228,300	100%	241,225	100%	199,974	100%
Run off lines (Aircraft)	88	—	84	—	396	—

Total	$228,388	100%	$241,309	100%	$200,370	100%

NYMAGIC Net Premiums Written	Year Ended December 31,
By Segment	2007		2006		2005
	(Dollars in thousands)
Ocean Marine	$68,192	41%	$75,243	49%	$70,596	53%
Inland Marine/Fire	6,935	4%	7,097	4%	8,452	6%
Other Liability	92,618	55%	72,231	47%	54,592	41%

Subtotal	167,745	100%	154,571	100%	133,640	100%
Run off lines (Aircraft)	108	—	289	—	252	—

Total	$167,853	100%	$154,860	100%	$133,892	100%

Reinsurance Ceded
Ceded premiums written to reinsurers in 2007, 2006 and 2005 amounted to $60.5 million, $86.4 million and $66.5 million, respectively.
A reinsurance transaction takes place when an insurance company transfers (cedes) a portion or all of its liability on insurance written by it to another insurer. The reinsurer assumes the liability in return for a portion or the entire premium. The ceding of reinsurance does not legally discharge the insurer from its direct liability to the insured under the policies including, but not limited to, payment of valid claims under the policies.

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
Generally, the Managers place reinsurance with companies which initially have an A.M. Best rating of A- (Excellent) or greater or which have sufficient financial strength, in management’s opinion, to warrant being used for reinsurance protection. The Managers also examine financial statements of reinsurers and review such statements for financial soundness and historical experience. In addition, the Company, through the pools, may withhold funds and/or obtain letters of credit under reinsurance treaties in order to collateralize the obligations of reinsurers. The Company monitors the financial status of all reinsurers on a regular basis.
The Company attempts to limit its exposure from losses on any one occurrence through the use of various excess of loss, quota share and facultative reinsurance arrangements and endeavors to minimize the risk of default by any one reinsurer by reinsuring risks with many different reinsurers. The Company utilizes many separate reinsurance treaties each year, generally with a range of 1 to 15 reinsurers participating on each treaty. Some reinsurers participate on multiple treaties. The Company utilizes both quota share (i.e., proportional) and excess of loss (i.e., non-proportional) reinsurance arrangements. In a quota share reinsurance contract, the reinsurers participate on a set proportional basis in both the premiums and losses. Conversely, in an excess of loss reinsurance arrangement, the reinsurers, in exchange for a pre-determined provisional premium, subject to upward adjustment based upon premium volume, agree to pay for that part of each loss in excess of an agreed upon amount. The Company’s retention of exposure, net of these treaties, varies among its different classes of business and from year to year, depending on several factors, including the pricing environment on both the direct and ceded books of business and the availability of reinsurance.
The Company has made certain changes in reinsurance strategies over the past three years. In 2005, the Company decreased its exposure in the ocean marine line to a net loss retention of up to $3 million for any one occurrence from $4 million in 2004. In 2006, the Company increased its exposure in the ocean marine line to a net loss retention of $6 million for any one occurrence and $5 million on any one risk; in 2007 the Company maintained its net loss retention of $5 million per risk and $6 million per occurrence in the ocean marine line; however, the Company could absorb an additional amount up to $5 million depending upon the gross loss to the Company in excess of $5 million. There were no known ocean marine losses in 2007 that exceeded this threshold. These decisions were based upon the availability and cost of reinsurance in the ocean marine market.
In the wake of substantial losses arising from Hurricanes Katrina and Rita, the excess of loss reinsurance market for the marine and energy line of business significantly contracted in 2006 and 2007, resulting in increases in both reinsurance costs and net loss retentions ($5 million per risk and $6 million per occurrence). This compared to a net loss retention of $3 million per risk or occurrence in 2005. As a result of the increasing cost of reinsurance, the Company excluded energy business with exposures in the Gulf of Mexico from its ocean marine reinsurance program for 2006 and 2007. However, the Company purchased quota share reinsurance protection in 2006 and 2007 for 80% of this portion of its energy business to reduce the potential impact of future catastrophe losses to the Company. The Company also monitored its overall concentration of rig exposures in the Gulf of Mexico, which resulted in a reduction in policy count in 2006, when compared to 2005 and a smaller reduction in policy count in 2007 when compared to 2006.
Effective January 1, 2008, the Company maintained its net retention in the ocean marine line when compared to 2007; however, the Company’s net retention could be as low as $1 million for certain classes within ocean marine. While the quota share reinsurance protection for energy business also remains in effect for 2008, energy business once again is included within the ocean marine reinsurance program.
For the year ended December 31, 2005, the Company wrote excess workers’ compensation insurance on behalf of certain self-insured workers’ compensation trusts. Specifically, the Company wrote a $500,000 layer in excess of each trust’s self insured retention of $500,000. The gross premiums written for each year were reinsured under a 50% quota share reinsurance treaty. Beginning in 2006, the Company provided gross statutory limits on the renewals of its existing in force excess workers’ compensation policies to these trusts. Accordingly, the reinsurance structure was changed to accommodate the increase in gross limits. A general excess of loss treaty was secured in order to protect the Company up to $3 million on any one risk. The resulting net retention was then subject to a 70% quota share reinsurance treaty. In 2007, the Company increased its net retention to $5 million per occurrence covering two or more lives and eliminated the 70% quota share treaty. As a result of these changes in underwriting and reinsurance structures, the gross, ceded and net premiums written changed substantially in this class of business in 2007 when compared to 2006, and in 2006 when compared to 2005.
In 2007 the Company completed novation agreements with CRM Holdings, Ltd. and certain of its affiliates (“CRM”). In these transactions, CRM assumed the Company’s rights and obligations with respect to all but one of the excess workers’ compensation policies and associated reinsurance agreements that the Company had written in conjunction with CRM during the past several years. As a result of these transactions, the Company remitted a total of $10.1 million to CRM and reduced its existing net unpaid loss reserves by $16.6 million. The transactions reduced gross unpaid loss reserves and reinsurance receivables on unpaid losses by $41.5 million and $24.9 million, respectively.

With respect to the casualty and professional liability lines, the Company’s maximum retention net of reinsurance is generally limited to $2,000,000 per insured for any one claim or occurrence. With regard to the property, inland marine and commercial automobile lines, the Company’s maximum retention net of reinsurance is generally limited to $500,000 per insured for any one occurrence.
Other than as specifically described above, management is not aware of any limitations on the Company’s ability to cede future losses on a basis consistent with historical results.
The Company attempts to limit its exposure from catastrophes through the purchase of general excess of loss reinsurance, which provides coverage in the event that multiple insureds incur losses arising from the same occurrence. These coverages require the Company to pay a minimum premium, subject to upward adjustment based upon premium volume. These reinsurance treaties, which extend, in general, for a twelve-month period, obligate the reinsurers to pay for the portion of the Company’s aggregate losses (net of specific reinsurance) that fall within each treaty’s coverage.
In the event of a loss, the Company may be obligated to pay additional reinstatement premiums under its excess of loss reinsurance treaties. This amount may be in excess of the original premium paid under such treaties. Every effort is made to purchase sufficient reinsurance coverage, including adequate reinstatements of the underlying reinsurance layers, to protect the Company against the cumulative impact of several losses arising from a single occurrence, but there is no guarantee that such reinsurance coverage will prove sufficient.
In 2005 the Company incurred gross losses of approximately $70.8 million in connection with Hurricanes Katrina and Rita, but because of the availability of its reinsurance the Company incurred $6.6 million in net losses. In addition, the Company incurred approximately $14.7 million in reinsurance reinstatement premium costs in connection with these losses. While the estimate for these gross losses increased to approximately $105.8 million as of December 31, 2007 as a result of our insureds’ reassessments of the impact of these hurricane losses, the net loss estimate remained substantially unaffected. However, cumulative reinsurance reinstatement premium costs related to these losses increased to $16.6 million as of December 31, 2007.
The Company reinsures risks with several domestic and foreign reinsurers as well as syndicates of Lloyd’s. The Company’s largest unsecured reinsurance receivables as of December 31, 2007 were from the following reinsurers:

Reinsurer	Amounts	A.M. Best Rating
	(in millions)
Lloyd’s Syndicates (1)	$61.3	A (Excellent)
Swiss Reinsurance America Corp.	27.4	A+ (Superior)
Lloyd’s (Equitas) (2)	11.5	NR-3 (Rating Procedure Inapplicable)
Platinum Underwriters Reinsurance Co.	8.3	A (Excellent)
Folksamerica Reinsurance Company	6.6	A- (Excellent)
XL Reinsurance America Inc.	5.8	A+ (Superior)
Liberty Mutual Insurance Company	5.3	A (Excellent)
Transatlantic Reins. Co.	5.1	A+ (Superior)
FM Global (Arkwright)	4.8	A+ (Superior)
Berkley Insurance Company	3.8	A+ (Superior)
General Reins. Corp.	3.7	A++ (Superior)
Axis Reins. Co.	3.6	A (Excellent)
Everest Reinsurance	2.6	A+ (Superior)
Munich Reinsurance America	2.3	A+ (Superior)

Total	$152.1
The reinsurance contracts with the above listed companies are generally entered into annually and provide coverage for claims occurring while the relevant agreement was in effect, even if claims are made in later years. The contract with Arkwright was entered into with respect to their participation in the pools.
(1) Lloyd’s maintains a trust fund, which was established for the benefit of all United States ceding companies. Lloyd’s receivables represent amounts due from approximately 95 different Lloyd’s syndicates.
(2) Equitas, a Lloyd’s company, was established to settle claims for underwriting years 1992 and prior. On March 30, 2007, Equitas completed a reinsurance transaction with National Indemnity Company, a member of the Berkshire Hathaway group of insurance companies. As a result, National Indemnity now reinsures all Equitas’ liabilities by providing an additional $5.7 billion of reinsurance cover to Equitas. The Company is currently engaged in an arbitration proceeding with Equitas to collect approximately $6.2 million of recoverables ceded to them covering various asbestos claims. Equitas has contested coverage and has not paid such amounts to the Company. While the Company is confident in its recovery procedures, there can be no assurance as to the ultimate outcome of the arbitration and an unfavorable resolution of these arbitration proceedings would be material to our results of operations.

At December 31, 2007, the Company’s reinsurance receivables from reinsurers other than those listed above were approximately $131.7 million, including amounts recoverable for paid losses, case loss reserves, IBNR losses and unearned premiums, and net of ceded balances payable. This amount is recoverable collectively from approximately 500 reinsurers or syndicates, no single one of whom was liable to the Company for an unsecured amount in excess of approximately $2 million.
Approximately 86% of the Company’s total reinsurance receivables as of December 31, 2007 are fully collateralized by letters of credit and or funds withheld, or reside with entities rated “A-” or higher by A.M. Best Company, or are subject to offsetting balances.
In addition to Equitas, other reinsurers to which we previously ceded premiums are contesting coverage issues and their obligations to reinsure claims we paid on liability policies written during the period 1978 to 1985. The paid balances due from these companies collectively amount to approximately $1 million as of December 31, 2007. These reinsurers may also contest coverage on loss reserves ceded to them that will be paid in future periods. We are vigorously enforcing collection of these reinsurance receivables through arbitration proceedings and/or commutation, but an unfavorable resolution of these arbitration proceedings and commutation negotiations could be material to our results of operations. The Company maintains an estimate for amounts due from financially impaired reinsurers in our reserves for doubtful accounts on reinsurance receivables of $14.1 million and $13.9 million as of December 31, 2007 and December 31, 2006, respectively. There can be no assurance that this reserve will be adequate to provide for the ultimate loss from such reinsurers.
Ceded reinsurance activities had an impact on the Company’s financial position as follows:
1.	As of December 31, 2007 and 2006, the Company reported total ceded reinsurance payable of $27.1 million and $44.8 million, respectively.

2.	As of December 31, 2007 and 2006, the Company reported total reinsurance receivables on paid losses of $38.8 million and $47.5 million, respectively.

3.	As of December 31, 2007 and 2006, the Company reported total reinsurance receivables on unpaid losses of $250.1 million and $286.2 million, respectively.

4.	As of December 31, 2007 and 2006, the Company reported prepaid reinsurance premiums of $21.7 million and $29.6 million, respectively.
Reinsurance receivables on paid losses decreased in 2007 primarily due to the collection of a large loss payment made for asbestos losses at 2006 year-end as well as collections on gross payments of hurricane Katrina and Rita losses. Reinsurance receivables on unpaid losses decreased in 2007 primarily due to the closing of novation agreements for certain excess workers’ compensation policies that resulted in a decrease of $24.9 million in reinsurance receivables on unpaid losses.
Ceded reinsurance payable and prepaid reinsurance premiums decreased mainly as a result of the payment of quota share reinsurance premiums, as well as lower ceded premiums written, in the excess workers’ compensation class. The 70% quota share treaty covering excess workers’ compensation was eliminated at the end of 2006.
Ceded reinsurance activities had an impact on the Company’s results from operations as follows:
1.	For the years ended December 31, 2007, 2006 and 2005 the Company reported total ceded premiums earned of $68.4 million, $79.1 million and $65.7 million, respectively.

2.	For the years ended December 31, 2007, 2006 and 2005 the Company reported ceded incurred losses and loss adjustment expenses of $31.1 million, $63.3 million and $90.5 million, respectively.
Ceded premiums earned decreased in 2007 when compared to 2006 primarily as a result of the elimination of the 70% quota share treaty covering excess workers’ compensation risks at the end of 2006. Ceded premiums earned increased in 2006 when compared to 2005 primarily as a result of additional ceded premiums in the energy class in the ocean marine line and the excess workers’ compensation class of the other liability line. Ceded incurred losses and loss adjustment expenses decreased in 2007 when compared to 2006 as a result of the elimination of the 70% quota share treaty covering excess workers’ compensation risks at the end of 2006 coupled with less than anticipated development of prior year losses as a result of the closing of novation agreements for certain excess workers’ compensation policies. Ceded incurred losses and loss adjustment expenses were greater in 2005 than 2006 as a result of $64.2 million of incurred losses resulting from hurricanes Katrina and Rita.

Ceded reinsurance activities had an impact on the Company’s cash flows as follows:
1.	The Company made reinsurance premium payments of $78.3 million, $77.4 million and $56.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

2.	The Company received reinsurance collections on paid losses of $75.9 million, $57.2 million and $25.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.
The increase in reinsurance premium payments in 2007 and 2006 reflected reinsurance payments made under the excess workers’ compensation 70% quota share treaty and 80% energy quota share treaty as well as larger reinsurance reinstatement premium payments from hurricanes Katrina and Rita. Cash collections of reinsurance recoverables increased in 2007 and 2006 primarily due to hurricane losses.
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
In new classes of business in which we believe we lack historical loss data, we estimate IBNR using our best estimate after considering industry loss ratios, underwriting expectations, internal and external actuarial evaluations and anticipated loss ratios based upon known experience. Industry loss ratios are considered from published sources such as those produced by the A.M. Best Company, a leading supplier of industry data. Underwriting expectations are considered based upon the specific underwriter’s review and assessment of the anticipated loss ratio of the business written. Internal actuarial evaluations are considered if such evaluations are available. Anticipated loss ratios based upon known experience are considered if the new business written has similar characteristics to business currently written. For example, loss estimates used for general contractors liability (more recently written business) may be based upon those used for subcontractors’ liability (historically written business). This category includes some short tail classes of business (surety) and other classes of long tail business (excess workers’ compensation and commercial auto liability).
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

In addition, internal actuaries review reserves for several significant classes of business at year-end, and we develop internally specific loss development factors for our various classes of business annually at year-end based upon a review of paid and incurred loss activity during the year. Management collaborates with the Company’s internal actuary in an effort to determine its best estimate of reserves.
The key assumptions that materially affect the estimate of the reserve for loss and loss adjustment expenses are, net loss retention, large severity or shock losses, loss reporting tail, frequency of losses, loss estimates for new classes of business, loss estimates for asbestos and environmental reserves and catastrophe losses. These assumptions affect loss estimates as follows:
Net Loss Retention:
Our level of net loss retention increased from $3 million in 2005 to $5 million per risk in 2006 and 2007 in the ocean marine line business. This level of loss retention compares to $4 million in 2004 and $2 million in 2003. The net loss retention in all other segments generally remained the same in 2007, 2006 and 2005 with the exception of excess workers’ compensation, which increased from $250,000 in 2005 to approximately $900,000 in 2006 and further increased to $5 million in 2007. The Company recognized favorable loss development in the ocean marine segment in 2007, 2006 and 2005 due in part to the net loss retention increasing in the ocean marine line over the past several years, and the actual loss emergence for the estimated higher net loss retention in those prior accident years was less than we had previously anticipated.
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
Our level of shock losses or large severity losses (excluding catastrophe losses) increased in 2007 when compared to 2006 and 2005 in the ocean marine segment. This was primarily the result of a $2.5 million cargo loss in 2007. However, severity losses decreased in the inland marine/fire segment in 2007 when compared to 2006 and 2005 and contributed to lower loss ratios in 2007 when compared to 2005 and 2006. During 2007 two large claims occurring in the 2006 accident year contributed $3.0 million of adverse development in the professional liability class.
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
Our assumptions for the loss reporting tail in the other liability line changed with respect to contractor’s liability in 2005. We reached this conclusion after we re-evaluated its loss development factors based upon paid and incurred loss development. As a result, we reported favorable development in years prior to 2002 resulting from a lower than expected emergence of losses attributable to a shorter loss reporting tail than we had originally estimated. The shorter loss reporting tail was the result of a change in the mix of our liability business by deemphasizing policies covering elevator contractor liability and subcontractor liability and focusing more on policies covering general contractors and owner developers. As a result of this change in product mix, we determined that reserves previously established under loss development patterns established for our older book of business were not developing in accordance with the loss emergence from the more recent general contractor’s book. Consequently, we concluded in 2005, that the loss reporting tail would be shorter than we had previously anticipated, and this resulted in approximately $1.2 million in favorable loss development in 2005. While there was no significant loss experience noted in 2006 as a result of this assumption, we did see favorable loss development in 2007 as a result of the emergence of this shorter loss reporting tail.
Frequency of Losses:
The level of frequency of losses in the inland marine/fire segment decreased in 2007 and 2006 when compared to 2005. The number of losses reported in the most recent accident year in the inland marine/fire segment was 140 in 2007 and 139 in 2006 as compared to 178 in 2005.
Loss Estimates:
Our loss estimates for new classes of business, including excess workers’ compensation and professional liability, were derived by employing industry loss ratios, internal actuarial evaluations, as well as by evaluating each class based upon discussions with underwriters. The excess workers’ compensation class recorded $6.2 million in favorable net loss development in 2007 as a result of the novation of substantially all of our 2006 and prior policy year writings written by one of our former agents. The professional liability class was adversely affected by a few shock losses in the 2006 accident year that contributed to adverse development in 2007.

Our other liability line of business changed substantially in 2002 primarily due to the mix of business written. In 2007, the Company recorded favorable loss development in accident years subsequent to 2002 due in part to the level of paid and reported loss activities. While the initial paid and incurred results indicate the potential for favorable development, if such trends continue in subsequent periods for accident years 2002 and thereafter, we may have additional favorable development to report for those periods. However, we cannot be certain that such favorable trends will continue, and accordingly, our estimate does not yet anticipate the potential for further favorable loss reserve development. We cannot estimate the quantitative impact of this potential favorable or unfavorable development until a subsequent evaluation of loss development in future quarters is made by comparing actual versus expected results.
The assumptions we used in estimating asbestos and environmental liabilities in 2007 and 2006 have remained consistent with 2005. We considered a specific ground up analysis, which reviewed our potential exposure based upon actual policies issued, industry survival ratios and market share statistics per loss settlement. While there were no major changes in net losses noted in 2007 to 2006, gross incurred losses and loss adjustment expenses amounted to $5.9 million and $9.9 million in 2007 and 2006, respectively.
Catastrophe Losses:
Catastrophe losses may be difficult to estimate due to the inability of the insured and claims adjusters to provide an adequate assessment of the overall loss. The difficulties of establishing reserves include the inability to access insured’s premises and certain legal issues surrounding the estimation of the insured loss.
There were no major catastrophes recorded in 2007 and 2006. Our level of catastrophe loss activity was substantial in 2005 due to claims related to Hurricanes Katrina and Rita, which contributed $6.6 million to net losses and loss adjustment expenses incurred in 2005. Cumulative reinsurance reinstatement premium costs related to these losses increased to $16.6 million as of December 31, 2007.
Other than as specifically described above with respect to the change in business mix in the other liability line, we have not identified any key assumptions as of December 31, 2007 that are premised on future emergence that are inconsistent with our historical loss reserve development patterns.
The Company believes that the uncertainty surrounding asbestos/environmental exposures, including issues as to insureds’ liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions, the ingenuity of the plaintiff’s bar, legislative initiatives and unpredictable judicial results creates significant variability in determining the ultimate loss for asbestos/environmental related claims. Given the uncertainty in this area, losses from asbestos/environmental related claims may develop adversely and accordingly, management is unable to estimate reasonably likely changes in assumptions that could arise from asbestos/environmental related claims. Accordingly, the Company’s net unpaid loss and loss adjustment expense reserves in the aggregate, as of December 31, 2007, represent management’s best estimate of the losses that arose from asbestos and environmental claims. See “Asbestos and Environmental Reserves”.
In our second category of reserves, we estimate losses for excess workers’ compensation, surety and commercial automobile liability. Since we do not believe we have either the historical experience, or sufficient information about these lines, to quantify the impact of changes in the assumptions we have made in evaluating reserves for losses in this area, we are unable to estimate what the effect would be of any reasonably likely changes in assumptions on these lines of business. Therefore, we provide our best estimate of loss reserves in this category as well.
Our first category of reserves comprises estimates for losses in those classes of business that the company has historically written in the ocean marine segment, inland marine/ fire classes, contractors’ liability class and more recently, the professional liability classes. Losses occurring in these segments are generally characterized by low frequency and high severity, and enjoy the benefit of our multi-tiered reinsurance program. The factors that have caused prior differences in actual versus estimated loss reserves include: changes in net loss retention, changes in loss reporting tail, the level of shock losses, changes in frequency of losses and catastrophe loss estimates. We believe that changes in such factors could occur in future periods as well; however, we are uncertain as to the magnitude of such changes currently.
Accordingly, even though we have adequate historical loss data to evaluate reserves in this area, we are unable to quantify changes in the assumptions we make in estimating these reserves, because they are subject to numerous and interactive variables, and we do not believe that the resultant product would either reflect all reasonably possible outcomes or lend itself to a meaningful presentation. Instead, we calculate the Company’s loss reserves on the basis of management’s best estimate after a review of all historical data.

For example, a change in the net loss retention by itself could result in a significant upward or downward adjustment of our reserve estimate. But, a change in the net loss retention assumption cannot be considered in isolation; it must be analyzed in light of its interplay with other assumptions including for instance, changes in the frequency of losses and changes in the level of shock losses and their effect on our reinsurance program. While the initial change to the level of net loss retention may result in a potential reserve adjustment, such change may at the same time be influenced by an increase in the frequency of losses. This would depend upon our ability to recover from our reinsurance program, which is a function of whether or not our losses can be aggregated. The combination of the changes in these assumptions may also trigger the exhaustion of one layer of reinsurance and the implication of another layer of reinsurance, with the concomitant result that there would be no change to, or an upward or downward adjustment to our loss reserve estimate. Similarly, we may vary our estimates of catastrophe losses or shock losses, but, because of the interplay between these losses and our reinsurance program, we may not change our estimate of net reserves. While anticipating larger catastrophe losses may have a significant impact on the gross loss reserve level, the effect of that change in assumption at the net level may be negligible, because of the applicability of reinsurance. This was evident in our experience with losses associated with hurricanes Katrina and Rita in 2005. While our combined gross and net loss reserve estimates as of December 31, 2005 were approximately $70.8 million and $6.6 million, respectively, the Company could suffer significant adverse gross loss development in periods after 2005 without making a material adjustment to the net loss reserve level as a result of the operation of the Company’s reinsurance program. Approximately $16 million and $20 million of adverse gross loss development occurred during 2007 and 2006, respectively, for which we determined no adjustment to the net loss level was necessary.
Unpaid losses and loss adjustment expenses for each segment on a gross and net of reinsurance basis as of December 31, 2007 were as follows:

	Gross	Net
	(in thousands)
Ocean marine	$197,511	$112,288
Inland marine/fire	22,693	7,795
Other liability	211,182	156,238
Aircraft	125,149	30,084

Total	$556,535	$306,405

In 2001, the Company recorded losses in its aircraft line of business as a result of the terrorist attacks of September 11, 2001 on the World Trade Center, the Pentagon and the hijacked airliner that crashed in Pennsylvania (collectively, the “WTC Attack”). At the time, because of the amount of the potential liability to our insureds (United Airlines and American Airlines) occasioned by the WTC Attack, we established reserves based upon our estimate of our insureds’ policy limits for gross and net liability losses. In 2004 we determined that a reduction in the loss reserves relating to the terrorist attacks of September 11, 2001 on the Pentagon and the hijacked airliner that crashed in Pennsylvania was warranted, because a significant number of claims that could have been made against our insureds were waived by prospective claimants when they opted to participate in the September 11th Victim Compensation Fund of 2001 (the “Fund”), and the statutes of limitations for wrongful death in New York and for bodily injury and property damage, generally, had expired, the latter on September 11, 2004. Our analysis of claims against our insureds, undertaken in conjunction with the industry’s lead underwriters in London, indicated that, because such a significant number of claims potentially emanating from the attack on the Pentagon and the crash in Shanksville had been filed with the Fund, or were time barred as a result of the expiration of relevant statutes of limitations, those same claims would not be made against our insureds. Therefore, we concluded that our insured’s liability and our ultimate insured loss would be substantially reduced. Consequently, we re-estimated our insured’s potential liability for the terrorist attacks of September 11, 2001 on the Pentagon and the hijacked airliner that crashed in Pennsylvania, and we reduced in 2004 our gross and net loss reserves by $16.3 million and $8.3 million, respectively.
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
In 2006 the Company recorded adverse loss development of approximately $850,000 in the aircraft line of business resulting primarily from losses assumed from the World Trade Center attack which were partially offset by a reduction in reserves relating to the loss sustained at the Pentagon after re-estimating the reserve based upon lower than expected settlements of claims paid during the year. There were no material changes in loss estimates for the WTC Attack in 2007.

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
At December 31, 2007, the Company’s gross, ceded and net loss and loss adjustment expense reserves for all asbestos/environmental policies amounted to $52.4 million, $41.5 million and $10.9 million, as compared to $55.4 million, $43.2 million and $12.2 million at December 31, 2006.
The Company believes that the uncertainty surrounding asbestos/environmental exposures, including issues as to insureds’ liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions renders it difficult to determine the ultimate loss for asbestos/environmental related claims. Given the uncertainty in this area, losses from asbestos/environmental related claims may develop adversely and accordingly, management is unable to reasonably predict the range of possible losses that could arise from asbestos/environmental related claims. Accordingly, the Company’s net unpaid loss and loss adjustment expense reserves in the aggregate, as of December 31, 2007, represent management’s best estimate of the losses that arise from asbestos and environmental claims.

The following table sets forth the Company’s net loss and loss adjustment expense experience for asbestos/environmental policies for each of the past three years:

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Asbestos/Environmental

Net unpaid losses and loss adjustment expenses (including IBNR) at the beginning of the period	$12,222	$12,960	$12,759
Net incurred losses and loss adjustment expenses	(43)	576	(237)
Net paid loss settlements	(766)	(945)	638
Net loss adjustment expenses payments (cost of administering claims)	(549)	(369)	(200)

Net unpaid losses and loss adjustment expenses (including IBNR) at end of period	$10,864	$12,222	$12,960

The following sets forth a reconciliation of the number of claims relating to asbestos/environmental policies for each of the past three years:

	Year ended December 31,
	2007	2006	2005
Number of claims pending at beginning of period	401	469	475
Number of claims reported	74	80	96
Number of claims settled/dismissed or otherwise resolved	(91)	(148)	(102)

Number of claims pending at end of period	384	401	469

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
The net cumulative redundancy (deficiency) represents, as of December 31, 2007, the aggregate change in the estimates over all prior years. The changes in re-estimates have been reflected in results from operations over the periods shown.
The gross cumulative redundancy (deficiency) of unpaid losses and loss adjustment expenses represents the aggregate change in the estimates of such losses over all prior years starting with the 1997 calendar year.
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

	Year Ended December 31,
	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
	(Dollars in thousands)
Estimated Liability for Net Unpaid Losses and Loss Adjustment Expenses
	222,335	213,589	196,865	199,685	210,953	208,979	242,311	255,479	289,217	292,941	306,405

Cumulative Amount of Net Losses and Loss Adjustment Expenses Paid as a Percentage of Original Estimate:

1 Year Later	19%	20%	24%	28%	30%	8%	18%	17%	25%	22%
2 Years Later	32%	35%	39%	56%	30%	24%	27%	33%	38%
3 Years Later	43%	43%	53%	64%	41%	32%	38%	45%
4 Years Later	49%	51%	58%	70%	47%	43%	49%
5 Years Later	54%	55%	63%	72%	55%	53%
6 Years Later	57%	59%	64%	79%	62%
7 Years Later	61%	60%	70%	84%
8 Years Later	61%	65%	74%
9 Years Later	66%	68%
10 Years Later	69%

Net Liability Re-estimated including Cumulative Net Paid Losses and Loss Adjustment Expenses as a Percentage of Original Estimate:

1 Year Later	91%	94%	96%	105%	102%	99%	94%	95%	97%	95%
2 Years Later	87%	87%	94%	108%	101%	94%	89%	90%	91%
3 Years Later	83%	84%	95%	104%	96%	90%	86%	88%
4 Years Later	81%	85%	91%	103%	94%	88%	86%
5 Years Later	81%	82%	92%	102%	92%	90%
6 Years Later	80%	83%	90%	102%	94%
7 Years Later	81%	82%	90%	103%
8 Years Later	81%	82%	91%
9 Years Later	81%	82%
10 Years Later	81%

Net Cumulative	41,382	37,635	17,461	(6,169)	13,405	20,670	32,848	29,952	24,889	13,820

Redundancy/(Deficiency)

Gross Unpaid	388,402	401,584	425,469	411,267	534,189	516,002	518,930	503,261	588,865	579,179	556,535
Losses and Loss Adjustment Expenses

Reinsurance	166,067	187,995	228,604	211,582	323,236	307,023	276,619	247,782	299,648	286,238	250,130
Recoverable on Unpaid Losses and Loss Adjustment Expenses

Reserve	430,041	451,902	465,380	474,302	573,949	506,468	484,596	470,173	596,696	561,591
Re-estimated Gross
Reserve	249,088	275,948	285,975	268,448	376,401	318,159	275,133	244,646	332,367	282,470
Re-estimated Reinsurance Recoverable

Gross Cumulative	(41,641)	(50,318)	(39,911)	(63,035)	(39,760)	9,534	34,334	33,088	(7,831)	17,588
Redundancy/(Deficiency)
The net loss reserve deficiency reported for the 2000 calendar year reflects adverse development from the Company’s operations in MMO London due to higher than expected claim frequencies and the emergence of longer than expected loss development patterns. MMO London operations were placed into runoff in 2001. Also contributing to the increase were provisions made for insolvent or financially impaired reinsurers and adverse development from the Company’s other liability line reflecting umbrella exposures. The 2000 calendar year reported deficiency was partially offset by favorable development in the ocean marine line of business.
Gross loss reserve deficiencies were reported in six out of ten years. Even though gross loss reserve deficiencies were reported in those years, the Company reported redundancies in net loss reserves in all but one year. The gross loss reserve deficiencies were brought about primarily by adverse development from MMO London in 1998-2001 and adverse gross loss development in its umbrella (other liability) losses as a result of the additional development of asbestos losses occurring from the 1970s and 1980s. Asbestos and environmental liabilities are difficult to estimate for many reasons, including the long waiting periods between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the damage. Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for asbestos and environmental liabilities. However, much of this gross loss reserve deficiency in the other liability line resulted in smaller net deficiencies due to a substantial amount of the gross loss reserve being reinsured. The smaller net deficiencies were more than offset by redundancies occurring in the Company’s ocean marine line. In addition during 1998-2000, a few large severity losses in the Company’s core lines also contributed to adverse gross loss development. These losses were also substantially reinsured and thereby resulted in an insignificant impact on net loss development. The adverse gross loss development in 2005 is largely attributable to additional gross loss development on hurricanes Katrina and Rita as a result of our insured’s reassessment of the impact of these hurricane losses. All of the gross development from hurricanes Katrina and Rita is reinsured and results in an insignificant impact on net development.
The favorable development of net incurred losses for the 2001 year reflect reductions made in gross and net reserves of approximately $15.5 million and $7.5 million, respectively, as a result of favorable revisions of loss reserves relating to the terrorist attacks of September 11, 2001 on the Pentagon and the hijacked airliner that crashed in Pennsylvania.
The following table provides a reconciliation of the Company’s consolidated liability for losses and loss adjustment expenses at the beginning and end of 2007, 2006 and 2005:

	Year ended December 31,
	2007	2006	2005
	(In thousands)
Net liability for losses and loss adjustment expenses at beginning of year	$292,941	$289,217	$255,479

Provision for losses and loss adjustment expenses occurring in current year	103,664	93,803	105,537
Increase (decrease) in estimated losses and loss adjustment expenses for claims occurring in prior years (1)	(13,820)	(7,667)	(13,247)

Net loss and loss adjustment expenses Incurred	89,844	86,136	92,290

Less:
Losses and loss adjustment expense payments for claims occurring during:
Current year	12,136	9,641	15,453
Prior years	64,244	72,771	43,099

	76,380	82,412	58,552

Net liability for losses and loss adjustment expenses at year end	306,405	292,941	289,217

Ceded unpaid losses and loss adjustment expenses at year end	250,130	286,238	299,648

Gross unpaid losses and loss adjustment expenses at year end	$556,535	$579,179	$588,865

(1)	The adjustment to the consolidated liability for losses and loss adjustment expenses for losses occurring in prior years reflects the net effect of the resolution of losses for other than full reserve value and subsequent readjustments of loss values.

The $13.8 million decrease in 2007 was largely caused by favorable development in the 2003-2005 accident years for the ocean marine line, which generally resulted from favorable loss trends in the risk class. Another factor contributing to the decrease was $6.2 million recorded on the novation of excess workers’ compensation policies in the other liability line for accident years 2004-2006,which was partially offset by adverse development of $3.0 million in the professional liability class as a result of two large claims in the 2006 accident year. The inland marine/fire segment also reported favorable loss development partially due to lower reported severity losses. The favorable development in 2007 was partially offset by approximately $3.3 million in adverse development from the runoff aviation class.

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

The following table sets forth the reconciliation of the consolidated net liability for losses and loss adjustment expenses based on statutory accounting principles for the domestic insurance companies to the consolidated amounts based on accounting principles generally accepted in the United States of America (“GAAP”) as of December 31, 2007, 2006 and 2005:

	Year ended December 31,
	2007	2006	2005
	(In thousands)
Net liability for losses and loss adjustment expenses reported based on statutory accounting principles	$289,912	$275,296	$267,955
Liability for losses and loss adjustment expenses assumed from two former pool members (excludes $3,370, $3,379 and $3,000 at December 31, 2007, 2006 and 2005, accounted for in the statutory liability for losses and loss adjustment expenses)	7,667	9,438	11,609
Other, net	8,826	8,207	9,653

Net liability for losses and loss adjustment expenses reported based on GAAP	306,405	292,941	289,217
Ceded liability for unpaid losses and loss adjustment expenses	250,130	286,238	299,648

Gross liability for unpaid losses and loss adjustment expenses	$556,535	$579,179	$588,865

Regulation
The Company’s domestic insurance companies are regulated by the insurance regulatory agencies of the states in which they are authorized to do business. New York Marine is licensed to engage in the insurance business in all states. Gotham is permitted to write excess and surplus lines insurance on a non-admitted basis in all states other than New York. Gotham is licensed to engage in the insurance business in the state of New York and, as such, cannot write excess and surplus business in that state. Southwest Marine is licensed to engage in the insurance business in Arizona as well to engage in surety business in six additional states and it is authorized to write excess and surplus lines insurance in New York.
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
The domestic insurance company subsidiaries also file statutory financial statements with each state in the format specified by the NAIC. The NAIC provides accounting guidelines for companies to file statutory financial statements and provides minimum solvency standards for all companies in the form of risk-based capital requirements. The authorized control level of Risk Based Capital for New York Marine, Gotham and Southwest were $36.1 million, $4.9 million and $0.6 million at December 31, 2007, respectively. The policyholders’ surplus (the statutory equivalent of net worth) of each of the domestic insurance companies is above the minimum amount required by the NAIC.
The NAIC’s project to codify statutory accounting principles was approved by the NAIC in 1998. The purpose of codification was to provide a comprehensive basis of accounting for reporting to state insurance departments. The approval of codified accounting rules included a provision for the state insurance commissioners to modify such accounting rules by practices prescribed or permitted for insurers in their state. However, there were no differences reported in the statutory financial statements for the years ended 2007, 2006 and 2005 between the prescribed state accounting practices and those approved by the NAIC.
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

New York Marine and Gotham are subject to examination by the Insurance Department of the State of New York. The examinations of New York insurance companies normally occur every three to five years. Their most recent report on examinations were for the year ended December 31, 2000. There were no significant adjustments which resulted from those examinations. New York Marine’s and Gotham’s financial statements for the years 2001 through 2005 are currently under examination by the Insurance Department of the State of New York, and we expect that a report of these examinations will be issued in 2008. Southwest Marine is subject to examination by the Arizona Department of Insurance, but because it was only recently authorized to engage in the insurance business in Arizona, we do not expect it to be examined for several years.
The following table shows, for the periods indicated, the Company’s consolidated domestic insurance companies’ statutory ratios of net premiums written (gross premiums less premiums ceded) to policyholders’ surplus:

	Year ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Net premiums written	$167,853	$154,860	$133,892	$137,128	$98,307
Policyholders’ surplus	203,162	197,289	186,848	181,633	186,325

Ratio	.83 to 1	.78 to 1	.72 to 1	.75 to 1	.53 to 1
While there are no statutory requirements applicable to the Company which establish permissible premium to surplus ratios, guidelines established by the NAIC provide that the statutory net premiums written to surplus ratio should be no greater than 3 to 1. The Company is well within those guidelines.
NYMAGIC’s principal source of income is dividends from its subsidiaries, which are used for payment of operating expenses, including interest expense, loan repayments and payment of dividends to NYMAGIC’s shareholders. The maximum amount of dividends that may be paid to NYMAGIC by the domestic insurance company subsidiaries is regulated by the states in which the Company’s insurance subsidiaries are domiciled. Within these limitations, the maximum amount which could be paid to the Company out of the domestic insurance companies’ surplus to the holding company was approximately $20.3 million as of December 31, 2007.
The Company’s subsidiaries have paid dividends to the Company of $14.5 million, $13.2 million and $8.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. There were no extraordinary dividends paid during this period.
Each of New York Marine and Gotham is required to invest an amount equal to the greater of its minimum capital or its minimum policyholder surplus in obligations of the United States, obligations of the State of New York or its political subdivisions, obligations of other states and obligations secured by first mortgage loans. Sixty percent of that amount is required to be invested in obligations of the United States or obligations of the State of New York or its political subdivisions. In addition, each of New York Marine and Gotham is required to invest an amount equal to 50% of the aggregate amount of its unearned premium, loss and loss adjustment expense reserves in the following categories: cash, government obligations, obligations of U.S. institutions, preferred or guaranteed shares of U.S. institutions, loans secured by real property, real property, certain permitted foreign investments and development bank obligations. Investments in the foregoing categories are also subject to detailed quantitative and qualitative limitations applicable to individual categories and to an overall limitation that no more than 10% of each insurance company’s assets may be invested in any one institution. After each of New York Marine and Gotham invests an amount equal to 50% of its unearned premium, loss and loss adjustment reserves in the foregoing investments, each of New York Marine and Gotham may invest in equity and partnership interests, securities issued by registered investment companies and other otherwise impermissible investments, subject to applicable laws and regulatory requirements. Southwest Marine is also subject to certain investment limitations imposed by the state of Arizona, but invests in U.S. Treasury securities and high grade short-term securitites.

Several states have established guaranty funds which serve to provide the assured with payments due under policies issued by insurance companies that have become insolvent. Insurance companies that are authorized to write in these states are assessed a fee, normally based on direct writings in a particular state, to cover any payments made or to be made by guaranty funds. The Company’s insurance subsidiaries are subject to such assessments in the various states. The amounts paid for such assessments were approximately $230,000, $330,000 and $194,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
The Terrorism Risk Insurance Act of 2002 (“TRIA”) became effective on November 26, 2002 and has been extended through December 31, 2014. TRIA applies to all licensed and surplus lines insurers doing business in the United States, including Lloyd’s and foreign insurers, who are writing commercial property or casualty insurance. Under TRIA, insurers are required to offer terrorism insurance for most domestic property, casualty, workers compensation, inland marine and ocean marine and energy risks, as well as U.S. Flag vessels and aircraft on a worldwide basis. In return, the federal government will provide the insurance industry with assistance in the event there is a loss from certain acts of terrorism.
Each insurer has an insurer deductible under TRIA, which is based upon the prior year’s direct commercial earned premiums that are subject to the Act. The professional liability, commercial automobile, surety and reinsurance lines are not subject to the act. For 2007, that deductible was 20% of direct commercial earned premiums in 2006. For the years 2008 through 2014, the insurer’s deductible is 20% of the prior year’s direct earned premium and the federal government will reimburse the insurer for 85% of insured losses that exceed the deductible. The Company’s insurer deductible under TRIA was approximately $21 million in 2005, $25 million in 2006 and $24 million in 2007.
TRIA will assist the Company to mitigate exposure in the event of loss from an act of terrorism. In addition, part of the insurer deductible might be satisfied by recoveries under the Company’s existing reinsurance program. In 2005 the Company further minimized its potential loss from an act of terrorism by purchasing reinsurance protection for a one year period covering a limit of $12,000,000 in excess of the first $4,000,000 retained losses to the Company arising from terrorist acts. The Company elected not to purchase such reinsurance for 2006 or 2007.
Investment Policy
The Company follows an investment policy, which is reviewed quarterly and revised periodically by management and is approved by the Finance Committee of the Board of Directors. The investments of the Company’s subsidiaries conform to the requirements of the applicable state insurance laws and regulations, as well as the National Association of Insurance Commissioners (the “NAIC”) (See “Regulations”). The Company recognizes that an important component of its financial results is the return on invested assets. As such, management establishes the appropriate mix of traditional fixed income securities and other investments (including equity and equity-type investments; e.g. hedge funds) to maximize rates of return while minimizing undue reliance on low quality securities. Overall investment objectives are to (i) seek competitive after-tax income and total return as appropriate, while being cognizant of the impact certain investment decisions may have on the Company’s shareholders’ equity, (ii) maintain, in aggregate, medium to high investment grade fixed income asset quality, (iii) ensure adequate liquidity and marketability to accommodate operating needs, (iv) maintain fixed income maturity distribution commensurate with the Company’s business objectives and (v) provide portfolio flexibility for changing business and investment climates. The Company’s investment strategy incorporates guidelines (listed below) for asset quality standards, asset allocations among investment types and issuers, and other relevant criteria for the investment portfolio. In addition, invested asset cash flows, from both current income and investment maturities, are structured after considering the amount and timing of projected liabilities for losses and loss adjustment expenses under the Company’s insurance subsidiaries’ insurance policies using actuarial models.
The investment policy for NYMAGIC as of December 31, 2007 was as follows:
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

The investment policy for New York Marine as of December 31, 2007 was as follows:
Liquidity Portfolio: At least $20,000,000 will be maintained in liquid funds. Investments in the liquidity portfolio shall be limited to cash, direct obligations of the U.S. Government, repurchase agreements, obligations of government instrumentalities, obligations of government sponsored agencies, certificates of deposit, prime bankers acceptances, prime commercial paper, corporate obligations and tax-exempt obligations rated Aa3/AA- or MIG2 or better by Standard & Poor’s (“S&P”) or Moody’s. No investment in the liquidity portfolio will exceed a duration of one year from the time of purchase. No investment in the liquidity portfolio will exceed 5% of policyholders’ surplus at the time of purchase as last reported to the New York State Insurance Department except for direct obligations of the U.S. Government or its instrumentalities or repurchase agreements collateralized by direct obligations of the U.S. Government or its instrumentalities in which case there will be no limit.
Fixed Income Portfolio: Obligations of the U.S. Government, its instrumentalities, and government sponsored agencies will not be restricted as to amount or maturity. At least 75% of the corporate and tax-exempt investments in the fixed income portfolio will be restricted to those obligations rated, at a minimum, Baa3 by Moody’s or BBB- by S&P. For purposes of this calculation, the liquidity portfolio also will be included. Concentration will not exceed 5% of policyholder’s surplus at the time of purchase as last reported to the New York State Insurance Department. However, individual investments in floating rate super senior mortgages rated AAA by S&P, will not exceed 15% of policyholders’ surplus and collectively will not exceed 50% of total invested assets. For those securities with fixed interest rates, maturities will not exceed 30 years from date of purchase. At least 75% of the investments in asset backed securities shall similarly be rated, at a minimum, Baa3 by Moody’s or BBB- by S&P. Individual issues will be restricted to 5% of policyholders’ surplus at the time of purchase as last reported to the New York State Insurance Department. For those securities with fixed interest rates, maturities will not exceed 30 years from date of purchase. At least 75% of preferred stock investments with sinking funds will, at a minimum, be rated Baa3 by Moody’s or BBB- by S&P. Individual issues will be limited to 5% of policyholder’s surplus. Individual issues will be limited to 5% of policyholders’ surplus. All individual issues of Fannie Mae and Freddie Mac preferred stocks shall not exceed 10% of policyholders’ surplus. Prior notice to the Company is required in the event of a planned sale of a security in a loss position that exceeds 10% of its cost.
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

The following sets forth the allocation of our investment portfolio as of the dates indicated:

		Average			Average
	December 31, 2007	S&P Rating	Percent	December 31, 2006	S&P Rating	Percent
Fixed maturities

Available for Sale (Fair Value):
U.S. Treasury securities	$14,335,541	AAA	2.04%	$11,042,269	AAA	1.66%
Municipal obligations	7,810,318	A1	1.11%	7,802,878	A1	1.17%
Corporate securities	5,853,942	BB+	0.83%	12,138,485	BBB	1.83%
Mortgage-backed securities	134,890,799	AAA	19.25%	296,582,893	AAA	44.61%

Subtotal	$162,890,600	AAA	23.23%	$327,566,525	AAA	49.27%

Trading (Fair Value):
Municipal obligations	70,243,560	AA+	10.02%	—		—
Commercial middle market debt	8,293,725	B+	1.18%	—		—

Total fixed maturities	$241,427,885	AA+	34.43%	$327,566,525	AAA	49.27%

Equity securities trading (Fair Value):
Preferred stock	66,325,265	AA-	9.46%	—		—

Short-term investments (at Cost)	165,000	AAA	0.02%	136,601,455	AAA	20.55

Cash	204,913,343		29.23%	18,379,401		2.76%

Total fixed maturities, equity securities, cash and short-term investments	$512,831,493		73.14%	$482,547,381		72.58%

Limited partnership hedge funds (at Equity)	188,295,547		26.86%	182,324,313		27.42%

Total investment portfolio	$701,127,040		100.00%	$664,871,694		100.00%

Details of the mortgage-backed securities portfolio as of December 31, 2007 are presented below:

			Average	Average
			Underlying	FICO
			Loan to	Credit	Moody’s	S&P
Security description	Issue date	Fair value	Value % (1)	Score (1)	Rating	Rating
American Home Mortgage Assets	7/1/2006	$20,220,609	88.80	706	AAA	AAA
Bear Stearns Mortgage Funding	9/29/2006	12,921,619	83.30	710	AAA	AAA
Countrywide Alt Loan Trust A1	11/1/2005	13,001,835	82.60	697	AAA	AAA
Countrywide Alternative Loan Trust	12/1/2005	14,083,927	81.70	699	AAA	AAA
Residential Accredit Loans, Inc.	10/28/2005	12,608,860	78.70	704	AAA	AAA
Residential Accredit Loans, Inc.	12/1/2005	15,836,094	82.50	700	AAA	AAA
Washington Mutual	12/21/2005	11,607,434	79.10	715	AAA	AAA
Washington Mutual	7/1/2006	17,288,400	79.20	731	AAA	AAA
Washington Mutual 2006-AR13 1A	9/1/2006	17,322,021	76.20	729	AAA	AAA

		$134,890,799

(1)	At issue date
The Company has investments in residential mortgage backed securities amounting to $135 million at December 31, 2007. There were no unrealized investment losses on such securities at December 31, 2007. The Company recorded $6.5 million in declines in fair value considered to be other-than-temporary on such securities in 2007. These securities are the highest tranche in their credit structure and are commonly referred to as “super senior” residential mortgage backed securities. These super senior securities, consisting of nine “Alt A” mortgage securities, have floating interest rates and are rated AAA/Aaa by S&P/Moody’s. “Alt A” securities are residential home loans made to individuals that maintain credit scores similar to those individuals receiving prime loans, but provide less than full documentation required for a prime loan. The fair value of each security is provided by pricing services or security dealers. There has been considerable amount of turmoil in the U.S. housing market in 2007 and 2008, which has led to market declines in such securities. The markets for these types of securities can be illiquid and, therefore, the price obtained on these securities is subject to change, depending upon the underlying market conditions of these securities. We may be subject to a large degree of variability in pricing on such securities that can have a material effect on the Company.
As of March 12, 2008, the fair value of these super senior securities has declined by an additional $30 million before taxes. The decrease in the fair value of such securities is primarily the result of technical factors including the distressed sale of similar type securities by hedge funds and other large institutions.
Relationship with Mariner Partners, Inc.
The Company’s investments are monitored by management and the Finance Committee of the Board of Directors. The Company entered into an investment management agreement with Mariner Partners, Inc. (“Mariner”) effective October 1, 2002 that was amended and restated on December 6, 2002. Mariner is an investment management company founded by William J. Michaelcheck, a member of our Board of Directors. Mr. Michaelcheck is the beneficial owner of a substantial amount of the stock of Mariner. One of Mariner’s wholly-owned subsidiaries, Mariner Investment Group, Inc., which we refer to as the Mariner Group, was founded in 1992 and, together with its affiliates, provides investment management services to investment funds, reinsurance companies and a limited number of institutional managed accounts. The Mariner Group has been a registered investment adviser since May 2003. As described in more detail under “Mariner Investment Management Agreement,” under the terms of the agreement, Mariner manages the Company’s, New York Marine’s and Gotham’s investment portfolios. Fees to be paid to Mariner are based on a percentage of the investment portfolio as follows: .20% of liquid assets, .30% of fixed maturity investments and 1.25% of hedge fund (limited partnership) investments. Southwest Marine entered into an investment management agreement, the substantive terms of which are identical to those set forth above, with the Mariner Group, effective March 1, 2007. In addition to Mr. Michaelcheck, George R. Trumbull, Chairman, and a director of the Company, A. George Kallop, President and Chief Executive Officer and a director of the Company, and William D. Shaw, Jr., Vice Chairman and a director of the Company, are also associated with Mariner.

Mariner also entered into a voting agreement with Mark W. Blackman, Blackman Investments, LLC (now Lionshead Investments, LLC) and certain trusts and foundations affiliated with Louise B. Tollefson, of which Robert G. Simses, a director of the Company, is trustee, on February 20, 2002. As described in more detail under “Voting Agreement,” Mariner, with the approval of two of the three voting agreement participating shareholders, is generally authorized to vote all of the common shares covered by the voting agreement, which constituted approximately 15.5% of the Company’s issued and outstanding shares of common stock as of March 1, 2008.
The voting agreement also gives Mariner the right to purchase up to 1,350,000 shares of the Company’s common stock from the voting agreement participating shareholders. The option exercise price per share is based on the date the option is exercised. At the time the voting agreement was signed, the option exercise price was $19.00, with the exercise price increasing $0.25 per share every three months, subject to deduction for dividends paid. The exercise price of the option as of March 1, 2008 was $23.66. Generally, Mariner’s option will expire 30 days after the termination of the voting agreement, which is scheduled to terminate on December 31, 2010, if not terminated earlier.
Voting Agreement
On February 20, 2002, shareholders who are affiliated with the Blackman/Tollefson family entered into a voting agreement with Mariner which affected approximately 15.5% of the voting power of NYMAGIC as of March 1, 2008.
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
Amendments to the Voting Agreement
The voting agreement provides that it may be amended or extended by the unanimous written consent of the participating shareholders and Mariner. The voting agreement was amended on January 27, 2003 to extend the duration of the agreement from February 15, 2005 to February

15, 2007 in order to provide Mariner with additional time to improve the performance of NYMAGIC, and in order to allow for the appointment of an eleventh director and David W. Young was chosen for this newly created Board position. Mr. Young is affiliated with Conning Capital Partners VI, L.P., which owns 600,000 shares of our common stock and options to purchase an additional 300,000 shares of our common stock and which we refer to as Conning. The voting agreement was further amended on March 12, 2003 to allow for the appointment of a twelfth director and John T. Baily was chosen for this newly created Board position. In addition, as discussed under “Transferability of NYMAGIC Shares,” a limited waiver was agreed with respect to certain transferability restrictions.
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
Election of Directors
Provided that the candidates of the participating shareholders would not be legally disqualified from serving as directors of NYMAGIC, Mariner is required to vote all shares that are subject to the amended and restated voting agreement in favor of the election of those candidates, or any successor or replacement candidates, nominated by the participating shareholders. Mariner is not permitted to vote the shares subject to the amended and restated voting agreement to remove any director nominated by a participating shareholder without the consent of that participating shareholder. In accordance with the general voting provisions discussed above under the heading “Voting Rights of Mariner,” Mariner is permitted to vote the shares subject to the amended and restated voting agreement to elect its own candidates only with the written approval of two of the three participating shareholders. In connection with the election of directors at the annual meeting of shareholders in 2007, all three of the participating shareholders approved the voting of those shares to elect the three candidates nominated by Mariner.
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
On March 5, 2008, John R. Anderson, Glenn Angiolillo, John T. Baily, A. George Kallop, David E. Hoffman, William J. Michaelcheck, William D. Shaw, Jr., Robert G. Simses, George R. Trumbull, III, Glenn R. Yanoff and David W. Young were nominated for election to the Board at the next annual meeting of shareholders.
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
The option exercise price per share is based on the date the option is exercised. At the time the voting agreement was signed, the option exercise price was $19.00, with the exercise price increasing $0.25 per share every three months. The initial exercise price of $19.00 was approximately equal to the mid-point of the market price of our common stock and the book value of our common stock during the period in which the voting agreement was negotiated. The final exercise price, for exercises between November 15, 2010 and December 31, 2010 is $27.75 per share. The exercise price will be adjusted by deducting the cumulative amount of dividends paid by us in respect of each share of its common stock from January 31, 2003 through the date Mariner exercises its option. This option was granted with the intention of aligning Mariner’s interests with the interests of all of our shareholders. The exercise price of the option as of March 1, 2008 was $23.66 per share.

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
Southwest Marine entered into an investment management agreement with the Mariner Group effective March 1, 2007, which is virtually identical to the investment management agreement between the Company and Mariner.
The investment management agreements do not have a specific duration period and may be terminated by either party on 30 days’ prior written notice. Fees to be paid to Mariner under the investment management agreements are based on a percentage of the investment portfolio as follows: 0.20% of liquid assets, 0.30% of fixed maturity investments and 1.25% of hedge fund (limited partnership) investments.

The Company incurred Mariner investment expenses of $2,951,404, $2,887,985 and $3,356,928 pursuant to the investment management agreements in 2007, 2006 and 2005, respectively. Assuming these agreements are in effect in 2008, the Company would not anticipate any significant change in investment expenses. In the event that assets in the hedge fund and equity portfolio are invested in alternative investment vehicles managed by Mariner or any of its affiliates, the 1.25% advisory fee is waived with respect to those investments, although any fees imposed by the investment vehicles themselves are nonetheless payable.
In 2003, the Company entered into a limited partnership hedge fund (Tiptree) that invests in Collateralized Debt Obligations (CDO) securities, Credit Related Structured Products (CRS) securities and other structured products that are structured, managed or advised by a Mariner affiliated company. In 2003, the Company made an investment of $11.0 million, representing a 100% interest in Tiptree, which is consolidated in the Company’s financial statements through August 1, 2006. Additional investments of $6.25 million, $2.7 million and $4.65 million were made in Tiptree in 2007, 2005 and 2004, respectively. The Company is committed to providing an additional $15.4 million, or a total of approximately $40 million, in capital to this limited partnership. On August 18, 2006, the Company entered into an Amended and Restated Limited Partnership Agreement of Tricadia CDO Fund, L.P. (“Tricadia”), effective as of August 1, 2006, with Tricadia Capital, LLC, the general partner, and the limited partners named therein (the “Amended Agreement”) to amend and restate the Limited Partnership Agreement of Mariner Tiptree (CDO) Fund, I, L.P. entered into in 2003 (the “Original Agreement”). The Amended Agreement changed the name of the partnership, amended and restated in its entirety the Original Agreement and provides for the continuation of the partnership under applicable law upon the terms and conditions of the Amended Agreement. The Amended Agreement, among other items, substantially changed the fee income structure as well as provides for the potential conversion of limited partnership interests to equity interests. The fee income was changed in the Amended Agreement from 50% of the fee received by the investment manager in connection with the management of CDOs in Tricadia to a percentage equal to the pro-rata portion of the CDO equity interest held by Tricadia. In no event, however, will the fee be less than 12.5%. The Amended Agreement also provided for an additional CDO fee to be determined based upon the management fees earned by the investment manager. As a result of these substantial changes to the Original Agreement, the Company deconsolidated Tricadia, formerly known as Tiptree, from its financial statements as of August 1, 2006 and has since included Tricadia as a limited partnership investment at equity in the financial statements. Investment expenses incurred and payable under the Tiptree agreement at December 31, 2007 and December 31, 2006 amounted to $(812,646) and $792,144, respectively, and were based upon the fair value of those securities held and sold during 2007 and 2006, respectively. This agreement also provides for other fees payable to the manager based upon the operations of the hedge fund. There were no other fees incurred through December 31, 2007.
William J. Michaelcheck, a director of the Company, is the Chairman of Mariner and is the beneficial owner of a substantial amount of the stock of Mariner. George R. Trumbull, Chairman and a director of the Company, A. George Kallop, President and Chief Executive Officer and a director of the Company, and William D. Shaw, Jr., Vice Chairman and a director of the Company, are also associated with Mariner. Currently, Mr. Shaw is a shareholder of Mariner and Messrs. Trumbull and Kallop have contractual relationships with Mariner relating to consulting services. The Company has a consulting agreement with William D. Shaw, Jr. pursuant to which it paid him $100,000 in 2007 for consulting services relating to the Company’s managing its relations with the investment community and other managerial advice and counsel. As noted above, pursuant to the amended and restated voting agreement, Mariner controlled the vote of approximately 15.5% of NYMAGIC’s outstanding voting securities as of March 1, 2008.
The Company believes that the terms of the investment management agreements are no less favorable to NYMAGIC and its subsidiaries than the terms that would be obtained from an unaffiliated investment manager for the services provided. The investment management fees paid to Mariner were arrived at through negotiations between the Company and Mariner. All then current directors participated in the discussion of the 2002 investment management agreement. In accordance with the Company’s conflict of interest policy, the investment management agreement was approved by an independent committee of the Company’s Board of Directors, which consisted of all directors who were neither Mariner affiliates nor participating shareholders under the voting agreement. Thereafter, the investment management agreement was approved by the entire Board of Directors. Under the provisions of the New York insurance holding company statute, because of the control relationship between Mariner and New York Marine and Gotham, the investment management agreement was submitted for review by the New York State Insurance Department, which examined, among other things, whether its terms were fair and equitable and whether the fees for services were reasonable. Upon completion of that review, the investment management agreement was found to be non-objectionable by the Department. Similarly, the investment management agreement between Southwest Marine and the Mariner Group was approved by an Independent Committee of the Board of Directors and was found by the Arizona Department of Insurance to be non-objectionable.
Subsidiaries
NYMAGIC was formed in 1989 to serve as a holding company for the subsidiary insurance companies. NYMAGIC’s largest insurance company subsidiary is New York Marine which was formed in 1972. Gotham was organized in 1986 as a means of expanding into the excess and surplus lines marketplace in states other than New York and Southwest Marine was organized in 2005 as a means of expanding into excess and surplus lines in New York. New York Marine and Gotham entered into a Reinsurance Agreement, effective January 1, 1987, under the terms of which Gotham cedes 100% of its gross direct business to New York Marine and assumes 15% of New York Marine’s total retained business, beginning with the 1987 policy year. Accordingly, for policy year 1987 and subsequent, Gotham’s underwriting statistics are similar to New York Marine’s. As of December 31, 2007, 75% and 25% of Gotham’s common stock is owned by New York Marine and NYMAGIC, respectively. Southwest Marine and New York Marine entered into a reinsurance agreement effective January 1, 2007, under the terms of which, New York Marine cedes 5% of its gross direct business to Southwest Marine. 100% of Southwest Marine’s stock is owned by New York Marine.
Gotham does not assume or cede business to or from other insurance companies. As of December 31, 2007, New York Marine had aggregate receivables due from Gotham of approximately $48 million, or 26% of New York Marine’s policyholders’ surplus, and aggregate receivables due from Southwest Marine of approximately $6 million, or 3% of New York Marine’s policyholders’ surplus. Gotham had aggregate reinsurance receivables due from New York Marine, as of December 31, 2007, of approximately $74 million, or 116% of Gotham’s policyholders’ surplus.
MMO was formed in 1964 to underwrite a book of ocean marine insurance and was acquired in 1991 by NYMAGIC. MMO’s activities expanded over the years and it now underwrites a book of ocean marine, inland marine and other liability insurance.
Midwest was formed in 1978 to underwrite a varied book of business located in the Midwest region and was acquired in 1991 by NYMAGIC.
PMMO was formed in 1975 to underwrite a varied book of business located in the West Coast region and was acquired in 1991 by NYMAGIC; PMMO’s principal office was closed in 2007 and its operations have been absorbed by MMO.
MMO UK was formed in 1997 as a Lloyd’s limited liability corporate capital vehicle, was placed into runoff in 2002 and was sold in 2005.
MMO EU was formed in 1997 as a holding company for MMO UK and was liquidated in February 2007.
The Company has been a 100% limited partner in Tiptree, now Tricadia, that invests in CDO securities, CRS securities and other structured product securities, but because the limited partnership agreement was amended and restated in 2006 the Company ceased consolidating this investment as of August 1, 2006 as a result of an amended agreement that provides for substantial changes in the source of revenues and the potential conversion of limited partnership interests to equity interests. The Company includes this investment in limited partnerships at equity.
Competition
The insurance industry is highly competitive and the companies, both domestic and foreign, against which the Company competes, are often larger and could have greater capital resources than the Company and the pools. The Company’s principal methods of competition are pricing and responsiveness to the individual insured’s coverage requirements.
We compete in the United States and international markets with domestic and international insurance companies. In the area of our primary focus, ocean marine liability, there are approximately 50 insurance companies writing almost $3.1 billion in annual premiums for ocean, drill rig, hull, war, cargo and other marine liability. Our main competitors and their respective shares of this market, as determined by Best’s Aggregates and Averages, 2007 Edition (which used 2006 data), are: American International Group, 13.1%; Travelers Insurance Companies, 9.8%; ACE INA Group, 8.7%; CNA Insurance Companies, 8.5%; Chubb Group of Insurance Companies, 6.1%; Allianz of America, Inc., 5.8%; American Steamship Owners Mutual, 5.3%; White Mountains Insurance Group, 5.1%; Navigators Insurance Group, 4.0%; and Markel Corporation Group, 2.5%. Our market share is approximately 2.4%.
With regard to the Company’s other lines of business, the magnitude of the market is such that our market share is insignificant. Within the overall property, casualty and professional liability insurance markets, the Company seeks to take advantage of attractive niche opportunities. Much of this business is written on a surplus lines basis, which gives the company considerable flexibility in terms of forms and rates. While the Company is a significant writer of excess workers compensation business, overall excess workers compensation writings are a small fraction of overall workers compensation writings.
The Company believes it can successfully compete against other companies in the insurance market due to its philosophy of underwriting quality insurance, its reputation as a conservative well-capitalized insurer and its willingness to forego unprofitable business.
Employees
The Company currently employs 152 persons, of whom 23 are insurance underwriters. None of our employees is covered by a collective bargaining agreement and management considers the relationship with our employees to be good.

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
We are required to maintain reserves to cover our estimated ultimate liability of losses and loss adjustment expenses for both reported and unreported claims incurred. These reserves are only estimates of what we think the settlement and administration of claims will cost based on our assumptions and facts and circumstances known to us. The low frequency and high severity of many of the risks we insure coupled with the protracted settlement period make it difficult to assess the overall adequacy of our loss reserves. Because of the uncertainties that surround estimating loss reserves and loss adjustment expenses, we cannot be certain that ultimate losses will not exceed these estimates of losses and loss adjustment reserves. The level of catastrophe losses has fluctuated in the past and may fluctuate in the future. In 2005 the Company incurred significant catastrophe losses from hurricanes Katrina and Rita. After tax losses resulting from catastrophes in 2007, 2006 and 2005 amounted to $0, $0.7 million and $13.9 million, respectively. If our reserves were insufficient to cover our actual losses and loss adjustment expenses, we would have to augment our reserves and incur a charge to our earnings. These charges could be material.

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
We are subject to credit risk with respect to our reinsurers because the transfer of risk to a reinsurer does not relieve us of our liability to the insured and the credit risk of our reinsurers may be negatively impacted by the current volatile investment environment. In addition, reinsurers may be unwilling to pay us even though they are able to do so. The failure of one or more of our reinsurers to honor their obligations to us or to delay payment would impact our cash flow and reduce our net income and could cause us to incur a significant loss. We previously entered into reinsurance contracts with a reinsurer that is now in liquidation and is seeking $2 million from us. Should the Company be unsuccessful in its defenses, this could reduce net income.
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
As a result of our strategy to focus on specialty products in niches where we believe that we have underwriting and claims expertise and to decline business where pricing does not afford what we consider to be acceptable returns, our business is concentrated in the ocean marine, excess and surplus lines property, casualty and professional liability, and excess workers compensation lines of insurance. If our results of operations from any of these specialty lines are less favorable for any reason, including lower demand for our products on terms and conditions that we find appropriate, flat or decreased rates for our products or increased competition, the reduction could have a material adverse effect on our business.

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
Our industry is highly competitive and has experienced severe price competition over the last several years. The majority of our main competitors have greater financial, marketing and management resources than we do, have been operating for longer than we have and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. Much of our business is placed through insurance brokers. If insurance brokers were to decide to place more insurance business with competitors that have greater capital than we do, our business could be materially adversely affected. In addition, if we face further competition in the future, we may not be able to compete successfully.
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
We are dependent on our key personnel.
Our success has been, and will continue to be, dependent on our ability to retain the services of our existing key executive officers and to attract and retain additional qualified personnel in the future. We consider our key officers to be George Kallop, our President and Chief Executive Officer, George Sutcliffe, our senior vice president-claims, Paul Hart, our senior vice president, general counsel and secretary, Thomas Iacopelli, our senior vice president, chief financial officer and treasurer, Mark Blackman, our executive vice president and chief underwriting officer, Craig Lowenthal, our senior vice president and chief information officer and David Hamel, our controller. In addition, our underwriting staff is critical to our success in the production of business. While we do not consider any of our key executive officers or underwriters to be irreplaceable, the loss of the services of any of our key executive officers or underwriters or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct our business, for example, by causing disruptions and delays as workload is shifted to existing or new employees.
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
The Company has investments in residential mortgage backed securities amounting to $135 million at December 30, 2007. There were no unrealized investment losses on such securities at December 31, 2007. The Company recorded $6.5 million in declines in fair value considered to be other-than-temporary on such securities in 2007. These residential mortgage backed securities, consisting of nine “Alt A” mortgage securities, have floating interest rates and are rated AAA/Aaa by S&P/Moody’s. “Alt A” securities are residential home loans made to individuals that maintain credit scores similar to those individuals receiving prime loans, but provide less than full documentation required for a prime loan. The fair value of each security is provided by pricing services or security dealers. There has been considerable amount of turmoil in the U.S. housing market in 2007 which has led to market declines in such securities. The markets for these types of securities can be illiquid and, therefore, the price obtained on these securities is subject to change, depending upon the underlying market conditions of these securities. We may be subject to a large degree of variability in pricing on such securities that can have a material effect on the Company.
As of March 12, 2008, the fair value of these super senior securities has declined by an additional $30 million before taxes. The decrease in the fair value of such securities is primarily the result of technical factors including the sale of similar type securities by hedge funds and other large institutions.
The Company purchased preferred stocks in 2007. The average credit quality of these investments at December 31, 2007 was AA- by Standard & Poors. The purchases were made in the preferred stocks of government sponsored enterprises and large banks and are included in our trading portfolio. The Company may seek to redeploy future investments into preferred stocks. This change in strategy may effect our overall investment yield and create more volatility in investment income results.
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
Computer system risks
We rely on our computer equipment, software and technical personnel to accumulate data in order to quote new and existing business, record loss reserves, pay claims and maintain historical statistical information. Any disruption of this process would affect many aspects of our business. Computer risks include hardware failures, software defects, incompatibility of related systems, improper inputs from technical and operational personnel, and functional obsolescence due to the rapid advance of technology and the expanding needs of our business to remain completive. Risks also include the costs of testing and implementing new systems to take advantage of new technology and charging off unamortized expenses related to software and equipment that has no further useful life. For example, during 2007 we incurred $3.4 million in after tax charges from the write-off of computer equipment and software after determining that such software did not have the necessary functionality to effectively conduct our business operations and no longer possessed any future service potential. We are evaluating alternative computer systems, but in the event that such systems do not operate as intended, we could suffer from the inability to quote business or pay claims in a timely manner.
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
Currently, the ownership of our stock is highly concentrated. Historically, the trading market in our common stock has been thin. In 2005, our average monthly trading volume was 213,000 shares. In 2006, our average monthly trading volume was 448,000 shares. In 2007, our average monthly trading volume was 761,000 shares. In 2005, we had three days on which none of our shares traded and in 2006 we had two days on which none of our shares traded. In 2007, there were no such non-trading days. We cannot assure you that the trading market for our common stock will become more active on a sustained basis. Therefore, you may have difficulties in selling shares of our common stock.
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
Several of our shareholders, together with some of their affiliates, have entered into a voting agreement with Mariner which will last until December 31, 2010, unless terminated earlier. This voting agreement authorizes Mariner, with the approval of any two of three participating shareholders under the voting agreement, to vote all the shares covered by the agreement. Among other matters, the voting agreement addresses the composition of our board of directors. The shares covered by the voting agreement currently represent approximately 15.5% of our outstanding shares of common stock as of March 1, 2008. As a result, to the extent that those shares are voted by Mariner in accordance with the voting agreement, Mariner and the participating shareholders could significantly influence most matters on which our shareholders have the right to vote. This means that other shareholders might be less able to impact voting decisions than they would have if they made a comparable investment in a company that did not have a concentrated block of shares subject to a voting agreement.
The voting agreement and the concentration of our stock ownership in the hands of a few shareholders could impede a change of control and could make it more difficult to effect a change in our management.
Because approximately 15.5% of our currently outstanding stock is subject to the voting agreement, it may be difficult for anyone to effect a change of control that is not approved by the parties to the voting agreement. Even if the participating shareholders were to terminate the voting agreement, their collective share ownership would still be substantial, so that they could choose to vote in a similar fashion on a change of control and have a significant impact on the outcome of the voting. And, even without taking into account the voting agreement, the participating shareholders and our directors and executive officers beneficially own approximately 38.7% of our issued and outstanding common stock as of March 1, 2008. The voting agreement and the concentration of our stock ownership could impede a change of control of NYMAGIC that is not approved by the participating shareholders and which may be beneficial to shareholders who are not parties to the voting agreement. In addition, because the voting agreement, together with the concentration of ownership, results in the major shareholders determining the composition of our Board of Directors, it also may be more difficult for other shareholders to attempt to cause current management to be removed or replaced.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company does not own, directly or indirectly, any real estate. The Company subleases office space for day-to-day operations in the following cities:
New York — 68,615 square feet
Chicago — 3,500 square feet
San Francisco — 2,000 square feet
The Company’s principal executive offices are approximately 69,000 square feet in size and are located at 919 Third Avenue, New York, New York 10022. The Company entered into a sublease for approximately 28,000 square feet of this space, which commenced on March 1, 2003 and expires on July 30, 2016. In April 2005, the Company signed an amendment to the sublease, for approximately 10,000 square feet of additional space. The amended sublease expires on July 30, 2016. The minimum monthly rental payments of $141,276 under the amended sublease include the rent paid by the Company for the original sublease. Rent payments under the amended sublease commenced in 2005 and end in 2016, with payments amounting to $20.8 million, collectively, over the term of the agreement. In June 2007, the Company leased an additional 30,615 square feet at the principal executive location in New York City. The lease provides for minimum monthly rental payments of $197,722 beginning in 2008 and $210,478 beginning in 2013. The lease expires on July 30, 2016.
Item 3. Legal Proceedings
The Company previously entered into reinsurance contracts with a reinsurer that is now in liquidation. On October 23, 2003, the Company was served with a Notice to Defend and a Complaint by the Insurance Commissioner of the Commonwealth of Pennsylvania, who is the liquidator of this reinsurer, alleging that approximately $3 million in reinsurance claims paid to the Company in 2000 and 2001 by the reinsurer are voidable preferences and are therefore subject to recovery by the liquidator. The claim was subsequently revised by the liquidator to approximately $2 million. The Company filed Preliminary Objections to Plaintiff’s Complaint, denying that the payments are voidable preferences and asserting affirmative defenses. These Preliminary Objections were overruled on May 24, 2005 and the Company filed its Answer in the proceedings on June 15, 2005. On December 7, 2006 the liquidator filed a motion of summary judgment to which the Company responded on December 19, 2006 by moving for a stay, pending the resolution of a similar case currently pending before the Supreme Court of the Commonwealth of Pennsylvania. As of March 1, 2008 there has been no ruling on the Company’s motion, and no trial date has been set for this matter. The Company intends to defend itself vigorously in connection with this lawsuit. The Company believes it has strong defenses against these claims; however, there can be no assurance as to the outcome of this litigation.
Item 4. Submission of Matters to a Vote of Security Holders
The Company did not submit any matters to a vote of security holders during the fourth quarter of 2007.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock trades on the New York Stock Exchange (NYSE Symbol: NYM). The following table sets forth high and low sales prices of the common stock for the periods indicated as reported on the New York Stock Exchange composite transaction tape.

	2007		2006
	High	Low	High	Low
First Quarter	$42.22	$35.60	$29.99	$24.30
Second Quarter	44.95	39.15	32.80	27.09
Third Quarter	42.02	25.56	32.99	27.85
Fourth Quarter	31.59	19.66	37.50	30.28
As of March 1, 2008, there were 53 shareholders of record. However, management believes there were approximately 1,510 beneficial owners of NYMAGIC’s common stock as of February 28, 2008.

Dividend Policy
The Company declared a dividend of six cents per share to shareholders of record in March, June, September and December in 2005 and in March 2006, and a dividend of eight cents per share to shareholders of record in June, September and December of 2006 and March, June, September and December of 2007. For a description of restrictions on the ability of the Company’s insurance subsidiaries to transfer funds to the Company in the form of dividends, see “Business — Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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
OPERATING DATA

	Year ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)
Revenues:
Net premiums earned	$166,096	$151,834	$134,557	$116,333	$96,394
Net investment income	35,489	47,897	36,060	23,679	22,394
Commission income (loss)	414	542	1,198	461	(230)
Net realized investment (losses) gains	(6,903)	(402)	(805)	678	550
Other income (loss), net	(4,659)	596	334	1,790	1,688

Total revenues	$190,437	$200,467	$171,344	$142,941	$120,796

Expenses:
Net losses and loss adjustment expenses incurred	$89,844	$86,136	$92,290	$66,558	$55,715
Policy acquisition expenses	37,695	31,336	30,491	25,166	19,430
General and administrative expenses	36,018	31,402	27,183	23,247	19,428
Interest expense	6,726	6,712	6,679	5,353	26

Total expenses	$170,283	$155,586	$156,643	$120,324	$94,599

Income before income taxes	$20,154	$44,881	$14,701	$22,617	$26,197

Income taxes expense (benefit)
Current	10,509	16,777	6,152	3,835	8,987
Deferred	(3,727)	(1,746)	(1,152)	4,151	117

	6,782	15,031	5,000	7,986	9,104

Net income	$13,372	$29,850	$9,701	$14,631	$17,093

BASIC EARNINGS PER SHARE:

Weighted average shares outstanding	8,896	8,807	8,734	9,736	9,673
Basic earnings per share	$1.50	$3.39	$1.11	$1.50	$1.77

DILUTED EARNINGS PER SHARE:

Weighted average shares outstanding	9,190	9,177	8,918	9,916	9,828
Diluted earnings per share	$1.46	$3.25	$1.09	$1.48	$1.74

Dividends declared per share	$.32	$.30	$.24	$.24	$.24

BALANCE SHEET DATA:

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Total cash and investments	$701,127	$664,872	$622,404	$630,872	$519,642
Total assets	1,107,977	1,119,296	1,090,419	997,094	875,125
Unpaid losses and loss adjustment expenses	556,535	579,179	588,865	503,261	518,930
Notes payable	100,000	100,000	100,000	100,000	—
Total shareholders’ equity	279,446	270,700	239,284	258,118	244,291
Book value per share	$31.56	$29.14	$26.44	$25.91	$24.47
For a description of factors that materially affect the comparability of the information reflected in the Selected Financial Data, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Highlights-2007 year
•	Net income of $13.4 million or $1.46 per diluted share
•	Total shareholders’ equity of $279.5 million, or $31.56 per diluted share
•	Net premium growth in core lines of 9% over 2006
•	Favorable net loss reserve development reported on prior year loss reserves of $13.8 million
•	Loss ratio of 54.1%
•	After tax charges of $3.4 million for the write off of inefficient computer software
•	After tax charges of $1.1 million for expenses relating to an investment in an asset management company that was not consummated
•	Net investment income of $35.5 million
•	Realized investment losses of $6.9 million
•	Total cash and invested assets of $701.1 million at year end 2007
•	A.M. Best Rating of A (excellent) for New York Marine and Gotham
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

NYMAGIC Gross Premiums Written	Year Ended December 31,
By Segment	2007		2006		2005
	(Dollars in thousands)
Ocean Marine	$98,689	43%	$104,876	43%	$105,628	53%
Inland Marine/Fire	18,625	8%	21,595	9%	25,000	12%
Other Liability	110,986	49%	114,754	48%	69,346	35%

Subtotal	228,300	100%	241,225	100%	199,974	100%
Run off lines (Aircraft)	88	—	84	—	396	—

Total	$228,388	100%	$241,309	100%	$200,370	100%

NYMAGIC Net Premiums Written	Year Ended December 31,
By Segment	2007		2006		2005
	(Dollars in thousands)
Ocean Marine	$68,192	41%	$75,243	49%	$70,596	53%
Inland Marine/Fire	6,935	4%	7,097	4%	8,452	6%
Other Liability	92,618	55%	72,231	47%	54,592	41%

Subtotal	167,745	100%	154,571	100%	133,640	100%
Run off lines (Aircraft)	108	—	289	—	252	—

Total	$167,853	100%	$154,860	100%	$133,892	100%

NYMAGIC Net Premiums Earned	Year Ended December 31,
By Segment	2007		2006		2005
	(Dollars in thousands)
Ocean Marine	$71,637	43%	$78,350	52%	$71,688	53%
Inland Marine/Fire	6,978	4%	7,793	5%	7,340	6%
Other Liability	87,373	53%	65,402	43%	55,277	41%

Subtotal	165,988	100%	151,545	100%	134,305	100%
Run off lines (Aircraft)	108	—	289	—	252	—

Total	$166,096	100%	$151,834	100%	$134,557	100%

Unlike many types of commercial insurance, ocean marine and inland marine premium rates and coverage terms are not strictly regulated by governmental authorities. In addition, much of the Company’s property, casualty and professional liability writings are written on a surplus lines basis or in the New York Free Trade Zone. With respect to these lines, the Company is able to adjust premium rates and coverage terms quickly in response to competition, varying degrees of risk and other factors. In addition, the Company, by virtue of its underwriting flexibility, is able to emphasize specific lines of business in response to advantageous premium rates and its anticipation of positive underwriting results. However, the insurance industry is highly competitive and the companies against which the Company competes may seek to limit any market premium rate.
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
Prevailing policy terms and conditions in the property and casualty insurance market are also highly cyclical. Changes in coverage terms unfavorable to insurers, which tend to be correlated with declining rates, could further reduce our net income. Even as rates rise, the average percentage rate increases can fluctuate greatly and be difficult to predict.
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
Year Ended December 31, 2007 as Compared to Year Ended December 31, 2006
Net income for the year ended December 31, 2007 was $13.4 million or $1.46 per diluted share, as compared to $29.9 million or $3.25 per diluted share, for the year ended December 31, 2006. Net income for 2007 was adversely affected by lower investment income, increases in realized investment losses and after-tax losses of $3.4 million or $.39 per share, resulting from the write-off of inefficient computer software and after tax losses of $1.1 million or $.13 per share resulting from expenses relating to an investment in an asset management company that was not consummated.
Total revenues for the year ended December 31, 2007 were $190.4 million, down 5%, compared with $200.5 million for the year ended December 31, 2006 primarily reflecting decreases in net investment income, increases in realized investment losses and the write-off of computer software.
Net realized investment losses after taxes for the year ended December 31, 2007 were $4.5 million, or $49 per diluted share, compared with $262,000, or $.03 per diluted share, for 2006. The realized investment losses in 2007 primarily relate to write-downs to the Company’s investments in residential mortgage backed securities that consist of “Alt A” mortgages.
Gross premiums written of $228.4 million decreased by 5% for the year ended December 31, 2007 compared to the same period of 2006. However, net premiums written of $167.9 million increased by 8% for the year ended December 31, 2007 over the same period of 2006, and net premiums earned of $166.1 million for the year ended of 2007 increased by 9% compared with the same period last year.
Premiums for each segment are discussed below:
Ocean marine gross premiums written in 2007 decreased by 6%, primarily reflecting volume decreases in hull premium as a result of not renewing certain unprofitable accounts and declines in production of marine liability business. Rates in the various classes of marine business were generally flat to slightly declining when compared to 2006.
Ocean marine net premiums written and net premiums earned for year ended December 31, 2007 each decreased by 9% when compared to 2006. Net written and earned premiums in 2007 reflected higher excess of loss reinsurance costs primarily as a result of $2.3 million in reinstatement reinsurance costs incurred on a cargo loss in 2007, and lower amounts of earned premium in the energy class due to additional ceded premiums earned.
Effective January 1, 2007, the Company maintained its $5 million per risk and $6 million per occurrence net loss retention in the ocean marine line that was in existence during 2006; however, the Company could incur an additional loss amount, as large as $5 million, depending upon the gross loss to the Company in excess of $5 million. The 80% quota share reinsurance protection for the Company’s energy business, which commenced in 2006, also remained in effect for 2007. The Company terminated its relationship with one of its agents writing cargo business in 2007. As a result of this termination, both gross and net written premiums in the ocean marine class are expected to decline in 2008 when compared to 2007.
Inland marine/fire gross premiums written, net premiums written and net premiums earned for the year ended December 31, 2007 decreased by 14%, 2% and 10%, respectively, when compared to 2006. Premiums in 2007 reflected mildly lower market rates when compared to 2006 as well as declines in production in certain property risks.
Other liability gross premiums written decreased by 3% for the year ended December 31, 2007 when compared to 2006. Net premiums written and net premiums earned for the year ended December 31, 2007 rose by 28% and 34%, respectively, when compared to 2006. The Company writes excess workers’ compensation insurance on behalf of certain self-insured workers’ compensation trusts. In 2006, the Company provided gross statutory limits on the renewals of its then existing in force book of excess workers’ compensation policies to these trusts. The reinsurance structure that was in effect in 2006 included a general excess of loss treaty in order to protect the Company on any one risk or occurrence and the resulting net retention was then subject to a 70% quota share reinsurance treaty. The Company terminated its relationship with its former primary source of excess workers’ compensation premium effective December 31, 2006. However, the Company’s alternative source of excess workers’ compensation production issued substantially all of the Company’s excess workers’ compensation premiums in 2007. These policies also provide excess workers’ compensation insurance on behalf of self-insured workers’ compensation trusts. Moreover, the Company maintains a general excess of loss treaty in order to protect the Company on any one risk or occurrence; however, the 70% quota share reinsurance agreement was terminated at the end of 2006.
As a result of the changes in gross underwriting and reinsurance structures, gross premiums written decreased in the excess worker’s compensation class, while net premiums written and net premiums earned increased in this class during 2007 when compared to 2006. Gross premiums written in the excess workers’ compensation class decreased to $32.5 million in 2007 from $41.7 million for the same period of 2006. Net premiums written, however, increased to $26.4 million in 2007 from $11.5 million in 2006 and net premiums earned increased to $23.4 million in 2007 from $11.6 million in 2006. Volume increases in the professional liability class were also achieved in 2007 when compared to 2006. Premium rates in these classes during in 2007 were flat to slightly declining when compared to 2006.

Aircraft premiums were nominal in 2007 and 2006 as a result of the Company having ceased writing new aircraft policies subsequent to March 31, 2002.
Net losses and loss adjustment expenses incurred as a percentage of net premiums earned (the loss ratio) were 54.1% for the year ended December 31, 2007 as compared to 56.7% for 2006. The Company reported lower loss ratios in the other liability line of business in 2007 when compared to 2006 primarily as a result of the novation of substantially all of the excess workers’ compensation policies written in conjunction with our prior producer of those policies. The novation reduced the overall loss ratio by 3.7 percentage points in 2007. The ocean marine loss ratio was down slightly in 2007 when compared to 2006 as a result of favorable loss reserve development that was off set partially by a large cargo claim. The inland marine/fire loss ratio decreased in 2007, reflecting lower severity losses in the fire and the surety classes.
The Company decreased net loss reserves by approximately $13.8 million in 2007 from the 2006-year end net unpaid loss reserve amount of $293 million as a result of favorable loss reserve development. This compared to $7.7 million of favorable loss reserve development recorded in 2006.
The favorable development of $13.8 million in 2007 included $6.2 million recorded on the novation of excess workers’ compensation policies in the other liability line for accident years 2004-2006. Partially offsetting this benefit in the other liability line was adverse development of $3.0 million in the professional liability class as a result of two large claims in the 2006 accident year. The ocean marine line reported favorable development in the 2003-2005 accident years largely as a result of favorable loss trends. The inland marine/fire segment also reported favorable loss development partially due to lower emergence of severity losses. The favorable development in 2007 was partially offset by approximately $3.3 million in adverse development from the runoff aviation class.
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
Policy acquisition costs as a percentage of net premiums earned (the acquisition cost ratio) for the years ended December 31, 2007 and 2006 were 22.7% and 20.6%, respectively. The other liability acquisition cost ratio was lower in 2006 as a result of override commissions obtained from the quota share reinsurance agreement in the excess workers’ compensation class, which was not renewed in 2007. The ocean marine acquisition cost ratio in 2007 was adversely impacted by reinstatements incurred on a large cargo loss that lowered net premiums earned without any corresponding reduction in acquisition costs.
General and administrative expenses increased by 15% for the year ended December 31, 2007 when compared to 2006. Expenses in 2007 include approximately $1.8 million resulting from the evaluation and negotiation of an investment in an asset management company that was not consummated. Larger expenses were incurred in 2007 to service the growth in the Company’s business operations, including higher personnel expense and rent expense on additional office space.
Net investment income for the year ended December 31, 2007 decreased by 26% to $35.5 million from $47.9 million in 2006. The decrease in 2007 when compared to 2006 reflected lower trading portfolio and limited partnership hedge fund income which was partially offset by increases in the fixed maturities available for sale and the short-term investment portfolios. The higher trading portfolio income in 2006 reflected a greater trading volume of securities (including $7.0 million from investments in U.S. Treasuries, as compared to none for 2007) and income from our Tricadia investment. The investment income from Tricadia amounted to $4.7 million for the year ended December 31, 2006 including trading portfolio income of $2.9 million and, as a result of the deconsolidation of Tricadia effective August 1, limited partnership hedge fund portfolio income of $1.8 million. This compared to $7.9 million of income from Tricadia in 2007, which was included in limited partnership hedge fund portfolio income. Income from Tricadia increased in 2007 when compared to 2006 as a result of greater interest income earned from the warehousing of CDO/CLO debt securities and middle market commercial debt, as well as larger fee income earned for servicing such securities. Limited partnership hedge fund income in 2007, excluding income from Tricadia, decreased from the prior year as a result of lower yields on the limited partnership hedge fund portfolio, which amounted to 3.4% in 2007 as compared to 10.0% in 2006.

Investment income, net of investment fees, from each major category of investments is as follows:

	Years ended December 31,
	2007	2006
	(in millions)
Fixed maturities, available for sale	$13.9	$11.8
Fixed maturities, trading securities	2.3	15.8
Short-term investments	8.7	7.8
Equity in earnings of limited partnerships	13.0	16.5

Total investment income	37.9	51.9
Investment expenses	(2.4)	(4.0)

Net investment income	$35.5	$47.9

As of December 31, 2007 and 2006 investments in limited partnerships amounted to approximately $188.3 million and $182.3 million, respectively. The equity method of accounting is used to account for the Company’s limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership hedge funds to results of operations. Net investment income for 2007 and 2006 reflected approximately $13.0 million and $16.5 million, respectively, derived from limited partnership hedge fund investments.
As of December 31, 2007 and 2006 investments in trading portfolios amounted to approximately $144.9 million and $0, respectively. Net investment income for 2007 and 2006 reflected approximately $2.3 million and $15.8 million, respectively, derived from trading portfolio activities. These activities include the trading of collateralized debt obligations (CDOs), collateralized loan obligations (CLOs), commercial middle market debt, municipal bonds, preferred stocks and US Treasury notes. The Company’s trading portfolio is marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of trading securities are also recognized in net investment income. The ending balance in the trading portfolio can vary substantially from period to period due to the level of trading activity.
As a result of the accounting treatment of its limited partnerships and trading portfolio, the Company’s investment income results may be volatile. If the level or fair value of investments held in limited partnership hedge funds or trading securities change substantially, there may also be a greater volatility associated with the Company’s investment income.
Commission and other income (loss) decreased to $(4.2) million for the year ended December 31, 2007 from $1.1 million for the same period in the prior year. The Company’s write-off of $5.3 million relating to its computer systems in 2007 accounted for most of the decrease. The Company determined that certain computer equipment and software was inefficient and no longer possessed any future service potential, and accounted for it as an abandoned asset under the guidance of Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Commission income in 2007 and 2006 each reflected profit commissions derived from ceded reinsurance in the ocean marine class of business.
Net realized investment losses were $6.9 million for the year ended December 31, 2007 as compared to $403,000 for the year ended December 31, 2006. These amounts result from the sale of fixed income investments as well as write-downs from other-than-temporary declines in the fair value of securities, which amounted to $6.7 million and $371,000 for the years ended December 31, 2007 and 2006, respectively. The write-downs in 2007 primarily relate to the Company’s investments in super senior residential mortgage backed securities that consist of “Alt A” mortgages. The decision to write down such securities was based upon the likelihood that we may not hold such securities until the fair value decline is recovered.
Interest expense was $6.7 million for each of the years ended December 31, 2007 and 2006, respectively, and resulted primarily from the Company’s $100 million 6.5% senior notes.
Total income tax expense as a percentage of income before taxes for year ended December 31, 2007 was 33.7% as compared to 33.5% for 2006. The percentage for the 2006-year includes a $500,000 reduction in taxes resulting from the resolution of tax uncertainties for the Company’s former subsidiary, MMO UK, which was sold in 2005. The 2007-year includes larger benefits resulting from greater investments in municipal bonds and preferred stocks.
Reserve for unearned premiums increased to $87.6 million as of December 31, 2007 from $93.6 million as of December 31, 2006 primarily as a result of the decrease in gross premiums written in the ocean marine line of business and the excess workers’ compensation class.

Unpaid losses and loss adjustment expenses decreased to $556.5 million at December 31, 2007 from $579.2 million at December 31, 2006. Reinsurance receivables on unpaid losses, net decreased to $250.1 million at December 31, 2007 from $286.2 million at December 31, 2006. These decreases were primarily due to the closing of novation agreements for certain excess workers’ compensation policies that resulted in a decreases of $41.5 million and $24.9 million in unpaid losses and loss adjustment expenses, and reinsurance receivables on unpaid losses, respectively.
Ceded reinsurance payable decreased to $27.1 million at December 31, 2007 from $44.8 million at December 31, 2006 and prepaid reinsurance premiums decreased to $21.7 million at December 31, 2007 from $29.6 million at December 31, 2006 mainly as a result of the payment of quota share reinsurance premiums, as well as lower ceded premiums written, in the excess workers’ compensation class.
Other assets increased to $10.2 million at December 31, 2007 from $6.9 million at December 31, 2006 primarily as a result of federal income taxes recoverable.
Property, improvements and equipments, net decreased to $4.8 million at December 31, 2007 from $9.9 million at December 31, 2006 primarily due to the write off of $5.3 million in functionally inadequate computer software.
Deferred income taxes at December 31, 2007 increased to $14.4 million from $10.8 million at December 31, 2006 primarily due to deferred tax benefits provided on investment losses incurred during the year.
Reinsurance receivables on paid losses, net decreased to $38.8 million at December 31, 2007 from $47.5 million at December 31, 2006 primarily as a result of collections of hurricane losses in the ocean marine line.
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
Ocean marine net premiums written and net premiums earned for year ended December 31, 2006 increased by 7% and 9% respectively, when compared to 2005. Net written and earned premiums in 2005 were reduced by $14.8 million in reinstatement reinsurance premiums as a result of losses sustained from hurricanes Katrina and Rita. This compares to additional reinstatement reinsurance costs recorded in 2006 on hurricanes Katrina and Rita of $1.1 million
The excess of loss reinsurance market for the marine and energy line of business significantly contracted in 2006, resulting in increases in both reinsurance costs and net loss retentions ($5 million per risk and $6 million per occurrence) to the Company effective January 1, 2006. This compared to a net loss retention of $3 million per risk or occurrence in 2005. As a result of the tightening in the reinsurance market, the Company excluded energy business with exposures in the Gulf of Mexico from its ocean marine reinsurance program for 2006 and opted instead to enter into an 80% quota share reinsurance agreement for this portion of its energy business to reduce the potential impact of catastrophe losses to the Company. The quota share agreement and larger costs of excess of loss reinsurance accounted for a substantial portion of ocean marine ceded written premium in 2006.
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

Other liability gross premiums written, net premiums written and net premiums earned for the year ended December 31, 2006 rose by 65%, 32% and 18%, respectively, when compared to 2005. In prior years, the Company issued excess workers’ compensation insurance policies on behalf of certain self-insured workers’ compensation trusts. Specifically, in 2005 the Company wrote a $500,000 layer in excess of each trust’s self insured retention of $500,000 and the gross premiums written were reinsured under a 50% quota share reinsurance treaty. In 2006, the Company provided gross statutory limits on the renewals of its existing inforce book of excess workers’ compensation policies to these trusts. In addition, the Company expanded the number of trusts it issued policies to under an agreement with another agent. Accordingly, the reinsurance structure was changed in 2006 to accommodate the increase in gross limits. A general excess of loss treaty was secured in order to protect the Company on any one risk. The resulting net retention was then subject to a 70% quota share reinsurance treaty. As a result of the change in underwriting and reinsurance structures, the gross, ceded and net premiums written increased substantially in this class of business in 2006 when compared to 2005. Gross and net premiums written in the excess workers’ compensation class increased to $41.7 million and $11.5 million, respectively, in 2006 from $6.3 million and $3.1 million, respectively, in 2005. Net premiums earned increased to $11.6 million in 2006 compared to $6.6 million in 2005. Volume increases from existing classes (professional liability and contractors’ liability) were also achieved in 2006 when compared to 2005. Premium rates in these classes during 2006 were flat to down slightly when compared to 2005.
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
The $13.2 million decrease in 2005 primarily reflected the recognition of favorable development in the ocean marine line of business, particularly in the 2001 to 2003 accident years. The Company’s net loss retention per risk, or occurrence, increased substantially in the ocean marine line during the 2001-2003 accident years from previous years. Our net loss retentions in the ocean marine line of business for the 1998, 1999 and 2000 years were $50,000, $50,000 and $100,000, respectively. This compared to net loss retentions in the ocean marine line of business for the 2001, 2002 and 2003 years of $1.5 million, $2 million and $2 million, respectively. The Company estimated higher IBNR amounts in the 2001 to 2003 accident years to correspond to the larger net loss retentions. Our subsequent analysis of our 2004 actual loss development, however, indicated a trend, which continued in 2005, that the actual loss emergence for the larger net retention years of 2001 to 2003 was not developing as we had originally anticipated. These results compared favorably with those obtained through a statistical evaluation of losses using the Bornheutter-Ferguson, paid and incurred methods. The other liability line also reported favorable development in years prior to 2002 resulting from a lower than expected emergence of losses attributable to a shorter loss reporting tail than originally estimated. Further contributing to the increase was the favorable development of aircraft loss reserves largely attributable to the 2001 accident year. The favorable loss development in 2005 was partially offset by net adverse loss development resulting from provisions made for insolvent, financially impaired reinsurers and commuted reinsurance contracts, partly as a result of an increase in ceded incurred losses relating to a few specific asbestos claims.

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
Net investment income for the year ended December 31, 2006 increased by 33% to $47.9 million from $36.1 million in 2005. The increase achieved in 2006 reflected larger trading portfolio income and higher investment yields on both the fixed maturities available for sale and the short-term investment portfolio, which was partially offset by lower returns from the limited partnership hedge fund portfolio. The investment income from Tricadia, formerly known as Tiptree, amounted to $4.7 million for the year ended December 31, 2006 and included trading portfolio income of $2.9 million and as a result of the deconsolidation of Tricadia effective August 1, limited partnership hedge fund portfolio income of $1.8 million. This compared to $3.7 million of trading portfolio income for Tricadia during 2005. Trading portfolio income in 2006 also included $7.0 million from investments in U.S. Treasuries, as compared to none in 2005.
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

As of December 31, 2006 and 2005 investments in limited partnerships amounted to approximately $182.3 million and $139.6 million, respectively. The equity method of accounting was used to account for the Company’s limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership hedge funds to results of operations. Net investment income for 2006 and 2005 reflected approximately $16.5 million and $17.6 million, respectively, derived from limited partnership hedge fund investments.
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
Liquidity and Capital Resources
The Company monitors cash and short-term investments in order to have an adequate level of funds available to satisfy claims and expenses as they become due. As of December 31, 2007, the Company’s assets included approximately $205.1 million in cash and short-term investments. In addition, the fixed maturities available for sale includes approximately $135 million in high investment grade floating rate residential mortgage backed securities. Cash and total investments increased from $664.9 million at December 31, 2006 to $701.1 million at December 31, 2007, principally as a result of collections of reinsurance recoverables on hurricane losses and lower net paid losses. Receivables for securities sold amounted to $22.9 million and $18.8 million as of December 31, 2007 and 2006, respectively. Payable for securities purchased amounted to $28.7 million and $0 at December 31, 2007 and 2006, respectively. The level of cash and short-term investments of $205.1 million at December 31, 2007 reflected the Company’s high liquidity position.
The primary sources of the Company’s liquidity are funds generated from insurance premiums, investment income and maturing or liquidating investments.
In 2004, the Company issued $100,000,000 in 6.5% senior notes due March 15, 2014 and received proceeds of $98,763,000 net of underwriting discount, but before other transaction expenses. The senior notes provide for semi-annual interest payments and are to be repaid in full on March 15, 2014. On July 1, 2004 the Company completed the exchange of registered 6.5% senior notes for the unregistered senior notes issued on March 11, 2004, as required by the registration rights agreement with the purchasers of the senior notes. The indenture relating to the senior notes provides that the Company and its restricted subsidiaries may not incur indebtedness unless the total indebtedness of the Company and its restricted subsidiaries, calculated on a pro forma basis after such issuance, would not exceed 50% of our total consolidated capitalization (defined as the aggregate amount of our shareholders’ equity as shown on our most recent quarterly or annual consolidated balance sheet plus the aggregate amount of indebtedness of the Company and its restricted subsidiaries). The indenture also provides that the Company and its restricted subsidiaries will not pay dividends or make other payments or distributions on the Company’s stock or the stock of any restricted subsidiary (excluding payments by any restricted subsidiary to the Company), purchase or redeem the Company’s stock or make certain payments on subordinated indebtedness unless, after making any such payment, the total indebtedness of the Company and its restricted subsidiaries would not exceed 50% of our total consolidated capitalization (as defined above). In addition, the indenture contains certain other covenants that restrict our ability and our restricted subsidiaries’ ability to, among other things, incur liens on any shares of capital stock or evidences of indebtedness issued by any of our restricted subsidiaries or issue or dispose of voting stock of any of our restricted subsidiaries. The Company used part of the net proceeds from the sale of the senior notes to purchase from certain of its shareholders in 2005 a total of 1,092,735 shares of common stock at $24.80 per share. The Company used the remaining net proceeds for working capital and other general corporate purposes. The Company may also deploy the net proceeds for acquisitions, although the Company has no agreement with respect to any acquisition. We do, however, assess opportunities on an ongoing basis and from time to time have discussions with other companies about potential transactions.

Cash flows used in operating activities were $106.4 million for the year ended December 31, 2007. This compared to cash flows provided by operating activities of $110.6 million for the year ended December 31, 2006 and cash flows used in operating activities $64.0 million for the year ended December 31, 2005. Cash flows from operating activities are significantly impacted by changes in the Company’s trading portfolio. Any securities purchased by the Company in its trading portfolio would be reflected as a use of cash from operating activities and any securities sold from its trading portfolio would be reflected as a source of cash from operating activities. Trading portfolio activities of $116.2 million and $110.6 million adversely affected cash flows for the years ended December 31, 2007 and 2005, respectively, while trading portfolio activities of $109.8 million favorably affected cash flows for the year ended December 31, 2006. Trading portfolio activities include the purchase and sale of CDO/CLO securities, commercial middle market debt, preferred stocks and U.S. Treasury securities. As the Company’s trading portfolio balance may fluctuate significantly from period to period, cash flows from operating activities may also be significantly impacted by such trading activities.
Cash flows from operating activities were favorably impacted, other than trading activities, for each of the years ended December 31, 2007, 2006 and 2005. Cash flows were favorably impacted in 2007, principally as a result of collections of reinsurance recoverables on hurricane losses and lower net paid losses, which were partially offset by payments of quota share reinsurance premiums; in 2006, by collections of premiums from a large increase in other liability premiums, which were mostly offset by a greater amount of paid losses and reinstatement reinsurance premiums, due in part to hurricane losses and partly due to payments on asbestos related losses; and, in 2005 were favorably affected by increased cash collections on premium and other receivables.
Cash flows provided by investing activities were $295.7 million for the year ended December 31, 2007 and resulted primarily from net sales of fixed maturities and short-term investments. Cash flows used in investing activities were $117.9 million for the year ended December 31, 2006. Net purchases of fixed maturities and short-term investments were recorded during 2006. Approximately $6.9 million in uses of cash flows in 2006 also resulted from the effect of deconsolidation of the Tricadia limited partnership investment. Cash flows provided by investing activities were $104.0 million for the year ended December 31, 2005 and were provided by net sales of short-term investments and limited partnerships.
Cash flows used in financing activities were $2.8 million and $27.3 million for the years ended December 31, 2007 and 2005, respectively. The repurchase of treasury stock accounted for most of the use of cash flows in each of 2007 and 2005. Cash flows provided by financing activities were $1.1 million for the year ended December 31, 2006.
Under the Common Stock Repurchase Plan, the Company may purchase up to $55 million of the Company’s issued and outstanding shares of common stock on the open market. This plan was subsequently amended in March of 2008 to increase the limit to $75 million.
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
On March 22, 2006, the Company entered into an agreement (the “Letter Agreement”) to amend the Option Certificate granted under a Securities Purchase Agreement, dated January 31, 2003, by and between the Company and Conning Capital Partners VI, L.P. (“CCP”). The Amended and Restated Option Certificate dated as of March 22, 2006 by and between the Company and CCP (“Amended and Restated Option”) decreased the number of shares of Company common stock that may be issued upon the exercise of the Amended and Restated Option from 400,000 to 300,000 and extended the term from January 31, 2008 to December 31, 2010.
In 2002, the Company signed a sublease at 919 Third Avenue, New York, NY 10022 for approximately 28,000 square feet for its principal offices in New York. The sublease commenced on March 1, 2003 and expires on July 30, 2016. In April 2005, the Company signed an amendment to the sublease, for approximately 10,000 square feet of additional space. The sublease expires on July 30, 2016. The minimum monthly rental payments of $141,276 under the amended sublease include the rent paid by the Company for the original sublease. Such payments began in 2005 and end in 2016. They will amount to $20.8 million of total rental payments, collectively, over the term of the amended sublease.
In May 2007, the Company signed a lease for additional office space for its headquarters located on the 11th floor of 919 Third Avenue in New York City. The lease term provides for lease payments on two sections (Space A and Space B) of the 11th floor. The lease term for Space A commenced on September 1, 2007 and ends on July 30, 2016. Minimum monthly payments of $85,818 commenced on January 1, 2008 and will increase to $91,355 on the commencement of the sixth lease year. Total minimum lease rental payments over the term for Space A will amount to $9.4 million. The lease term for Space B commences on April 30, 2008, and will end on July 30, 2016. Minimum monthly payments of $111,904 will increase to $119,123 on the commencement of the sixth lease year following the initial payment under the Space B lease. Total minimum lease rental payments over the term for Space B will be at least equal to $11.7 million. In connection with Space A and Space B, the landlord will reimburse the Company up to $332,200 and $433,175, respectively, in qualified renovations.

Specific related party transactions and their impact on results of operations are disclosed in Note 17 of the Company’s financial statements. The Company adheres to investment guidelines set by management and approved by the Finance Committee of the Board of Directors. See “Investment Policy.”
NYMAGIC’s principal source of cash flow is dividends from its insurance company subsidiaries, which are then used to fund various operating expenses, including interest expense, loan repayments and the payment of any dividends to shareholders. The Company’s domestic insurance company subsidiaries are limited by statute in the amount of dividends that may be declared or paid during a year.
Within this limitation, the maximum amount which could be paid to the Company out of the domestic insurance companies’ surplus was approximately $20.3 million as of December 31, 2007.
New York Marine and Gotham collectively paid ordinary dividends of $14,475,000, $13,225,000 and $8,500,000 in 2007, 2006 and 2005, respectively.
On March 5, 2007, the Company declared a dividend of eight cents per share to shareholders of record on March 30, 2007, payable on April 7, 2007. On May 23, 2007, the Company declared a dividend of eight cents per share to shareholders of record on June 29, 2007, payable on July 5, 2007. On September 14, 2007, the Company declared a dividend of eight cents per share to shareholders of record on September 28, 2007, payable on October 3, 2007. On December 4, 2007, the Company declared a dividend of eight cents per share to shareholders of record on December 31, 2007, payable on January 4, 2008. On February 22, 2006, the Company declared a dividend of six cents per share to shareholders of record on March 31, 2006, payable on April 5, 2006. On May 24, 2006, the Company declared a dividend of eight cents per share to shareholders of record on June 30, 2006, payable on July 6, 2006. On September 18, 2006, the Company declared a dividend of eight cents per share to shareholders of record on September 29, 2006, payable on October 4, 2006. On December 8, 2006, the Company declared a dividend of eight cents per share to shareholders of record on December 29, 2006, payable on January 4, 2007. On February 22, 2005, the Company declared a dividend of six cents per share to shareholders of record on March 31, 2005, payable on April 6, 2005. On May 26, 2005, the Company declared a dividend of six cents per share to shareholders of record on June 30, 2005, payable on July 7, 2005. On September 15, 2005, the Company declared a dividend of six cents per share to shareholders of record on September 30, 2005, payable on October 6, 2005. On December 8, 2005, the Company declared a dividend of six cents per share to shareholders of record on December 30, 2005, payable on January 5, 2006.
The Company has established three share-based incentive compensation plans (the “Plans”), which are described below. Management believes that the Plans provide a means whereby the Company may attract and retain persons of ability to exert their best efforts on behalf of the Company. The Plans generally allow for the issuance of grants and exercises through newly issued shares, treasury stock, or any combination thereof to officers, key employees and directors who are employed by, or provide services to the Company. The compensation cost that has been charged against income for the Plans was $2,210,615, $2,116,929 and $984,806 for the years ended December 31, 2007, 2006 and 2005, respectively. Of the $2.1 million expensed in 2006, approximately $343,000 related to the adoption of accounting for share-based compensation under SFAS 123(R). The approximate total income tax benefit accrued and recognized in the Company’s financial statements for the years ended December 31, 2007, 2006 and 2005 related to share-based compensation expenses was approximately $774,000, $741,000 and $345,000, respectively.

In 2003, the Company acquired an interest in substantially all of a limited partnership hedge fund, (now known as Tricadia), that invests in collateralized debt obligations (“CDO”) securities, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a Mariner affiliated company. In 2003, the Company made an investment of $11.0 million in Tricadia. Additional investments of $4.65 million, $2.7 million, $0 and $6.25 million were made in 2004, 2005, 2006 and 2007, respectively. The Company is committed to providing an additional $15.4 million, or a total of approximately $40 million, in capital to Tricadia.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements other than as disclosed herein.
Contractual Obligations
The following table presents the Company’s contractual obligations as of December 31, 2007:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Long-term debt obligations	$100,000	—	—	—	$100,000
Interest on debt obligations	42,250	6,500	13,000	13,000	9,750
Losses and loss expenses (1)	556,535	124,255	149,277	97,053	185,950
Operating lease obligations	35,585	3,620	8,312	8,253	15,400
Funding commitment (2)(3)	20,400	20,400	—	—	—

Total	$754,770	$154,775	$170,589	$118,306	$311,100

(1)	Represents an estimated payout based upon historical paid loss development patterns.

(2)	The commitment to provide capital to Tricadia at the manager’s discretion is $15.4 million. Currently, Tricadia is not assembling any CDO assets as market conditions preclude any meaningful activity. Tricadia also has an investment in Tiptree Financial Partners LP who maintains trading activities in their CLO operations. It is uncertain whether such funds will be drawn to fund the operations of Tricadia or Tiptree Financial Partners LP.

(3)	In January 2008 the Company made a commitment to purchase an interest in a hedge fund in the amount of $5.0 million.
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

Unpaid losses and loss adjustment expenses are based on individual case estimates for losses reported. A provision is also included, based on actuarial estimates utilizing historical trends in the frequency and severity of paid and reported claims, for losses incurred but not reported, salvage and subrogation recoveries and for loss adjustment expenses. Unpaid losses with respect to asbestos/environmental risks are difficult for management to estimate and require considerable judgment due to the uncertainty regarding the significant issues surrounding such claims. For a further discussion concerning asbestos/environmental reserves see “Reserves.” Unpaid losses and loss adjustment expenses amounted to $556.5 million and $579.2 million at December 31, 2007 and 2006, respectively. Unpaid losses and loss adjustment expenses, net of reinsurance amounted to $306.4 million and $292.9 million at December 31, 2007 and 2006, respectively. Management believes that both the gross and net unpaid loss reserve estimates as of December 31, 2007 have been reasonably estimated. Management continually reviews and updates the estimates for unpaid losses and any changes resulting therefrom are reflected in operating results currently. The potential for future adverse or favorable loss development is highly uncertain and subject to a variety of factors including, but not limited to, court decisions, legislative actions and inflation.
The allowance for doubtful accounts is based on management’s review of amounts due from insolvent or financially impaired companies. Allowances are estimated for both premium receivables and reinsurance receivables. Management continually reviews and updates such estimates for any changes in the financial status of companies. For a further discussion concerning reinsurance receivables see “Reinsurance Ceded.” The allowance for doubtful accounts on reinsurance receivables amounted to $14.1 million and $13.9 million at December 31, 2007 and 2006, respectively. The allowance for doubtful accounts on premiums and other receivables each amounted to $300,000 as of December 31, 2007 and 2006, respectively.
Impairment of investments, included in realized investment gains or losses, results from declines in the fair value of investments which are considered by management to be other-than-temporary. Management reviews investments for impairment based upon specific criteria that include the duration and extent of declines in fair value of the security below its cost or amortized cost. The Company performs a qualitative and quantitative review of all securities in a loss position in order to determine if any impairment is considered to be other-than-temporary. With respect to fixed income investments, declines in fair value of less than 10% are normally considered to be temporary, unless the fixed income security has been downgraded at least two levels by a major rating agency. Additionally, the Company reviews those securities held for six months or more, with fair value declines of greater than 10% at the end of each reporting period. The Company also reviews all securities with any rating agency declines during the reporting period. As a result of this review, the Company will record an impairment charge to earnings if the fair value decline is greater than 20%, if the fixed income security has been downgraded at least two levels by a major rating agency, or if the fair value decline is greater than 10% and the security has been downgraded one level by a major rating agency. This review includes considering the effect of rising interest rates and the Company’s intent and ability to hold impaired securities in the foreseeable future to recoup any losses. In addition to subjecting its securities to the objective tests of percent declines in fair value and downgrades by major rating agencies, when it determines whether declines in the fair value of its securities are other than temporary, the Company also considers the facts and circumstances that may have caused the declines in the value of such securities. As to any specific security, it may consider general market conditions, changes in interest rates, adverse changes in the regulatory environment of the issuer, the duration for which the Company has the intent and the ability to hold the security for the length of any forecasted recovery. Approximately $6.7 million and $371,000 were charged to results from operations for 2007 and 2006, respectively, resulting from fair value declines considered to be other-than-temporary. The write-downs in 2007 primarily relate to the Company’s investments in residential mortgage backed securities that consist of “Alt A” mortgages. Gross unrealized gains and losses on fixed maturity investments available for sale amounted to approximately $486,000 and $175,000, respectively, at December 31, 2007. As of December 31, 2007, there were unrealized losses consecutively for twelve months or longer on fixed income securities available for sale amounting to $174,000. The Company believes these unrealized losses to be temporary and result from changes in market conditions, including interest rates or sector spreads. There were no unrealized gains or losses on equity securities at December 31, 2007 and 2006, respectively.
The Company utilizes the equity method of accounting to account for its limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership to net investment income in results of operations. Net investment income before investment fees derived from investments in limited partnerships amounted to $13.0 million and $16.5 million for the years ended December 31, 2007 and 2006, respectively. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” with respect to market risks associated with investments in limited partnership hedge funds.
The Company maintained a trading portfolio at December 31, 2007, but did not have a trading portfolio at year end December 31, 2006. However, the Company engaged in trading activities during the 2006 year. The trading portfolio at December 31, 2007 consisted primarily of commercial middle market debt and preferred stocks; however, the Company has previously maintained trading portfolios including collateralized debt obligations (CDOs), collateralized loan obligations (CLOs) and US Treasury securities. These investments are marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of such securities are also recognized in net investment income. The Company recorded $2.3 million and $15.8 million in net trading portfolio income before investment fees for the years ended December 31, 2007 and 2006, respectively. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” with respect to market risks associated with investments in CDO, CLO and commercial middle market securities.

Reinsurance reinstatement premiums are recorded, as a result of losses incurred by the Company, in accordance with the provisions of the reinsurance contracts. Upon the occurrence of a large severity or catastrophe loss, the Company may be obligated to pay additional reinstatement premiums under its excess of loss reinsurance treaties up to the amount of the original premium paid under such treaties. Reinsurance reinstatement premiums incurred for the years ended December 31, 2007 and 2006 were $3.9 million and $2.4 million respectively.
From January 1, 2003 to December 31, 2005, the Company accounted for stock based compensation using Statement of Financial Accounting Standards No. 123 “Accounting for Awards of Stock Based Compensation to Employees” prospectively for all awards granted, modified or settled after January 1, 2003.
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”) using the modified prospective method. SFAS 123R establishes standards for the accounting for transactions that involve stock based compensation. SFAS 123R requires that compensation costs be recognized for the fair value of all share options over their vesting period, including the cost related to the unvested portion of all outstanding share options as of December 31, 2005. The cumulative effect of the adoption of SFAS 123R was not material. The Company recorded approximately $343,000 of additional compensation cost in results from operations for the twelve months ended December 31, 2006 relating to the adoption of accounting for stock based compensation under SFAS 123R. Total stock compensation expense recorded in 2007, 2006 and 2005 amounted to $2.2 million, $2.1 million, and $1.0 million, respectively.
Effect of recent accounting pronouncements
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109. FIN 48 became effective in 2007 and provides guidance for recognizing the benefits of tax-return positions in the financial statements if it is more-likely-than-not (more than fifty-percent likely) that they will be realized upon final settlement with the respective taxing authorities. The adoption of FIN 48 did not have a material effect on the Company’s financial statements and the Company believes there are no tax positions that would require disclosure under FIN 48. The federal tax returns for 2004 through 2006 are currently open and subject to examination.
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
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides the Company an irrevocable option to report selected financial assets and liabilities at fair value with changes in fair value recorded in earnings. The option is applied, on a contract-by-contract basis, to an entire contract and not only to specific risks, specific cash flows or other portions of that contract. Upfront costs and fees related to a contract for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its financial condition or results of operations.
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
In December 2007, the FASB issued SFAS 141(R), Business Combinations, which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at full fair value. Under SFAS 141(R), all business combinations will be accounted for by applying the acquisition method (referred to as the purchase method in SFAS 141, Business Combinations). SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and is to be applied to business combinations occurring after the effective date. The adoption of SFAS 141(R) is not expected to have an impact on its financial condition or results of operations.
In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements, which requires non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 is not expected to have an impact on its financial condition or results of operations.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk includes the potential for future losses due to changes in the fair value of financial instruments, which relates mainly to the Company’s investment portfolio. Those risks associated with the investment portfolio include the effects of exposure to adverse changes in interest rates, credit quality, hedge fund and illiquid securities including CDO/CLO, commercial middle market and residential mortgage backed securities.
Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. The Company considers interest rate risk and the overall duration of the Company’s loss reserves in evaluating the Company’s investment portfolio.
The following tabular presentation outlines the expected cash flows of fixed maturities available for sale for each of the next five years and the aggregate cash flows expected for the remaining years thereafter based upon maturity dates. Fixed maturities include tax exempts and taxable securities with applicable weighted average interest rates. Taxable securities include floating rate mortgage-backed securities that have prepayment features which may cause actual cash flows to differ from those based upon maturity date. There is $134.9 million of principal amounts related to such securities included in the $143 million for “Taxables” presented in the “There-after” column.

	Future cash flows of expected principal amounts
	(Dollars in millions)
							Total	Total
						There-	Amortized	Fair
	2008	2009	2010	2011	2012	after	Cost	Value
Tax-exempts	$7	$—	$—	$—	$—	$71	$78	$78
Average interest rate	3.4%	—	—	—	—	5.1%	—	—

Taxables	$8	$1	$—	$9	$4	$143	$165	$163
Average interest rate	4.0%	9.5%	—	4.3%	7.6%	5.8%	—	—

Total	$15	$1	$—	$9	$4	$214	$243	$241
Credit quality risk includes the risk of default by issuers of debt securities. As of December 31, 2007, 97% of the fair value of the Company’s fixed income and short term investment portfolios were considered investment grade. As of December 31, 2007, the Company invested approximately $11.4 million in fixed maturities that are below investment grade, with a concentration in investments rated “ BB+” by S&P. The Company seeks to mitigate market risk associated with such investments by maintaining a diversified portfolio of such securities that limits the concentration of investment in any one issuer. The largest single investment made by the Company in such securities amounted to $4.3 million.
Hedge fund risk includes the potential loss from the diminution in the value of the underlying investment of the hedge fund. Hedge fund investments are subject to various economic and market risks. The risks associated with hedge fund investments may be substantially greater than the risks associated with fixed income investments. Consequently, our hedge fund portfolio may be more volatile, and the risk of loss greater, than that associated with fixed income investments. As the Company invests a greater percentage of its investment portfolio in limited partnership hedge funds, there may also be a greater volatility associated with the Company’s investment income. In accordance with the investment policy for each of the Company’s New York insurance company subsidiaries, hedge fund investments are limited to the greater of 30% of invested assets or 50% of policyholders’ surplus. The Company’s Arizona insurance subsidiary does not invest in hedge funds.
The Company also seeks to mitigate market risk associated with its investments in hedge funds by maintaining a diversified portfolio of hedge fund investments. Diversification is achieved through the use of many investment managers employing a variety of different investment strategies in determining the underlying characteristics of their hedge funds. The Company is dependent upon these managers to obtain market prices for the underlying investments of the hedge funds. Some of these investments may be difficult to value and actual values may differ from reported amounts. The hedge funds in which we invest usually impose limitations on the timing of withdrawals from the hedge funds (most are within 90 days), and may affect our liquidity. With respect to an investment in Tricadia any withdrawals made require one year’s prior written notice to the hedge fund manager.

The Company invests in illiquid securities including CDO, CLO and commercial middle market debt which are private placements. The fair value of each security is provided by securities dealers. The markets for these types of securities can be illiquid and, therefore, the price obtained from dealers on these securities is subject to change, depending upon the underlying market conditions of these securities, including the potential for downgrades or defaults on the underlying collateral of the security. The Company seeks to mitigate market risk associated with such investments by maintaining a diversified portfolio of such securities that limits the concentration of investment in any one issuer. The excess of cost over the fair value of the commercial middle market securities was recorded in net investment income and amounted to $1.7 million at December 31, 2007. The largest single investment made by the Company in such securities amounted to $8 million at December 31, 2007. The total amount invested in such securities at fair value as of December 31, 2007 was $8.3 million. There were no CLO or CDO securities in the fixed income portfolio as of December 31, 2007.
The Company has investments in residential mortgage backed securities amounting to $135 million at December 30, 2007. There were no unrealized investment losses on such securities at December 30, 2007. The Company recorded $6.5 million in declines in fair value considered to be other-than-temporary on such securities in 2007. These residential mortgage backed securities, consisting of nine “Alt A” mortgage securities, have floating interest rates and are rated AAA/Aaa by S&P/Moody’s. “Alt A” securities are residential home loans made to individuals that maintain credit scores similar to those individuals receiving prime loans, but provide less than full documentation required for a prime loan. The fair value of each security is provided by pricing services or security dealers. There has been considerable amount of turmoil in the U.S. housing market in 2007 which has led to market declines in such securities. The markets for these types of securities can be illiquid and, therefore, the price obtained on these securities is subject to change, depending upon the underlying market conditions of these securities. The Company seeks to mitigate market risk associated with such investments by maintaining a diversified portfolio of such securities that focuses on high quality investments that limit the concentration of investment in any one issuer.
The Company maintains an investment in a limited partnership hedge fund, (Tricadia), that invests in CDO/CLO, commercial middle market debt, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a Mariner affiliated company. This investment was consolidated in the Company’s financial statements until August 1, 2006. As of December 31, 2007 and December 31, 2006, the investment in Tricadia was included in the balance sheet under the category of limited partnerships at equity. CDOs and CRSs are purchased by various broker dealers. Such purchases are then repackaged and sold to investors within a relatively short time period, normally within a few months. Tricadia earns a fee for servicing these arrangements and provides a margin account as collateral to secure the credit risk of the purchases made by the dealers under these agreements. As of December 31, 2007 and 2006, Tricadia provided $0 and $8 million in cash as collateral to secure any purchases made by the dealers. Tricadia does not share in the gains or losses on investments held by the dealer. Management expects that only under a remote circumstance would the margin account be drawn by the dealer to secure losses. Many of the securities purchased are investment grade floating rate securities and large unrealized losses are not normally expected to occur. The Company seeks to mitigate market risk associated with such investments by concentrating on investment grade, floating rate securities with the risk of loss being limited to the cash held in the margin accounts.
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
Item 9B. Other Information
None.
PART III
Item 10. Directors and Executive Officers of the Registrant
The information required by this Item is incorporated herein by reference from the sections captioned “Election of Directors,” “Nominees for Directors,” “Committees of the Board,” “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in NYMAGIC’s definitive proxy statement for the 2008 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2007.
On May 24, 2007 we filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibits to this annual report and to the annual report on Form 10-K for the year ended December 31, 2007, the applicable certifications of its President and Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s public disclosures.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference from the sections captioned “Compensation of Directors” and “Compensation of Executive Officers” in NYMAGIC’s definitive proxy statement for the 2008 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2007.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information related to securities authorized for issuance under our equity compensation plans as of December 31, 2007 appears below:

Number of
securities
remaining
available for
	Number of		future issuance
	securities to be	Weighted-average	under equity
	issued upon		compensation
	exercise of	exercise price of	plans
	outstanding		(excluding
	options,	outstanding options,	securities
	warrants and		reflected in
	rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	432,750	$15.69	344,252

Equity compensation plans not approved by security holders	4,000	—	—

Total	436,750	$15.38	344,252

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference from the section captioned “Certain Relationships and Related Transactions” in NYMAGIC’s Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2007.
Item 14. Principal Accounting Fees and Services
The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Company’s definitive proxy statement to be filed within 120 days after December 31, 2007 with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act.

PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.	Financial Statements
The list of financial statements appears in the accompanying index on page F-1.

2.	Financial Statement Schedules

The list of financial statement schedules appears in the accompanying index on page F-1.

3.	Exhibits

3.1	Charter of NYMAGIC, INC. (Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

3.2	Amended and Restated By-Laws. (Filed as Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-11238) and incorporated herein by reference).

4.0	Specimen Certificate of common stock (Filed as Exhibit 4.0 of Amendment No. 2 to the Registrant’s Registration Statement No. 33-27665) and incorporated herein by reference).

10.1	Restated Management Agreement dated as of January 1, 1986, by and among Mutual Marine Office, Inc. and Arkwright-Boston Manufacturers Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 2-88552)and incorporated herein by reference).

10.2	Amendment No. 2 to the Restated Management Agreement, dated as of December 30, 1988, by and among Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.2.2. of the Registrant’s Current Report on Form 8-K dated January 6, 1989 (Commission File No. 2-88552) and incorporated herein by reference).

10.3	Amendment No. 3 to the Restated Management Agreement, dated as of December 31, 1990 by and among Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.2.3. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 3-27665) and incorporated herein by reference).

10.4	Restated Management Agreement dated as of January 1, 1986, by and among Mutual Inland Marine Office, Inc. and Arkwright-Boston Manufacturers Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 2-88552)and incorporated herein by reference).

10.5	Amendment No. 2 to the Restated Management Agreement, dated as of December 30, 1988, by and among Mutual Inland Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.4.2 of the Registrant’s Current Report on Form 8-K, dated January 6, 1989 (Commission File No. 2-88552) and incorporated herein by reference).

10.6	Amendment No. 3 to the Restated Management Agreement, dated as of December 31, 1990, by and among Mutual Inland Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.4.3. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 3-27665) and incorporated herein by reference).

10.7	Restated Management Agreement dated as of January 1, 1986, by and among Mutual Marine Office of the Midwest, Inc. and Arkwright-Boston Manufacturers Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 2-88552) and incorporated herein by reference).

10.8	Amendment No. 2 to the Restated Management Agreement dated as of December 30, 1988, by and among Mutual Marine Office of the Midwest, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.6.2 of the Registrant’s Current Report on Form 8-K, dated January 6, 1989 (Commission File No. 2-88552) and incorporated herein by reference).

10.9	Amendment No. 3 to the Restated Management Agreement dated as of December 31, 1990, by and among Mutual Marine Office of the Midwest, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.6.3. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 3-27665) and incorporated herein by reference).

10.10	Restated Management Agreement dated as of January 1, 1986, by and among Pacific Mutual Marine Office, Inc. and Arkwright-Boston Manufacturers Mutual Insurance Company, Lumber Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 2-88552)and incorporated herein by reference).

10.11	Amendment No. 2 to the Restated Management Agreement dated as of December 30, 1988, by and among Pacific Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Lumber Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.8.2 of the Registrant’s Current Report on Form 8-K, dated January 6, 1989 (Commission File No. 2-88552) and incorporated herein by reference).

10.12	Amendment to Restated Management Agreement dated as of December 31, 1990, by and among Pacific Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.8.3. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11238) and incorporated herein by reference).

+10.13	1991 Stock Option Plan (Filed as Exhibit A to the Registrant’s Proxy Statement for its 1991 Annual Meeting of Shareholders (Commission File No. 1-11238) and incorporated herein by reference).

10.14	Form of Indemnification Agreement (Filed as Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-11238) and incorporated herein by reference).

+10.15	1999 NYMAGIC, INC. Phantom Stock Plan (Filed as Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-11238) and incorporated herein by reference).

+10.16	Severance Agreement dated as of December 31, 2001 by and between NYMAGIC, INC. and Thomas J. Iacopelli (Filed as Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (Commission File No. 1-11238) and incorporated herein by reference).

+10.17	Severance Agreement dated as of July 9, 2002 by and between NYMAGIC, INC. and Paul Hart. Filed as Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 1-11238) and incorporated herein by reference.

+10.18	NYMAGIC, INC. 2002 Nonqualified Stock Option Plan (Filed as Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 1-11238) and incorporated herein by reference).

+10.19	NYMAGIC, INC. Amended and Restated 2004 Long-Term Incentive Plan (Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 1-11238) and incorporated herein by reference).

+10.20	NYMAGIC, INC. Employee Stock Purchase Plan (Filed as Appendix C to the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders (Commission File No. 1-11238) and incorporated herein by reference).

+10.21	Forms of Election for Deferred Compensation Program (Filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 1-11238) and incorporated herein by reference).

10.22	Voting Agreement among Mariner Partners, Inc. and certain stockholders of the Company dated as of February 20, 2002, as amended March 1, 2002 (Filed as Exhibit 99.1 to the Schedule 13D filed by Mariner Partners, Inc. and the other reporting persons named therein on March 4, 2002 (Commission File No. 5-40907) and incorporated herein by reference).

10.23	Amendment No. 2 dated as of January 27, 2003 to Voting Agreement among Mariner Partners, Inc. and certain stockholders of the Company (Filed as Exhibit 99.2 to the Schedule 13D/A filed by Mariner Partners, Inc. and the other reporting persons named therein on April 10, 2003 (Commission File No. 5-40907) and incorporated herein by reference).

10.24	Amendment No. 3 dated as of March 12, 2003 to Voting Agreement among Mariner Partners, Inc. and certain stockholders of the Company (Filed as Exhibit 99.3 to the Schedule 13D/A filed by Mariner Partners, Inc. and the other reporting person named therein on April 10, 2003 (Commission File No. 5-40907) and incorporated herein by reference).

10.25	Amendment No. 4 dated as of February 24, 2004 to Voting Agreement among Mariner Partners, Inc. and certain stockholders of the Company. (Filed as Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 1-11238) and incorporated herein by reference).
10.26	Resolutions of the Board of Directors of the Company’s subsidiary, New York Marine And General Insurance Company, adopted July 18, 2002, committing not to pay dividends to the Company without the consent of the New York State Department of Insurance prior to July 31, 2004 (Filed as Exhibit 10.1 to the Registrant’s original Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

10.27	Resolutions of the Board of Directors of the Company’s subsidiary, Gotham Insurance Company, adopted July 18, 2002, committing not to pay dividends to the Company without the consent of the New York State Department of Insurance prior to July 31, 2004 (Filed as Exhibit 10.2 to the Registrant’s original Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

10.28	Amended and Restated Investment Management Agreement between Mariner Partners, Inc. and NYMAGIC, Inc. and New York Marine And General Insurance Company and Gotham Insurance Company, dated as of December 6, 2002 (Filed as Exhibit 10.6 of the Registrant’s amended Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

10.29	Limited Partnership Agreement of Mariner Tiptree (CDO) Fund I, L.P. dated as of May 1, 2003 (Filed as Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 20, 2004 (Commission File No. 1-11238) and incorporated herein by reference).

10.30	Securities Purchase Agreement dated as of January 31, 2003 by and between NYMAGIC, Inc. and Conning Capital Partners VI, L.P. (Filed as Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated January 31, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

10.31	Registration Rights Agreement dated as of January 31, 2003 by and between NYMAGIC, Inc. and Conning Capital Partners VI, L.P. (Filed as Exhibit 99.2 of the Registrant’s Current Report on Form 8-K dated January 31, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

10.32	Option Certificate dated as of January 31, 2003 by and between NYMAGIC, INC. and Conning Capital Partners VI, L.P. (Filed as Exhibit 99.3 of the Registrant’s Current Report on Form 8-K dated January 31, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

10.33	Registration Rights Agreement dated as of March 11, 2004 by and among NYMAGIC, INC. and Keefe, Bruyette and Woods, Inc. and the other initial purchasers referred to therein. (Filed as Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

10.34	Indenture dated as of March 11, 2004 by and between NYMAGIC, INC. and Wilmington Trust Company, as trustee related to the Company’s 6.50% Senior Notes due 2014. (Filed as Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

10.35	First Supplemental Indenture dated as of March 11, 2004 by and between NYMAGIC, INC. and Wilmington Trust Company, as trustee. (Filed as Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

10.36	Sublease dated as of December 12, 2002 by and between BNP Paribas and New York Marine And General Insurance Company (Filed as Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-11238) and incorporated herein by reference).

10.37	Stock Purchase Agreement, dated as of January 7, 2005, by and among the Company and the sellers named therein (Filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated January 10, 2005 (Commission File No. 1-11238) and incorporated herein by reference).

+10.38	Consulting Agreement, dated as of April 6, 2005, by and between the Company and William D. Shaw, Jr. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-11238) filed on April 6, 2005 and incorporated herein by reference).

+10.39	Form of Unrestricted Share Award Agreement. (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-11238) and incorporated herein by reference).

10.40	Amended and Restated Voting Agreement dated as of October 12, 2005, by and among Mark W. Blackman, Lionshead Investments, LLC, Robert G. Simses, and Mariner Partners, Inc. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-11238) filed on October 14, 2005, and incorporated herein by reference).

10.41	Sale and Purchase Agreement dated August 31, 2005 by and among the Robertson Group Limited and the Edinburgh Woollen Mill (Group) Limited and MMO EU Limited. (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 1-11238) and incorporated herein by reference).

10.42	Taxation Deed. (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 1-11238) and incorporated herein by reference).

+10.43	Form of Restricted Share Award Agreement. (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 1-11238) and incorporated herein by reference).
10.44	Letter Agreement dated as of March 22, 2006 by and between NYMAGIC, INC. and Conning Capital Partners VI, L.P. (Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 1-11238) filed on March 28, 2006 and incorporated herein by reference).

10.45	Amended and Restated Option Certificate dated as of March 22, 2006 by and between NYMAGIC, INC. and Conning Capital Partners VI, L.P (Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 1-11238) filed on March 28, 2006 and incorporated herein by reference).

+10.46	Consulting Agreement, dated as of March 30, 2006, by and between William D. Shaw, Jr. and NYMAGIC, INC.( (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-11238) filed on March 31, 2006 and incorporated herein by reference).

+10.47	Employment Agreement, dated as of April 17, 2006, by and between A. George Kallop and NYMAGIC, INC. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-11238) filed on April 20, 2006 and incorporated herein by reference).

+10.48	Performance Share Award Agreement, dated as of April 17, 2006, by and between A. George Kallop and NYMAGIC, INC. (Exhibits omitted. Will be provided to the SEC upon request.) (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-11238) filed on April 20, 2006 and incorporated herein by reference).

10.49	Employment Agreement, dated as of April 18, 2006, by and between George R. Trumbull, III and NYMAGIC, INC. (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-11238) filed on April 20, 2006 and incorporated herein by reference).

10.50	Performance Share Award Agreement, dated as of April 18, 2006, by and between George R. Trumbull, III and NYMAGIC, INC. (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-11238) filed on April 20, 2006 and incorporated herein by reference).

10.51	Amended and Restated Limited Partnership Agreement by and between NYMAGIC, INC., Tricadia CDO Fund, L.P., as general partner, and the limited partners named therein, dated as of August 1, 2006. (Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 1-11238) filed on August 23, 2006 and incorporated herein by reference).

+10.52	Employment Agreement, dated January 9, 2007, by and between George R. Trumbull, III and NYMAGIC, INC. (Filed as Exhibit 10.52 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, (Commission File no. 1-11238) and incorporated herein by reference.

+10.53	2004 Amended and Restated Long-Term Incentive Plan Award Agreement, dated January 9, 2007, by and between
NYMAGIC, INC. and George R. Trumbull, III. (Filed as Exhibit 10.53 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, (Commission File no. 1-11238) and incorporated herein by reference.

+10.54	Amendment to Employment Agreement, dated January 9, 2007, by and between A. George Kallop and NYMAGIC, INC. (Filed as Exhibit 10.54 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, (Commission File no. 1-11238) and incorporated herein by reference.

+10.55	2004 Amended and Restated Long-Term Incentive Plan Award Agreement, dated January 9, 2007, by and between NYMAGIC, INC. and A. George Kallop. (Filed as Exhibit 10.55 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, (Commission File no. 1-11238) and incorporated herein by reference.

+10.56	Consulting Agreement, dated as of March 22, 2007 by and between William D. Shaw, Jr. and NYMAGIC, INC. (Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (Commission File no. 1-11238) and incorporated herein by reference.

+*10.57	2004 Amended and Restated Long-term Incentive Plan Award Agreement, dated January 9, 2008, between A. George Kallop and NYMAGIC, INC.

+*10.58	2004 Amended and Restated Long-term Incentive Plan Award Agreement, dated January 10, 2008, between George R. Trumbull, III and NYMAGIC, INC.

+*10.59	Employment Agreement, dated January 10, 2008, between NYMAGIC, INC. and George R. Trumbull, III.

+*10.60	Severance Agreement, dated February 15, 2007, between Mutual Marine Office, Inc and Craig Lowenthal.

*10.61	Lease, dated June 5, 2007 by and between Metropolitan 919 Third Avenue LLC and New York Marine And General Insurance Company.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of KPMG LLP.

*31.1	Certification of A. George Kallop, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of A. George Kallop, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Represents a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NYMAGIC, INC. (Registrant)

By:	/s/ A. George Kallop
A. George Kallop
President and Chief Executive Officer
Date: March 12, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ John R. Anderson John R. Anderson	Director	March 12, 2008

/s/ Glenn J. Angiolillo Glenn J. Angiolillo	Director	March 12, 2008

/s/ John T. Baily John T. Baily	Director	March 12, 2008

/s/ David E. Hoffman David E. Hoffman	Director	March 12, 2008

/s/ A. George Kallop A. George Kallop	Director and President and Chief Executive Officer	March 12, 2008

/s/ William J. Michaelcheck William J. Michaelcheck	Director	March 12, 2008

/s/ William D. Shaw, Jr. William D. Shaw, Jr.	Director	March 12, 2008

/s/ Robert G. Simses Robert G. Simses	Director	March 12, 2008

/s/ George R. Trumbull, III George R. Trumbull, III	Director and Chairman	March 12, 2008

/s/ Glenn R. Yanoff Glenn R. Yanoff	Director	March 12, 2008

/s/ David W. Young David W. Young	Director	March 12, 2008

/s/ Thomas J. Iacopelli Thomas J. Iacopelli	Principal Accounting Officer and Chief Financial Officer	March 12, 2008

NYMAGIC, INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and, (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (''COSO’’). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2007 based on the criteria in Internal Control-Integrated Framework issued by COSO.
Dated: March 12, 2008

A. George Kallop,
President and	Thomas J. Iacopelli,
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
NYMAGIC, INC.:
We have audited NYMAGIC, INC. and subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NYMAGIC, INC.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, NYMAGIC, INC. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NYMAGIC, INC. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 14, 2008 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
New York, New York
March 14, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
NYMAGIC, INC.:
We have audited the accompanying consolidated balance sheets of NYMAGIC, INC. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NYMAGIC, INC. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NYMAGIC, INC. and subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
New York, New York
March 14, 2008

NYMAGIC, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006

ASSETS
Investments:
Fixed maturities:
Available for sale at fair value (amortized cost $162,579,526 and $327,432,016)	$162,890,600	$327,566,525
Trading commercial middle market debt at fair value (cost $9,982,500 and $0)	8,293,725	—
Trading municipal obligations at fair value (cost $70,688,602 and $0)	70,243,560	—
Equity securities trading at fair value (cost $65,001,440 and $0)	66,325,265	—
Limited partnerships at equity (cost $148,915,402 and $147,185,828)	188,295,547	182,324,313
Short-term investments	165,000	136,601,455
Cash and cash equivalents	204,913,343	18,379,401

Total cash and investments	701,127,040	664,871,694

Accrued investment income	2,590,664	2,033,945
Premiums and other receivables, net	26,275,077	29,266,353
Receivable for securities sold	22,885,923	18,805,633
Reinsurance receivables on unpaid losses, net	250,129,540	286,237,546
Reinsurance receivables on paid losses, net	38,804,022	47,548,369
Deferred policy acquisition costs	14,989,585	13,371,632
Prepaid reinsurance premiums	21,749,663	29,579,428
Deferred income taxes	14,443,675	10,778,960
Property, improvements and equipment, net	4,816,836	9,949,970
Other assets	10,164,557	6,852,772

Total assets	$1,107,976,582	$1,119,296,302

LIABILITIES
Unpaid losses and loss adjustment expenses	$556,535,344	$579,178,634
Reserve for unearned premiums	87,577,497	93,649,827
Ceded reinsurance payable	27,071,178	44,792,821
Notes payable	100,000,000	100,000,000
Payable for securities purchased	28,678,666	—
Dividends payable	815,267	788,980
Other liabilities	27,853,083	30,186,494

Total liabilities	828,531,035	848,596,756

SHAREHOLDERS’ EQUITY
Common stock	15,672,090	15,505,815
Paid-in capital	47,313,015	42,219,900
Accumulated other comprehensive income	202,196	87,432
Retained earnings	296,641,235	286,147,400

	359,828,536	343,960,547
Treasury Stock, at cost, 6,965,077 and 6,647,377 shares	(80,382,989)	(73,261,001)

Total shareholders’ equity	279,445,547	270,699,546
Total liabilities and shareholders’ equity	$1,107,976,582	$1,119,296,302

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2007	2006	2005

Revenues:
Net premiums earned	$166,095,871	$151,834,141	$134,557,204
Net investment income	35,489,369	47,897,224	36,059,811
Net realized investment losses	(6,902,852)	(402,554)	(805,276)
Commission and other income (loss), net	(4,245,541)	1,137,873	1,532,756

Total revenues	190,436,847	200,466,684	171,344,495

Expenses:
Net losses and loss adjustment expenses incurred	89,844,108	86,135,655	92,290,259
Policy acquisition expenses	37,694,535	31,336,186	30,491,014
General and administrative expenses	36,018,289	31,401,429	27,183,486
Interest expense	6,725,542	6,712,064	6,678,703

Total expenses	170,282,474	155,585,334	156,643,462

Income before income taxes	20,154,373	44,881,350	14,701,033

Income tax provision:
Current	10,508,537	16,776,694	6,151,878
Deferred	(3,726,514)	(1,745,824)	(1,151,724)

Total income tax expense	6,782,023	15,030,870	5,000,154

Net income	$13,372,350	$29,850,480	$9,700,879

Weighted average number of shares of common stock outstanding-basic	8,895,729	8,806,928	8,733,872

Basic earnings per share	$1.50	$3.39	$1.11

Weighted average number of shares of common stock outstanding-diluted	9,190,228	9,177,284	8,918,190

Diluted earnings per share	$1.46	$3.25	$1.09

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year ended December 31,
	2007	2006	2005

Common stock:
Balance, beginning of year	$15,505,815	$15,415,790	$15,335,740
Shares issued	166,275	90,025	80,050

Balance, end of year	15,672,090	15,505,815	15,415,790

Paid-in capital:
Balance, beginning of year	$42,219,900	$38,683,462	$36,781,911
Shares issued and other	5,093,115	3,536,438	1,901,551

Balance, end of year	47,313,015	42,219,900	38,683,462

Accumulated other comprehensive income (loss):
Balance, beginning of year	$87,432	$(569,153)	$742,364
Unrealized gain (loss) on securities, net of reclassification adjustment	114,764	656,585	(1,311,517)

Other comprehensive income (loss)	114,764	656,585	(1,311,517)

Balance, end of year	202,196	87,432	(569,153)

Retained earnings:
Balance, beginning of year	$286,147,400	$259,015,028	$251,418,750
Net income	13,372,350	29,850,480	9,700,879
Dividends declared	(2,878,515)	(2,718,108)	(2,104,601)

Balance, end of year	296,641,235	286,147,400	259,015,028

Treasury stock, at cost:
Balance, beginning of year	$(73,261,001)	$(73,261,001)	$(46,161,173)
Net purchase of treasury shares	(7,121,988)	—	(27,099,828)

Balance, end of year	(80,382,989)	(73,261,001)	(73,261,001)

Total Shareholders’ Equity	279,445,547	270,699,546	239,284,126

Comprehensive income:
Net income	$13,372,350	$29,850,480	$9,700,879
Other comprehensive income (loss)	114,764	656,585	(1,311,517)

Comprehensive income	13,487,114	30,507,065	8,389,362

	Number of Shares

Common stock, par value $1 each:
Issued, beginning of year	15,505,815	15,415,790	15,335,740
Shares issued	166,275	90,025	80,050

Issued, end of year	15,672,090	15,505,815	15,415,790

Common stock, authorized shares, par value $1 each	30,000,000	30,000,000	30,000,000

Common stock, shares outstanding, end of year	8,707,013	8,858,438	8,768,413

Dividends declared per share	$.32	$.30	$.24
The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income	$13,372,350	$29,850,480	$9,700,879

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for deferred taxes	(3,726,514)	(1,745,824)	(1,151,724)
Net realized investment losses	6,902,852	402,554	805,276
Equity in earnings of limited partnerships	(12,985,185)	(16,474,693)	(17,603,357)
Net bond amortization	141,774	200,614	(268,182)
Depreciation and other, net	1,295,852	968,818	705,758
Loss on abandonment of computer equipment and software	5,315,965	—	—
Changes in:
Premiums and other receivables	2,991,276	(3,933,720)	17,265,886
Reinsurance receivables paid and unpaid, net	44,852,353	(6,098,829)	(65,392,458)
Ceded reinsurance payable	(17,721,643)	9,064,476	10,265,504
Accrued investment income	(556,719)	792,120	(176,521)
Deferred policy acquisition costs	(1,617,953)	(1,379,904)	1,063,569
Prepaid reinsurance premiums	7,829,765	(7,386,000)	(815,271)
Other assets	(3,311,785)	(1,343,180)	(794,902)
Unpaid losses and loss adjustment expenses	(22,643,290)	(9,686,515)	85,604,011
Reserve for unearned premiums	(6,072,330)	10,411,836	149,597
Other liabilities	(4,244,598)	(2,832,280)	7,189,803
Trading portfolio activities	(116,177,935)	109,763,613	(110,580,538)

Total adjustments	(119,728,115)	80,723,086	(73,733,549)

Net cash (used in) provided by operating activities	(106,355,765)	110,573,566	(64,032,670)

Cash flows from investing activities:
Fixed maturities acquired	(23,946,795)	(313,966,624)	(247,136,021)
Limited partnerships acquired	(43,750,000)	(55,570,000)	(17,350,000)
Fixed maturities sold	179,432,179	220,876,103	97,941,993
Limited partnerships sold	50,763,951	55,905,244	85,839,946
Net sale (purchase) of short-term investments	136,671,984	(56,575,517)	219,023,303
Fixed maturities matured	2,081,000	15,845,000	8,448,000
Receivable for securities sold and not yet settled	(4,080,290)	34,206,452	(47,944,697)
Acquisition of property & equipment, net	(1,478,683)	(2,660,398)	(3,846,538)
Payable for securities purchased and not yet settled	—	(9,000,000)	9,000,000
Deconsolidation of investment in Tricadia limited partnership	—	(6,940,528)	—

Net cash provided by (used in) investing activities	295,693,346	(117,880,268)	103,975,986

Cash flows from financing activities:
Proceeds from stock issuance and other	5,259,390	3,626,463	1,981,601
Cash dividends paid to stockholders	(2,852,228)	(2,465,648)	(2,154,947)
Net purchase of treasury stock	(7,121,988)	—	(27,099,828)
Payable for treasury stock purchased and not yet settled	1,911,187	—	—

Net cash (used in) provided by financing activities	(2,803,639)	1,160,815	(27,273,174)

Net increase (decrease) in cash and cash equivalents	186,533,942	(6,145,887)	12,670,142
Cash and cash equivalents at beginning of year	18,379,401	24,525,288	11,855,146

Cash and cash equivalents at end of year	$204,913,343	$18,379,401	$24,525,288

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Summary Of Significant Accounting Policies:
Nature of operations
NYMAGIC, INC. (the “Company” or “NYMAGIC”), through its subsidiaries, specialize in underwriting ocean marine, inland marine/fire, other liability and aircraft insurance through insurance pools managed by Mutual Marine Office, Inc. (“MMO”), Pacific Mutual Marine Office, Inc. (“PMMO”), and Mutual Marine Office of the Midwest, Inc. (“Midwest”). MMO, located in New York, PMMO located in San Francisco, and Midwest, located in Chicago, manage the insurance pools in which the Company’s insurance subsidiaries, New York Marine And General Insurance Company (“New York Marine”) and Gotham Insurance Company (“Gotham”), participate. All premiums, losses and expenses are prorated among pool members in accordance with their pool participation percentages. Effective January 1, 1997 and subsequent, the Company increased to 100% its participation in the business produced by the pools. In 2007, the Company closed PMMO’s San Francisco office and its operations were absorbed by MMO.
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
In 2003, the Company obtained an interest in substantially all of a limited partnership hedge fund, Mariner Tiptree (CDO) Fund I, L.P. (“Tiptree”), that invested in Collateralized Debt Obligations (CDO) securities, Credit Related Structured Product (CRS) securities and other structured products. The investment in Tiptree was previously consolidated in the Company’s financial statements. On August 18, 2006, the Company entered into an Amended and Restated Limited Partnership Agreement of Tricadia CDO Fund, L.P. (“Tricadia”), effective as of August 1, 2006, with Tricadia Capital, LLC, the general partner, and the limited partners named therein (the “Amended Agreement”) to amend and restate the Limited Partnership Agreement of Mariner Tiptree (CDO) Fund I, L.P. entered into in 2003 (the “Original Agreement”). The Amended Agreement changed the name of the partnership, amended and restated in its entirety the Original Agreement and provides for the continuation of the partnership under applicable law upon the terms and conditions of the Amended Agreement. The Amended Agreement, among other items, substantially changed the fee income structure as well as provides for the potential conversion of limited partnership interests to equity interests. The fee income was changed in the Amended Agreement from 50% of the fee received by the investment manager in connection with the management of CDOs in Tricadia to a percentage of fees equal to the pro-rata portion of the CDO equity interest held by Tricadia, in no event; however, will the fee be less than 12.5% of the fee received by the investment manager. The Amended Agreement also provided for an additional CDO fee to be determined based upon the management fees earned by the investment manager. These changes resulted in a reduction in the variability of Tricadia thereby lowering or decreasing its expected losses as well as represented a change in the entity’s governing documents or contractual arrangements that changed the characteristics of Tricadia’s equity investment at risk. As a result of these substantive changes to the Original Agreement, the Company concluded that it is no longer the party most closely associated with Tricadia and deconsolidated Tricadia, formerly known as Tiptree, from its financial statements as of August 1, 2006 and has since included Tricadia as a limited partnership investment at equity in the financial statements. See Note 17 “Related Party Transactions.”
As of the date of the Tricadia deconsolidation, reclassification adjustments to the Trading, Limited partnership, Cash and cash equivalents, Accrued investment income, Other assets and the Other liabilities financial statement captions as disclosed on the Company’s balance sheet amounted to $18,584,600, $26,594,107, $6,940,528, $10,187, $1,806,687 and $747,895, respectively. Trading portfolio activities in 2006 include cash flows of $18,584,600 resulting from the effect of deconsolidation of the Tricadia limited partnership investment. Approximately $6,940,528 in uses of cash flows in 2006 resulted from the effect of deconsolidation of the Tricadia limited partnership investment. The deconsolidation had no impact on the Company’s Statement of Income for the year ended December 31, 2006.

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
Consolidation
The consolidated financial statements include the accounts of the Company, three insurance subsidiaries, New York Marine, Gotham and Southwest Marine, and three agency subsidiaries. Gotham is owned 25% by the Company and 75% by New York Marine. Southwest Marine and Gotham are consolidated in the financial statements as they are 100% indirect subsidiaries of NYMAGIC, INC. All other subsidiaries are wholly owned by NYMAGIC. Since 2003, the Company has been the only limited partner in Tricadia, that invests in CDO securities, CRS securities and other structured product securities, whose financial statements have been included in the consolidated financial statements until August 1, 2006. All intercompany accounts and transactions have been eliminated in consolidation.
Investments
Fixed maturities categorized as “Available for Sale” are reported at estimated fair value and include those fixed income investments where the Company’s intent to carry such investments to maturity may be affected in future periods by changes in market interest rates, tax position or credit quality. Unrealized gains and losses, net of related deferred income taxes, on Available for Sale securities are reflected in accumulated other comprehensive income in shareholders’ equity. All other fixed maturities are categorized as “Trading” and are also reported at estimated fair value. Trading securities are marked to market with the change recognized in net investment income during the current period. Any realized gains and losses resulting from the sales of such securities are also recognized in net investment income. The cost of fixed maturities is adjusted for the amortization of any purchase premiums and the accretion of purchase discounts from the time of purchase of the security to its sale or maturity. This amortization of premium and accretion of discount is recorded in net investment income.
For asset-backed securities, including mortgage-backed securities, interest income is recognized using an effective yield based upon anticipated prepayments and the estimated economic life of the securities. The effective yield reflects actual payments-to-date plus anticipated future payments. Quarterly, prepayments received are compared to scheduled prepayments to recalculate the effective yield. Any resulting difference from this comparison is included as an adjustment to net investment income and future income is recognized using the effective yield arising from the revised changes in assumptions of cash flows.
Equity securities, categorized as “Trading,” are comprised of non-redeemable preferred stock and are reported at estimated fair value. Trading securities are marked to fair value with the change recognized in net investment income during the current period. Any realized gains and losses resulting from the sales of such securities are also recognized in net investment income.
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
Investment transactions are recorded on their trade date with balances pending settlement reflected in the consolidated balance sheets as a receivable for securities sold, payable for securities purchased or a component of other assets or other liabilities. Short-term investments, which have maturity of one year or less from the date of purchase, are carried at amortized cost, which approximates fair value. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

For fixed maturities and equity securities, quoted prices in active markets are used to determine the fair value. When such information is not available, as in the case of securities that are not publicly traded, other valuation techniques are employed. These valuation techniques may include, but are not limited to, using independent pricing sources (dealer marks), identifying comparable securities with quoted market prices and using internally prepared valuations based on certain modeling and pricing methods. The fair value of our hedge fund investments is based upon our equity interest in the financial statements of the limited partnership, whose general partners use various methods to estimate the fair value of the hedge fund. Most funds utilize the market approach whereby prices are used from market-generated transactions involving identical or comparable assets or liabilities.
Net realized investment gains and losses (determined on the basis of first in first out) also include any declines in value which are considered to be other-than-temporary. Management reviews investments for impairment based upon quantitative and qualitative criteria that include downgrades in rating agency levels for securities, the duration and extent of declines in fair value of the security below its cost or amortized cost, interest rate trends, the Company’s intent to hold the security, market conditions, and the regulatory environment for the security’s issuer.
Derivatives
The Company enters into derivatives in the course of its operations. Changes in the fair value of any derivatives are recorded to results of operations.
Premium and policy acquisition cost recognition
Premiums and policy acquisition costs are reflected in income and expense on a monthly pro rata basis over the terms of the respective policies. Accordingly, unearned premium reserves are established for the portion of premiums written applicable to unexpired policies in force, and acquisition costs, consisting mainly of net brokerage commissions and premium taxes relating to these unearned premiums, are deferred to the extent recoverable. The determination of acquisition costs to be deferred considers historical and current loss and loss adjustment expense experience. In measuring the carrying value of deferred policy acquisition costs, consideration is also given to anticipated investment income using an interest rate of 5% for 2007, 2006 and 2005. The Company has provided an allowance for uncollectible premiums receivables of $300,000 as of December 31, 2007 and 2006.
Revenue recognition
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
Share-based compensation
Effective January 1, 2003 the Company adopted the fair value based method of accounting under of Statement of Financial Accounting No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), prospectively, for all employee awards granted, modified or settled after January 1, 2003. Therefore, the cost related to share-based employee compensation included in the determination of net income for the years ended December 31, 2005 and December 31, 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123, which includes awards issued after December 15, 1994. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. Under APB 25, the Company recorded the difference, if any, between the exercise price of the Company’s stock options and the market price of the underlying stock on the date of grant as an expense over the vesting period of the option. The adoption of SFAS 123 did not have a significant impact on the Company’s results of operations, financial condition or liquidity.
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R) (As Amended), Share-Based Payment (“SFAS 123(R)”), using the modified prospective method. SFAS 123(R) establishes standards for the accounting for transactions that involve stock based compensation. SFAS 123R requires that compensation costs be recognized for the fair value of all share awards. Compensation expense is recorded pro-rata over the vesting period of the award.
Basic and diluted earnings per share
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year and the dilutive effect of vested and non-vested equity awards and stock options that would be assumed to be exercised as of the balance sheet date, as determined using the treasury stock method. See Note 13 for a reconciliation of the shares outstanding in determining basic and diluted earnings per share.
Reclassification
Certain accounts in the prior year’s financial statements have been reclassified to conform to the 2007 presentation.
Effects of recent accounting pronouncements
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109. FIN 48 became effective in 2007 and provides guidance for recognizing the benefits of tax-return positions in the financial statements if it is more-likely-than-not (more than fifty-percent likely) that they will be realized upon final settlement with the respective taxing authorities. The adoption of FIN 48 did not have a material effect on the Company’s financial statements and the Company believes there are no tax positions that would require disclosure under FIN 48. The federal tax returns for 2004 through 2006 are currently open and subject to examination.
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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides the Company an irrevocable option to report selected financial assets and liabilities at fair value with changes in fair value recorded in earnings. The option is applied, on a contract-by-contract basis, to an entire contract and not only to specific risks, specific cash flows or other portions of that contract. Upfront costs and fees related to a contract for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its financial condition or results of operations.
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
In December 2007, the FASB issued SFAS 141(R), Business Combinations, which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at full fair value. Under SFAS 141(R), all business combinations will be accounted for by applying the acquisition method (referred to as the purchase method in SFAS 141, Business Combinations). SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and is to be applied to business combinations occurring after the effective date. The adoption of SFAS 141(R) is not expected to have an impact on its financial condition or results of operations.
In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements, which requires non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 is not expected to have an impact on its financial condition or results of operations.

(2) Investments:
A summary of the Company’s investment components at December 31, 2007 and December 31, 2006 is as follows:

	December 31, 2007	Percent	December 31, 2006	Percent
Fixed maturities

Available for Sale (Fair Value):
U.S. Treasury securities	$14,335,541	2.04%	$11,042,269	1.66%
Municipal obligations	7,810,318	1.11%	7,802,878	1.17%
Corporate securities	5,853,942	0.83%	12,138,485	1.83%
Mortgage-backed securities	134,890,799	19.25%	296,582,893	44.61%

Subtotal	$162,890,600	23.23%	$327,566,525	49.27%

Trading (Fair Value):
Municipal obligations	70,243,560	10.02%	—	—
Commercial middle market debt	8,293,725	1.18%	—	—

Total fixed maturities	$241,427,885	34.43%	$327,566,525	49.27%

Equity securities trading (Fair Value):
Preferred stock	66,325,265	9.46%	—	—

Cash and short-term investments (at Cost)	205,078,343	29.25%	154,980,856	23.31%

Total fixed maturities, equity securities, cash and short-term investments	$512,831,493	73.14%	$482,547,381	72.58%

Limited partnership hedge funds (at Equity)	188,295,547	26.86%	182,324,313	27.42%

Total investment portfolio	$701,127,040	100.00%	$664,871,694	100.00%
As of December 31, 2007, 97% of the fair value of the Company’s fixed income and short-term investment portfolios were considered investment grade. As of December 31, 2007, the Company invested approximately $11.4 million in fixed maturities that were below investment grade.

Details of the mortgage-backed securities portfolio as of December 31, 2007 are presented below:

			Average	Average
			Underlying	FICO
			Loan to	Credit	Moody’s	S&P
Security description	Issue date	Fair value	Value % (1)	Score (1)	Rating	Rating
American Home Mortgage Assets	7/1/2006	$20,220,609	88.80	706	AAA	AAA
Bear Stearns Mortgage Funding	9/29/2006	12,921,619	83.30	710	AAA	AAA
Countrywide Alt Loan Trust A1	11/1/2005	13,001,835	82.60	697	AAA	AAA
Countrywide Alternative Loan Trust	12/1/2005	14,083,927	81.70	699	AAA	AAA
Residential Accredit Loans, Inc.	10/28/2005	12,608,860	78.70	704	AAA	AAA
Residential Accredit Loans, Inc.	12/1/2005	15,836,094	82.50	700	AAA	AAA
Washington Mutual	12/21/2005	11,607,434	79.10	715	AAA	AAA
Washington Mutual	7/1/2006	17,288,400	79.20	731	AAA	AAA
Washington Mutual 2006-AR13 1A	9/1/2006	17,322,021	76.20	729	AAA	AAA

		$134,890,799

(1)	at issue date
The Company has investments in residential mortgage backed securities amounting to $135 million at December 31, 2007. There were no unrealized investment losses on such securities at December 31, 2007. The Company recorded approximately $6.5 million in declines in fair value considered to be other-than-temporary on such securities in 2007. The decision to write down such securities in 2007 was based upon the likelihood that we may not hold such securities until the fair value decline is recovered. These securities are the highest tranche in their credit structure and are commonly referred to as “super senior” residential mortgage backed securities. These super senior securities, consisting of nine “Alt A” mortgage securities, have floating interest rates and are rated AAA/Aaa by S&P/Moody’s. “Alt A” securities are residential home loans made to individuals that maintain credit scores similar to those individuals receiving prime loans, but provide less than full documentation required for a prime loan. The fair value of each security is provided by pricing services or security dealers. There has been considerable amount of turmoil in the U.S. housing market in 2007 and 2008 which has led to market declines in such securities. The markets for these types of securities can be illiquid and, therefore, the price obtained on these securities is subject to change, depending upon the underlying market conditions of these securities. We may be subject to a large degree of variability in pricing on such securities that can have a material effect on the Company.
As of March 12, 2008, the fair value of these super senior securities has declined by an additional $30 million before taxes. The decrease in the fair value of such securities is the result of technical factors including the distressed sale of similar type securities by hedge funds and other large institutions.
The gross unrealized gains and losses on fixed maturities available for sale at December 31, 2007 and December 31, 2006 are as follows:

	2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Fixed maturities available for sale:

U.S. Treasury securities	$13,938,993	$408,146	$(11,598)	$14,335,541
Municipal obligations	7,792,131	18,187	—	7,810,318
Corporate securities	5,957,603	59,441	(163,102)	5,853,942
Mortgage-backed securities	134,890,799	—	—	134,890,799

Totals	$162,579,526	$485,774	$(174,700)	$162,890,600

	2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Fixed maturities available for sale:

U.S. Treasury securities	$11,202,361	$1,332	$(161,424)	$11,042,269
Municipal obligations	7,795,637	7,241	—	7,802,878
Corporate securities	12,259,960	101,718	(223,193)	12,138,485
Mortgage-backed securities	296,174,058	473,892	(65,057)	296,582,893

Totals	$327,432,016	$584,183	$(449,674)	$327,566,525

The following table summarizes all securities in an unrealized loss position at December 31, 2007 and December 31, 2006, disclosing the aggregate fair value and gross unrealized loss for less than as well as more than 12 months:

	2007
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Fixed maturities available for sale:
U.S. Treasury securities	$—	$—	$3,829,008	$(11,598)	$3,829,008	$(11,598)
Corporate securities	103,957	(320)	4,071,690	(162,782)	4,175,647	(163,102)

Total temporarily impaired securities	$103,957	$(320)	$7,900,698	$(174,380)	$8,004,655	$(174,700)

	2006
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Fixed maturities available for sale:
U.S. Treasury securities	$6,169,093	$(29,489)	$4,725,591	$(131,935)	$10,894,684	$(161,424)
Corporate securities	124,917,444	(65,748)	7,685,786	(222,502)	132,603,230	(288,250)

Total temporarily impaired securities	$131,086,537	$(95,237)	$12,411,377	$(354,437)	$143,497,914	$(449,674)
At December 31, 2007, the Company was holding 20 fixed maturity securities that were in an unrealized loss position. The Company believes these unrealized losses are temporary, as they resulted from changes in market conditions, including interest rates or sector spreads, and are not considered to be credit risk related. Further, the Company has the intent and the ability to hold the securities prior to full recovery.

The amortized cost and fair value of debt securities at December 31, 2007 by contractual maturity are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Fixed maturities available for sale
	Amortized	Fair
	Cost	Value

Due in one year or less	$8,399,808	$8,419,400
Due after one year through five years	9,636,253	10,065,204
Due after five years through ten years	1,756,258	1,600,923
Due after ten years	7,896,408	7,914,274

	27,688,727	27,999,801
Mortgage-backed securities	134,890,799	134,890,799

Totals	$162,579,526	$162,890,600

Proceeds from sales of investments in fixed maturities held for sale for the years ended December 31, 2007, 2006 and 2005 were $179,432,179, $220,876,103 and $97,941,993, respectively. Gross gains of $252,149, $518,457 and $532,429 and gross losses of $708,964, $532,195 and $413,986 were realized on those sales for the years ended December 31, 2007, 2006 and 2005, respectively. The Company recorded declines in values of investments considered to be other-than-temporary of $6,681,566, $371,140 and $678,395 for the years ended December 31, 2007, 2006 and 2005, respectively. Approximately $6.5 million other-than-temporary decline in 2007 was related to the mortgage-backed securities portfolio. The decision to write down such securities in 2007 was based upon the likelihood that we may not hold such securities until the fair value decline is recovered.
There were no non-income producing fixed maturity investments for any of the years presented herein.
The Company is the only limited partner in Tricadia and reports its investment using the equity method of accounting. The amounts reported in Limited partnership hedge funds related to Tricadia at December 31, 2007 and 2006 were $42.6 million and $28.4 million, respectively. The summarized GAAP basis information pertaining to the financial position and operations of its investment in Tricadia is as follows:

	2007	2006

Total assets	$43,637,939	$28,978,975
Total liabilities	$147,307	$152,686
Total partners’ capital	$43,490,632	$28,826,289
Total revenue	$9,261,842	$5,478,485
Net income	$7,977,923	$4,739,308
In 2003, the Company obtained an interest in substantially all of a limited partnership hedge fund, Mariner Tiptree (CDO) Fund I, L.P. (“Tiptree”), that invested in Collateralized Debt Obligations (CDO) securities, Credit Related Structured Product (CRS) securities and other structured products. The investment in Tiptree was previously consolidated in the Company’s financial statements. On August 18, 2006, the Company entered into an Amended and Restated Limited Partnership Agreement of Tricadia CDO Fund, L.P. (“Tricadia”), effective as of August 1, 2006, with Tricadia Capital, LLC, the general partner, and the limited partners named therein (the “Amended Agreement”) to amend and restate the Limited Partnership Agreement of Mariner Tiptree (CDO) Fund I, L.P. entered into in 2003 (the “Original Agreement”). The Amended Agreement changed the name of the partnership, amended and restated in its entirety the Original Agreement and provides for the continuation of the partnership under applicable law upon the terms and conditions of the Amended Agreement. The Amended Agreement, among other items, substantially changed the fee income structure as well as provides for the potential conversion of limited partnership interests to equity interests. The fee income was changed in the Amended Agreement from 50% of the fee received by the investment manager in connection with the management of CDOs in Tricadia to a percentage of fees equal to the pro-rata portion of the CDO equity interest held by Tricadia, in no event; however, will the fee be less than 12.5% of the fee received by the investment manager. The Amended Agreement also provided for an additional CDO fee to be determined based upon the management fees earned by the investment manager. These changes resulted in a reduction in the variability of Tricadia thereby lowering or decreasing its expected losses as well as represented a change in the entity’s governing documents or contractual arrangements that changed the characteristics of Tricadia’s equity investment at risk. As a result of these substantive changes to the Original Agreement, the Company concluded that it is no longer the party most closely associated with Tricadia and deconsolidated Tricadia, formerly known as Tiptree, from its financial statements as of August 1, 2006 and has since included Tricadia as a limited partnership investment at equity in the financial statements.

In 2003 the Company made an investment of $11.0 million in Tricadia. Additional investments of $6.25 million, $2.7 million and $4.65 million were made in 2007, 2005 and 2004, respectively. The Company is committed to providing an additional $15.4 million in capital to Tricadia.
In addition to its investment in Tricadia, the Company held $145.7 million and $153.9 million of limited partnership and limited liability company hedge funds at December 31, 2007 and 2006, respectively.
A summary of all of the Company’s investments in limited partnership and limited liability company hedge funds at December 31, 2007, accounted for under the equity method, is set forth below:

	Amount	Ownership %
Alpha Energy Partners Class A	$1,341,625	1.22
Alpha Energy Partners Class C	3,213,979	2.93
Alydar QP Fund	5,078,218	1.02
Artesian Credit Arbitrage Total Return Fund	5,819,630	13.82
Blue Harbour Strategic Value Partners, L.P.	1,358,548	0.29
Brocade Fund, L.P.	6,479,999	6.94
Caspian Capital Partners, L.P. (1)	4,746,283	1.35
Dolphin Limited Partnership — A	6,024,712	6.92
Five Mile Capital SIF	10,256,694	3.24
Horizon Portfolio, L.P.	4,357,205	3.40
Ivory Flagship Fund L.P.	5,432,461	0.94
Latigo Fund, L.P.	5,502,701	3.26
Loeb Arbitrage Fund	4,336,776	0.69
Lubben Fund, L.P.	6,017,552	4.39
Mariner — CRA Relative Fund (1)	3,751,038	4.48
Mariner Dolphin Special Opportunities Fund (1)	4,971,878	17.59
Mariner Opportunities Fund (1)	4,685,707	1.60
Mariner Voyager LP (1)	8,022,168	15.29
MKP Credit II, L.P.	6,854,907	5.05
MV Partners Fund I, LP — Tranche B	1,154,326	1.96
Newsmith Credit Fund, LP	2,725,191	9.06
P.A.W. Partners, LP	6,116,932	5.40
Renaissance Institutional Equities Fund, L.L.C.	5,186,167	0.05
Riva Ridge Capital Partners, L.P.	7,936,531	6.50
SLS Investors	4,926,704	1.88
Taconic Opportunity Fund, L.P.	1,874,438	0.10
TAMI Macro Fund, L.P.	1,913,358	3.80
Tricadia (CDO) Fund, LP (1)	42,594,084	97.94
Wexford Spectrum Fund I, LP	15,615,735	1.58

Total limited partnership and limited liability company hedge funds	$188,295,547

(1)	Indicates limited partnership or limited liability company hedge fund directly managed by Mariner (see note 17).
(2)	In January 2008 the Company made a commitment to purchase an interest in a hedge fund in the amount of $5.0 million.

The fair values used for hedge fund investments and other privately held equity securities generally are established on the basis of the valuations provided monthly by the managers of such investments. These valuations generally are determined based upon the valuation criteria established by the governing documents of such investments or utilized in the normal course of such manager’s business. Such valuations may differ significantly from the values that would have been used had readily available markets for these securities existed and the differences could be material.
The hedge funds in which the Company invests usually impose limitations on the timing of withdrawals from the hedge funds (most are within 90 days), and may affect our liquidity. With respect to the Company’s investment in the Tricadia limited partnership hedge fund managed by a Mariner affiliated Company, the withdrawal of funds requires one year’s prior written notice to the hedge fund manager.
The components for net realized losses and change in unrealized net appreciation (depreciation) on investments for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Year ended December 31,
	2007	2006	2005

Realized gains (losses) on investments:
Fixed maturities	$(7,138,381)	$(384,878)	$(559,952)
Short-term investments	235,529	(17,676)	(245,324)

Net realized investment losses	$(6,902,852)	$(402,554)	(805,276)

	Year ended December 31,
	2007	2006	2005

Change in unrealized appreciation (depreciation) on investments:
Fixed maturities	$176,563	$1,010,131	$(2,017,718)

Unrealized net investment gains (losses)	176,563	1,010,131	(2,017,718)
Deferred income tax (expense) benefit	(61,799)	(353,546)	706,201

Change in unrealized net investment gains (losses), net of deferred income taxes	$114,764	$656,585	(1,311,517)

Net investment income from each major category of investments for the years indicated is as follows:

	Year ended December 31,
	2007	2006	2005

Fixed maturities available for sale	$13,944,630	$11,793,544	$7,796,371
Trading securities	2,302,469	15,785,074	8,486,160
Short-term investments	8,687,536	7,816,937	6,161,702
Equity in earnings of limited partnerships	12,985,185	16,474,691	17,603,357

Total investment income	37,919,820	51,870,246	40,047,590
Investment expenses (see note 17)	(2,430,451)	(3,973,022)	(3,987,779)

Net investment income	$35,489,369	$47,897,224	$36,059,811

Net investment income for trading securities for the years ended December 31, 2007, 2006 and 2005 includes $809,992, $171,720 and $1,392,929 of net unrealized losses, respectively.

Margin Account
The Company maintains an investment in a limited partnership hedge fund, (Tricadia), that invests in CDOs, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a Mariner affiliated company. This investment was consolidated in the Company’s financial statements through August 1, 2006. CDOs and CRSs are purchased by various broker dealers. Such purchases are then repackaged and sold to investors within a relatively short time period, normally within a few months. Tricadia earns a fee for servicing these arrangements and provides a margin account as collateral to secure the credit risk of the purchases made by the dealers under these agreements. Tricadia does not share in the gains or losses on investments held by the dealer. Management expects that only under a remote circumstance would the margin account be drawn by the dealer to secure losses. Many of the securities purchased are investment grade floating rate securities and large unrealized losses are not normally expected to occur. The Company seeks to mitigate market risk associated with such investments by concentrating on investment grade, floating rate securities with the risk of loss being limited to the cash held in the margin accounts. As of December 31, 2007 and 2006, Tricadia provided $0 and $8 million, respectively, in cash as collateral to secure any purchases made by the dealers.
Securities Lending
The Company maintains a securities lending agreement with Bear, Stearns Securities Corp. (the “Borrower”) whereby certain securities from its portfolio are loaned to the Borrower for short periods of time. The agreement sets forth the terms and conditions under which the Company may, from time to time, lend to the Borrower, against a pledge of restricted collateral, securities held in custody for the Company by Custodial Trust Company, an affiliate of the Borrower. The Company receives restricted collateral from the Borrower generally equal to at least the fair value of the loaned securities plus accrued interest. The loaned securities remain a recorded asset of the Company. At December 31, 2007, the Company had loaned securities with a fair value of $354,265 and held collateral related to these loaned securities of $367,888.
General
The Company invests in collateralized debt obligations (CDOs), collaterized loan obligations (CLOs) and commercial middle market debt which are private placements. The fair value of each security is provided by securities dealers. The markets for these types of securities can be illiquid and, therefore, the price obtained from dealers in these securities is subject to change depending upon the underlying market conditions of these securities, including the potential for downgrades or defaults on the underlying collateral of the security.
The investment portfolio has exposure to market risks, which include the effect of adverse changes in interest rates, credit quality, hedge fund value and illiquid securities including CDO, CLO, commercial middle market debt and residential mortgage backed securities values on the portfolio. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Hedge fund and illiquid securities risks include the potential loss from the diminution in the value of the underlying investment of the hedge fund and the potential loss from changes in the fair value of CDO, CLO commercial middle market debt and residential mortgage backed securities.
Included in investments at December 31, 2007 are securities required to be held by the Company or those that are on deposit with various regulatory authorities as required by law with a fair value of $14,370,541.

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
A summary of the pools’ underwriting accounts as of December 31, 2007 and December 31, 2006 is as follows:

	(Unaudited)
	2007	2006

Cash and short-term investments	$7,690,777	$16,468,618
Premiums receivable	23,646,503	25,758,823
Reinsurance and other receivables	95,577,799	98,249,798

Total assets	$126,915,079	$140,477,239

Due to insurance pool members	66,215,850	59,305,829
Reinsurance payable	27,299,729	44,424,500
Funds withheld from reinsurers	30,487,673	33,011,209
Other liabilities	2,911,827	3,735,701

Total liabilities	$126,915,079	$140,477,239

A portion of the pools’ underwriting accounts above have been included in the Company’s insurance subsidiaries operations based upon their pro rata participation in the MMO insurance pools.
(4) Insurance Operations:
Reinsurance transactions
Approximately 27%, 36% and 33% of the Company’s insurance subsidiaries’ direct and assumed gross premiums written for the years ended December 31, 2007, 2006 and 2005, respectively, have been reinsured by the pools with other companies on both a treaty and a facultative basis.
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

The Company’s largest unsecured reinsurance receivables at December 31, 2007 were from the following reinsurers:

Reinsurer	Amounts	A.M. Best Rating
	(in millions)
Lloyd’s Syndicates	$61.3	A (Excellent)
Swiss Reinsurance America Corp.	27.4	A+ (Superior)
Lloyd’s (Equitas)	11.5	NR-3 (Rating Procedure Inapplicable)
Platinum Underwriters Reinsurance Co.	8.3	A (Excellent)
Folksamerica Reinsurance Company	6.6	A- (Excellent)
XL Reinsurance America Inc.	5.8	A+ (Superior)
Liberty Mutual Insurance Company	5.3	A (Excellent)
Transatlantic Reins. Co.	5.1	A+ (Superior)
FM Global (Arkwright)	4.8	A+ (Superior)
Berkley Insurance Company	3.8	A+ (Superior)
General Reins. Corp.	3.7	A++ (Superior)
Axis Reins. Co.	3.6	A (Excellent)
Everest Reinsurance	2.6	A+ (Superior)
Munich Reinsurance America	2.3	A+ (Superior)

Total	$152.1
The reinsurance contracts with the above listed companies are generally entered into annually and provide coverage for claims occurring while the relevant agreement was in effect, even if claims are made in later years. The contract with Arkwright was entered into with respect to their participation in the pools.
Lloyd’s maintains a trust fund, which was established for the benefit of all United States ceding companies. Lloyd’s receivables represent amounts due from approximately 95 different Lloyd’s syndicates.
Equitas, a Lloyd’s company, was established to settle claims for underwriting years 1992 and prior. On March 30, 2007, Equitas completed a reinsurance transaction with National Indemnity Company, a member of the Berkshire Hathaway group of insurance companies. As a result, National Indemnity now reinsures all Equitas’ liabilities by providing an additional $5.7 billion of reinsurance cover to Equitas. The Company is currently engaged in an arbitration proceeding with Equitas to collect recoverables ceded to them covering various asbestos claims. Equitas has contested coverage and has not paid such amounts to the Company. While the Company is confident in its recovery procedures, there can be no assurance as to the ultimate outcome of the arbitration and an unfavorable resolution of these arbitration proceedings will be material to our results of operations.
The Company’s exposure to reinsurers, other than those indicated above, includes reinsurance receivables from approximately 500 reinsurers or syndicates, and as of December 31, 2007, no single one was liable to the Company for an unsecured amount in excess of approximately $2 million.
Funds withheld of approximately $13.9 million and letters of credit of approximately $124.3 million as of December 31, 2007 were obtained as collateral for reinsurance receivables as provided under various reinsurance treaties. Reinsurance receivables as of December 31, 2007 and 2006 included an allowance for uncollectible reinsurance receivables of $14.1 million and $13.9 million, respectively. Uncollectible reinsurance resulted in charges to operations of approximately $3.6 million, $2.7 million and $6.1 million in 2007, 2006 and 2005, respectively.
Reinsurance ceded and assumed relating to premiums written were as follows:

	Gross	Ceded	Assumed		Percentage
	(direct)	to other	from other		of assumed
Year ended	Amount	companies	companies	Net amount	to net

December 31, 2007	$219,599,494	$60,534,715	$8,788,527	$167,853,306	5%
December 31, 2006	230,779,540	86,449,224	10,529,662	154,859,978	7%
December 31, 2005	186,734,330	66,478,291	13,635,490	133,891,529	10%

Reinsurance ceded and assumed relating to premiums earned were as follows:

	Gross	Ceded	Assumed		Percentage
	(direct)	to other	from other		of assumed
Year ended	Amount	Companies	companies	Net amount	to net

December 31, 2007	$225,002,917	$68,364,479	$9,457,433	$166,095,871	6%
December 31, 2006	216,737,670	79,063,222	14,159,693	151,834,141	9%
December 31, 2005	178,807,549	65,663,023	21,412,678	134,557,204	16%
Losses and loss adjustment expenses incurred are net of ceded reinsurance recoveries of $31,062,222, $63,334,283 and $90,454,778 for the years ended December 31, 2007, 2006 and 2005, respectively.
Unpaid losses
Unpaid losses are based on individual case estimates for losses reported and include a provision for losses incurred but not reported and for loss adjustment expenses. The following table provides a reconciliation of the Company’s consolidated liability for losses and loss adjustment expenses for the years ended December 31, 2007, 2006 and 2005:

	Year ended December 31,
	2007	2006	2005
	(In thousands)
Net liability for losses and loss adjustment expenses at beginning of year	$292,941	$289,217	$255,479

Provision for losses and loss adjustment expenses occurring in current year	103,664	93,803	105,537
Decrease in estimated losses and loss adjustment expenses for claims occurring in prior years (1)	(13,820)	(7,667)	(13,247)

Net loss and loss adjustment expenses incurred	89,844	86,136	92,290

Less:
Losses and loss adjustment expense payments for claims occurring during:
Current year	12,136	9,641	15,453
Prior years	64,244	72,771	43,099

	76,380	82,412	58,552

Net liability for losses and loss adjustment expenses at year end	306,405	292,941	289,217

Ceded unpaid losses and loss adjustment expenses at year end	250,130	286,238	299,648

Gross unpaid losses and loss adjustment expenses at year end	$556,535	$579,179	$588,865

(1)	The adjustment to the consolidated liability for losses and loss adjustment expenses for losses occurring in prior years reflects the net effect of the resolution of losses for other than full reserve value and subsequent readjustments of loss values.

The $13.8 million decrease in 2007 was largely caused by favorable development in the 2003-2005 accident years for the ocean marine line, which generally resulted from favorable loss trends in the risk class. Another factor contributing to the decrease was $6.2 million recorded on the novation of excess workers’ compensation policies in the other liability line for accident years 2004-2006,which was partially offset by adverse development of $3.0 million in the professional liability class as a result of two large claims in the 2006 accident year. The inland marine/fire segment also reported favorable loss development partially due to lower reported severity losses. The favorable development in 2007 was partially offset by approximately $3.3 million in adverse development from the runoff aviation class.

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
At December 31, 2007 and December 31, 2006, the Company’s gross, ceded and net loss and loss adjustment expense reserves for all asbestos/environmental policies amounted to $52.4 million, $41.5 million and $10.9 million, and $55.4 million, $43.2 million and $12.2 million, respectively. The Company believes that the uncertainty surrounding asbestos/environmental exposures, including issues as to insureds’ liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions, all affect the estimation of ultimate losses. Under such circumstances, it is difficult to determine the ultimate loss for asbestos/environmental related claims. Given the uncertainty in this area, losses from asbestos/environmental related claims may develop adversely and, accordingly, management is unable to estimate the range of possible loss that could arise from asbestos/environmental related claims. However, the Company’s net unpaid loss and loss adjustment expense reserves, in the aggregate, as of December 31, 2007, represent management’s best estimate.
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

In 2006 the Company recorded adverse loss development of approximately $850,000 in the aircraft line of business resulting primarily from changes in estimates for the terrorist attacks occurring on September 11, 2001. Specifically, loss reserves from policies covering losses assumed from the World Trade Center attack were increased as a result of our receipt of notices of losses from a ceding company, which were coupled with an immaterial error that should have been recorded in 2005 of $1.1 million. These increases were partially offset by a reduction in reserves relating to the loss sustained at the Pentagon after re-estimating the reserve based upon lower than expected settlements of claims paid during the year. There were no material changes in loss estimates for the WTC attack in 2007.
Salvage and subrogation
Estimates of salvage and subrogation recoveries on paid and unpaid losses have been recorded as a reduction of unpaid losses amounting to $6,850,648 and $6,978,622 at December 31, 2007 and December 31, 2006, respectively.
Deferred policy acquisition costs
Deferrable policy acquisition costs amortized to expense amounted to $37,694,535, $31,336,186 and $30,491,014 for the years ended December 31, 2007, 2006 and 2005, respectively.
(5) Property, Improvements and Equipment, Net:
Property, improvements and equipment, net at December 31, 2007 and December 31, 2006 include the following:

	2007	2006

Office furniture and equipment	$1,706,122	$1,653,875
Computer equipment	1,604,437	986,205
Computer software	1,245,014	6,000,273
Leasehold improvements	3,695,764	3,679,444

	8,251,337	12,319,797
Less: accumulated depreciation and amortization	(3,434,501)	(2,369,827)

Property, improvements and equipment, net	$4,816,836	$9,949,970

Depreciation and amortization and other expenses for the years ended December 31, 2007, 2006 and 2005 amounted to $1,295,929, $968,817 and $681,070, respectively.
During 2007, the Company’s management determined that certain computer equipment and software was inefficient and no longer possessed any future service potential and accounted for it as an abandoned asset under the guidance of Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The cost basis and accumulated depreciation of the computer equipment and software treated as if abandoned were $5,547,094 and $231,129,respectively, resulting in a charge against income before income taxes of $5,315,965.

(6) Income Taxes:
The components of deferred tax assets and liabilities as of December 31, 2007 and December 31, 2006 are as follows:

	December 31, 2007	December 31, 2006

Deferred Tax Assets:
Loss reserves	$13,106,353	$12,037,171
Unearned premiums	4,607,948	4,484,928
State and local tax loss carryforwards	4,589,456	4,139,451
Bad debt reserve	564,356	956,729
Unrealized depreciation of investments	2,531,762	75,325
Deferred compensation	3,058,090	914,863
Other	251,237	168,524

Deferred tax assets	28,709,202	22,776,991

Less: Valuation allowance	4,998,520	4,193,440

Total deferred tax assets	23,710,682	18,583,551

Deferred Tax Liabilities:
Deferred policy acquisition costs	5,246,355	4,680,071
Hedge fund income	3,339,644	2,397,529
Accrued salvage and subrogation	238,882	242,688
Other	442,126	484,303

Total deferred tax liabilities	9,267,007	7,804,591

Net deferred tax assets	$14,443,675	$10,778,960

The range of years in which the loss carryforwards, which are primarily in the State of New York, can be carried forward against future tax liabilities is from 2008 to 2026.
The Company’s valuation allowance account with respect to the deferred tax asset and the change in the account is as follows:

	December 31, 2007	December 31, 2006	December 31, 2005

Balance, beginning of year	$4,193,440	$4,176,558	$3,790,355
Change in valuation allowance	805,080	16,882	386,203

Balance, end of period	$4,998,520	$4,193,440	$4,176,558

The change in the valuation account relates primarily to state and local tax loss carryforwards coupled with a $500,000 reduction in taxes in 2006 resulting from the resolution of tax uncertainties for the Company’s former subsidiary, MMO UK, which was sold in 2005.
The Company believes that the total deferred tax asset, net of the recorded valuation allowance account, as of December 31, 2007 will more likely than not be fully realized.

Income tax provisions differ from the amounts computed by applying the Federal statutory rate to income before income taxes as follows:

	Year ended December 31,
	2007	2006	2005
Income taxes at the Federal statutory rate	35.0%	35.0%	35.0%
Tax exempt interest and dividend received deduction	(1.1)	(0.2)	(0.5)
Valuation allowance	4.0	0.0	2.6
State taxes	(4.1)	(1.0)	(2.0)
Other, net	(0.1)	(0.3)	(1.1)

Income tax provisions	33.7%	33.5%	34.0%

Federal income tax paid amounted to $14,028,238, $13,670,275 and $6,067,039 for the years ended December 31, 2007, 2006 and 2005, respectively.
At December 31, 2007, the federal income tax recoverable included in other assets amounted to $2,675,546. At December 31, 2006, the federal income tax payable included in other liabilities amounted to $1,777,420.
Reduction of income taxes paid as a result of the deduction triggered by employee exercise of stock options for the years ended December 31, 2007, 2006 and 2005 amounted to $1,128,108, $583,726 and $199,033, respectively. The benefit received was recorded in paid-in capital.
(7) Statutory Income and Surplus:
NYMAGIC’s principal source of income is dividends from its subsidiaries, which are used for payment of operating expenses, including interest expense, loan repayments and payment of dividends to NYMAGIC’s shareholders. The Company’s domestic insurance subsidiaries are limited under state insurance laws, in the amount of ordinary dividends they may pay without regulatory approval. Within this limitation, the maximum amount which could be paid to the Company out of the domestic insurance companies’ surplus was approximately $20.3 million as of December 31, 2007.
Combined statutory net income, surplus and dividends declared by the Company’s domestic insurance subsidiaries were as follows for the periods indicated:

	Combined	Combined	Dividends
	Statutory	Statutory	Declared
Year ended	Net Income	Surplus	To Parent
December 31, 2007 (unaudited)	$21,583,000	$203,162,000	$15,745,000
December 31, 2006	$28,880,000	$197,289,000	$17,600,000
December 31, 2005	$5,679,000	$186,848,000	$8,500,000
The National Association of Insurance Commissioners (the “NAIC”) provided a comprehensive basis of accounting for reporting to state insurance departments. Included in the codified accounting rules was a provision for the state insurance commissioners to modify such accounting rules by practices prescribed or permitted for insurers in their state. However, there were no differences reported in the statutory financial statements for the years ended December 31, 2007, 2006 and 2005 between prescribed state accounting practices and those approved by the NAIC.
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
(8) Employee Retirement Plans:
The Company maintains a retirement plan for the benefit of our employees in the form of a Profit Sharing Plan and Trust. The Profit Sharing Plan and Trust provides for an annual mandatory contribution of 7.5% of compensation for each year of service during which the employee has completed 11 months of service and is employed on the last day of the plan year. An additional discretionary annual contribution of up to 7.5% of compensation may also be made by the Company. The plan provides for 100% vesting upon completion of one year of service. Employee retirement plan expenses for the years ended December 31, 2007, 2006 and 2005 amounted to $1,161,441, $1,293,472 and, $1,096,437, respectively.

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
The fair value of the senior debt at December 31, 2007 approximated a price equal to 94% of the par value.
Interest paid amounted to $6,523,830, $6,523,133 and $6,500,444 for the years ended December 31, 2007, 2006 and 2005, respectively.
(10) Commitments:
The Company maintains various operating leases to occupy office space. The lease terms expire on various dates through July 2016.
The aggregate minimum annual rental payments under various operating leases for office facilities as of December 31, 2007 are as follows:

Amount
2008	3,619,590
2009	4,175,869
2010	4,136,384
2011	4,107,269
2012	4,145,790
Thereafter	15,399,839

Total	$35,584,741
The operating leases also include provisions for additional payments based on certain annual cost increases. Rent expenses for the years ended December 31, 2007, 2006 and 2005 amounted to $2,216,707, $1,856,238 and $1,677,299, respectively.
In 2003, the Company entered into a sublease for approximately 28,000 square feet for its principal offices in New York. The sublease commenced on March 1, 2003 and expires on July 30, 2016. In April 2005, the Company signed an amendment to the sublease pursuant to which it added approximately 10,000 square feet of additional space. The amended sublease expires on July 30, 2016. The minimum monthly rental payments of $141,276 under the amended sublease include the rent paid by the Company for the original sublease. Rent payments under the amended sublease commenced in 2005 and end in 2016, with payments amounting to $20.8 million, collectively, over the term of the agreement.
In June 2007, the Company leased an additional 30,615 square feet at the New York location. The lease provides for a minimum monthly rental payment of $197,722 beginning in 2008 and $210,478 beginning in 2013. The lease expires on July 30, 2016.
Additionally, the Company made a first amendment to a lease dated May 4, 2004 for its office in Chicago. The minimum monthly rental payments of $4,159 commenced in 2005 and will end in 2010.

(11) Comprehensive Income:
The Company’s comparative comprehensive income is as follows:

	Year ended December 31,
	2007	2006	2005

Net income	$13,372,350	$29,850,480	$9,700,879

Other comprehensive income (loss), net of deferred taxes:
Unrealized holding (losses) gains on securities, net of deferred tax (benefit) expense of $(2,354,199), $212,652 and $(988,048)	(4,372,090)	394,925	(1,834,946)
Less: reclassification adjustment for losses realized in net income, net of tax benefit of $2,415,998, $140,894 and $281,847	(4,486,854)	(261,660)	(523,429)

Other comprehensive income (loss)	114,764	656,585	(1,311,517)

Comprehensive income	$13,487,114	$30,507,065	$8,389,362

The Company reported unrealized holding gains on securities, net of deferred taxes, of $202,196 and $87,432 as of December 31, 2007 and December 31, 2006, respectively.
(12) Common Stock Repurchase Plan and Shareholders’ Equity:
The Company has a Common Stock Repurchase Plan which authorizes the repurchase of up to $55 million, at prevailing market prices, of the Company’s issued and outstanding shares of common stock on the open market. As of December 31, 2007, the Company had repurchased a total of 2,656,384 shares of common stock under this plan at a total cost of $49,364,032 at market prices ranging from $12.38 to $28.81 per share. The Company repurchased 317,700 shares of common stock under the Plan in 2007 at a total cost of $7,121,988. There were no repurchases made under the Plan during 2006 and 2005. The Company’s Common Stock Repurchase Plan was amended in March 2008 to increase authority to repurchase from $55 million to $75 million.
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
The Company entered into a Securities Purchase Agreement with Conning Capital Partners VI, L.P. (“CCP VI”) on January 31, 2003. Under the terms of the agreement, the Company sold 400,000 investment units to CCP VI, which consisted of one share of the Company’s common stock and an option to purchase an additional share of common stock from the Company. Conning paid $21.00 per unit resulting in $8.4 million in proceeds to the Company. In accordance with the Option Certificate, the options expire on January 31, 2008 and the exercise price is based on a variable formula (which was attached as an exhibit to the Company’s Form 8-K filed on February 4, 2003).
On March 22, 2006, the Company entered into an agreement (the “Letter Agreement”) to amend and restate the original Option Certificate granted under a Securities Purchase Agreement, dated January 31, 2003. The Amended and Restated Option Certificate, dated March 22, 2006, decreased the number of shares of Company common stock that are to be issued upon the exercise of the option from 400,000 to 300,000 and extended the term from January 31, 2008 to December 31, 2010. There were no options exercised by CCP VI during any of the years presented herein. The option exercise price calculated at December 31, 2007 was $23.41.

(13) Earnings per share:
A reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for each of the years ended December 31, 2007, 2006 and 2005 is as follows:

	December 31, 2007			December 31, 2006			December 31, 2005
		Weighted			Weighted			Weighted
		Average			Average			Average
	Net	Shares		Net	Shares		Net	Shares
	Income	Outstanding	Per	Income	Outstanding	Per	Income	Outstanding	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
				(In thousands, except for per share data)
Basic EPS	$13,372	8,896	$1.50	$29,850	8,807	$3.39	$9,701	8,734	$1.11
Effect of dilutive securities:
Equity awards and purchased options	—	294	$(.04)	—	370	$(.14)	—	184	$(.02)

Diluted EPS	$13,372	9,190	$1.46	$29,850	9,177	$3.25	$9,701	8,918	$1.09

(14) Incentive Compensation:
Share-based Plans:
Effective January 1, 2006, the Company adopted, on a prospective basis, SFAS 123(R) (As Amended), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB 25, Accounting for Stock Issued to Employees. Using the modified-prospective-transition method requires the application of the fair value based method to transactions that involve share-based compensation awards granted, modified or settled on or after the date of adoption. The approach to account for share-based payments in SFAS 123(R) is similar to the approach described in SFAS 123, however, SFAS 123(R) requires the recognition of compensation costs related to all share-based payments to employees be made using the grant-date fair value of all requisite shares over their vesting period, including the cost related to the unvested portion of all outstanding requisite shares as of December 31, 2005. The Company had previously accounted for share-based compensation using the expense recognition provision of SFAS 123, on a prospective basis, from January 1, 2003 to December 31, 2005 for all awards granted, modified or settled subsequent to January 1, 2003. The cumulative effect of adopting SFAS 123(R) did not have a material effect on the Company’s results of operations or financial position.
The following illustration shows the effect on net income and earnings per share for the year ended December 31, 2005 if the fair value based method had been applied to all outstanding and unvested awards in 2005. Only the effect of stock options on net income and earnings per share are considered in the pro forma calculations, as all other stock compensation awards have been accounted for under SFAS 123. All other awards issued amounted to $939,929 in 2005. It should be noted that the full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented because awards granted prior to January 1, 1995 are not considered in the determination of the compensation expense.

Net income, as reported	$9,700,879
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	26,000
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(336,000)

Pro forma net income	$9,390,879

Earnings per share:

Basic EPS — as reported	$1.11
Basic EPS — pro forma	$1.08

Diluted EPS — as reported	$1.09
Diluted EPS — pro forma	$1.05
In determining the pro forma effects on net income, the fair value of options granted prior to January 1, 2006 was estimated at each award grant date using the Black-Scholes option pricing model using the following assumptions: 1) expected dividend yields ranging between 0-3%; 2) expected volatility ranging between 25-31%; 3) expected terms no greater than 5 years; and 4) risk-free interest rates of 2.65%, 2.20%, 2.90%, 4.42%, 4.75%, 6.48% and 4.56% for each of the seven grant years from 1998 through 2004, respectively. The Company has established three share-based incentive compensation plans (the “Plans”), which are described below. Management believes that the Plans provide a means whereby the Company may attract and retain persons of ability to exert their best efforts on behalf of the Company. The Plans generally allow for the issuance of grants and exercises through newly issued shares, treasury stock, or any combination thereof to officers, key employees and directors who are employed by, or provide services to the Company. The compensation cost that has been charged against income for the Plans was $2,210,615, $2,116,929 and $984,806 for the years ended December 31, 2007, 2006 and 2005, respectively. Of the $2.1 million expensed in 2006, approximately $343,000 related to the adoption of accounting for share-based compensation under SFAS 123(R). The approximate total income tax benefit accrued and recognized in the Company’s financial statements for the years ended December 31, 2007, 2006 and 2005 related to share-based compensation expenses was approximately $774,000, $741,000 and $345,000, respectively.
2004 Long-Term Incentive Plan
The NYMAGIC, INC. Amended and Restated 2004 Long-Term Incentive Plan (the “LTIP’) was adopted by the Company’s Board of Directors and approved by its shareholders in 2004. The LTIP authorizes the Board of Directors to grant non-qualified options to purchase shares of Company’s common stock, share appreciation rights, restricted shares, restricted share units, unrestricted share awards, deferred share units and performance awards. The LTIP allows for the issuance of share-based awards up to the equivalent of 450,000 shares of the Company’s common stock at not less than 95 percent of the fair market value at the date of grant. Share grants awarded under the LTIP are exercisable over the period specified in each contract and expire at a maximum term of ten years.
Under the LTIP, the Company has granted restricted share units (“RSUs”), performance share awards (“performance shares”), as well as both unrestricted common stock awards (i.e., vested and unencumbered) and deferred share units (“DSUs”). Grantees generally have the option to defer the receipt of shares of common stock that would otherwise be acquired upon vesting of restricted share units, which allows for preferential tax treatment by the recipient of the award.

RSUs, as well as restricted shares, become vested and convertible into shares of common stock when the restrictions applicable to them lapse. In accordance with SFAS 123(R), the fair value of nonvested shares is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of December 31, 2007, there was $3,518,000 of unrecognized compensation cost related to RSUs, which is expected to be recognized over a remaining weighted-average vesting period of 1.8 years. The total fair value of RSUs vested and converted to shares of common stock during the years ended December 31, 2007 and 2006 was $492,092 and $642,120, respectively. No RSUs vested in 2005. As of December 31, 2007, the aggregate fair value was $4,237,416 for RSUs outstanding (vested and unvested) and $3,080,916 for nonvested RSUs.
The following table sets forth activity for the LTIP as it relates to RSUs for the years ended December 31, 2007, 2006 and 2005:

	December 31, 2007		December 31, 2006		December 31, 2005
		Weighted		Weighted		Weighted
		Average Grant		Average Grant		Average Grant
		Date Fair		Date Fair		Date Fair
	Number of	Value	Number of	Value	Number of	Value
RSUs	Shares	Per Share	Shares	Per Share	Shares	Per Share
Outstanding, beginning of year	156,600	$25.92	127,000	$24.70	—	—
Granted	46,000	$39.13	48,000	$29.74	127,000	$24.70
Vested and Converted to Shares of Common Stock	(19,400)	$29.74	(18,400)	$27.49	—	—
Forfeited	—	—	—	—	—	—

Outstanding, end of year	183,200	$28.83	156,600	$25.92	127,000	$24.70

Nonvested, end of year	133,200	$29.84	136,600	$26.10	127,000	$24.70

Performance share units have been awarded under the LTIP to the Company’s President and Chief Executive Officer. As discussed further under the caption “Executive Compensation Agreements,” the award is contingent upon the satisfaction of certain market conditions relating to the fair market value of the Company’s stock. Depending on the performance of the Company’s common stock for each of the years ended December 31, 2008, 2007 and 2006, an award may be issued up to 12,000 performance share units per year upon the achievement of certain predetermined share closing price requirements. The fair value of the performance share award has been estimated as of the initial grant date using a Monte Carlo Simulation. The inputs for expected dividends, expected volatility, expected term and risk-free interest rate used in the calculation of the grant-date fair value of this award were 0.84%, 25.3%, 2.7 years and 4.85%, respectively. Compensation expense, which is equal to the grant-date fair value, for the years ended December 31, 2007 and 2006 was $156,000 and $157,000, respectively. Pursuant to the completion of the 2007 and 2006 annual performance periods, the Company has awarded 12,000 performance shares for each year which vest on the second anniversary of the last day of the applicable performance period, provided that the executive is employed by the Company on that date, and are to be settled in the Company’s common stock on December 31, 2008 and 2009, respectively. The performance share units had an approximate fair value of $555,000 at December 31, 2007.
The Company has settled annual Board of Directors fees, in part, through the issuance of DSUs. DSUs are converted into shares of the Company’s common stock upon the departure of the grantee director. For the years ended December 31, 2007, 2006 and 2005, fees of $227,500, $227,500 and $184,000, respectively, have been settled by the grant of 5,366, 7,123, and 8,679 DSUs, respectively. A total of 29,725, 24,359 and 17,236 DSUs were outstanding at December 31, 2007, 2006 and 2005, respectively. The deferred share units outstanding at December 31, 2007 carried a total fair value of $687,539.
Unrestricted shares of the Company’s common stock have been granted pursuant to the LTIP. Correspondingly, 9,750 and 21,000 shares were granted to certain directors and officers during 2007 and 2005, respectively. The unrestricted stock awards settled compensation costs of $384,248 and $496,584, for the years ended December 31, 2007 and 2005, respectively. There were no unrestricted stock awards granted during 2006.

1991 and 2002 Stock Option Plans
The 1991 and 2002 Stock Option Plans (the “Option Plans”) have been adopted by the Company’s Board of Directors and approved by its shareholders in each of their respective years. The plans provide for the grant of non-qualified options to purchase shares of the Company’s common stock. Both of the plans authorize the issuance of options to purchase up to 500,000 shares of the Company’s common stock at not less than 95 percent of the fair market value at the date of grant. Option awards are exercisable over the period specified in each contract and expire at a maximum term of ten years.
The fair value of each option award has been estimated as of the respective grant date using the Black-Scholes option-pricing model. The Company has not granted any stock option awards through the Option Plans during any of the years ended December 31, 2007, 2006 and 2005. There was $2,483 of unrecognized compensation cost related to unvested options awarded pursuant to the Option Plans as of December 31, 2007, which will be recognized in the first quarter of 2008. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was approximately $2,347,000, $1,026,000 and $569,000, respectively. As of December 31, 2007, the aggregate intrinsic value was $1,484,974 for both options outstanding and vested and exercisable.
The following table sets forth stock option activity for the Option Plans for the years ended December 31, 2007, 2006 and 2005:

	December 31, 2007		December 31, 2006		December 31, 2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Number of	Price	Number of	Price	Number of	Price
Shares Under Option	Shares	Per Share	Shares	Per Share	Shares	Per Share
Outstanding, beginning of year	333,200	$15.43	407,850	$15.26	468,500	$15.19
Granted	—	—	—	—	—	—
Exercised	(136,725)	$15.07	(72,025)	$14.46	(59,050)	$15.02
Forfeited	(650)	$14.47	(2,625)	$14.47	(1,600)	$14.47

Outstanding, end of year	195,825	$15.69	333,200	$15.43	407,850	$15.26

Exercisable, end of year	193,325	$15.56	323,200	$15.22	285,100	$15.12

The weighted-average remaining contractual term as of December 31, 2007 for both options outstanding and options vested and exercisable was 4.5 years. For the years ended December 31, 2007, 2006 and 2005, the Company received approximately $2,060,000, $1,042,000 and $887,000, respectively, in cash for the exercise of stock options granted under the Option Plans.
Other Plans:
Employee Stock Purchase Plan
The Company established the Employee Stock Purchase Plan (the “ESPP”) in 2004. The ESPP allows eligible employees of the Company and its designated affiliates to purchase, through payroll deductions, shares of common stock of the Company. The ESPP is designed to retain and motivate the employees of the Company and its designated affiliates by encouraging them to acquire ownership in the Company on a tax-favored basis. The price per common share sold under the ESPP is 85% (or more if the Board of Directors or the committee administering the plan so provides) of the closing price of the Company’s shares on the New York Stock Exchange on the day the Common Stock is offered. The Company has reserved 50,000 shares for issuance under the ESPP. There were no shares issued under the ESPP during any of the years ended December 31, 2007, 2006 and 2005.

Phantom Stock Plan
The Company established the NYMAGIC, INC. Phantom Stock Plan (the “PSP”) in 1999. The purpose of the PSP is to build and retain a capable and experienced long-term management team and to incentivize key personnel to promote the success of the Company. Each share of phantom stock granted under the PSP constitutes a right to receive the appreciation in the fair market value of one share of the Company’s stock in the equivalent cash value, as determined on the date of exercise of such share of phantom stock over the measurement value of such phantom shares. In 1999, 100,000 shares of phantom stock were granted to employees with a five-year vesting schedule. There have been no grants of phantom stock by the Company since 1999. There were 3,500, 7,500 and 0 shares exercised for the years ended December 31, 2007, 2006 and 2005, respectively. The Company recorded an expense (benefit) of $(40,755), $140,400 and $(7,650) for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, there were 4,000 vested and outstanding phantom shares with a total fair value of $92,520.
Executive Compensation Agreements:
On April 17, 2006, the Company entered into an employment agreement with A. George Kallop, the Company’s President and Chief Executive Officer (the “Kallop Employment Agreement”), effective October 1, 2005 through December 31, 2008. This term will be automatically renewed for successive one-year periods unless either party provides notice 90 days prior to the expiration date of its intent to terminate the agreement at the end of applicable term. Under the Kallop Employment Agreement, Mr. Kallop is entitled to a base salary of $400,000 per annum (effective January 9, 2007, base salary was increased to $450,000 per annum pursuant to an amendment to the agreement) and a target annual cash incentive bonus of $300,000. Mr. Kallop is also entitled to receive grants of 8,000 restricted share units as of the execution date of the agreement and on each of January 1, 2007 and January 1, 2008. These shares will vest on December 31, 2006, 2007 and 2008, respectively. The agreement also provides for a long-term incentive award with maximum, target and threshold awards of 12,000, 6,000 and 3,000 performance units, respectively, in each of three one-year performance periods beginning with the calendar year ended December 31, 2006. Mr. Kallop is also entitled to receive a supplemental performance compensation award in the amount of 25,000 performance units pursuant to a “Change in Control” of the Company as defined in the Kallop Employment Agreement. A performance unit is an award which is based on the achievement of specific goals with respect to the Company or any affiliate or individual performance of the participant, or a combination thereof, over a specified period of time. Each of the performance awards is subject to the conditions described in the award agreement entered into contemporaneously with the Kallop Employment Agreement. The Kallop Employment Agreement also provides for reimbursement of reasonable expenses incurred in the performance of Mr. Kallop’s duties, and includes provisions governing termination for death, disability, cause, without cause and change of control, which include a severance benefit of one year’s salary, pro rata annual incentive awards at target, and accelerated vesting of stock and performance unit grants in the event of his termination without cause prior to a change of control.
In connection with the Kallop Employment Agreement, the Company entered into a Performance Share Award Agreement (the “Kallop Award Agreement”) with Mr. Kallop on the same date. Under the terms of the Kallop Award Agreement, the aforementioned 8,000 restricted share units granted as of the execution date of the Kallop Employment Agreement vest on December 31, 2006. The performance units will be earned for each of the three one-year performance periods based on predetermined market price targets of the daily closing price of the Company’s common stock in each of the requisite performance periods.
On April 18, 2006, the Company entered into an employment agreement with George R. Trumbull, III, the Company’s Chairman of the Board of Directors (the “Trumbull Employment Agreement”), effective February 1, 2006 through December 31, 2006. Under the Trumbull Employment Agreement Mr. Trumbull is entitled to a base salary of $250,000 and a target annual cash incentive bonus of $125,000. Mr. Trumbull is also entitled to receive a grant of 5,000 restricted share units as of the execution date of the Trumbull Employment Agreement, which vested on December 31, 2006. The Trumbull Employment Agreement also provides for reimbursement of reasonable expenses incurred in the performance of Mr. Trumbull’s duties, and includes provisions governing terminations for death, disability, cause, without cause and change of control, which include a severance benefit of one year’s salary, a pro rata annual incentive award at target and accelerated vesting of stock options in the event of his termination without cause prior to a change of control. The Trumbull Employment Agreement was renewed through December 31, 2007.
In connection with the renewal of the Trumbull Employment Agreement, the Company entered into a Performance Share Award Agreement (the “Trumbull Award Agreement”) with Mr. Trumbull on the same date, which provided for a grant of 5,000 restricted share units for each of the 2008 and 2007 years. The awards are to be granted on the first day of each year and vest on December 31, 2007 and 2008, respectively.

(15) Segment Information:
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

	Year ended December 31,
	2007		2006		2005
	(in thousands)
		Income		Income		Income
Segments	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)

Ocean marine	$71,998	$29,141	$78,898	$31,691	$72,326	$8,491
Inland marine/Fire	7,016	1,084	7,792	(53)	7,295	1,454
Other liability	87,388	11,971	65,402	3,721	55,277	815
Aircraft	108	(3,225)	284	(455)	857	2,214

Subtotal	166,510	38,971	152,376	34,904	135,755	12,974

Other income (loss)	(4,659)	(4,659)	596	596	334	334
Net investment income	35,489	35,489	47,897	47,897	36,060	36,060
Net realized investment (losses)	(6,903)	(6,903)	(403)	(403)	(805)	(805)
General and administrative expenses	—	(36,018)	—	(31,401)	—	(27,183)
Interest expense	—	(6,726)	—	(6,712)	—	(6,679)
Income tax expense	—	(6,782)	—	(15,031)	—	(5,000)

Total	$190,437	$13,372	$200,466	$29,850	$171,344	$9,701

The Company’s gross written premiums cover risks in the following geographic locations:

	2007	2006	2005
		(in thousands)
United States	$216,417	$226,352	$185,161
Europe	5,659	9,084	9,853
Asia	1,751	2,647	2,931
Latin America	313	479	879
Other	4,248	2,747	1,546

Total Gross Written Premiums	$228,388	$241,309	$200,370

(16) Quarterly Financial Data (unaudited):
The quarterly financial data for 2007 and 2006 are as follows:

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2007	2007	2007	2007
	(in thousands, except per share data)
Total revenues	$52,101	$52,558	$48,963	$36,815
Income before income taxes	$11,556	$15,904	$5,751	$(13,056)
Net income	$7,519	$10,325	$3,799	$(8,270)

Basic earnings per share	$.85	$1.16	$.43	$(.93)
Diluted earnings per share	$.82	$1.12	$.41	$(.93)

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2006	2006	2006	2006
	(in thousands, except per share data)
Total revenues	$49,542	$48,883	$48,394	$53,648
Income before income taxes	$11,859	$9,442	$12,406	$11,174
Net income	$7,714	$6,147	$8,578	$7,411

Basic earnings per share	$.88	$.70	$.97	$.84
Diluted earnings per share	$.85	$.67	$.93	$.80
(17) Related Party Transactions:
The Company had gross premiums of $13.6 million in 2007, $14.2 million in 2006 and $14.7 million in 2005 written through Arthur J. Gallagher & Co., an insurance brokerage at which Glenn R. Yanoff, a director of the Company from June 1999 until May 2004 and currently a director since September 2005, is an employee. In connection with the placement of such business, gross commission expenses of $2,534,000, $2,580,000 and $2,533,000 in 2007, 2006 and 2005, respectively, were incurred by the Company on these transactions.
The Company entered into an investment management agreement with Mariner effective October 1, 2002, which was amended and restated on December 6, 2002. Under the terms of the agreement, Mariner manages the Company’s investment portfolio. Fees to be paid to Mariner are based on a percentage of the investment portfolio as follows: 0.20% of liquid assets, 0.30% of fixed maturity investments and 1.25% of limited partnership (hedge fund) investments. Southwest Marine entered into an investment management agreement, the substantive terms of which are identical to those set forth above, with a subsidiary of Mariner, Mariner Investment Group, Inc. (“Mariner Group”) effective March 1, 2007. In addition to Mr. Michaelcheck, George R. Trumbull, Chairman, and a director of the Company, A. George Kallop, President and Chief Executive Officer and a director of the Company, and William D. Shaw, Jr., Vice Chairman and a director of the Company, are also associated with Mariner. Investment fees incurred under the agreement with Mariner were $2,951,404, $2,887,985 and $3,356,928 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company entered into a consulting contract with Mr. Shaw in 2005 pursuant to which he receives $100,000 annually. In April 2007, Mr. Shaw was awarded a bonus of $25,000 and 1,000 shares of Common Stock, with a value of approximately $40,000, for his services in 2006. In February 2006 Mr. Shaw was awarded a bonus of $30,000 for his services in 2005. In 2005 the Company paid Mr. Shaw $83,000 in cash and granted Mr. Shaw 4,500 shares of common stock with the value of $107,415 for his management contributions to the Company in 2004.
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
In 2003, the Company obtained a 100% interest in a limited partnership hedge fund, (Tricadia), that invests in CDO securities, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a Mariner affiliated company. In 2003 the Company made an investment of $11.0 million in Tricadia. Additional investments of $6.25 million, $2.7 million and $4.65 million were made in 2007, 2005 and 2004, respectively. The Company is committed to providing an additional $15.4 million in capital to Tricadia. Under the provisions of the limited partnership agreement, the Mariner affiliated company is entitled to 50% of the net profit realized upon the sale of certain collateralized debt obligations held by the Company. Investment expenses incurred under this agreement at December 31, 2007, December 31, 2006 and December 31, 2005 amounted to $(812,646), $792,144 and $437,842, respectively, and were based upon the fair value of those securities held and sold for the years ended December 31, 2007, 2006 and 2005, respectively. The limited partnership agreement also provides for other fees payable to the manager based upon the operations of the hedge fund. There were no other fees incurred during the years ended December 31, 2007, 2006 and 2005. Any withdrawals made require one year’s prior written notice to the hedge fund manager.
As of December 31, 2007 the Company held $68,771,158 in limited partnership interests in hedge funds that are directly managed by Mariner.
(18) Legal Proceedings:
The Company previously entered into reinsurance contracts with a reinsurer that is now in liquidation. On October 23, 2003, the Company was served with a Notice to Defend and a Complaint by the Insurance Commissioner of the Commonwealth of Pennsylvania, who is the liquidator of this reinsurer, alleging that approximately $3 million in reinsurance claims paid to the Company in 2000 and 2001 by the reinsurer are voidable preferences and are therefore subject to recovery by the liquidator. The claim was subsequently revised by the liquidator to approximately $2 million. The Company filed Preliminary Objections to Plaintiff’s Complaint, denying that the payments are voidable preferences and asserting affirmative defenses. These Preliminary Objections were overruled on May 24, 2005 and the Company filed its Answer in the proceedings on June 15, 2005. On December 7, 2006 the liquidator filed a motion of summary judgment to which the Company responded on December 19, 2006 by moving for a stay, pending the resolution of a similar case currently pending before the Supreme Court of the Commonwealth of Pennsylvania. As of March 1, 2008 there has been no ruling on the Company’s motion, and no trial date has been set for this matter. The Company intends to defend itself vigorously in connection with this lawsuit. The Company believes it has strong defenses against these claims; however, there can be no assurance as to the outcome of this litigation.

FINANCIAL STATEMENT SCHEDULES
SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NYMAGIC, INC.
Balance Sheets
(Parent Company)

	December 31,	December 31,
	2007	2006

Assets:
Cash	$65,597,032	$878,947
Investments	54,766,256	105,425,534

Total cash and investments	120,363,288	106,304,481
Investment in subsidiaries	237,489,115	238,810,495
Due from subsidiaries	18,700,906	20,983,782
Other assets	6,423,519	7,057,719

Total assets	$382,976,828	$373,156,477

Liabilities:
Notes payable	$100,000,000	$100,000,000
Dividend payable	815,267	788,980
Other liabilities	2,716,014	1,667,951

Total liabilities	103,531,281	102,456,931

Shareholders’ equity:
Common stock	15,672,090	15,505,815
Paid-in capital	47,313,015	42,219,900
Accumulated other comprehensive income	202,196	87,432
Retained earnings	296,641,235	286,147,400
Treasury stock	(80,382,989)	(73,261,001)

Total shareholders’ equity	279,445,547	270,699,546

Total liabilities and shareholders’ equity	$382,976,828	$373,156,477

FINANCIAL STATEMENT SCHEDULES
SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NYMAGIC, INC.
Statements of Income
(Parent Company)

	Year ended December 31,
	2007	2006	2005
Revenues:
Cash dividends from subsidiaries	$15,745,000	$18,500,000	$8,500,000
Net investment and other income	12,241,488	7,763,602	8,382,318

	27,986,488	26,263,602	16,882,318

Expenses:
General and administrative expenses	6,023,143	3,686,841	3,090,189
Interest expenses	6,701,711	6,688,932	6,677,409
Income tax expense (benefit)	453,140	(608,232)	(494,921)

	13,177,994	9,767,541	9,272,677

Income before equity income	14,808,494	16,496,061	7,609,641
Equity in undistributed earning of subsidiaries	(1,436,144)	13,354,419	2,091,238

Net income	$13,372,350	$29,850,480	$9,700,879

Statements of Cash Flows
(Parent Company)

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$13,372,350	$29,850,480	$9,700,879

Adjustments to net income to cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	1,436,144	(13,354,419)	(2,091,238)
Equity in earnings of limited partnerships	(9,032,711)	(4,986,865)	(274,038)
Decrease (increase) in due from subsidiaries	2,282,876	(5,229,654)	(660,571)
Decrease (increase) in other assets	634,200	(988,934)	(195,005)
Decrease in other liabilities	(863,124)	(124,569)	(1,413,528)

Net cash provided by operating activities	7,829,735	5,166,039	5,066,499

Cash flows from investing activities:
Net sale (purchase) of other investments	65,941,989	(2,326,169)	8,764,071
Limited partnerships (acquired) sold	(6,250,000)	(40,029,555)	47,403,579
Decrease (increase) in receivable for securities sold	—	34,735,775	(32,107,756)
Investment in subsidiary	—	1,607,582	—

Net cash provided by (used in) investing activities	59,691,989	(6,012,367)	24,059,894

Cash flows in financing activities:
Proceeds from stock issuance and other	5,259,390	3,626,463	1,981,601
Cash dividends paid to stockholders	(2,852,228)	(2,465,648)	(2,154,947)
Net purchase of treasury stock	(7,121,988)	—	(27,099,828)
Increase in payable for treasury stock purchased	1,911,187	—	—
Investment in subsidiary	—	—	(1,600,000)

Net cash (used in) provided by financing activities	(2,803,639)	1,160,815	(28,873,174)

Net increase in cash	64,718,085	314,487	253,219

Cash at beginning of period	878,947	564,460	311,241

Cash at end of period	$65,597,032	$878,947	$564,460

The condensed financial information of NYMAGIC, INC. for the years ended December 31, 2007, 2006 and 2005 should be read in conjunction with the consolidated financial statements of NYMAGIC, INC. and subsidiaries and notes thereto.

NYMAGIC, INC.
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
(In thousands)

	Column A	Column B	Column C	Column D	Column E	Column F
					OTHER
			FUTURE POLICY		POLICY
		DEFERRED	BENEFITS,		CLAIMS
		POLICY	LOSSES		AND
		ACQUISITION	CLAIMS AND	UNEARNED	BENEFITS	PREMIUM
		COST	LOSS EXPENSES	PREMIUMS	PAYABLE	REVENUE
	SEGMENTS	(caption 7)	(caption 13-a-1)	(caption 13-a-2)	(caption 13-a-3)	(caption 1)

2007	Ocean marine	$5,370	$197,511	$34,985		$71,637
	Inland marine/Fire	521	22,693	8,512		6,978
	Other liability	9,099	211,182	44,080		87,373
	Aircraft	—	125,149	—		108

	Total	$14,990	$556,535	$87,577	$—	$166,096

2006	Ocean marine	$5,907	$212,581	$38,760		$78,350
	Inland marine/Fire	363	26,038	9,514		7,793
	Other liability	7,102	204,600	45,376		65,402
	Aircraft	—	135,960	—		289

	Total	$13,372	$579,179	$93,650	$—	$151,834

2005	Ocean marine	$6,488	$243,033	$39,179		$71,688
	Inland marine/Fire	139	27,624	11,182		7,340
	Other liability	5,365	172,197	32,877		55,277
	Aircraft	—	146,011	—		252

	Total	$11,992	$588,865	$83,238	$—	$134,557

	Column A	Column G	Column H	Column I	Column J	Column K
			BENEFITS,
			CLAIMS,	AMORTIZATION OF
			LOSSES	DEFFERED
		NET	AND	POLICY	OTHER
		INVESTMENT	SETTLEMENT	ACQUISITION	OPERATING	PREMIUMS
		INCOME	EXPENSES	COSTS	EXPENSES	WRITTEN
	SEGMENTS	(caption 2)	(caption 4)

2007	Ocean marine		$27,723	$15,134		$68,192
	Inland marine/Fire		4,810	1,122		6,935
	Other liability		53,988	21,429		92,618
	Aircraft		3,323	10		108

	Total	$35,489	$89,844	$37,695	$36,018	$167,853

2006	Ocean marine		$31,065	$16,142		$75,243
	Inland marine/Fire		7,036	809		7,097
	Other liability		47,304	14,377		72,231
	Aircraft		731	8		289

	Total	$47,897	$86,136	$31,336	$31,401	$154,860

2005	Ocean marine		$45,339	$18,496		$70,596
	Inland marine/Fire		5,262	579		8,452
	Other liability		43,068	11,394		54,592
	Aircraft		(1,379)	22		252

	Total	$36,060	$92,290	$30,491	$27,183	$133,892

NYMAGIC, INC.
SCHEDULE V-VALUATION AND QUALIFYING ACCOUNTS

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
	Balance at			Balance at
	beginning			close of
DESCRIPTION	of period	Additions	Deductions	Period

December 31, 2007 Allowance for doubtful accounts	$14,151,028	$3,679,854	$(3,463,959)	$14,366,923
December 31, 2006 Allowance for doubtful accounts	$17,016,018	$2,958,349	$(5,823,339)	$14,151,028
December 31, 2005 Allowance for doubtful accounts	$12,838,007	$6,639,265	$(2,461,254)	$17,016,018
The allowance for doubtful accounts on reinsurance receivables amounted to $14,066,923, 13,851,028 and $16,716,018 at December 31, 2007, December 31, 2006 and December 31, 2005, respectively. The allowance for doubtful accounts on premiums and other receivables amounted to $300,000 for each of the years ended December 31, 2007, December 31, 2006 and December 31, 2005.
NYMAGIC, INC.
SCHEDULE VI — SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

(In thousands)
		RESERVE FOR
	DEFERRED	UNPAID
AFFILIATION	POLICY	CLAIMS		UNEARNED	NET	NET
WITH	ACQUISITION	AND CLAIMS		PREMIUM	EARNED	INVESTMENT
REGISTRANT	COSTS	EXPENSES	DISCOUNT	RESERVE	PREMIUMS	INCOME

DECEMBER 31, 2007 CONSOLIDATED SUBSIDIARIES	$14,990	$556,535	$—	$87,577	$166,096	$22,852
DECEMBER 31, 2006 CONSOLIDATED SUBSIDIARIES	$13,372	$579,179	$—	$93,650	$151,834	$40,204
DECEMBER 31, 2005 CONSOLIDATED SUBSIDIARIES	$11,992	$588,865	$—	$83,238	$134,557	$27,893

	CLAIMS AND CLAIMS
	EXPENSES INCURRED		AMORTIZATION
	RELATED TO		OF DEFERRED
AFFILIATION			POLICY	PAID CLAIMS	NET
WITH	CURRENT	PRIOR	ACQUSITION	AND CLAIMS	PREMIUMS
REGISTRANT	YEAR	YEARS	COSTS	EXPENSES	WRITTEN

DECEMBER 31, 2007 CONSOLIDATED SUBSIDIARIES	$103,664	$(13,820)	$37,695	$76,380	$167,853
DECEMBER 31, 2006 CONSOLIDATED SUBSIDIARIES	$93,803	$(7,667)	$31,336	$82,412	$154,860
DECEMBER 31, 2005 CONSOLIDATED SUBSIDIARIES	$105,537	$(13,247)	$30,491	$58,552	$133,892