Form 10-K/A
period 2007-12-31
NYMAGIC INC
filed 2008-05-08
CIK 847431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the registrant’s definitive proxy statement relating to its 2008 Annual Meeting of Shareholders filed with the Commission within 120 days after the close of the registrant’s fiscal year.

EXPLANATORY NOTE
     NYMAGIC, INC. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K/A”) to include separate audited financial statements of Tricadia CDO Fund, L.P. (“Tricadia”), required by Rule 3-09 of Regulation S-X.
     This Form 10-K/A amends the Form 10-K solely by the addition of the Tricadia financial statements to Part IV, Item 15. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Form 10-K and this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. The following sections of the Form 10-K have been amended by this Form 10-K/A:
     Part IV—Item 15—Exhibits, Financial Statement Schedules
     This Form 10-K/A has been signed as of a current date and all certifications of the Company’s Chief Executive Officer and Chief Financial Officer are given as of a current date. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Form 10-K for the year ended December 31, 2007, including any amendments to those filings.

PART IV
Item 15. EXHIBITS. FINANCIAL STATEMENT SCHEDULES
               SIGNATURES

(ii)

NYMAGIC, INC.
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of Amendment No. 1 to this report on Form 10-K:
(2)	Financial Statement Schedules:
INDEX TO FINANCIAL STATEMENTS
Tricadia CDO Fund, L.P.
(3)	Exhibits: The following exhibits are filed as part of Amendment No. 1 to this report on Form 10-K:

Exhibit
Number	Description
*23.1	Consent of Grant Thornton LLP.

*31.1	Certification of A. George Kallop, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of A. George Kallop, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
     The financial statements of Tricadia CDO Fund, L.P. are filed under Item 15(c) below.
(b)	The exhibits required to be filed herewith are listed above.

(c)	Financial Statements Schedules: Financial Statements of Tricadia CDO Fund, L.P.

(iii)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NYMAGIC, INC. (Registrant)
By:	/s/ Thomas J. Iacopelli
Thomas J. Iacopelli
Executive Vice President, Chief Financial Officer and Treasurer

Date: May 8, 2008

(iv)

FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
TRICADIA CDO FUND, L.P.
December 31, 2007

EX-23.1: CONSENT OF GRANT THORNTON LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

Audit • Tax • Advisory

Grant Thornton LLP
60 Broad Street, 24th Floor
New York, NY 10004-2306

T 212.422.1000
F 212.422.0144
www.Grant Thornton.com
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
To the Partners of
     Tricadia CDO Fund, L.P.
We have audited the accompanying statement of financial condition of Tricadia CDO Fund, L.P. (the “Partnership”) as of December 31, 2007, including the condensed schedule of investments, and the related statements of income and special allocation, changes in partners’ capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with auditing standards generally accepted in the United States of America as established by the American Institute of Certified Public Accountants. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tricadia CDO Fund, L.P. at December 31, 2007 and its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
New York, New York
May 5, 2008
Grant Thornton LLP
U.S. member firm of Grant Thornton International Ltd

Tricadia CDO Fund, L.P.
STATEMENT OF FINANCIAL CONDITION
December 31, 2007
(expressed in United States dollars)

ASSETS
Investment in investment entity, at fair value	$30,000,000
Securities owned, at fair value (cost $5,225,006)	4,125,008
Receivable from brokers	9,151,538
Other fee receivables	83,119
Other receivables	1,050,000

Total assets	$44,409,665

LIABILITIES AND PARTNERS’ CAPITAL

Accrued expenses	$147,307

Partners’ capital	44,262,358

Total liabilities and partners’ capital	$44,409,665

The accompanying notes are an integral part of this statement.

Tricadia CDO Fund, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2007
(expressed in United States dollars)

Quantity		Fair value
	INVESTMENT IN INVESTMENT ENTITY, AT FAIR VALUE (67.78%)
	United States (67.78%)
	Financial (67.78%)
2,000,000	Tiptree Financial Partners, LP (67.78%)	$30,000,000

	SECURITIES OWNED, AT FAIR VALUE (9.32%)
	ASSET-BACKED SECURITIES (9.32%)
	United States (8.47%)
	Financial (8.47%)
5,000,000	Telos 2006-1A sub 10/11/2021 (8.47%)	$3,750,008
	Cayman Islands (0.85%)
	Financial (0.85%)
500,000	Telos 2006-1X sub 10/11/2021 (0.85%)	375,000

	TOTAL ASSET-BACKED SECURITIES (COST $5,225,006)	4,125,008

	SECURITIES OWNED, AT FAIR VALUE (COST $5,225,006)	$4,125,008

The accompanying notes are an integral part of this schedule.

Tricadia CDO Fund, L.P.
STATEMENT OF INCOME AND SPECIAL ALLOCATION
Year ended December 31, 2007
(expressed in United States dollars)

Investment income
Interest	$7,373,355
Dividends	860,000
Other fee income	3,972,115

Total investment income	12,205,470

Expenses
Management fees	332,171
Professional fees	126,422
Interest	92,312
Other	342

Total expenses	551,247

Net investment income	11,654,223

Net realized loss on securities	(2,922,416)
Net unrealized gain on swap contracts	28,000
Net change in unrealized loss on securities	722,513

Net income available for pro rata allocation to all partners	$9,482,320

Special allocation to General Partner	$732,671

The accompanying notes are an integral part of this statement.

Tricadia CDO Fund, L.P.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
Year ended December 31, 2007
(expressed in United States dollars)

	General	Limited	Total
	Partner	Partner	Capital
Partners’ capital at December 31, 2006	$396,250	$28,430,038	$28,826,288

Capital contributions		6,250,000	6,250,000

Capital withdrawals	(296,250)		(296,250)

Allocation of net income
Special allocation	732,671	(732,671)	—
Pro rata allocation	63,876	9,418,444	9,482,320

Partners’ capital at December 31, 2007	$896,547	$43,365,811	$44,262,358

The accompanying notes are an integral part of this statement.

Tricadia CDO Fund, L.P.
STATEMENT OF CASH FLOWS
Year ended December 31, 2007
(expressed in United States dollars)

Cash flows from operating activities
Net income available for pro rata allocation to all partners	$9,482,320
Adjustments to reconcile net income to net cash used in operating activities
Changes in assets and liabilities
Decrease (increase) in operating assets
Investment in investment entity, at fair value	(30,000,000)
Securities owned, at fair value	8,902,492
Receivable from brokers	5,971,741
Other fee receivables	745,076
Other receivables	(1,050,000)
Decrease in operating liabilities
Accrued expenses	(5,379)

Net cash used in operating activities	(5,953,750)

Cash flows from financing activities
Capital withdrawal	(296,250)
Capital contributions	6,250,000

Net cash provided by financing activities	5,953,750

Cash at beginning of year	—

Cash at end of year	$—

The accompanying notes are an integral part of this statement.

Tricadia CDO Fund, L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 2007
NOTE A — ORGANIZATION
Tricadia CDO Fund, L.P. (the “Partnership”), formerly known as Mariner Tiptree (CDO) Fund I, L.P. was formed on July 3, 2003 as a Delaware limited partnership and commenced operations on October 1, 2003. The Partnership amended and restated the terms of its limited partnership agreement (the “Partnership Agreement”) effective August 1, 2006 (the “Amendment Date”), to include, among other things, a new name for the Partnership and a new basis for calculating the special allocation to the General Partner.
Tricadia Capital, LLC (the “General Partner”), a Delaware limited liability company, is the General Partner of the Partnership. Tricadia CDO Management, LLC (the “Investment Manager”) is the Investment Manager of the Partnership. The Investment Manager provides administrative and management services to the Partnership. The General Partner and Investment Manager are affiliated with Mariner Investment Group, LLC (“MIG”), a Delaware limited liability company, which is registered with the Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940.
The Partnership seeks to achieve realized capital appreciation by investing in, among other things, interests in collateralized debt obligation (“CDO”) securities, collateralized loan obligation (“CLO”) securities, credit-related structured product (“CRS”) securities and other structured product securities that are structured, managed, advised or issued by the General Partner or the Investment Manager.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.
The following are the significant accounting policies adopted by the Partnership:
1.	Investment in Investment Entity, at Fair Value

Investment in investment entity represents ownership in a private investment partnership that is carried at fair value in the statement of financial condition. Such fair value is solely determined by the General Partner based upon, among other things, the Partnership’s proportionate share of the value of the investee entity’s net assets. The Partnership’s risk of loss in this entity is limited to its investment in the investee entity.

Tricadia CDO Fund, L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 2007
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
2.	Securities Owned, at Fair Value

Securities transactions are recorded on a trade-date basis.

The Partnership values securities that are traded on a national securities exchange (or a National Market Security reported by the National Association of Securities Dealers Automated Quotations system) at the last reported sales price on the day of determination.

Fixed income securities traded in the over-the-counter market are stated at fair value which is established based on quotes from third-party market makers in those markets.

Securities for which no market prices are available will be valued by the General Partner in reliance upon one or more quotes received from a securities broker-dealer that has been granted the designation of primary dealer by the Federal Reserve Bank of New York.

Unrealized gains or losses are credited or charged directly to income.

Credit default swap (“CDS”) contracts are marked to market to reflect fair value, which approximates the amounts that would be received from, or paid to, a third party in settlement of the contracts as if those contracts were to settle on December 31, 2007. CDS contracts are valued at fair value, determined by the Investment Manager using pricing models that utilize third-party quoted inputs. Unrealized gains on CDS contracts are included net unrealized gain on swap contracts on the statement of income and special allocation.
3.	Income Taxes

Income of the Partnership is allocated to the individual partners for inclusion in their respective tax returns. Accordingly, no provision is made for Federal, state or local income taxes in the accompanying financial statements, nor are any income taxes payable by the Partnership.
4.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and

Tricadia CDO Fund, L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 2007
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
4.	Use of Estimates (continued)

liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
NOTE C — MANAGEMENT FEE
The Partnership pays the Investment Manager a quarterly management fee (the “Management Fee”), in arrears, equal to 0.375% (approximately 1.50% per annum). During the two-year period extending from the Amendment Date through the second anniversary thereof, the Management Fee is calculated on the higher of the limited partner’s (i) aggregate capital contributions and (ii) capital account value, as of the last day of each month in the fiscal quarter to which the Management Fee relates. After the conclusion of this two-year period, the Management Fee will be calculated against the value of the limited partner’s capital account only. If the limited partner makes a capital contribution or capital withdrawal other than as of the first day of a fiscal quarter, the Management Fee shall be computed on a pro rata basis for such partial period. In consideration for the Management Fee, the Investment Manager provides investment management and certain administrative services to the Partnership. The Investment Manager has elected to exclude the value of the Partnership’s investment in Tiptree Financial Partners, L.P. (“Tiptree”), a master limited partnership advised by an affiliate of the Investment Manager. For the year ended December 31, 2007, the total Management Fee charged to the Partnership was based on the value of the limited partner’s capital account, less the limited partner’s pro rata portion of the investment in Tiptree, and amounted to $332,171, of which $17,784 is payable and included in accrued expenses on the statement of financial condition.
NOTE D — SPECIAL ALLOCATION
The General Partner is entitled to receive an incentive allocation (the “Special Allocation”) with respect to the capital account of the limited partner generally at the end of each fiscal year. Pursuant to the terms of the Partnership Agreement, the Special Allocation is equal to 25% of the positive performance change allocated to the limited partner’s capital account in excess of a non-cumulative hurdle rate comprised of the product of the limited partner’s capital account, as adjusted for contributions and withdrawals, and the yield on the applicable one-month USD LIBOR in effect during the period plus a margin of 2%, excluding income allocated to the limited partner’s capital account attributable to other fee income from certain CDO’s (see Note F).
For the year ended December 31, 2007, the total Special Allocation charged to the limited partner’s capital account and credited to the General Partner’s capital account was $732,671.

Tricadia CDO Fund, L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 2007
NOTE E — RELATED PARTY TRANSACTIONS
An affiliate of MIG provides monthly accounting services to the Partnership. The Partnership is subject to a monthly asset-based fee for such services, which amounted to $38,013 included in professional fees on the Statement of Income and Special Allocation for the year ended December 31, 2007, of which $3,613 is payable and included in accrued expenses on the statement of financial condition.
NOTE F — OTHER FEE INCOME
In order to entice the Partnership to purchase equity interests in a CDO, CLO or CRS that is managed or advised by the Investment Manager, any fee received by the Investment Manager for managing such CDO, CLO or CRS, exclusive of any fees paid to MIG, will be shared with the Partnership to enhance the yield of the investment. The amount of fees shared with the Partnership is based on the management fees attributable to the investment multiplied by a fraction, the numerator of which is the amount of equity in an investment held by the Partnership and the denominator of which is the total amount of equity interests issued. In the event that the Partnership disposes of all or a portion of its equity in such an investment, the portion of management fees to which the Partnership is entitled shall be reduced accordingly as of the date of the disposition. Generally, only in limited circumstances shall the level of fees shared with the Partnership be less than 12.5% of such fees. A portion of these yield-enhancing fees were not subject to the Special Allocation, and were allocable solely to the limited partner.
Collectively, income from these other fees amounted to $3,972,115 during the year ended December 31, 2007, of which $83,120 is receivable and included in other fee receivables on the statement of financial condition.
NOTE G — INVESTMENT IN INVESTMENT ENTITY
The Partnership acquired 2,000,000 limited partnership units of Tiptree Financial Partners, LP (“Tiptree”) in June 2007 at $15.00 per unit, or $30,000,000. Tiptree is a Delaware limited partnership that seeks to acquire performing and distressed credit assets and related equity instruments, and make acquisitions and form joint ventures primarily focused on specialty finance companies and alternative asset managers. The Investment Manager of the Partnership and Tiptree share the same managing members.

Tricadia CDO Fund, L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 2007
NOTE H — RECEIVABLE FROM BROKERS
The receivable from brokers represents funds which have not yet been invested and proceeds from realized securities transactions held by the primary clearing broker, deposits held by the derivative counterparty, and unrealized gains and losses from derivative transactions. These funds, as well as fully paid for and margined securities, are essentially restricted to the extent that they serve as collateral against margin debit balances. During the year ended December 31, 2007, an interest-bearing deposit was placed with a broker acting as counterparty to CDS contracts with the Partnership. Additionally, deposits were placed with warehousing brokers as collateral in accordance with agreements made by the Investment Manager and such brokers in connection with future CDO and CLO offerings that will be managed or advised by the Investment Manager. Under these agreements, the brokers warehouse in their own accounts securities that will ultimately be resold by the brokers to CDO and CLO structures offered to investors. The Investment Manager has directed the Partnership to provide cash collateral as security to the brokers with respect to the securities warehoused by them.
At the conclusion of the warehouse period, the securities are sold to the CDO and CLO structures by the brokers and the cash collateral is returned to the Partnership. In addition, the Partnership receives income with respect to the cash collateral provided. As of December 31, 2007, the Partnership had no cash collateral held by warehousing brokers. The Partnership earned $5,571,561 of income pursuant to warehouse agreements during the year ended December 31, 2007.
It is the Partnership’s policy to monitor the credit standing of the brokers with whom it conducts business.
NOTE I — OTHER RECEIVABLES
At the end of November 2007, the Partnership purchased a security directly from an unrelated entity for $994,883 cash, and then subsequently sold such security directly to another unrelated entity for $1,050,000. Such amount was included in other receivables on the statement of financial condition at December 31, 2007, and was collected in full on January 7, 2008.
NOTE J — FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET AND CREDIT RISK
In the normal course of business, the Partnership may enter into transactions in financial instruments with off-balance-sheet risk. These financial instruments contain varying degrees of off-balance-sheet risk to the extent that subsequent changes in the market value of the securities underlying the financial instruments may be in excess of the amounts recognized in the statement of financial condition. In many cases, the Partnership would attempt to limit its risk by holding offsetting securities positions.

Tricadia CDO Fund, L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 2007
NOTE J — FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET AND CREDIT RISK (continued)
The Partnership is subject to credit risk at December 31, 2007 with respect to securities and funds held by its primary clearing broker and the CDS contract counterparty.
Collateral deposits held by warehousing brokers would be subject to market risk under the remote circumstance where the anticipated issuance of CDO and CLO structures does not occur and there is a deficiency in the liquidated value of the warehouse account at the broker. Market risk is mitigated, however, due to the substantial amount of investment grade securities purchased by those brokers into the warehouse. There were no warehouses outstanding at December 31, 2007.
NOTE K — FINANCIAL HIGHLIGHTS
Financial highlights of the Partnership for the year ended December 31, 2007 are as follows:

Total return (1)
Total return before special allocation	31.30%
Special allocation	(2.71)

Total return after special allocation	28.59%

Ratio to average net assets (2)
Net investment income	30.72%
Net realized and unrealized loss on investments	(5.73)

Expenses and special allocation
Expenses	(1.47)%
Special allocation	(1.97)

Total expenses and special allocation	(3.44)%

(1)	Total return represents the change in value of an investment by comparing the aggregate beginning and ending values of the limited partner’s capital taken as a whole, adjusted for cash flows related to capital contributions or withdrawals during the period. An individual investor’s return may vary from this return based on the timing of capital transactions.

(2)	Average net assets were derived from the beginning and ending limited partner’s capital balance for the period, and annualized, as well as adjusted for cash flows related to the capital contributions and withdrawals during the period. For the year ended December 31, 2007, the average net assets amounted to $37,146,466.