Form 10-Q
period 2008-03-31
NYMAGIC INC
filed 2008-05-12
CIK 847431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☑           No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2008

Common Stock, $1.00 par value per share	8,666,813 shares

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

NYMAGIC, INC.
INDEX

Page No.
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets March 31, 2008 and December 31, 2007	2

Consolidated Statements of Income Three months ended March 31, 2008 and March 31, 2007	3

Consolidated Statements of Cash Flows Three months ended March 31, 2008 and March 31, 2007	4

Notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

Part II. Other Information

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits	24
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-10.1: CONSULTING AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NYMAGIC, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Investments:
Fixed maturities:
Available for sale at fair value (amortized cost $119,071,793 and $162,579,526)	$119,575,494	$162,890,600
Trading at fair value (amortized cost $114,931,115 and $80,671,102)	110,682,540	78,537,285
Equity securities trading at fair value (cost $101,075,875 and $65,001,440)	96,001,404	66,325,265
Commercial loans at fair value (cost $18,716,842 and $0)	15,601,132	—
Limited partnerships at equity (cost $148,313,692 and $148,915,402)	181,086,834	188,295,547
Short-term investments	165,000	165,000
Cash and cash equivalents	102,773,998	204,913,343

Total cash and investments	625,886,402	701,127,040

Accrued investment income	2,368,072	2,590,664
Premiums and other receivables, net	49,178,162	26,275,077
Receivable for securities sold	13,079,978	22,885,923
Reinsurance receivables on unpaid losses, net	240,365,644	250,129,540
Reinsurance receivables on paid losses, net	40,742,384	38,804,022
Deferred policy acquisition costs	19,610,463	14,989,585
Prepaid reinsurance premiums	22,175,610	21,749,663
Deferred income taxes	31,017,540	14,443,675
Property, improvements and equipment, net	5,514,645	4,816,836
Other assets	10,597,928	10,164,557

Total assets	$1,060,536,828	$1,107,976,582

LIABILITIES
Unpaid losses and loss adjustment expenses	$555,788,477	$556,535,344
Reserve for unearned premiums	103,015,741	87,577,497
Ceded reinsurance payable	26,887,925	27,071,178
Notes payable	100,000,000	100,000,000
Payable for securities purchased	5,001,946	28,678,666
Dividends payable	828,417	815,267
Other liabilities	20,204,929	27,853,083

Total liabilities	811,727,435	828,531,035

SHAREHOLDERS’ EQUITY
Common stock	15,682,090	15,672,090
Paid-in capital	47,470,869	47,313,015
Accumulated other comprehensive income	327,406	202,196
Retained earnings	266,178,397	296,641,235

	329,658,762	359,828,536
Treasury Stock, at cost, 6,985,377 and 6,965,077 shares	(80,849,369)	(80,382,989)

Total shareholders’ equity	248,809,393	279,445,547

Total liabilities and shareholders’ equity	$1,060,536,828	$1,107,976,582

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended March 31,
	2008	2007
Revenues:
Net premiums earned	$44,904,978	$39,741,782
Net investment (loss) income	(13,016,622)	11,866,182
Net realized investment (loss) gains	(32,247,889)	264,372
Commission and other income	59,161	228,808

Total revenues	(300,372)	52,101,144

Expenses:
Net losses and loss adjustment expenses incurred	26,020,614	21,891,224
Policy acquisition expenses	9,835,229	8,751,509
General and administrative expenses	8,766,454	8,228,056
Interest expense	1,676,738	1,673,967

Total expenses	46,299,035	40,544,756

(Loss) income before income taxes	(46,599,407)	11,556,388
Income tax provision:
Current	(210,318)	3,660,609
Deferred	(16,641,282)	376,773

Total income tax (benefit) expense	(16,851,600)	4,037,382

Net (loss) income	$(29,747,807)	$7,519,006

Weighted average number of shares of common stock outstanding-basic	8,707,275	8,862,483

Basic (Loss) earnings per share	$(3.42)	$.85

Weighted average number of shares of common stock outstanding-diluted	8,707,275	9,221,943

Diluted (Loss) earnings per share	$(3.42)	$.82

Dividends declared per share	$.08	$.08

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,
	2008	2007
Cash flows used in operating activities:
Net (loss) income	$(29,747,807)	$7,519,006
Adjustments to reconcile net income to net cash used in operating activities:
Provision for deferred taxes	(16,641,282)	376,773
Net realized investment losses (gains)	32,247,889	(264,372)
Equity in earnings of limited partnerships	3,028,051	(5,947,945)
Net bond amortization	41,066	87,933
Depreciation and other, net	236,594	223,091
Changes in:
Premiums and other receivables	(22,903,085)	(2,310,448)
Reinsurance receivables paid and unpaid, net	7,825,534	(5,146,732)
Ceded reinsurance payable	(183,253)	(10,321,770)
Accrued investment income	222,592	(981,459)
Deferred policy acquisition costs	(4,620,878)	(3,698,863)
Prepaid reinsurance premiums	(425,947)	4,599,737
Other assets	(433,371)	(558,889)
Unpaid losses and loss adjustment expenses	(746,867)	2,172,207
Reserve for unearned premiums	15,438,244	8,620,888
Other liabilities	(6,157,440)	(2,605,630)
Commercial loan activities	(7,301,555)	—
Trading portfolio activities	(93,809,262)	(17,407,594)

Total adjustments	(94,182,970)	(33,163,073)

Net cash used in operating activities	(123,930,777)	(25,644,067)

Cash flows from investing activities:
Fixed maturities acquired	—	(50,297)
Limited partnerships acquired	(15,000,000)	(12,500,000)
Fixed maturities sold	11,230,349	30,279,478
Fixed maturities matured	—	500,000
Limited partnerships sold	19,180,662	16,387,663
Net sale of short-term investments	—	19,810,858
Receivable for securities not yet settled	9,805,945	10,787,133
Acquisition of property and equipment, net	(934,403)	37,423

Net cash provided by investing activities	24,282,553	65,252,258

Cash flows from financing activities:
Proceeds from stock issuance and other	167,854	1,200,562
Cash dividends paid to stockholders	(701,881)	(707,636)
Net purchase of treasury stock	(466,380)	—
Payable for treasury stock purchased and not yet settled	(1,490,714)	—

Net cash (used in) provided by financing activities	(2,491,121)	492,926

Net (decrease) increase in cash	(102,139,345)	40,101,117
Cash and cash equivalents at beginning of period	204,913,343	18,379,401

Cash and cash equivalents at end of period	$102,773,998	$58,480,518

Supplemental disclosures:
Interest paid	$3,250,031	$3,250,537
Federal income tax paid	$—	$1,777,417
The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
Notes to Consolidated Financial Statements March 31, 2008 and 2007
(1) Basis of Presentation and Accounting Policies:
Basis of presentation
The interim consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) and are unaudited. In the opinion of management, all material adjustments necessary for a fair presentation of results have been reflected for such periods. Adjustments to financial statements consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period. Actual results could differ from those estimates.
Adoption of new accounting pronouncements
In September 2006, the FASB issued Statement of Financial Accounting No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS 157 became effective January 1, 2008 and did not have a material effect on the Company’s results of operations, financial position or liquidity.
In February 2007, the FASB issued Statement of Financial Accounting No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“ SFAS 159”) which provides for an irrevocable option to report selected financial assets and liabilities at fair value with changes in fair value recorded in earnings. The option is applied, on a contract-by-contract basis, to an entire contract and not only to specific risks, specific cash flows or other portions of that contract. Upfront costs and fees related to a contract for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company elected the fair value option for approximately $8.3 million in commercial loans upon its adoption of SFAS 159 effective January 1, 2008. At December 31, 2007, the commercial loan balance of $8.3 million was carried at fair value, which was lower than amortized cost, and included in its trading portfolio, which was consistent with its overall investment strategy. The adoption of SFAS 159 did not have an impact on the Company’s results of operations, financial position or liquidity. The Company utilized the fair value election under SFAS 159 for approximately $8.7 million of commercial loan purchases during the first quarter of 2008. Accordingly, the changes in the fair value of these debt instruments are recorded in investment income.
In June 2007, the FASB issued Emerging Issues Task Force Issues No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires that realized income tax benefits related to dividend payments that are charged to retained earnings and paid to employees holding equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 shall be applied to share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The adoption of EITF 06-11 effective January 1, 2008 did not have a material effect on the Company’s results of operations, financial position or liquidity.
Future adoption of new accounting pronouncements
In December 2007, the FASB issued Statement of Financial Accounting No. 141(R), Business Combinations (“ SFAS 141(R)”), which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at full fair value. Under SFAS 141(R), all business combinations will be accounted for by applying the acquisition method (referred to as the purchase method in SFAS 141, Business Combinations). SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and is to be applied to business combinations occurring after the effective date. The adoption of SFAS 141(R) will not have an impact on the Company’s operations, financial position or liquidity unless an acquisition occurs after the effective date of SFAS 141(R).
In December 2007, the FASB issued Statement of Financial Accounting No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”), which requires non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 is not expected to have an impact on its financial condition, results of operations or liquidity.
In February 2008, FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral of the application of SFAS 157, Fair Value Measurements, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company will adopt SFAS 157 for non-financial assets and non-financial liabilities on January 1, 2009 and does not expect the provisions to have a material effect on its results of operations, financial position or liquidity.

NYMAGIC, INC.
Notes to Consolidated Financial Statements March 31, 2008 and 2007
(1) Basis of Presentation and Accounting Policies (continued):
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities and specifically requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The provisions of SFAS 161 are effective for financial statements issued for fiscal years beginning after November 15, 2008.
(2) Nature of Business and Segment Information:
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
The financial information by segment is as follows:

		Three months ended March 31,
	2008		2007
	(in thousands)
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)

Ocean marine	$17,823	$7,313	$18,857	$7,640
Inland marine/fire	1,645	910	1,329	(190)
Other liability	25,359	1,136	19,637	2,399
Runoff lines (Aircraft)	78	(310)	27	(642)

Subtotal	44,905	9,049	39,850	9,207

Net investment (loss) income	(13,016)	(13,016)	11,866	11,866
Net realized investment gains	(32,248)	(32,248)	264	264
Other income	59	59	121	121
General and administrative expenses	—	(8,766)	—	(8,228)
Interest expense	—	(1,677)	—	(1,674)
Income tax benefit (expense)	—	16,851	—	(4,037)

Total	$(300)	$(29,748)	$52,101	$7,519

NYMAGIC, INC.
Notes to Consolidated Financial Statements March 31, 2008 and 2007
(3) Investment Income:
Investment (loss) income, net of investment fees, from each major category of investments is as follows:

	Three months ended
	March 31,
	2008	2007
	(in millions)

Fixed maturities available for sale	$2.0	$4.3
Trading securities	(10.8)	0.6
Short-term investments	1.0	1.8
Equity in (loss) earnings of limited partnerships	(3.0)	6.0
Commercial loans	(1.1)	—

Total investment (loss) income	(11.9)	12.7
Investment expenses	(1.1)	(0.8)

Net investment (loss) income	$(13.0)	$11.9

The Company entered into a short position on U.S. Treasury securities as a means of hedging the fair value risk of the municipal bonds in its trading portfolio. The fair value of the unsettled portion of the hedge was recorded as a reduction of $4.0 million in trading portfolio income.
(4) Fair Value Measurements:
The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in SFAS 157. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the SFAS 157 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The standard describes three levels of inputs that may be used to measure fair value and categorize the assets and liabilities within the hierarchy:
•	Level 1 - Quoted prices in active markets for identical assets or liabilities. Level 1 assets include equity securities that are traded in active exchange markets, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

•	Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments. This category includes municipal debt obligations, corporate debt securities, mortgage-backed securities and commercial loans.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair valuation of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. The Company receives the quoted market prices from a third party, a nationally recognized pricing service. When quoted market prices are unavailable, the Company obtains prices from alternative sources or security dealers in order to determine an estimate of fair value, which is mainly for its fixed maturity investments. The fair value estimates provided from the alternate sources are included in the amount disclosed in Level 2 of the hierarchy. The Company bases all of its estimates of fair value for assets on the bid price as it represents what a third party market participant would be willing to pay in an arm’s length transaction.

NYMAGIC, INC.
Notes to Consolidated Financial Statements March 31, 2008 and 2007
(4) Fair Value Measurements (continued):
The following are the major categories of assets measured at fair value on a recurring basis during the three months ended March 31, 2008, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1:
	Quoted
	Prices in	Level 2:
	Active	Significant	Level 3:
	Markets for	Other	Significant	Total at
	Identical	Observable	Unobservable	March 31,
(in thousands)	Assets	Inputs	Inputs	2008
Fixed maturities available for sale	$14,718	$104,857	$—	$119,575
Fixed maturities trading	—	110,683	—	110,683
Equity securities trading	96,001	—	—	96,001
Commercial loans	—	15,601	—	15,601

Total	$110,719	$231,141	$—	$341,860

The Company had no financial assets or financial liabilities that were measured at Level 3 during the three months ended March 31, 2008.
The Company elected the fair value option for approximately $8.3 million in commercial loans upon its adoption of SFAS 159 effective January 1, 2008. At December 31, 2007, the commercial loan balance of $8.3 million was carried at fair value, which was lower than amortized cost, and included in its trading portfolio, which was consistent with its overall investment strategy. The adoption of SFAS 159 did not have an impact on the Company’s results of operations, financial position or liquidity. The Company utilized the fair value election under SFAS 159 for all of its $8.7 million of commercial loan purchases during the first quarter of 2008. Management believes that the fair value option to record commercial loan purchases is consistent with its trading objective for such investments. As such, the entire commercial loan portfolio of $15.6 million at March 31, 2008 was recorded at fair value. The amortized cost of the commercial loan portfolio at March 31, 2008 was $18.7 million. All loans are current with respect to interest payments.
The changes in the fair value of these debt instruments were recorded in investment income. Investment income for the three months ended March 31, 2008 reflected losses from fair value changes of $1.4 million and interest income earned of $0.3 million.
(5) Comprehensive Income:
The Company’s comparative comprehensive income is as follows:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
	(in thousands)
Net (loss) income	$(29,748)	$7,519
Other comprehensive income (loss), net of deferred taxes:
Unrealized holding (losses) gains on securities, net of deferred tax (benefit) expense of $(11,219) and $13	(20,836)	25
Less: reclassification adjustment for (losses) gains realized in net income, net of tax (benefit) expense of $(11,287) and $92	(20,961)	172

Other comprehensive income (loss)	125	(147)

Comprehensive (loss) income	$(29,623)	$7,372

NYMAGIC, INC.
Notes to Consolidated Financial Statements March 31, 2008 and 2007
(6) Incentive Compensation:
Share-based Plans:
The Company maintains three share-based incentive compensation plans (the “Plans”) for employees and directors. A presentation of awards granted under the Plans at March 31, 2008 follows:
2004 Long-Term Incentive Plan

		Weighted
		Average
		Grant Date
		Fair Value Per	Aggregate Fair
RSUs	Number of Shares	Share	Value

Outstanding, end of period	188,200	$28.68	$4,274,022

Nonvested, end of period	138,200	$29.60	$3,138,522

		Weighted
		Average
		Grant Date
		Fair Value Per	Aggregate Fair
DSUs	Number of Shares	Share	Value

Outstanding, end of period	29,725	$27.73	$675,054

1991 and 2002 Stock Option Plans

			Weighted
		Weighted	Average
		Average	Contractual
		Exercise Price	Life	Aggregate Intrinsic
Shares Under Option	Number of Shares	Per Share	Remaining	Value

Outstanding, end of period	195,825	$16.16	4.8 years	$1,398,374

Exercisable, end of period	185,825	$15.76	4.5 years	$1,398,374

The total compensation cost recognized in results of operations for all share-based incentive compensation awards was approximately $506,000 and $766,000 for the three months ended March 31, 2008 and 2007, respectively. The related tax benefit recognized in results of operations was approximately $177,000 and $268,000 for the three months ended March 31, 2008 and 2007, respectively.
As of March 31, 2008, there was approximately $3,165,000 of unrecognized compensation cost related to RSUs, which is expected to be recognized over a remaining weighted-average vesting period of 1.5 years.
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

NYMAGIC, INC.
Notes to Consolidated Financial Statements March 31, 2008 and 2007
(6) Incentive Compensation (continued):
In connection with the Kallop Employment Agreement, the Company entered into a Performance Share Award Agreement (the “Kallop Award Agreement”) with Mr. Kallop on the same date. Under the terms of the Kallop Award Agreement, the aforementioned 8,000 restricted share units granted as of the execution date of the Kallop Employment Agreement vested on December 31, 2006. The performance units will be earned for each of the three one-year performance periods based on predetermined market price targets of the daily closing price of the Company’s common stock in each of the requisite performance periods.
On April 18, 2006, the Company entered into an employment agreement with George R. Trumbull, III, the Company’s Chairman of the Board of Directors (the “Trumbull Employment Agreement”), effective February 1, 2006 through December 31, 2006. Under the Trumbull Employment Agreement Mr. Trumbull is entitled to a base salary of $250,000 and a target annual cash incentive bonus of $125,000. Mr. Trumbull is also entitled to receive a grant of 5,000 restricted share units as of the execution date of the Trumbull Employment Agreement, which vested on December 31, 2006. The Trumbull Employment Agreement also provides for reimbursement of reasonable expenses incurred in the performance of Mr. Trumbull’s duties, and includes provisions governing terminations for death, disability, cause, without cause and change of control, which include a severance benefit of one year’s salary, a pro rata annual incentive award at target and accelerated vesting of stock options in the event of his termination without cause prior to a change of control. The Trumbull Employment Agreement was renewed through December 31, 2008.
In connection with the renewal of the Trumbull Employment Agreement, the Company entered into a Performance Share Award Agreement (the “Trumbull Award Agreement”) with Mr. Trumbull on the same date, which provided for a grant of 5,000 restricted share units for each of the 2007 and 2008 years. The awards were granted on the first day of each year and vest on December 31, 2007 and 2008, respectively.
(7) Legal Proceedings:
The Company previously entered into reinsurance contracts with a reinsurer that is now in liquidation. On October 23, 2003, the Company was served with a Notice to Defend and a Complaint by the Insurance Commissioner of the Commonwealth of Pennsylvania, who is the liquidator of this reinsurer, alleging that approximately $3 million in reinsurance claims paid to the Company in 2000 and 2001 by the reinsurer are voidable preferences and are therefore subject to recovery by the liquidator. The claim was subsequently revised by the liquidator to approximately $2 million. The Company filed Preliminary Objections to Plaintiff’s Complaint, denying that the payments are voidable preferences and asserting affirmative defenses. These Preliminary Objections were overruled on May 24, 2005 and the Company filed its Answer in the proceedings on June 15, 2005. On December 7, 2006 the liquidator filed a motion of summary judgment to which the Company responded on December 19, 2006 by moving for a stay, pending the resolution of a similar case currently pending before the Supreme Court of the Commonwealth of Pennsylvania. As of May 1, 2008, there has been no ruling on the Company’s motion, and no trial date has been set for this matter. The Company intends to defend itself vigorously in connection with this lawsuit, and the Company believes it has strong defenses against these claims; however, there can be no assurance as to the outcome of this litigation.
The Company is currently engaged in an arbitration proceeding with Equitas, a Lloyd’s of London company established to settle claims for underwriting years 1992 and prior, to collect approximately $6.2 million of recoverables ceded to them covering various asbestos claims. Equitas has contested coverage and has not paid such amounts to the Company. While the Company is confident in its procedures, there can be no assurance as to the ultimate outcome of the arbitration and an unfavorable resolution of these arbitration proceedings would be material to our results of operations.
(8) Related Party Transactions:
The Company entered into an investment management agreement with Mariner Partners, Inc. (“Mariner”) effective October 1, 2002, which was amended and restated on December 6, 2002. Under the terms of this agreement, Mariner manages the Company’s and its subsidiaries, New York Marine And General Insurance Company’s and Gotham Insurance Company’s investment portfolios. Fees to be paid to Mariner are based on a percentage of the investment portfolios as follows: .20% of liquid assets, .30% of fixed maturity investments and 1.25% of limited partnership (hedge fund) and equity security investments. Another of the Company’s subsidiaries, Southwest Marine and General Insurance Company, entered into an investment management agreement, the substantive terms of which are identical to those set forth above, with a subsidiary of Mariner, Mariner Investment Group, Inc. (“Mariner Group”) effective March 1, 2007. William J. Michaelcheck, a director of the Company, is the Chairman and the beneficial owner of a substantial number of shares of Mariner. George R. Trumbull, Chairman of the Board of the Company, A. George Kallop, a Director and the President and Chief Executive Officer of the Company, and William D. Shaw, Jr., Vice Chairman and a Director of the Company, are also associated with Mariner. Investment fees incurred under the agreements with Mariner were $879,469 and $700,128 for the three months ended March 31, 2008 and 2007, respectively.

NYMAGIC, INC.
Notes to Consolidated Financial Statements March 31, 2008 and 2007
(8) Related Party Transactions (continued):
On April 4, 2008, the Company renewed its consulting agreement (the “Consulting Agreement”), effective January 1, 2008, with William D. Shaw, Jr., a member of the Company’s board of directors and Vice Chairman, pursuant to which Mr. Shaw will provide certain consulting services to the Company relating to the Company’s asset management strategy including (i) participate in meetings with rating agencies; (ii) participate in meetings with research analysts; and (iii) certain other investor relations services. Mr. Shaw’s compensation under the Consulting Agreement is $100,000 per year, payable in four equal quarterly payments of $25,000. From January 1, 2008 through March 31, 2008, he has been paid $25,000 under the Consulting Agreement. This compares to $25,000 paid in the first three months of 2007 relating to a similar consulting agreement. The Company is also obligated to reimburse Mr. Shaw for all reasonable and necessary expenses incurred in connection with the services he provides under the Consulting Agreement. Unless extended by mutual agreement, the Consulting Agreement terminates on December 31, 2008. The Consulting Agreement is also subject to termination by Mr. Shaw or the Company on 30 days prior notice. In addition, the Company may also pay Mr. Shaw a bonus at the discretion of the Human Resources Committee of the Company’s Board of Directors upon the recommendation of the Company’s Chairman. The bonus may be paid up to a maximum amount of $100,000. On March 1, 2007, the Company awarded Mr. Shaw a $25,000 cash bonus and 1000 shares of common stock with a fair value of $39,410 for his consulting contributions in 2006. Mr. Shaw was not awarded a bonus for 2007. The Consulting Agreement is filed as Exhibit 10.1 hereto. < /DIV>
In 2003, the Company acquired an interest in substantially all of a limited partnership hedge fund Tiptree, now known as Tricadia, that invests in collateralized debt obligations (“CDO”) securities, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a company affiliated with Mariner. In 2003, the Company made an investment of $11.0 million in Tiptree. Additional investments of $4.65 million, $2.7 million and $6.25 million were made in 2004, in 2005 and on April 27, 2007, respectively. The Company is committed to providing an additional $15.4 million, or a total of approximately $40 million, in capital to Tiptree by August 1, 2008. On August 18, 2006, the Company entered into an Amended and Restated Limited Partnership Agreement of Tricadia CDO Fund, L.P (“Tricadia”), effective as of August 1, 2006, with Tricadia Capital, LLC, the general partner, and the limited partners named therein (the “Amended Agreement”) to amend and restate the Limited Partnership Agreement of Mariner Tiptree (CDO) Fund I, L.P. entered into in 2003 (the “Original Agreement”). The Amended Agreement changed the name of the partnership, amended and restated in its entirety the Original Agreement and provides for the continuation of the partnership under applicable law upon the terms and conditions of the Amended Agreement. The Amended Agreement, among other items, substantially changed the fee income structure as well as provides for the potential conversion of limited partnership interests to equity interests. Under the provisions of both the Original and the Amended Agreement, the Mariner affiliate is entitled to 50% of the net profit realized upon the sale of certain investments held by the Company. Investment expenses incurred under this agreement for the three months ended March 31, 2008 and March 31, 2007 amounted to $133,607 and $37,375, respectively. These amounts were based upon the fair value of certain investments held as of March 31, 2008 and 2007, respectively, as well as certain investments sold during the three months ended March 31, 2008 and 2007, respectively. The limited partnership agreements also provide for other fees payable to the manager based upon the operations of the hedge fund. There were no other fees incurred for the three months ended March 31, 2008 and 2007, respectively. Any withdrawals require one-year prior written notice to the hedge fund manager. The Company is the only limited partner in Tricadia and reports its investment using the equity method of accounting. The amounts reported in Limited partnership hedge funds related to Tricadia at March 31, 2008 and 2007 were $42.8 million and $31.3 million, respectively. The summarized GAAP basis information pertaining to the financial position and operations of its investment in Tricadia is as follows:

	2008	2007

	(unaudited)

Total assets	$43,873,003	$51,564,426
Total liabilities	$141,339	$19,818,834
Total partners’ capital	$43,731,664	$31,745,592
Total revenue	$373,911	$3,522,702
Net income	$241,032	$2,913,303
As of March 31, 2008, the Company held approximately $82.9 million in limited partnership and limited liability company interests in hedge funds, which are directly or indirectly managed by Mariner.

NYMAGIC, INC.
Notes to Consolidated Financial Statements March 31, 2008 and 2007
(9) Income Taxes:
The Company files tax returns subject to the tax regulations of federal, state and local tax authorities. A tax benefit taken in the tax return but not in the financial statements is known as an ‘unrecognized tax benefit’. The Company had no unrecognized tax benefits at either March 31, 2008 or March 31, 2007. The Company’s policy is to record interest and penalties related to unrecognized tax benefits to income tax expense. The Company did not incur any interest or penalties related to unrecognized tax benefits for the three-month periods ended March 31, 2008 and 2007.
The Company is subject to federal, state and local examinations by tax authorities for tax year 2004 and subsequent. The Company’s 2005 Federal tax return is currently under examination. The Company had federal, state and local deferred tax assets amounting to potential future tax benefits of $31.0 million and $14.4 million at March 31, 2008 and December 31, 2007, respectively. The deferred tax asset, net of the recorded valuation allowance account, as of March 31, 2008 will more-likely-than-not be fully realized.

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
     During the three months ended March 31, 2008 the Company acquired a book of professional liability business oriented to insurance brokers and agents and also formed MMO Agencies, which will focus on generating additional premium growth through a network of general agents with binding authority subject to underwriting criteria established and monitored by MMO.

Results of Operations
     The Company reported a net loss for the first quarter ended March 31, 2008 of $29.7 million, or $3.42 per share, compared with net income of $7.5 million, or $.82 per diluted share, for the first quarter of 2007. The decrease in results of operations for the first quarter of 2008 when compared to the same period of 2007 was primarily attributable to after tax other-than-temporary write downs of $21.0 million from residential mortgage backed securities and losses from limited partnerships and trading portfolio investments.
     Net realized investment losses after taxes were $21.0 million, or $2.41 per share, for the first quarter of 2008, as compared with net realized investment gains after taxes $172,000, or $.02 per diluted share, for the same period of 2007.
     Shareholders’ equity decreased to $248.8 million as of March 31, 2008 compared to $279.4 million as of December 31, 2007. The decrease was primarily attributable to the net loss for the period.
     The Company’s gross premiums written, net premiums written and net premiums earned increased by 4%, 13% and 13%, respectively, for the three months ended March 31, 2008, when compared to the same period of 2007.
     Premiums for each segment were as follows:

NYMAGIC Gross Premiums Written By Segment
	Three months ended March 31,
	2008	2007	Change
	(dollars in thousands)
Ocean marine	$22,241	$25,493	(13)%
Inland marine/fire	3,568	3,597	(1)%
Other liability	45,774	39,465	16%

Subtotal	71,583	68,555	4%
Runoff lines (Aircraft)	45	19	NM

Total	$71,628	$68,574	4%

NYMAGIC Net Premiums Written By Segment
	Three months ended March 31,
	2008	2007	Change
		(dollars in thousands)
Ocean marine	$17,554	$18,187	(3)%
Inland marine/fire	1,241	1,277	(3)%
Other liability	41,044	33,471	23%

Subtotal	59,839	52,935	13%
Runoff lines (Aircraft)	78	27	NM

Total	$59,917	$52,962	13%

NYMAGIC Net Premiums Earned By Segment
	Three months ended March 31,
	2008	2007	Change
	(dollars in thousands)
Ocean marine	$17,823	$18,764	(5)%
Inland marine/fire	1,645	1,329	24%
Other liability	25,359	19,622	29%

Subtotal	44,827	39,715	13%
Runoff lines (Aircraft)	78	27	NM

Total	$44,905	$39,742	13%

Ocean marine gross premiums written for the three months ended March 31, 2008 decreased by 13%, primarily reflecting decreases in volume in the hull, energy and cargo classes. The decrease in cargo production resulted primarily from the termination of a relationship with one of the Company’s agents writing cargo business. Rates in the various classes of marine business were slightly declining when compared to the prior year’s comparable period.
Net premiums written and net premiums earned for the three months ended March 31, 2008 decreased by 3% and 5% respectively, when compared to the same period of 2007. Net written and earned premiums for three months ended March 31, 2008 largely reflected the decline in gross premiums written which was partially offset by lower reinsurance costs in 2008 when compared to 2007.
Effective January 1, 2008, the Company maintained its net retention of $5 million per risk net retention and $6 million per occurrence in the ocean marine line when compared to 2007; however, the Company’s net retention could be as low as $1 million for certain classes within ocean marine. While the 80% quota share reinsurance protection for energy business also remains in effect for 2008, the net retention from energy business is subject to inclusion within the ocean marine reinsurance program.
Inland marine/fire gross premiums written and net premiums written for the three months ended March 31, 2008 decreased by 1% and 3%, respectively, when compared to the same period of 2007. Net premiums earned for the three months ended March 31, 2008 increased by 24%. Gross premiums written in 2008 reflect declines in production in certain property risks which were partially offset by increases in surety business. Premiums reflect mildly lower market rates when compared to the prior year. The increase in net premiums earned reflected increases in surety production from the prior year.
Other liability gross premiums written, net premiums written and net premiums earned for the three months ended March 31, 2008 increased by 16%, 23% and 29%, respectively, when compared to the same period in 2007. The increase in premiums is primarily due to an increase in production of excess workers’ compensation insurance.
The Company writes excess workers’ compensation insurance on behalf of certain self-insured workers’ compensation trusts. Gross and net premiums written in the excess workers’ compensation class increased to $24.8 million and $23.0 million, respectively, in the first three months of 2008 from $19.6 million and $16.5 million, respectively, in the same period of 2007. Premiums in 2007 reflected larger reinsurance cessions primarily as a result of quota share reinsurance.
Volume increases from the professional liability and contractors’ liability classes were also achieved in the first three months of 2008 when compared to the same period of 2007, despite a decrease in premium rates in these classes during the first three months of 2008 of approximately 5% when compared to the same period in 2007.

     Net losses and loss adjustment expenses incurred as a percentage of net premiums earned (the loss ratio) was 57.9% for the three months ended March 31, 2008 as compared to 55.1% for the same period of 2007. The larger loss ratio in 2008 was primarily attributable to a change in premium mix in the other liability class. Excess workers’ compensation premiums have higher loss ratios than other classes of other liability business resulting in an overall increase in the other liability loss ratio. This increase was partially offset by a lower ocean marine loss ratio resulting from the non-renewal of certain unprofitable hull business. In addition, a lower loss ratio in the inland marine/fire segment was achieved due to favorable loss reserve development.
     The Company reported favorable development of prior year loss reserves of $1.0 million and $1.4 million during the first three months of 2008 and 2007, respectively, as a result of favorable reported loss trends arising from the inland marine and ocean marine line of business. Partially offsetting the overall redundancy in 2008 and 2007 was approximately $400,000 and $700,000, respectively, of adverse development in the aviation line.
     Policy acquisition costs as a percentage of net premiums earned (the acquisition cost ratio) for the three months ended March 31, 2008 and March 31, 2007 were 21.9% and 22.0%, respectively. The slightly lower 2008 ratio is due in part to lower acquisition cost ratios in the ocean marine line, resulting from lower excess of loss reinsurance costs.
     General and administrative expenses increased by 7% for the three months ended March 31, 2008 when compared to the same period of 2007. Larger expenses were incurred in 2008 to service the growth in the Company’s business operations, including increased staffing and additional office space.
     The Company’s combined ratio (the loss ratio, the acquisition cost ratio and general and administrative expenses divided by net premiums earned) was 99.4% for the three months ended March 31, 2008 as compared with 97.8% for the same period of 2007.
     Interest expense of $1.7 million for the three months ended March 31, 2008 was comparable to the same period of 2007.
     Net investment (loss) income for the three months ended March 31, 2008 was ($13.0) as compared to $11.9 million for the same period of 2007. The decrease in 2008 reflected trading portfolio losses and losses from limited partnerships. Trading portfolio losses of $11.9 million in 2008 resulted primarily from the fair value changes in municipal obligations ($2.7 million), preferred stocks ($2.2 million), economic hedged positions ($4.0 million) and exchange traded funds ($1.9 million). Income from Tricadia was $0.2 million and $2.9 million for the first quarter of 2008 and 2007, respectively. Income from Tricadia was greater in 2007 as a result of interest income received from the warehousing of CDO and CLO debt securities. There were no such activities in the first quarter of 2008. Limited partnership income for the first quarter of 2008, excluding income from Tricadia, decreased from the prior year’s first quarter as a result of lower returns amounting to (2.3%) as compared to 2.0% for the same period of 2007. For the first quarter of 2008, each hedge fund strategy reported lower returns than the prior year’s comparable period.
     Investment (loss) income, net of investment fees, from each major category of investments was as follows:

	Three months ended
	March 31,
	2008	2007
	(in millions)
Fixed maturities, available for sale	$2.0	$4.3
Fixed maturities, trading securities	(10.8)	0.6
Short-term investments	1.0	1.8
Equity in earnings of limited partnerships	(3.0)	6.0
Commercial loans	(1.1)	—

Total investment (loss) income	(11.9)	12.7
Investment expenses	(1.1)	(0.8)

Net investment (loss) income	$(13.0)	$11.9

     As of March 31, 2008 and March 31, 2007 investments in limited partnerships amounted to approximately $181.1 million and $184.4 million, respectively. The equity method of accounting is used to account for the Company’s limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership hedge fund to results of operations.
     As of March 31, 2008 and March 31, 2007 investments in the trading and commercial loan portfolios collectively amounted to approximately $126.3 million and $17.4 million, respectively. Net investment income (loss) for the three months ended March 31, 2008 and 2007 reflected approximately ($11.9) million and $0.6 million, respectively, derived from combined trading portfolio and commercial loan activities before investment expenses. These activities primarily include the trading of collateralized debt obligations (CDOs), collateralized loan obligations (CLOs), commercial loans, municipal obligations, preferred stocks and exchange traded funds. The Company’s trading and commercial loan portfolios are marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of trading and commercial loan investments are also recognized in net investment income. There were no CDO or CLO securities held by the Company at March 31, 2008.

     The Company’s investment income results may be volatile depending upon the level of limited partnerships, commercial loans and trading portfolio investments held. If the Company invests a greater percentage of its investment portfolio in limited partnership hedge funds, and/or if the fair value of trading and/or commercial loan investments held varies significantly during different periods, there may also be a greater volatility associated with the Company’s investment income.
     Commission and other income decreased to $59,000 for the three months ended March 31, 2008 from $229,000 for the same period in the prior year and reflected greater profit commissions in 2007 derived from ceded reinsurance in the ocean marine class of business.
     Net realized investment losses were $32.2 million for the three months ended March 31, 2008 as compared to net realized investment gains of $264,000 for the same period in the prior year, as a result of realized gains on sales of short-term securities. Net realized investment losses include write-downs from other-than-temporary declines in the fair value of securities amounting to $32.4 million and $2,000 for the three months ended March 31, 2008 and 2007, respectively. The write down in 2008 was primarily attributable to the decline in the fair value of “super senior” residential mortgage backed securities held by the Company. These securities are rated AAA by S&P, are collateralized by pools of “Alt A” mortgages, and receive priority payments from these pools. “Alt A” mortgages are residential home loans made to individuals who maintain credit scores at origination similar to those individuals receiving prime loans. The Company has collected all applicable interest and principal repayments on such securities to date. The decline in fair value generally reflects the distressed sale of such securities by large institutions and the lack of liquidity in the market. The decision to write down such securities was based upon the likelihood that we may not hold such securities until the fair value decline is recovered.
     Total income tax expense (benefit) amounted to ($16.9) million and $4.0 million, respectively, for the three months ended March 31, 2008 and March 31, 2007.
Liquidity and Capital Resources
     Cash and total investments decreased from $701.1 million at December 31, 2007 to $625.9 million at March 31, 2008, principally as a result of the fair value decline of its investments and due to the payment of gross losses in the ocean marine line, substantially all of which were reinsured and to be collected from reinsurers in subsequent periods. The level of cash and short-term investments of $102.9 million at March 31, 2008 reflected the Company’s high liquidity position.
     Cash flows used in operating activities were $123.9 million and $25.6 million for the three months ended March 31, 2008 and 2007, respectively. Trading portfolio and commercial loan activities of $101.1 million and $17.4 million adversely affected cash flows for the three months ended March 31, 2008 and 2007, respectively. Trading portfolio activities include the purchase and sale of preferred stocks, municipal bonds and exchange traded funds. Commercial loan activities include the purchase and sale of middle market loans made to commercial companies. As the Company’s trading and commercial loan portfolio balances may fluctuate significantly from period to period, cash flows from operating activities may also be significantly impacted by such activities. Contributing to a reduction in operating cash flows, other than trading and commercial loan activities, for the first quarter of 2008 was the payment of gross losses in the ocean marine line of business for hurricane losses in 2005, substantially all of which were reinsured and to be collected from reinsurers in subsequent periods. Contributing to a reduction in operating cash flows, other than trading and commercial loan activities, for the first quarter of 2007 was the payment of reinsurance premiums on the workers’ compensation class of business and the payment of gross losses in the ocean marine line of business, substantially all of which were reinsured.
     Cash flows provided by investing activities were $24.3 million and $65.3 million for the three months ended March 31, 2008 and 2007, respectively. The cash flows for each year were favorably impacted by the net sale of fixed maturity available for sale investments.
     Cash flows used in financing activities were $2.5 million for the three months ended March 31, 2008 as compared to cash flows provided by financing activities of $493,000 for the three months ended March 31, 2007. In 2008, a substantial portion of the use of cash flows was attributable to the repurchase of its common stock. In 2007, cash inflows from the proceeds, including tax benefits, of stock issuances were partially offset by cash dividends.
     On March 6, 2008, the Company declared a dividend of eight (8) cents per share to shareholders of record on March 31, 2008, payable on April 3, 2008. On March 5, 2007, the Company declared a dividend of eight (8) cents per share to shareholders of record on March 30, 2007, payable on April 5, 2007.
     New York Marine declared ordinary dividends to the Company of $0 and $500,000 during the first three months of 2008 and 2007, respectively. Gotham declared ordinary dividends to the Company of $0 and $2,400,000 during the first three months of 2008 and 2007, respectively.
     Under the Amended and Restated 2004 Long-Term Incentive Plan (the “LTIP”), the Company granted a 5,000 restricted share units to the Chairman of the Board of Directors during the three months ended March 31, 2008 and 2007, with a grant date fair value of $115,300 and $184,200, respectively. During the three months ended March 31, 2007, the Company granted 9,750 shares of unrestricted common stock under the LTIP to certain officers and directors of the Company with a grant date fair value of $384,248. There were no unrestricted share awards granted for the three months ended March 31, 2008.

     Under the 2002 Stock Option Plan, there was a grant of 10,000 stock options awarded to a Director during the three months ended March 31, 2008. There were no other awards granted under either the 1991 or 2002 Stock Option Plans during the three months ended March 31, 2008 and 2007.
     Under the Common Stock Repurchase Plan, the Company may purchase up to $55 million of the Company’s issued and outstanding shares of common stock on the open market. This plan was subsequently amended in March of 2008 to increase the limit to $75 million. During the first three months of 2008, there were 20,300 shares repurchased at a total cost of approximately $466,000. There were no repurchases of the Company’s common stock during the first three months of 2007.
     Premiums and other receivables, net increased to $49.2 million as of March 31, 2008 from $26.3 million as of December 31, 2007 primarily as a result of an increase in gross premiums written in the excess workers’ compensation class and increased funding to the MMO pools to assist in the payment of gross losses.
     Deferred income taxes at March 31, 2008 increased to $31.0 million from $14.4 million at December 31, 2007 primarily due to deferred tax benefits provided on declines in the fair value of investments. The Company’s total deferred tax asset, net of the recorded valuation allowance account, as of March 31, 2008 will more-likely-than-not be fully realized.
     Reserve for unearned premiums increased to $103.0 million as of March 31, 2008 from $87.6 million as of December 31, 2007, primarily as a result of the increase in gross premiums written in the other liability line of business.
Investments
     The following table summarizes our investments at March 31, 2008 and December 31, 2007:

	March 31, 2008	Percent	December 31, 2007	Percent
Fixed maturities — Available for Sale (Fair Value):
U.S. Treasury securities	$14,717,860	2.35%	$14,335,541	2.04%
Municipal obligations	798,508	0.13%	7,810,318	1.11%
Corporate securities	4,856,045	0.78%	5,853,942	0.83%
Mortgage-backed securities	99,203,081	15.84%	134,890,799	19.25%

Subtotal	$119,575,494	19.10%	$162,890,600	23.23%

Fixed maturities — Trading (Fair Value):
Municipal obligations	110,682,540	17.69%	70,243,560	10.02%
Commercial middle market debt	—	—	8,293,725	1.18%

Total fixed maturities	$230,258,034	36.79%	$241,427,885	34.43%

Equity securities — Trading (Fair Value):
Preferred stock	77,950,758	12.46%	66,325,265	9.46%
Exchange traded funds	18,050,646	2.88%	—	—

Total equity securities	$96,001,404	15.34%	$66,325,265	9.46%

Cash and short-term investments (at Cost)	102,938,998	16.45%	205,078,343	29.25%

Total fixed maturities, equity securities, cash and short-term investments	$429,198,436	68.58%	$512,831,493	73.14%

Commercial loans (at Fair Value)	15,601,132	2.49%	—	—
Limited partnership hedge funds (at Equity)	181,086,834	28.93%	188,295,547	26.86%

Total investment portfolio	$625,886,402	100.00%	$701,127,040	100.00%
     As of March 31, 2008, 95% of the fair value of the Company’s fixed maturities, commercial loans and short-term investment portfolios was in obligations rated “Baa3” or better by Moody’s or its equivalent Standard & Poor’s rating.

     Effective January 1, 2008, the Company adopted SFAS 157, which establishes a consistent framework for measuring fair value. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the SFAS 157 hierarchy is based on whether the significant inputs into the valuation are observable. The standard describes three levels of inputs that may be used to measure fair value and categorize the assets and liabilities within the hierarchy:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include equity securities that are traded in active exchange markets, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

•	Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data. Level 2 assets and liabilities include debt securities and commercial loans with quoted prices that are traded less frequently than exchange-traded instruments This category includes municipal debt obligations, corporate debt securities, mortgage-backed securities and commercial loans.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair valuation of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
     The Company’s fixed maturities, commercial loans, short-term investments and equity securities are carried at fair value. All of these securities are valued as level 1 or level 2 under the SFAS 157 fair value hierarchy and quotes are obtained from independent pricing services. There were no securities that were valued as level 3.
     The Company has investments in residential mortgage backed securities amounting to $99.2 million at March 31, 2008. The Company recorded $32.4 million in declines in fair value considered to be other-than-temporary on such securities in 2008. These residential mortgage backed securities, consisting of nine “Alt A” mortgage securities with issue dates in 2005 and 2006, have floating interest rates and are rated AAA/Aaa by S&P/Moody’s. “Alt A” securities are residential home loans made to individuals that maintain credit scores at origination similar to those individuals receiving prime loans, but provide less than full documentation required for a prime loan. The fair value of each security is provided by independent pricing services or security dealers. These prices reflect the recent trades of similar type securities that were estimated utilizing Level 2 observable inputs such as interest rates, yield curves, prepayment speeds, default rates and loss severities. There has been considerable amount of turmoil in the U.S. housing market in 2007 and 2008, which has led to market declines in such securities. The markets for these types of securities can be illiquid and, therefore, the price obtained on these securities is subject to change, depending upon the underlying market conditions of these securities. The decline in fair value at March 31, 2008 generally reflects the distressed sale of such securities by large institutions and the lack of liquidity in the market. The decision to write down such securities was based upon the likelihood that we may not hold such securities until the fair value decline is recovered.
     The Company maintains cash and short-term investments of $102.9 million, which is more than adequate to meet its immediate liquidity requirements
Unpaid losses and loss adjustment expenses
     Unpaid losses and loss adjustment expenses for each segment were as follows:

	March 31, 2008		December 31, 2007
	Gross	Net	Gross	Net
	(in thousands)		(in thousands)
Ocean marine	$189,312	$112,283	$197,511	$112,288
Inland marine/fire	23,725	8,417	22,693	7,795
Other liability	220,794	165,975	211,182	156,238
Runoff lines (Aircraft)	121,957	28,748	125,149	30,084

Total	$555,788	$315,423	$556,535	$306,405

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
     The process of establishing reserves for claims involves uncertainties and requires the use of informed estimates and judgments. Our estimates and judgments may be revised as claims develop and as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. Other than specifically disclosed herein, there were no significant changes in assumptions made in the evaluation of loss reserves during 2008.
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
     As a result of the turmoil in the U.S. housing industry in 2007 and 2008 and its effect on mortgage backed securities and illiquid securities, Tricadia is not assembling any CDO assets as market conditions preclude any meaningful activity. Tricadia also has an investment in Tiptree Financial Partners LP that maintains trading activities in their CLO operations. While the Company is committed to providing an additional $15.4 million to Tricadia in 2008, it is uncertain whether such funds will be drawn to fund the operations of Tricadia or Tiptree Financial Partners LP.
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

     The Company maintains reserves for the future payment of losses and loss adjustment expenses with respect to both case (reported) and IBNR (incurred but not reported) losses under insurance policies issued by the Company. IBNR losses are those losses, based upon historical experience, industry loss data and underwriter expectations, that the Company estimates will be reported under these policies. Case loss reserves are determined by evaluating reported claims on the basis of the type of loss involved, knowledge of the circumstances surrounding the claim and the policy provisions relating to the type of loss. Case reserves can be difficult to estimate depending upon the class of business, claim complexity, judicial interpretations and legislative changes that affect the estimation process. Case reserves are reviewed and monitored on a regular basis, which may result in changes (favorable or unfavorable) to the initial estimate until the claim is ultimately paid and settled. Unpaid losses with respect to asbestos/environmental risks are difficult for management to estimate and require considerable judgment due to the uncertainty regarding the significant issues surrounding such claims. Unpaid losses with respect to catastrophe losses, such as hurricanes Katrina and Rita that occurred in 2005, are also difficult to estimate due to the high severity of the risks we insure. Unpaid losses and loss adjustment expenses amounted to $555.8 million and $556.5 million at March 31, 2008 and December 31, 2007, respectively. Unpaid losses and loss adjustment expenses, net of reinsurance amounted to $315.4 million and $306.4 million at March 31, 2008 and December 31, 2007, respectively. Management continually reviews and updates the estimates for unpaid losses, and any changes resulting therefrom are reflected in operating results currently. The potential for future adverse or favorable loss development is highly uncertain and subject to a variety of factors including, but not limited to, court decisions, legislative actions and inflation.
     The allowance for doubtful accounts is based on management’s review of amounts due from insolvent or financially impaired companies. Allowances are estimated for both premium receivables and reinsurance receivables. Management continually reviews and updates such estimates for any changes in the financial status of companies. The allowance for doubtful accounts for both premiums and reinsurance receivables amounted to $14.5 million and $14.4 million at March 31, 2008 and December 31, 2007, respectively.
     Impairment of investments, included in realized investment gains or losses, results from declines in the fair value of investments which are considered by management to be other-than-temporary. Management reviews investments for impairment based upon specific criteria that include the duration and extent of declines in fair value of the security below its cost or amortized cost. The Company performs a qualitative and quantitative review of all securities in a loss position in order to determine if any impairment is considered to be other-than-temporary. With respect to fixed income investments, declines in fair value of less than 10% are normally considered to be temporary, unless the fixed income security has been downgraded at least two levels by a major rating agency. Additionally, the Company reviews those securities held for six months or more, with fair value declines of greater than 10% at the end of each reporting period. The Company also reviews all securities with any rating agency declines during the reporting period. As a result of this review, the Company will record an impairment charge to earnings if the fair value decline is greater than 20%, if the fixed income security has been downgraded at least two levels by a major rating agency, or if the fair value decline is greater than 10% and the security has been downgraded one level by a major rating agency. This review includes considering the effect of rising interest rates and the Company’s intent and ability to hold impaired securities in the foreseeable future to recoup any losses. In addition to subjecting its securities to the objective tests of percent declines in fair value and downgrades by major rating agencies, when it determines whether declines in the fair value of its securities are other-than-temporary, the Company also considers the facts and circumstances that may have caused the declines in the value of such securities. As to any specific security, it may consider general market conditions, changes in interest rates, adverse changes in the regulatory environment of the issuer, the duration for which the Company expects to hold the security and the length of any forecasted recovery. Approximately $32.4 million and $2,000 were charged to results from operations for the three months ended March 31, 2008 and 2007, respectively, resulting from fair value declines considered to be other-than-temporary. The decision to write down such securities was based upon the likelihood that we may not hold such securities until the fair value decline is recovered.
     Gross unrealized gains and losses on fixed maturity investments available for sale amounted to approximately $0.8 million and $0.3 million, respectively, at March 31, 2007. The Company believes these unrealized losses to be temporary and result from changes in market conditions, including interest rates or sector spreads.
     The Company utilizes the equity method of accounting to account for its limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership to net investment income in results of operations. Net investment (loss) income derived from investments in limited partnerships amounted to $(3.0) million and $6.0 million for the three months ended March 31, 2008 and 2007, respectively. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” with respect to market risks associated with investments in limited partnership hedge funds.
     The Company maintained a trading portfolio and commercial loan portfolio at March 31, 2008 consisting of municipal obligations, preferred stocks, exchange traded funds and commercial loans. These investments are marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of such securities are also recognized in net investment income. The Company recorded $(11.9) million and $0.6 million in combined net trading portfolio and commercial loan portfolio (loss) income before expenses for the three months ended March 31, 2008 and 2007, respectively. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” with respect to market risks associated with investments in illiquid investments.
     Reinsurance reinstatement premiums are recorded, as a result of losses incurred by the Company, in accordance with the provisions of our reinsurance contracts. Upon the occurrence of a large severity or catastrophe loss, the Company may be obligated to pay additional reinstatement premiums under its excess of loss reinsurance treaties up to the amount of the original premium paid under such treaties. Reinsurance reinstatement premiums incurred for the three months ended March 31, 2008 and 2007 were $0.1 million and $0.7 million, respectively.

     Total stock compensation cost recognized in earnings for all share-based incentive compensation awards was approximately $506,000 and $766,000 for the three months ended March 31, 2008 and 2007, respectively.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The investment portfolio has exposure to market risks, which include the effect on the investment portfolio of adverse changes in interest rates, credit quality, hedge fund values, and illiquid securities including CDO/CLO, commercial loans and residential mortgage backed securities. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Hedge fund risk includes the potential loss from the diminution in the value of the underlying investment of the hedge fund. Illiquid securities risk includes exposure to the private placement market including its lack of liquidity and volatility in changes in market prices. The only significant change to the Company’s exposure to market risks during the three months ended March 31, 2008 as compared to those disclosed in the Company’s financial statements for the year ended December 31, 2007 related to the level of investments in illiquid securities. The investment in illiquid securities, including commercial middle market debt and residential mortgage backed securities, amounted to $114.8 million and $143.2 million as of March 31, 2008 and December 31, 2007, respectively.
     The Company held $15.6 million at March 31, 2008 of commercial loans, which consist of loans from middle market companies. The Company has elected to account for such debt instruments utilizing the fair value election under SFAS 159. Accordingly, the changes in the fair value of these debt instruments are recorded in investment income. The markets for these types of investments can be illiquid and, therefore, the price obtained from dealers on these investments is subject to change, depending upon the underlying market conditions of these investments, including the potential for downgrades or defaults on the underlying collateral of the investment. The Company seeks to mitigate market risk associated with such investments by maintaining a diversified portfolio investment that limits the concentration of investment in any one issuer. The largest single investment made by the Company in such investments amounted to $3.9 million at March 31, 2008.
     The Company has investments in residential mortgage backed securities had a fair value of $99.2 million at March 31, 2008. The Company recorded $32.4 million in declines in fair value considered to be other-than-temporary on such securities in 2008. These residential mortgage backed securities, consisting of nine “Alt A” mortgage securities, have floating interest rates and are rated AAA/Aaa by S&P/Moody’s. “Alt A” securities are residential home loans made to individuals that maintain credit scores similar to those individuals receiving prime loans, but provide less than full documentation required for a prime loan. The fair value of each security is provided by pricing services or security dealers. There has been considerable amount of turmoil in the U.S. housing market in 2007 and 2008 which has led to market declines in such securities. The markets for these types of securities can be illiquid and, therefore, the price obtained on these securities is subject to change, depending upon the underlying market conditions of these securities. The Company seeks to mitigate market risk associated with such investments by maintaining a diversified portfolio of such securities that focuses on high quality investments that limit the concentration of investment in any one issuer.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The Company previously entered into reinsurance contracts with a reinsurer that is now in liquidation. On October 23, 2003, the Company was served with a Notice to Defend and a Complaint by the Insurance Commissioner of the Commonwealth of Pennsylvania, who is the liquidator of this reinsurer, alleging that approximately $3 million in reinsurance claims paid to the Company in 2000 and 2001 by the reinsurer are voidable preferences and are therefore subject to recovery by the liquidator. The claim was subsequently revised by the liquidator to approximately $2 million. The Company filed Preliminary Objections to Plaintiff’s Complaint, denying that the payments are voidable preferences and asserting affirmative defenses. These Preliminary Objections were overruled on May 24, 2005 and the Company filed its Answer in the proceedings on June 15, 2005. On December 7, 2006 the liquidator filed a motion of summary judgment to which the Company responded on December 19, 2006 by moving for a stay, pending the resolution of a similar case currently pending before the Supreme Court of the Commonwealth of Pennsylvania. As of May 1, 2008 there has been no ruling on the Company’s motion, and no trial date has been set for this matter. The Company intends to defend itself vigorously in connection with this lawsuit and believes it has strong defenses against these claims; however, there can be no assurance as to the outcome of this litigation.
     The Company is currently engaged in an arbitration proceeding with Equitas, a Lloyd’s of London company established to settle claims for underwriting years 1992 and prior, to collect approximately $6.2 million of recoverables ceded to them covering various asbestos claims. Equitas has contested coverage and has not paid such amounts to the Company. While the Company is confident in its procedures, there can be no assurance as to the ultimate outcome of the arbitration and an unfavorable resolution of these arbitration proceedings would be material to our results of operations.
Item 1A. Risk Factors
     There were no material changes in the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None

Item 6. Exhibits

3.1	Charter of NYMAGIC, INC. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 16, 2003 (File No. 1-11238) and incorporated herein by reference).

3.2	Amended and Restated By-Laws. (Filed as Exhibit 3.3 of the Registrant’s Current Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-11238) and incorporated herein by reference).

*10.1	Consulting Agreement, effective January 1, 2008 and entered into April 4, 2008, between William D. Shaw, Jr. and NYMAGIC, INC.

10.2	Employment Agreement, dated January 10, 2008, between NYMAGIC, INC. and George R. Trumbull, III (Filed as Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.3	2004 Amended and Restated Long-Term Incentive Plan Performance Share Award Agreement, dated January 10, 2008, between NYMAGIC, INC. and George R. Trumbull, III (Filed as Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.4	2004 Amended and Restated Long-Term Incentive Plan Award Agreement, dated January 9, 2008, by and between NYMAGIC, INC. and A. George Kallop (Filed as Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

*31.1	Certification of A. George Kallop, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of A. George Kallop, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NYMAGIC, INC. (Registrant)
Date: May 9, 2008	/s/ A. George Kallop
A. George Kallop
President and Chief Executive Officer

Date: May 9, 2008	/s/ Thomas J. Iacopelli
Thomas J. Iacopelli
Executive Vice President and Chief Financial Officer