Form 10-Q
period 2008-06-30
NYMAGIC INC
filed 2008-08-08
CIK 847431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2008

Common Stock, $1.00 par value per share	8,396,963 shares

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

NYMAGIC, INC.
INDEX

Page No.
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets — June 30, 2008 and December 31, 2007	2

Consolidated Statements of Income — Six months ended June 30, 2008 and June 30, 2007	3

Consolidated Statements of Income — Three months ended June 30, 2008 and June 30, 2007	4

Consolidated Statements of Cash Flows — Six months ended June 30, 2008 and June 30, 2007	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	28

Part II. Other Information

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults Upon Senior Securities	28

Item 4. Submission of Matters to a Vote of Security Holders	29

Item 5. Other Information	29

Item 6. Exhibits	29
Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-10.1: CONSULTING AGREEMENT
EX-10.2: ENGAGEMENT AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NYMAGIC, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Investments:
Fixed maturities:
Available for sale at fair value (amortized cost $116,182,365 and $162,579,526)	$122,153,358	$162,890,600
Trading at fair value (amortized cost $123,071,843 and $80,671,102)	119,421,728	78,537,285
Equity securities trading at fair value (cost $106,003,875 and $65,001,440)	94,431,344	66,325,265
Commercial loans at fair value (amortized cost $18,673,080 and $0)	15,909,651	—
Limited partnerships at equity (cost $134,668,617 and $148,915,402)	171,108,176	188,295,547
Short-term investments	165,000	165,000
Cash and cash equivalents	103,350,530	204,913,343

Total cash and investments	626,539,787	701,127,040

Accrued investment income	4,236,234	2,590,664
Premiums and other receivables, net	39,888,584	26,275,077
Receivable for securities sold	11,760,238	22,885,923
Reinsurance receivables on unpaid losses, net	212,476,631	250,129,540
Reinsurance receivables on paid losses, net	44,729,338	38,804,022
Deferred policy acquisition costs	17,109,841	14,989,585
Prepaid reinsurance premiums	23,394,342	21,749,663
Deferred income taxes	31,884,641	14,443,675
Property, improvements and equipment, net	7,498,959	4,816,836
Other assets	12,198,131	10,164,557

Total assets	$1,031,716,726	$1,107,976,582

LIABILITIES
Unpaid losses and loss adjustment expenses	$542,119,474	$556,535,344
Reserve for unearned premiums	95,430,591	87,577,497
Ceded reinsurance payable	28,208,417	27,071,178
Notes payable	100,000,000	100,000,000
Payable for securities purchased	—	28,678,666
Dividends payable	853,835	815,267
Other liabilities	21,993,575	27,853,083

Total liabilities	788,605,892	828,531,035

SHAREHOLDERS’ EQUITY
Common stock	15,698,940	15,672,090
Paid-in capital	48,157,219	47,313,015
Accumulated other comprehensive income	3,881,147	202,196
Retained earnings	260,695,080	296,641,235

	328,432,386	359,828,536
Treasury Stock, at cost, 7,193,277 and 6,965,077 shares	(85,321,552)	(80,382,989)

Total shareholders’ equity	243,110,834	279,445,547

Total liabilities and shareholders’ equity	$1,031,716,726	$1,107,976,582

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Six months ended June 30,
	2008	2007
Revenues:
Net premiums earned	$87,996,517	$76,334,287
Net investment (loss) income	(8,104,991)	27,597,080
Net realized investment (loss) gains	(31,350,260)	271,144
Commission and other income	139,438	456,897

Total revenues	48,680,704	104,659,408

Expenses:
Net losses and loss adjustment expenses incurred	62,890,950	40,331,668
Policy acquisition expenses	19,345,145	16,937,403
General and administrative expenses	18,437,651	16,580,093
Interest expense	3,356,311	3,350,062

Total expenses	104,030,057	77,199,226

(Loss) income before income taxes	(55,349,353)	27,460,182
Income tax provision:
Current	(1,433,144)	7,144,762
Deferred	(19,421,936)	2,471,185

Total income tax (benefit) expense	(20,855,080)	9,615,947

Net (loss) income	$(34,494,273)	$17,844,235

Weighted average number of shares of common stock outstanding-basic	8,672,315	8,878,506

Basic (loss) earnings per share	$(3.98)	$2.01

Weighted average number of shares of common stock outstanding-diluted	8,672,315	9,239,207

Diluted (loss) earnings per share	$(3.98)	$1.93

Dividends declared per share	$.16	$.16

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended June 30,
	2008	2007
Revenues:
Net premiums earned	$43,091,539	$36,592,505
Net investment income	4,911,631	15,730,898
Net realized investment gains	897,629	6,772
Commission and other income	80,277	228,089

Total revenues	48,981,076	52,558,264

Expenses:
Net losses and loss adjustment expenses incurred	36,870,336	18,440,444
Policy acquisition expenses	9,509,916	8,185,894
General and administrative expenses	9,671,197	8,352,037
Interest expense	1,679,573	1,676,095

Total expenses	57,731,022	36,654,470

(Loss) income before income taxes	(8,749,946)	15,903,794
Income tax provision:
Current	(1,222,826)	3,484,153
Deferred	(2,780,654)	2,094,412

Total income tax (benefit) expense	(4,003,480)	5,578,565

Net (loss) income	$(4,746,466)	$10,325,229

Weighted average number of shares of common stock outstanding-basic	8,638,048	8,894,353

Basic (loss) earnings per share	$(.55)	$1.16

Weighted average number of shares of common stock outstanding-diluted	8,638,048	9,257,539

Diluted (loss) earnings per share	$(.55)	$1.12

Dividends declared per share	$.08	$.08

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
	2008	2007
Cash flows used in operating activities:
Net (loss) income	$(34,494,273)	$17,844,235
Adjustments to reconcile net income to net cash used in operating activities:
Provision for deferred taxes	(19,421,936)	2,471,185
Net realized investment losses (gains)	31,350,260	(271,144)
Equity in earnings of limited partnerships	(792,141)	(15,878,213)
Net bond amortization	88,243	148,829
Depreciation and other, net	530,723	468,180
Changes in:
Premiums and other receivables	(13,613,507)	(12,920,398)
Reinsurance receivables paid and unpaid, net	31,727,593	23,792,389
Ceded reinsurance payable	1,137,239	(13,363,450)
Accrued investment income	(1,645,570)	(13,492)
Deferred policy acquisition costs	(2,120,256)	(4,705,408)
Prepaid reinsurance premiums	(1,644,679)	4,417,380
Other assets	(2,033,574)	(963,866)
Unpaid losses and loss adjustment expenses	(14,415,870)	(22,115,648)
Reserve for unearned premiums	7,853,094	12,563,012
Other liabilities	(5,035,890)	(6,640,013)
Commercial loan activities	(7,601,131)	—
Trading portfolio activities	(106,001,351)	(59,818,378)

Total adjustments	(101,638,753)	(92,829,035)

Net cash used in operating activities	(136,133,026)	(74,984,800)

Cash flows from investing activities:
Fixed maturities acquired	(2,139,375)	(2,611,297)
Limited partnerships acquired	(20,484,990)	(33,125,000)
Fixed maturities sold	17,121,678	58,215,882
Limited partnerships sold	38,464,502	20,322,800
Net sale of short-term investments	—	115,156,227
Receivable for securities not yet settled	11,125,685	13,344,204
Acquisition of property and equipment, net	(3,212,846)	(96,185)

Net cash provided by investing activities	40,874,654	171,206,631

Cash flows from financing activities:
Proceeds from stock issuance and other	871,054	2,492,345
Cash dividends paid to stockholders	(1,413,314)	(1,418,050)
Net purchase of treasury stock	(4,938,563)	—
Payable for treasury stock purchased and not yet settled	(823,618)	—

Net cash (used in) provided by financing activities	(6,304,441)	1,074,295

Net (decrease) increase in cash	(101,562,813)	97,296,126
Cash and cash equivalents at beginning of period	204,913,343	18,379,401

Cash and cash equivalents at end of period	$103,350,530	$115,675,527

Supplemental disclosures:
Interest paid	$3,250,055	$3,250,537
Federal income tax paid	$—	$8,641,494
The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2008 and 2007
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
In February 2007, the FASB issued Statement of Financial Accounting No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“ SFAS 159”) which provides for an irrevocable option to report selected financial assets and liabilities at fair value with changes in fair value recorded in earnings. The option is applied, on a contract-by-contract basis, to an entire contract and not only to specific risks, specific cash flows or other portions of that contract. Upfront costs and fees related to a contract for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company elected the fair value option for approximately $8.3 million in commercial loans upon its adoption of SFAS 159 effective January 1, 2008. At December 31, 2007, the commercial loan balance of $8.3 million was carried at fair value, which was lower than amortized cost, and included in its trading portfolio, which was consistent with its overall investment strategy. The adoption of SFAS 159 did not have an impact on the Company’s results of operations, financial position or liquidity. The Company utilized the fair value election under SFAS 159 for approximately $8.8 million of commercial loan purchases during the six months ended June 30, 2008. Accordingly, the changes in the fair value of these debt instruments are recorded in investment income.
In June 2007, the FASB issued FSP Emerging Issues Task Force Issues No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires that realized income tax benefits related to dividend payments that are charged to retained earnings and paid to employees holding equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 shall be applied to share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The adoption of EITF 06-11 effective January 1, 2008 did not have a material effect on the Company’s results of operations, financial position or liquidity.
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
In December 2007, the FASB issued Statement of Financial Accounting No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”), which requires non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 is not expected to have an impact on the Company’s financial condition, results of operations or liquidity.

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2008 and 2007
(1) Basis of Presentation and Accounting Policies (continued):
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
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities and specifically requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The provisions of SFAS 161 are effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company has not yet determined the estimated impact on its operations, financial position or liquidity, if any, of adopting SFAS 161.
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS 162 is not expected to have an impact on the Company’s financial condition, results of operations or liquidity.
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts (“SFAS 163”). SFAS 163 clarifies how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprise, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. The provisions of SFAS 163 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities, which are effective the first period (including interim periods) beginning after May 23, 2008. The adoption of SFAS 163 is not expected to have an impact on the Company’s financial condition, results of operations or liquidity.
On June 16, 2008, the FASB issued FSP Emerging Issues Task Force Issues No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. The Company has not yet determined the estimated impact on its operations, financial position or liquidity, if any, of adopting EITF 03-6-1.
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

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2008 and 2007
(2) Nature of Business and Segment Information (continued):
The financial information by segment is as follows:

	Six months ended June 30,
	2008		2007
	(in thousands)
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)

Ocean marine	$36,177	$15,634	$34,930	$10,931
Inland marine/fire	3,201	1,368	3,212	(225)
Other liability	48,567	(10,864)	38,208	9,471
Runoff lines (Aircraft)	96	(333)	84	(1,012)

Subtotal	88,041	5,805	76,434	19,165

Net investment (loss) income	(8,105)	(8,105)	27,597	27,597
Net realized investment (loss) gains	(31,350)	(31,350)	271	271
Other income	95	95	357	357
General and administrative expenses	—	(18,438)	—	(16,580)
Interest expense	—	(3,356)	—	(3,350)
Income tax benefit (expense)	—	20,855	—	(9,616)

Total	$48,681	$(34,494)	$104,659	$17,844

	Three months ended June 30,
	2008		2007
	(in thousands)
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)

Ocean marine	$18,354	$8,320	$16,073	$3,291
Inland marine/fire	1,556	458	1,883	(35)
Other liability	23,208	(11,999)	18,571	7,072
Runoff lines (Aircraft)	18	(23)	57	(370)

Subtotal	43,136	(3,244)	36,584	9,958

Net investment income	4,911	4,911	15,731	15,731
Net realized investment gains	898	898	7	7
Other income	36	36	236	236
General and administrative expenses	—	(9,672)	—	(8,352)
Interest expense	—	(1,679)	—	(1,676)
Income tax benefit (expense)	—	4,004	—	(5,579)

Total	$48,981	$(4,746)	$52,558	$10,325

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2008 and 2007
(3) Investments:
Investment (loss) income, net of investment fees, from each major category of investments is as follows:

	Six months ended		Three months ended
	June 30,		June 30,
	2008	2007	2008	2007

	(in millions)
Fixed maturities available for sale	$3.7	$8.3	$1.7	$4.0
Trading securities	(11.4)	1.6	(0.7)	0.9
Short-term investments	1.5	3.4	0.5	1.7
Equity in earnings of limited partnerships	0.6	15.9	3.7	9.9
Commercial loans	(0.3)	—	0.8	—

Total investment (loss) income	(5.9)	29.2	6.0	16.5
Investment expenses	(2.2)	(1.6)	(1.1)	(0.8)

Net investment (loss) income	$(8.1)	$27.6	$4.9	$15.7

The Company entered into a short position on U.S. Treasury securities as a means of hedging the fair value risk of the municipal bonds in its trading portfolio. The fair value of the hedge contracts were recorded as a reduction of $1.7 million for the six months ended June 30, 2008 and was net of a gain of $2.3 million for the three months ended June 30, 2008 in trading portfolio income.
Net realized investment losses were $31.4 million for the six months ended June 30, 2008 as compared to net realized investment gains of $271,000 for the same period in the prior year, which was the result of realized gains on sales of short-term securities. Net realized investment gains were $897,000 for the three months ended June 30, 2008 as compared to $7,000 for the same period in 2007. Net realized investment losses include write-downs from other-than-temporary declines in the fair value of securities available for sale amounting to $32.4 million and $8,000 for the six months ended June 30, 2008 and 2007, respectively. Write-downs from other-than-temporary declines in the fair value of securities available for sale amounted to $0 and $6,700 for the three months ended June 30, 2008 and 2007, respectively. The write down in 2008 was primarily attributable to the decline in the fair value of “super senior” residential mortgage-backed securities held by the Company. These securities are rated AAA by S&P, are collateralized by pools of “Alt A” mortgages, and receive priority payments from these pools. “Alt A” mortgages are residential home loans made to individuals and are not subprime loans. The Company has collected all applicable interest and principal repayments on such securities to date. The Company collected $3.5 million in principal repayments on these securities in the second quarter of 2008, which resulted in approximately $827,000 in realized investment gains as a result of the recapture of previous write-downs of investment balances. Management believes the decline in fair value generally reflects the distressed sale of such securities by large institutions and the lack of liquidity in the market. The decision to write down such securities was based upon the likelihood that we may not hold such securities until the fair value decline is recovered.
Subsequent to June 30, 2008, the estimated market value of the Company’s “super senior” residential mortgage-backed securities, preferred stock and exchange traded financial index shares declined markedly. The Company sold all of its exchange traded financial index shares and half of its position in preferred stock of FNMA and FHLMC. Taking into account the realized losses incurred in connection with those sales, the aggregate value of these securities as of August 5, 2008 declined by approximately $38.8 million pre-tax since June 30, 2008.

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2008 and 2007
(4) Fair Value Measurements:
The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in SFAS 157. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the SFAS 157 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The standard describes three levels of inputs that may be used to measure fair value and categorize the assets and liabilities within the hierarchy:
•	Level 1 - Quoted prices in active markets for identical assets or liabilities. Level 1 assets include equity securities that are traded in active exchange markets, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

•	Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange traded instruments. This category includes municipal debt obligations, corporate debt securities, mortgage-backed securities and commercial loans.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair valuation of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
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
The following are the major categories of assets measured at fair value on a recurring basis during the six months ended June 30, 2008, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1:
	Quoted
	Prices in	Level 2:
	Active	Significant	Level 3:
	Markets for	Other	Significant	Total at
	Identical	Observable	Unobservable	June 30,
(in thousands)	Assets	Inputs	Inputs	2008
Fixed maturities available for sale	$16,471	$105,682	$—	$122,153
Fixed maturities trading	—	119,422	—	119,422
Equity securities trading	94,431	—	—	94,431
Commercial loans	—	15,910	—	15,910

Total	$110,902	$241,014	$—	$351,916

The Company had no financial assets or financial liabilities that were measured at Level 3 during the six months ended June 30, 2008.

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2008 and 2007
(4) Fair Value Measurements (continued):
The Company elected the fair value option for approximately $8.3 million in commercial loans upon its adoption of SFAS 159 effective January 1, 2008. At December 31, 2007, the commercial loan balance of $8.3 million was carried at fair value, which was lower than amortized cost, and included in its trading portfolio, which was consistent with its overall investment strategy. The adoption of SFAS 159 did not have an impact on the Company’s results of operations, financial position or liquidity. The Company utilized the fair value election under SFAS 159 for all of its $8.8 million of commercial loan purchases during the first six months of 2008. Management believes that the use of the fair value option to record commercial loan purchases is consistent with its trading objective for such investments. As such, the entire commercial loan portfolio of $15.9 million at June 30, 2008 was recorded at fair value. The amortized cost of the commercial loan portfolio at June 30, 2008 was $18.7 million. All loans are current with respect to interest payments.
The changes in the fair value of these debt instruments were recorded in investment income. Investment income for the six months ended June 30, 2008 reflected losses from fair value changes of $1.1 million and interest income earned of $0.8 million.
(5) Comprehensive Income:
The Company’s comparative comprehensive income is as follows:

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007

		(in thousands)
Net (loss) income	$(34,494)	$17,844	$(4,746)	$10,325
Other comprehensive income (loss), net of deferred taxes:
Unrealized holding (losses) gains on securities, net of deferred tax (benefit) expense of $(8,992), $16, $2,228 and $2	(16,699)	29	4,137	4

Less: reclassification adjustment for (losses) gains realized in net income, net of tax (benefit) expense of $(10,973), $95, $314 and $2	(20,378)	176	583	4

Other comprehensive income (loss)	3,679	(147)	3,554	—

Comprehensive (loss) income	$(30,815)	$17,697	$(1,192)	$10,325

(6) Incentive Compensation:
Share-based Plans:
The Company maintains three share-based incentive compensation plans (the “Plans”) for employees and directors. A presentation of awards granted under the Plans at June 30, 2008 follows:
2004 Long-Term Incentive Plan

		Weighted
		Average
		Grant Date
		Fair Value Per	Aggregate Fair
RSUs	Number of Shares	Share	Value

Outstanding, end of period	229,850	$26.81	$4,403,926

Nonvested, end of period	171,300	$26.89	$3,282,108

As of June 30, 2008, there was approximately $3,802,000 of unrecognized compensation cost related to RSUs, which is expected to be recognized over a remaining weighted-average vesting period of 1.5 years.

		Weighted
		Average
		Grant Date
		Fair Value Per	Aggregate Fair
DSUs	Number of Shares	Share	Value

Outstanding, end of period	41,283	$26.32	$790,980

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2008 and 2007
(6) Incentive Compensation (continued):
1991 and 2002 Stock Option Plans

			Weighted
		Weighted	Average
		Average	Contractual
		Exercise Price	Life	Aggregate Intrinsic
Shares Under Option	Number of Shares	Per Share	Remaining	Value

Outstanding, end of period	203,825	$16.46	4.5 years	$699,144

Exercisable, end of period	183,825	$15.77	4.0 years	$699,144

On April 7, 2008, the Company entered into an award agreement, which became effective May 1, 2008 with various officers of the Company and members of the senior management team of MMO Agencies, an underwriting division of the Company. Included in the agreement are provisions pertaining to performance unit awards.
In accordance with the guidance of Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”) the awards are deemed to be performance-based compensation awards. The first measurement year is May 1, 2008 to December 31, 2008. The remaining measurement periods will incept on January 1, 2009, 2010 and 2011 and will expire at the end of each respective year. The performance-based compensation awards that ultimately vest will be based on the satisfaction of minimum gross written premiums and maximum loss ratio requirements.
For the six months ended June 30, 2008, the Company recorded compensation based on the pro-rata portion of the performance units anticipated to vest, assuming the attainment of the minimum required gross written premiums threshold and satisfaction of the total loss ratio requirement for the current requisite service period. This would result in a total of 6,000 units at a total compensation cost of $138,840, which will be recognized over the attribution period estimated to end at the first vesting date, which is December 31, 2009.
The total compensation cost recognized in results of operations for all share-based incentive compensation awards was approximately $1,218,000 and $1,192,000 for the six months ended June 30, 2008 and 2007, respectively. The related tax benefit recognized in results of operations was approximately $426,000 and $417,000 for the six months ended June 30, 2008 and 2007, respectively.
(7) Legal Proceedings:
The Company previously entered into reinsurance contracts with a reinsurer that is now in liquidation. On October 23, 2003, the Company was served with a Notice to Defend and a Complaint by the Insurance Commissioner of the Commonwealth of Pennsylvania, who is the liquidator of this reinsurer, alleging that approximately $3 million in reinsurance claims paid to the Company in 2000 and 2001 by the reinsurer are voidable preferences and are therefore subject to recovery by the liquidator. The claim was subsequently revised by the liquidator to approximately $2 million. The Company filed Preliminary Objections to Plaintiff’s Complaint, denying that the payments are voidable preferences and asserting affirmative defenses. These Preliminary Objections were overruled on May 24, 2005 and the Company filed its Answer in the proceedings on June 15, 2005. On December 7, 2006 the liquidator filed a motion of summary judgment to which the Company responded on December 19, 2006 by moving for a stay, pending the resolution of a similar case currently pending before the Supreme Court of the Commonwealth of Pennsylvania. As of August 1, 2008, there has been no ruling on the Company’s motion, and no trial date has been set for this matter. The Company intends to defend itself vigorously in connection with this lawsuit, and the Company believes it has strong defenses against these claims; however, there can be no assurance as to the outcome of this litigation.
In the second quarter of 2008, the Company settled disputed reinsurance receivable balances with Equitas, a Lloyd’s of London company established to settle claims for underwriting years 1992 and prior, which resulted in a charge to results of operations on a pre-tax basis of $9.4 million.

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2008 and 2007
The allowance for doubtful accounts for both premiums and reinsurance receivables amounted to $28.1 million and $14.4 million at June 30, 2008 and December 31, 2007, respectively. The increase in the allowance was primarily the result of the aforementioned settlement of disputed balances and the reevaluation of the remaining reserve for doubtful accounts.
(8) Related Party Transactions:
The Company entered into an investment management agreement with Mariner Partners, Inc. (“Mariner”) effective October 1, 2002, which was amended and restated on December 6, 2002. Under the terms of this agreement, Mariner manages the Company’s and its subsidiaries, New York Marine And General Insurance Company’s and Gotham Insurance Company’s investment portfolios. Fees to be paid to Mariner are based on a percentage of the investment portfolios as follows: .20% of liquid assets, ..30% of fixed maturity investments and 1.25% of limited partnership (hedge fund) and equity security investments. Another of the Company’s subsidiaries, Southwest Marine and General Insurance Company, entered into an investment management agreement, the substantive terms of which are identical to those set forth above, with a subsidiary of Mariner, Mariner Investment Group, Inc. (“Mariner Group”) effective March 1, 2007. William J. Michaelcheck, a Director of the Company, is the Chairman and the beneficial owner of a substantial number of shares of Mariner. George R. Trumbull, a Director of the Company, A. George Kallop, a Director and the President and Chief Executive Officer of the Company, and William D. Shaw, Jr., Vice Chairman and a Director of the Company, are also associated with Mariner. Investment fees incurred under the agreements with Mariner were $ 1,709,577 and $ 1,450,199 for the six months ended June 30, 2008 and 2007, respectively.
On April 4, 2008, the Company renewed its consulting agreement (the “Shaw Consulting Agreement”), effective January 1, 2008, with William D. Shaw, Jr., a member of the Company’s Board of Directors and Vice Chairman, pursuant to which Mr. Shaw will provide certain consulting services to the Company relating to the Company’s asset management strategy including (i) participate in meetings with rating agencies; (ii) participate in meetings with research analysts; and (iii) certain other investor relations services. Mr. Shaw’s compensation under the Consulting Agreement is $100,000 per year, payable in four equal quarterly payments of $25,000. From January 1, 2008 through June 30, 2008, he has been paid $50,000 under the Shaw Consulting Agreement. This compares to $50,000 paid in the first six months of 2007 relating to a similar consulting agreement. The Company is also obligated to reimburse Mr. Shaw for all reasonable and necessary expenses incurred in connection with the services he provides under the Shaw Consulting Agreement. Unless extended by mutual agreement, the Shaw Consulting Agreement terminates on December 31, 2008. The Shaw Consulting Agreement is also subject to termination by Mr. Shaw or the Company on 30 days prior notice. In addition, the Company may also pay Mr. Shaw a bonus at the discretion of the Human Resources Committee of the Company’s Board of Directors upon the recommendation of the Company’s Chairman. The bonus may be paid up to a maximum amount of $100,000. On March 1, 2007, the Company awarded Mr. Shaw a $25,000 cash bonus and 1,000 shares of common stock with a fair value of $39,410 for his consulting contributions in 2006. Mr. Shaw was not awarded a bonus for 2007. The Shaw Consulting Agreement was previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
On May 21, 2008, George R. Trumbull stepped down as Chairman of the Board of Directors, and effective as of that date the Company entered into a consulting agreement with Mr. Trumbull, pursuant to the terms of which the Trumbull Employment Agreement was novated, vesting of the award of 5,000 restricted share units granted to Mr. Trumbull on January 1, 2008, was accelerated to May 21, 2008.
Pursuant to the consulting agreement, entered into on June 16, 2008 (the “Trumbull Consulting Agreement”), effective May 21, 2008, with Mr. Trumbull, a member of the Company’s Board of Directors, pursuant to which Mr. Trumbull will provide consulting services in the form of providing assistance to the Company’s Chairman of the Board of Directors as he may request in connection with Board matters and assistance to the President and Chief Executive Officer of the Company as he may request in connection with various issues that may arise in the Company’s operating and risk bearing subsidiaries. Mr. Trumbull’s compensation under the Trumbull Consulting Agreement is $100,000 per year, payable in four equal quarterly payments of $25,000 each, the first of which shall be paid on August 21, 2008. The Company is also obligated to reimburse Mr. Trumbull for all reasonable and necessary expenses incurred in connection with the services he provides under the Trumbull Consulting Agreement. Unless extended by mutual agreement, the Consulting Agreement terminates on May 21, 2009. The Trumbull Consulting Agreement is also subject to termination by Mr. Trumbull or the Company on 30 days prior notice. The Company may terminate the agreement at any time in the event Mr. Trumbull ceases to be a member of the Company’s Board of Directors. The agreement automatically terminates immediately upon the merger or consolidation of the Company into another corporation; the sale of all or substantially all of its assets; its dissolution and/or liquidation; or, the death of Mr. Trumbull. The Trumbull Consulting Agreement is filed as Exhibit 10.1 hereto.
On July 8, 2008, the Company entered into a three-year engagement agreement with Robert G. Simses, the Company’s current Chairman of the Board of Directors (the “Simses Engagement Agreement”), effective May 21, 2008 through May 21, 2011. Under the terms of the Simses Engagement Agreement, Mr. Simses is entitled to an annual retainer, payable quarterly, beginning on August 21, 2008, of not less than $150,000, subject to review for increase at the discretion of the Human Resource Committee of the Board of Directors. Mr. Simses is also entitled to receive a grant of 30,000 restricted share units as of the effective date of the agreement. These shares will vest ratably over the term of the agreement, beginning on May 21, 2009. The Simses Engagement Agreement also provides for reimbursement of reasonable expenses incurred in the performance of Mr. Simses’ duties, and includes provisions governing termination for death, disability, cause, without cause and change of control, which includes payment through the end of the term of the agreement and accelerated vesting of stock unit grants in the event of his termination without cause, for good cause or upon a change of control. The Simses Engagement Agreement is filed as Exhibit 10.2 hereto.

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2008 and 2007
(8) Related Party Transactions (continued):
In 2003, the Company acquired an interest in substantially all of a limited partnership hedge fund Tiptree, now known as Tricadia, that invests in collateralized debt obligations (“CDO”) securities, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a company affiliated with Mariner. In 2003, the Company made an investment of $11.0 million in Tiptree. Additional investments of $4.65 million, $2.7 million and $6.25 million were made in 2004, in 2005 and on April 27, 2007, respectively. The Company was previously committed to providing an additional $15.4 million, or a total of approximately $40 million, in capital to Tiptree by August 1, 2008. Tricadia, however, waived its right to require the Company to contribute its additional capital commitment of $15.4 million and accordingly, the Company’s obligation to make such capital contributions has expired. In addition, the Company withdrew $10 million of its capital from Tricadia during July 2008. Tricadia amended its charter in June 2008 and changed its name to Altrion Capital, L.P.
On August 18, 2006, the Company entered into an Amended and Restated Limited Partnership Agreement of Tricadia CDO Fund, L.P (“Tricadia”), effective as of August 1, 2006, with Tricadia Capital, LLC, the general partner, and the limited partners named therein (the “Amended Agreement”) to amend and restate the Limited Partnership Agreement of Mariner Tiptree (CDO) Fund I, L.P. entered into in 2003 (the “Original Agreement”). The Amended Agreement changed the name of the partnership, amended and restated in its entirety the Original Agreement and provides for the continuation of the partnership under applicable law upon the terms and conditions of the Amended Agreement. The Amended Agreement, among other items, substantially changed the fee income structure as well as provides for the potential conversion of limited partnership interests to equity interests. Under the provisions of both the Original and the Amended Agreement, the Mariner affiliate is entitled to 50% of the net profit realized upon the sale of certain investments held by the Company. Investment expenses incurred under this agreement for the six months ended June 30, 2008 and 2007 amounted to $ 313,929 and $ 41,720, respectively. These amounts were based upon the fair value of certain investments held as of June 30, 2008 and 2007, respectively, as well as certain investments sold during the six months ended June 30, 2008 and 2007, respectively. The limited partnership agreements also provide for other fees payable to the manager based upon the operations of the hedge fund. There were no other fees incurred for the six months ended June 30, 2008 and 2007, respectively. Any withdrawals generally require one-year prior written notice to the hedge fund manager. The Company is the only limited partner in Tricadia and reports its investment using the equity method of accounting. The amounts reported in Limited partnership hedge funds related to Tricadia at June 30, 2008 and 2007 were $45.1 million and $40.9 million, respectively. The summarized GAAP basis information pertaining to the financial position and operations of its investment in Tricadia for the six months ended June 30, 2008 and 2007, respectively are as follows:

	2008	2007
	(unaudited)
Total assets	$46,348,326	$42,432,856
Total liabilities	$1,069,955	$1,325,681
Total partners’ capital	$45,278,371	$41,107,175
Total revenue	$2,735,851	$7,654,145
Net income	$2,520,410	$6,327,137
As of June 30, 2008, the Company held approximately $82.3 million in limited partnership and limited liability company interests in hedge funds, which are directly or indirectly managed by Mariner.
(9) Income Taxes:
The Company files tax returns subject to the tax regulations of federal, state and local tax authorities. A tax benefit taken in the tax return but not in the financial statements is known as an ‘unrecognized tax benefit’. The Company had no unrecognized tax benefits at either June 30, 2008 or June 30, 2007. The Company’s policy is to record interest and penalties related to unrecognized tax benefits to income tax expense. The Company did not incur any interest or penalties related to unrecognized tax benefits for the six-month periods ended June 30, 2008 and 2007.
The Company is subject to federal, state and local examinations by tax authorities for tax year 2004 and subsequent. The Company’s 2005 Federal tax return is currently under examination. The Company had federal, state and local deferred tax assets amounting to potential future tax benefits of $31.9 million and $14.4 million at June 30, 2008 and December 31, 2007, respectively. Management believes the deferred tax asset, net of the recorded valuation allowance account, as of June 30, 2008 will more-likely-than-not be fully realized.

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2008 and 2007
(10) Common Stock Repurchase Plan:
Under the Common Stock Repurchase Plan, the Company may purchase up to $55 million of the Company’s issued and outstanding shares of common stock on the open market. This plan was subsequently amended in March of 2008 to increase the limit to $75 million. During the first six months of 2008, there were 228,200 shares repurchased at a total cost of approximately $4.9 million. There were no repurchases of the Company’s common stock during the first six months of 2007.

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
     During the six months ended June 30, 2008 the Company acquired a book of professional liability business oriented to insurance brokers and agents and also formed MMO Agencies, which will focus on generating additional premium growth through a network of general agents with binding authority subject to underwriting criteria established and monitored by MMO.
Results of Operations
     The Company reported a net loss for the second quarter ended June 30, 2008 of $4.7 million, or $.55 per diluted share, compared to net income of $10.3 million, or $1.12 per diluted share, for the second quarter in 2007. The decrease in results of operations for the second quarter of 2008 when compared to the same period in 2007 was primarily attributable to the resolution of disputed reinsurance receivables and the subsequent reevaluation of the provision for doubtful reinsurance receivable balances that resulted in after tax losses of $8.1 million, or $.93 per diluted share. In addition, lower income was reported from limited partnerships and trading portfolio investments.

     The net loss for the six months ended June 30, 2008 was $34.5 million, or $3.98 per diluted share, compared to net income of $17.8 million, or $1.93 per diluted share, for the same period in 2007. The decrease in results of operations for the six months ended June 30, 2008 when compared to the same period in 2007 was primarily attributable to after tax other-than-temporary write downs of $21.0 million from “super senior” residential mortgage-backed securities and lower income from limited partnerships of $10 million and trading portfolio investments of $8.5 million, as well as $8.1 million in write offs of reinsurance receivable balances.
     Net realized investment gains after taxes were $583,000, or $.07 per share, for the second quarter of 2008, as compared to net realized investment gains after taxes of $4,000, or $.00 per diluted share, for the same period in 2007. Net realized investment losses after taxes for the six months ended June 30, 2008 were $20.4 million, or $2.35 per diluted share, compared to net realized investment gains after taxes of $176,000, or $.02 per diluted share, for the same period in 2007.
     Shareholders’ equity decreased to $243.1 million as of June 30, 2008 from $279.4 million as of December 31, 2007. The decrease was primarily attributable to the net loss for the period.
     The Company’s gross premiums written and net premiums written decreased by 17% and 15%, respectively, for the three months ended June 30, 2008, when compared to the same period in 2007. Net premiums earned increased by 18% for the three months ended June 30, 2008, when compared to the same period in 2007.
     The Company’s gross premiums written decreased by 5% for the six months ended June 30, 2008, when compared to the same period in 2007. Net premiums written and net premiums earned increased by 1% and 15%, respectively, for the six months ended June 30, 2008, when compared to the same period in 2007.
     Premiums for each segment were as follows:
NYMAGIC Gross Premiums Written By Segment

	Six months ended June 30,			Three months ended June 30,
	2008	2007	Change	2008	2007	Change
	(Dollars in thousands)
Ocean marine	$45,557	$54,682	(17%)	$23,316	$29,189	(20%)
Inland marine/fire	8,539	8,718	(2%)	4,971	5,121	(3%)
Other liability	65,042	62,657	4%	19,268	23,192	(17%)

Subtotal	119,138	126,057	(5%)	47,555	57,502	(17%)
Runoff lines (Aircraft)	58	23	NM	13	4	NM

Total	$119,196	$126,080	(5%)	$47,568	$57,506	(17%)

NYMAGIC Net Premiums Written By Segment

	Six months ended June 30,			Three months ended June 30,
	2008	2007	Change	2008	2007	Change
	(Dollars in thousands)
Ocean marine	$33,744	$37,786	(11%)	$16,190	$19,599	(17%)
Inland marine/fire	2,654	3,340	(21%)	1,413	2,063	(32%)
Other liability	57,711	52,105	11%	16,667	18,634	(11%)

Subtotal	94,109	93,231	1%	34,270	40,296	(15%)
Runoff lines (Aircraft)	96	84	NM	18	57	NM

Total	$94,205	$93,315	1%	$34,288	$40,353	(15%)

NYMAGIC Net Premiums Earned By Segment

	Six months ended June 30,			Three months ended June 30,
	2008	2007	Change	2008	2007	Change
	(Dollars in thousands)
Ocean marine	$36,133	$34,845	4%	$18,310	$16,081	14%
Inland marine/fire	3,201	3,212	0%	1,556	1,883	(17%)
Other liability	48,567	38,193	27%	23,208	18,571	25%

Subtotal	87,901	76,250	15%	43,074	36,535	18%
Runoff lines (Aircraft)	96	84	NM	18	57	NM

Total	$87,997	$76,334	15%	$43,092	$36,592	18%

     Ocean marine gross premiums written for the six months ended June 30, 2008 decreased by 17%, primarily reflecting decreases in volume in the hull and cargo classes. The decrease in cargo production resulted primarily from the termination of a relationship with one of the Company’s agents writing cargo business, Southern Marine and Aviation. The decrease in hull premiums reflected the non-renewal of certain unprofitable accounts. Rates in the various classes of marine business declined slightly when compared to the prior year’s comparable period. Net premiums earned increased by 4% for the six months ended June 30, 2008 when compared to the same period in 2007. Net written and earned premiums for the six months ended June 30, 2008 largely reflected the decline in gross premiums written, which was offset by lower reinsurance costs in 2008 when compared to 2007.
Effective January 1, 2008, the Company maintained its net retention of $5 million per risk and $6 million per occurrence in the ocean marine line when compared to 2007; however, the Company’s net retention could be as low as $1 million for certain classes within ocean marine. While the 80% quota share reinsurance protection for energy business also remains in effect for 2008, the net retention from energy business is subject to inclusion within the ocean marine reinsurance program.
     Ocean marine gross premiums written and net premiums written decreased by 20% and 17%, respectively, during the second quarter of 2008 when compared to the same period in the prior year. Net premiums earned increased 14% during the second quarter of 2008 when compared to the same period in 2007. The second quarter of 2008 reflected gross premium written volume decreases in the hull and cargo classes which were partially offset by energy premium increases. The largest decrease occurred in cargo production and resulted primarily from the termination of a relationship with one of the Company’s former agents writing cargo business. The decrease in hull premiums reflected the non-renewal of certain unprofitable accounts. The prior year’s second quarter net premiums written and net premiums earned each reflected higher excess of loss reinsurance costs, and therefore lower net premium retention levels, primarily as a result of $2.5 million in reinstatement reinsurance costs incurred on a cargo loss. Also, the cost of the ocean marine excess of loss reinsurance program was higher in the second quarter of 2007 when compared to the same period in 2008. However, larger energy writings with higher ceded reinsurance premiums partially offset the higher net premium retention level in the second quarter of 2008. Rates in the various classes of marine business declined slightly when compared to the prior year’s comparable period.
     Inland marine/fire gross premiums written and net premiums written for the six months ended June 30, 2008 decreased by 2% and 21%, respectively, when compared to the same period in 2007. Net premiums earned for the six months ended June 30, 2008 were flat when compared to the same period in 2007. Gross premiums written in 2008 reflect declines in production in certain property risks and reflect mildly lower market rates when compared to the prior year. Net premiums earned reflected the decreases in property earned premiums offset by increases in surety production from the prior year.
     Inland marine/fire gross premiums written, net premiums written and net premiums earned for the three months ended June 30, 2008 decreased by 3%, 32% and 17%, respectively, when compared to the same period in 2007. Gross premiums written during the second quarter of 2008 reflected mildly lower market rates when compared to the same period in 2007 and declines in production in certain property risks and surety premiums. Net premiums written in the second quarter of 2008 reflected the decrease in gross property writings and additional reinsurance costs as a result of a change in mix of gross property writings as well as lower surety writings which are written on a net basis without reinsurance costs. The decrease in net premiums earned in 2008 reflected the lower volume of property risks and mildly lower market rates when compared to the same period in 2007.
     Other liability gross premiums written, net premiums written and net premiums earned for the six months ended June 30, 2008 increased by 4%, 11% and 27%, respectively, when compared to the same period in 2007. The increase in premiums is primarily due to an increase in production of excess workers’ compensation and contractor’s liability writings.
     The Company writes excess workers’ compensation insurance on behalf of certain self-insured workers’ compensation trusts. Gross and net premiums written in the excess workers’ compensation class increased to $26.8 million and $24.5 million, respectively, in the first six months of 2008 from $24.8 million and $20.3 million, respectively, in the same period of 2007. Premiums in 2007 reflected larger reinsurance cessions primarily as a result of quota share reinsurance.
     Volume increases from the contractors’ liability class were also achieved in the first six months of 2008 when compared to the same period in 2007. However, professional liability writings decreased 6% in the first six months of 2008 when compared to the same period in 2007 primarily due to softening of premium rates.
     Other liability gross premiums written and net premiums written for the three months ended June 30, 2008 decreased by 17% and 11%, respectively, when compared to the same period in 2007. Other liability net premiums earned increased by 25%. The decrease in gross premiums is primarily due to lower amounts of excess workers’ compensation and professional liability writings. These decreases were partially offset by increases in production of contractor’s liability insurance. The increases in earned premium reflect the increases in excess workers’ compensation, professional liability and contractor’s liability writings achieved during the past year.

     Net losses and loss adjustment expenses incurred as a percentage of net premiums earned (the loss ratio) was 85.6% for the three months ended June 30, 2008 as compared to 50.4% for the same period in 2007. The loss ratio was 71.5% for the six months ended June 30, 2008 as compared to 52.8% for the same period in 2007. The larger loss ratios in 2008 were primarily attributable to the resolution of a dispute over reinsurance receivables with a reinsurer as well as a reevaluation of the provision for doubtful reinsurance receivables that resulted in additional losses of $12.4 million, or added 28.8% and 14.1% to the second quarter and six months ended 2008, respectively, overall loss ratios. The decision to resolve a dispute regarding non-core reinsurance receivables and adjust our allowance for other potentially uncollectable non-core reinsurance receivables was related to reinsurance cessions made under a number of reinsurance contracts written from 1978 to 1986. The Company’s loss ratios in 2007 benefited from the novation of substantially all of the excess workers’ compensation policies written in conjunction with a prior producer. The novation extinguished the Company’s liabilities with respect to such policies and consequently reduced losses incurred by $6.0 million in the second quarter and six months ended June 30, 2007. Also contributing to a higher loss ratio in the other liability segment in 2008 was a change in premium mix in the other liability class. Excess workers’ compensation premiums have higher loss ratios than other classes of other liability business resulting in an overall increase in the other liability loss ratio.
     Partially offsetting the increased overall loss ratio in 2008 were lower ocean marine losses from the current accident year as the loss ratio in the prior year’s second quarter and first six months ratios were adversely affected by a large cargo claim that increased losses incurred by $2.5 million and decreased net premiums earned by $2.5 million for reinsurance reinstatement. In addition, a lower loss ratio in the inland marine/fire segment was achieved in 2008 due to favorable loss reserve development.
     The Company reported adverse development of prior year loss reserves of $9.1 million and $10.1 million during the first six months and second quarter of 2008, respectively. The resolution of a dispute over reinsurance receivables with a reinsurer and the reevaluation of the reserve for doubtful reinsurance receivables in 2008 contributed $12.4 million of adverse development. Partially offsetting this was favorable development as a result of lower reported loss trends arising from the inland marine and ocean marine lines of business.
     The Company reported favorable development of prior year loss reserves of $9.7 million and $8.3 million during the first six months and second quarter of 2007, respectively. Favorable loss development of $5.7 million during the first six months and second quarter was attributable to the novation of certain excess workers’ compensation policies. In addition, favorable development was recorded as a result of lower reported loss trends arising from the ocean marine line of business. The overall favorable loss development during the first six months was partially offset by approximately $1 million in adverse development from the runoff aviation class.
     Policy acquisition costs as a percentage of net premiums earned (the acquisition cost ratio) for the three months ended June 30, 2008 and 2007 were 22.1% and 22.4%, respectively. The acquisition cost ratios for the six months ended June 30, 2008 and 2007 were 22.0% and 22.2%, respectively. The slightly lower 2008 ratios are due in part to lower acquisition cost ratios in the ocean marine line, resulting from lower excess of loss reinsurance costs. Partially offsetting this decline were slight increases in the other liability acquisition cost ratios in 2008 as the prior year’s second quarter and six months ratios were lower as a result of override commissions obtained from the quota share reinsurance agreement in the excess workers’ compensation class.
     General and administrative expenses increased by 16% and 11%, respectively, for the second quarter ended and six months ended June 30, 2008 when compared to the same periods in 2007. Larger expenses were incurred in 2008 to service the growth in the Company’s business operations, including increased staffing, consulting costs and additional office space.
     The Company’s combined ratio (the loss ratio, the acquisition cost ratio and general and administrative expenses divided by net premiums earned) was 130.1% for the three months ended June 30, 2008 as compared to 95.6% for the same period in 2007. The Company’s combined ratio was 114.4% for the six months ended June 30, 2008 as compared to 96.7% for the same period in 2007.
     Interest expense of $3.4 million and $1.7 million, respectively, for the six and three months ended June 30, 2008 was comparable to the same periods in 2007.
     Net investment (loss) income for the six months ended June 30, 2008 was ($8.1) million as compared to $27.6 million for the same period in 2007. The decrease in 2008 reflected trading portfolio losses and lower income from limited partnerships. Collectively, trading portfolio and commercial loan losses of $(11.7) million were recorded in 2008 and resulted primarily from the fair value changes in the underlying securities. This included municipal obligations of ($0.3) million, preferred stocks of ($4.4) million, economic hedged positions of ($1.7) million, commercial loans of ($0.3) million and exchange traded funds of ($5.0) million. Limited partnership income for the first six months of 2008, excluding income from Tricadia, decreased from the prior year’s first quarter as a result of lower returns amounting to 1.4% as compared to 5.9% for the same period in 2007. For the first six months of 2008, most of our hedge fund strategies reported lower returns than the prior year’s comparable period. Income from Tricadia was $2.5 million and $6.3 million for the six months ended June 30, 2008 and 2007, respectively. Income from Tricadia was greater in 2007 as a result of interest income received from the warehousing of CDO and CLO debt securities. There were no such activities during the first six months of 2008. The reduction in income from fixed maturities available for sale resulted from maintaining lower average balances in such investments.

     Net investment income for the three months ended June 30, 2008 decreased by 69% to $4.9 million from $15.7 million for the same period in 2007. The decrease in 2008 reflected trading portfolio losses and lower income from limited partnerships. Trading portfolio loss of ($0.7) million was recorded in the second quarter of 2008 and resulted primarily from the fair value changes in the underlying securities. This included municipal obligations of $2.4 million, preferred stocks of ($2.2) million, economic hedged positions of $2.3 million, and exchange traded funds of ($3.1) million. Limited partnership hedge fund income in 2008, excluding income from Tricadia, decreased from the prior year’s comparable period as a result of lower yields on the limited partnership hedge fund portfolio that amounted to 0.9% for the second quarter ended June 30, 2008 and 4.1% for the same period in 2007. The investment income from Tricadia amounted to $2.2 million and $3.4 million for the three months ended June 30, 2008 and 2007, respectively, which was included in limited partnership hedge fund portfolio income. The reduction in income from fixed maturities available for sale resulted from maintaining lower average balances in such investments.
     Investment (loss) income, net of investment fees, from each major category of investments was as follows:

	Six months ended		Three months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)
Fixed maturities, available for sale	$3.7	$8.3	$1.7	$4.0
Trading securities	(11.4)	1.6	(0.7)	0.9
Short-term investments	1.5	3.4	0.5	1.7
Equity in earnings of limited partnerships	0.6	15.9	3.7	9.9
Commercial loans	(0.3)	—	0.8	—

Total investment (loss) income	(5.9)	29.2	6.0	16.5
Investment expenses	(2.2)	(1.6)	(1.1)	(0.8)

Net investment (loss) income	$(8.1)	$27.6	$4.9	$15.7

     As of June 30, 2008 and 2007, investments in limited partnerships amounted to approximately $171.1 million and $211.0 million, respectively. The equity method of accounting is used to account for the Company’s limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership hedge fund to results of operations.
     As of June 30, 2008 and 2007, investments in the trading and commercial loan portfolios collectively amounted to approximately $135.3 million and $59.8 million, respectively. Net investment income (loss) for the six months ended June 30, 2008 and 2007 reflected approximately ($11.7) million and $1.6 million, respectively, derived from combined trading portfolio and commercial loan activities before investment expenses. These activities primarily include the trading of collateralized debt obligations (CDOs), collateralized loan obligations (CLOs), commercial loans, municipal obligations, preferred stocks and exchange traded funds. The Company’s trading and commercial loan portfolios are marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sale of trading and commercial loan investments are also recognized in net investment income. There were no CDO or CLO securities held by the Company at June 30, 2008.
     The Company’s investment income results may be volatile depending upon the level of limited partnerships, commercial loans and trading portfolio investments held. If the Company invests a greater percentage of its investment portfolio in limited partnership hedge funds, and/or if the fair value of trading and/or commercial loan investments held varies significantly during different periods, there may also be a greater volatility associated with the Company’s investment income. The Company will account for future purchases of fixed income and equity securities as part of its available for sale portfolio and not its trading portfolio. This decision to include such securities in the available for sale portfolio was based upon our intent to hold and not trade such securities.
     Commission and other income decreased to $80,000 for the three months ended June 30, 2008 from $228,000 for the same period in the prior year. Commission and other income decreased to $139,000 for the six months ended June 30, 2008 from $457,000 for the same period in the prior year. Commission income for the three and six months ended June 30, 2007 generally reflected greater profit commissions derived from ceded reinsurance in the ocean marine class of business.

     Net realized investment gains were $897,000 for the three months ended June 30, 2008 as compared to $7,000 for the same period in 2007. Net realized investment losses were $31.4 million for the six months ended June 30, 2008 as compared to net realized investment gains of $271,000 for the same period in the prior year, which was the result of realized gains on sales of short-term securities. Net realized investment losses include write-downs from other-than-temporary declines in the fair value of securities available for sale amounting to $32.4 million and $8,000 for the six months ended June 30, 2008 and 2007, respectively. Write-downs from other-than-temporary declines in the fair value of securities available for sale amounted to $0 and $6,700 for the three months ended June 30, 2008 and 2007, respectively. The write down in 2008 was primarily attributable to the decline in the fair value of “super senior” residential mortgage-backed securities held by the Company. These securities are rated AAA by S&P, are collateralized by pools of “Alt A” mortgages, and receive priority payments from these pools. “Alt A” mortgages are residential home loans made to individuals and are not subprime loans. The Company’s securities rank senior to subordinated tranches of debt collateralized by each respective pool of mortgages. As of July 1, 2008 the levels of subordination ranged from 27% to 51% of the total debt outstanding for each pool. Delinquencies within the underlying mortgage pools (defined as payments 60+ days past due plus foreclosures plus real estate owned) ranged from 7.3% to 28.5% of total amounts outstanding. In March 2008, delinquencies ranged from 3.4% to 21.2%. Delinquency rates are not the same as severity rates, or actual loss, but are an indication of what the potential loss might be in future periods. In each case, current pool subordination levels by individual security remain in excess of current pool delinquency rates. The Company has collected all applicable interest and principal repayments on such securities to date. The Company collected $3.5 million in principal repayments on these securities in the second quarter of 2008, which resulted in $827,000 in realized investment gains as a result of the recapture of previous write downs of investment balances. The decline in fair value generally reflects the distressed sale of such securities by large institutions and the lack of liquidity in the market. The decision to write down such securities was based upon the likelihood that we may not hold such securities until the fair value decline is recovered.
     Total income tax (benefit) expense amounted to ($4.0) million and $5.6 million, respectively, for the three months ended June 30, 2008 and 2007. Total income tax (benefit) expense was ($20.9) million and $9.6 million, respectively, for the six months ended June 30, 2008 and 2007. The Company’s effective tax rate was 37.68% and 35.02% for the six months ended June 30, 2008 and June 30, 2007, respectively. The increase in the effective tax rate is primarily attributable to income derived from tax-preferred investments.
Liquidity and Capital Resources
     Cash and total investments decreased from $701.1 million at December 31, 2007 to $626.5 million at June 30, 2008, principally as a result of the fair value decline of the Company’s investments and due to the payment of gross losses in the ocean marine line, substantially all of which were reinsured and we expect to be collected from reinsurers in subsequent periods. The level of cash and short-term investments of $103.5 million at June 30, 2008 reflected the Company’s high liquidity position.
     Cash flows used in operating activities were $136.1 million and $75.0 million for the six months ended June 30, 2008 and 2007, respectively. Trading portfolio and commercial loan activities of $113.6 million and $59.8 million adversely affected cash flows for the six months ended June 30, 2008 and 2007, respectively. Trading portfolio activities include the purchase and sale of preferred stocks, municipal bonds and exchange traded funds. Commercial loan activities include the purchase and sale of middle market loans made to commercial companies. As the Company’s trading and commercial loan portfolio balances may fluctuate significantly from period to period, cash flows from operating activities may also be significantly impacted by such activities. Contributing to a decrease in operating cash flows, other than trading and commercial loan activities, for the first six months of 2008 were the payment of both gross losses in the ocean marine line of business and asbestos and environmental losses, substantially all of which were reinsured. Contributing to a reduction in operating cash flows, other than trading and commercial loan activities, for the first six months of 2007 was the payment of reinsurance premiums on the workers’ compensation class of business and the payment of gross losses in the ocean marine line of business, a large portion of which was reinsured.
     Cash flows provided by investing activities were $40.9 million and $171.2 million for the six months ended June 30, 2008 and 2007, respectively. The cash flows for each year were favorably impacted by the net sale of fixed maturity available for sale investments.
     Cash flows used in financing activities were $6.3 million for the six months ended June 30, 2008 as compared to cash flows provided by financing activities of $1.1 million for the six months ended June 30, 2007. In 2008, a substantial portion of the use of cash flows was attributable to the repurchase of the Company’s common stock. In 2007, cash inflows from the proceeds, including tax benefits, of stock issuances were partially offset by cash dividends.
     On May 21, 2008, the Company declared a dividend of eight (8) cents per share to shareholders of record on June 30, 2008, payable on July 8, 2008. On March 6, 2008, the Company declared a dividend of eight (8) cents per share to shareholders of record on March 31, 2008, payable on April 3, 2008. On March 5, 2007, the Company declared a dividend of eight (8) cents per share to shareholders of record on March 30, 2007, payable on April 5, 2007. On May 23, 2007, the Company declared a dividend of eight (8) cents per share to shareholders of record on June 29, 2007, payable on July 5, 2007.
     New York Marine declared ordinary dividends to the Company of $0 and $3,800,000 during the first six months of 2008 and 2007, respectively. Gotham declared ordinary dividends to the Company of $0 and $3,400,000 during the first six months of 2008 and 2007, respectively.
     Under the Amended and Restated 2004 Long-Term Incentive Plan (the “LTIP”), the Company granted 61,500 restricted share units (“RSUs”) to the Chairman of the Board of Directors and other officers and employees of the Company with an aggregate grant date fair value of approximately $1,380,000 during the six months ended June 30, 2008. During the six months ended June 30, 2007, the Company granted 37,000 RSUs with an approximate aggregate grant date fair value of $1,551,000.

     During the six months ended June 30, 2007, the Company granted 9,750 shares of unrestricted common stock under the LTIP to certain officers and directors of the Company with a grant date fair value of $384,248. There were no unrestricted share awards granted during the six months ended June 30, 2008.
     The Company granted 11,559 and 5,366 deferred share units to non-management directors under the LTIP during the six months ended June 30, 2008 and 2007, with aggregate grant date fair values of $262,500 and $227,500, respectively.
     The Company granted performance share units to certain officers under the LTIP during the six months ended June 30, 2008. During the six months ended June 30, 2008, compensation expense related to these awards was $36,000
     Under the 2002 Stock Option Plan, there were grants of 20,000 stock options awarded to a certain directors during the six months ended June 30, 2008. There were no other awards granted under either the 1991 or 2002 Stock Option Plans during the six months ended June 30, 2008 and 2007.
     Under the Common Stock Repurchase Plan, the Company may purchase up to $55 million of the Company’s issued and outstanding shares of common stock on the open market. This plan was subsequently amended in March of 2008 to increase the limit to $75 million. During the first six months of 2008, there were 228,200 shares repurchased at a total cost of approximately $4.9 million. There were no repurchases of the Company’s common stock during the first six months of 2007.
     Premiums and other receivables, net increased to $39.9 million as of June 30, 2008 from $26.3 million as of December 31, 2007, primarily as a result of an increase in gross premiums written in the excess workers’ compensation class and increased funding to the MMO pools to assist in the payment of gross losses.
     Deferred income taxes at June 30, 2008 increased to $31.9 million from $14.4 million at December 31, 2007, primarily due to deferred tax benefits provided on declines in the fair value of investments. Management believes the Company’s total deferred tax asset, net of the recorded valuation allowance account, as of June 30, 2008 will more-likely-than-not be fully realized.
     Reserve for unearned premiums increased to $95.4 million as of June 30, 2008 from $87.6 million as of December 31, 2007, primarily as a result of the increase in gross premiums written in the other liability line of business.
     Reinsurance receivables on unpaid balances, net at June 30, 2008, decreased to $212.5 million from $250.1 million at December 31, 2007, and reinsurance receivables on paid balances, net at June 30, 2008, increased to $44.7 million from $38.8 million at December 31, 2007 largely as a result of the payment of gross ocean marine losses and asbestos and environmental losses that were substantially reinsured, the write off of disputed receivable balances with a reinsurer, and the subsequent reevaluation of reserves for doubtful accounts.
     Property, improvements and equipment, net at June 30, 2008, increased to $7.5 million from $4.8 million at December 31, 2007 largely as a result of capitalized expenditures relating to new computer systems.

Investments
     The following table summarizes our investments at June 30, 2008 and December 31, 2007:

	June 30, 2008	Percent	December 31, 2007	Percent
Fixed maturities — Available for Sale (Fair Value):
U.S. Treasury securities	$16,470,596	2.63%	$14,335,541	2.04%
Municipal obligations	789,490	0.13%	7,810,318	1.11%
Corporate securities	2,444,816	0.39%	5,853,942	0.83%
Mortgage-backed securities	102,448,456	16.35%	134,890,799	19.25%

Subtotal	$122,153,358	19.50%	$162,890,600	23.23%

Fixed maturities — Trading (Fair Value):
Municipal obligations	119,421,728	19.06%	70,243,560	10.02%
Commercial middle market debt	—	—	8,293,725	1.18%

Total fixed maturities	$241,575,086	38.56%	$241,427,885	34.43%

Equity securities — Trading (Fair Value):
Preferred stock	79,726,636	12.72%	66,325,265	9.46%
Exchange traded funds	14,704,708	2.35%	—	—

Total equity securities	$94,431,344	15.07%	$66,325,265	9.46%

Cash and short-term investments (at Cost)	103,515,530	16.52%	205,078,343	29.25%

Total fixed maturities, equity securities, cash and short-term investments	$439,521,960	70.15%	$512,831,493	73.14%

Commercial loans (at Fair Value)	15,909,651	2.54%	—	—
Limited partnership hedge funds (at Equity)	171,108,176	27.31%	188,295,547	26.86%

Total investment portfolio	$626,539,787	100.00%	$701,127,040	100.00%
     As of June 30, 2008, 95.20% of the fair value of the Company’s fixed maturities, commercial loans and short-term investment portfolios was in obligations rated “Baa3” or better by Moody’s or its equivalent Standard & Poor’s rating.

     Effective January 1, 2008, the Company adopted SFAS 157, which establishes a consistent framework for measuring fair value. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the SFAS 157 hierarchy is based on whether the significant inputs into the valuation are observable. The standard describes three levels of inputs that may be used to measure fair value and categorize the assets and liabilities within the hierarchy:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include equity securities that are traded in active exchange markets, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

•	Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data. Level 2 assets and liabilities include debt securities and commercial loans with quoted prices that are traded less frequently than exchange traded instruments. This category includes municipal debt obligations, corporate debt securities, mortgage-backed securities and commercial loans.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair valuation of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
     The Company’s fixed maturities, commercial loans, short-term investments and equity securities are carried at fair value. All of these securities are valued as level 1 or level 2 under the SFAS 157 fair value hierarchy and quotes are obtained from independent pricing services. There were no securities that were valued as level 3.
     The Company has investments in “super senior” residential mortgage-backed securities amounting to $102.4 million at June 30, 2008. The Company recorded $32.5 million in declines in fair value considered to be other-than-temporary on such securities at the end of March 31, 2008. The change in fair value of such securities resulted in a benefit of $5.7 million from March 31, 2008 to June 30, 2008. These “super senior” residential mortgage-backed securities, consisting of nine “Alt A” mortgage securities with issue dates in 2005 and 2006, have floating interest rates and are rated AAA/Aaa by S&P/Moody’s. “Alt A” securities are residential home loans made to individuals that are not subprime loans. The fair value of each security is provided by independent pricing services or security dealers. These prices reflect the recent trades of similar type securities that were estimated utilizing Level 2 observable inputs such as interest rates, yield curves, prepayment speeds, default rates and loss severities. There has been a considerable amount of turmoil in the U.S. housing market in 2007 and 2008, which has led to market declines in such securities. The markets for these types of securities can be illiquid and, therefore, the price obtained on these securities is subject to change, depending upon the underlying market conditions of these securities. The decline in fair value in 2008 generally reflects the distressed sale of such securities by large institutions and the lack of liquidity in the market. The decision to write down such securities was based upon the likelihood that we may not hold such securities until the fair value decline is recovered.
     Subsequent to June 30, 2008, the estimated market value of the Company’s “super senior” residential mortgage-backed securities, preferred stock and exchange traded financial index shares declined markedly. The Company sold all of its exchange traded financial index shares and half of its position in preferred stock of FNMA and FHLMC. Taking into account the realized losses incurred in connection with those sales, the aggregate value of these securities as of August 5, 2008 declined by approximately $38.8 million pre-tax since June 30, 2008.
     The Company maintains cash and short-term investments of $103.5 million at June 30, 2008, which is more than adequate to meet its immediate liquidity requirements.

Unpaid losses and loss adjustment expenses
     Unpaid losses and loss adjustment expenses for each segment were as follows:

	June 30, 2008		December 31, 2007
	Gross	Net	Gross	Net
	(in thousands)		(in thousands)

Ocean marine	$172,111	$109,574	$197,511	$112,288
Inland marine/fire	23,033	7,968	22,693	7,795
Other liability	226,263	183,780	211,182	156,238
Runoff lines (Aircraft)	120,712	28,321	125,149	30,084

Total	$542,119	$329,643	$556,535	$306,405

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
     The process of establishing reserves for claims involves uncertainties and requires the use of informed estimates and judgments. Our estimates and judgments may be revised as claims develop and as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. We increased the estimated loss ratio by a few percentages points in the 2008 year for excess workers’ compensation primarily to account for a softening of rates and a review by our internal actuary. As a result of the resolution of a dispute with a reinsurer in the second quarter of 2008, we increased the allowance for doubtful accounts for reinsurance receivables by an additional $3.0 million following a subsequent reevaluation of the reserve. The decision to resolve a dispute regarding non-core reinsurance receivables and adjust our allowance for other potentially uncollectable non-core reinsurance receivables was related to reinsurance cessions made under a number of reinsurance contracts written from 1978 to 1986. Other than specifically disclosed herein, there were no significant changes in assumptions made in the evaluation of loss reserves during 2008.
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
     The Company is no longer committed to providing any additional funding to Tricadia.

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
     The Company maintains reserves for the future payment of losses and loss adjustment expenses with respect to both case (reported) and IBNR (incurred but not reported) losses under insurance policies issued by the Company. IBNR losses are those losses, based upon historical experience, industry loss data and underwriter expectations, that the Company estimates will be reported under these policies. Case loss reserves are determined by evaluating reported claims on the basis of the type of loss involved, knowledge of the circumstances surrounding the claim and the policy provisions relating to the type of loss. Case reserves can be difficult to estimate depending upon the class of business, claim complexity, judicial interpretations and legislative changes that affect the estimation process. Case reserves are reviewed and monitored on a regular basis, which may result in changes (favorable or unfavorable) to the initial estimate until the claim is ultimately paid and settled. Unpaid losses with respect to asbestos/environmental risks are difficult for management to estimate and require considerable judgment due to the uncertainty regarding the significant issues surrounding such claims. Unpaid losses with respect to catastrophe losses, such as hurricanes Katrina and Rita that occurred in 2005, are also difficult to estimate due to the high severity of the risks we insure. Unpaid losses and loss adjustment expenses amounted to $542.1 million and $556.5 million at June 30, 2008 and December 31, 2007, respectively. Unpaid losses and loss adjustment expenses, net of reinsurance amounted to $329.6 million and $306.4 million at June 30, 2008 and December 31, 2007, respectively. Management continually reviews and updates the estimates for unpaid losses, and any changes resulting therefrom are reflected in operating results currently. The potential for future adverse or favorable loss development is highly uncertain and subject to a variety of factors including, but not limited to, court decisions, legislative actions and inflation.
     The allowance for doubtful accounts is based on management’s review of amounts due from insolvent or financially impaired companies. Allowances are estimated for both premium receivables and reinsurance receivables. Management continually reviews and updates such estimates for any changes in the financial status of companies. The allowance for doubtful accounts for both premiums and reinsurance receivables amounted to $28.1 million and $14.4 million at June 30, 2008 and December 31, 2007, respectively. The increase in the allowance was primarily the result of the settlement of disputed balances with a reinsurer and the reevaluation of the remaining reserve for doubtful accounts.
     Impairment of investments, included in realized investment gains or losses, results from declines in the fair value of investments which are considered by management to be other-than-temporary. Management reviews investments for impairment based upon specific criteria that include the duration and extent of declines in fair value of the security below its cost or amortized cost. The Company performs a qualitative and quantitative review of all securities in a loss position in order to determine if any impairment is considered to be other-than-temporary. With respect to fixed income investments, declines in fair value of less than 10% are normally considered to be temporary, unless the fixed income security has been downgraded at least two levels by a major rating agency. Additionally, the Company reviews those securities held for six months or more, with fair value declines of greater than 10% at the end of each reporting period. The Company also reviews all securities with any rating agency declines during the reporting period. As a result of this review, the Company will record an impairment charge to earnings if the fair value decline is greater than 20%, if the fixed income security has been downgraded at least two levels by a major rating agency, or if the fair value decline is greater than 10% and the security has been downgraded one level by a major rating agency. This review includes considering the effect of rising interest rates and the Company’s intent and ability to hold impaired securities in the foreseeable future to recoup any losses. In addition to subjecting its securities to the objective tests of percent declines in fair value and downgrades by major rating agencies, when it determines whether declines in the fair value of its securities are other-than-temporary, the Company also considers the facts and circumstances that may have caused the declines in the value of such securities. As to any specific security, it may consider general market conditions, changes in interest rates, adverse changes in the regulatory environment of the issuer, the duration for which the Company expects to hold the security and the length of any forecasted recovery. Approximately $32.4 million and $8,300 were charged to results from operations for the six months ended June 30, 2008 and 2007, respectively, resulting from fair value declines considered to be other-than-temporary. The decision to write down such securities was based upon the likelihood that we may not hold such securities until the fair value decline is recovered.
     Gross unrealized gains and losses on fixed maturity investments available for sale amounted to approximately $9.0 million and $3.0 million, respectively, at June 30, 2008. Gross unrealized gains and losses on fixed maturity investments available for sale amounted to approximately $0.5 million and $0.2 million, respectively, at December 31, 2007. The Company believes the unrealized losses are temporary and result from changes in market conditions, including interest rates or sector spreads.
     The Company utilizes the equity method of accounting to account for its limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership to net investment income in results of operations. Net investment income derived from investments in limited partnerships amounted to $0.7 million and $15.9 million for the six months ended June 30, 2008 and 2007, respectively. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” with respect to market risks associated with investments in limited partnership hedge funds.

     The Company maintained a trading portfolio and commercial loan portfolio at June 30, 2008 consisting of municipal obligations, preferred stocks, exchange traded funds and commercial loans. These investments are marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of such securities are also recognized in net investment income. The Company recorded ($11.7) million and $1.6 million in combined net trading portfolio and commercial loan portfolio (loss) income before expenses for the six months ended June 30, 2008 and 2007, respectively. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” with respect to market risks associated with investments in illiquid investments.
     Reinsurance reinstatement premiums are recorded, as a result of losses incurred by the Company, in accordance with the provisions of our reinsurance contracts. Upon the occurrence of a large severity or catastrophe loss, the Company may be obligated to pay additional reinstatement premiums under its excess of loss reinsurance treaties up to the amount of the original premium paid under such treaties. Reinsurance reinstatement premiums incurred for the six months ended June 30, 2008 and 2007 were $0.1 million and $3.0 million, respectively.
     Total stock compensation cost recognized in earnings for all share-based incentive compensation awards was approximately $1.2 million for each of the six months ended June 30, 2008 and 2007, respectively.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The investment portfolio has exposure to market risks, which include the effect on the investment portfolio of adverse changes in interest rates, credit quality, hedge fund values, and illiquid securities including CDO/CLO, commercial loans and residential mortgage-backed securities. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Hedge fund risk includes the potential loss from the diminution in the value of the underlying investment of the hedge fund. Illiquid securities risk includes exposure to the private placement market including its lack of liquidity and volatility in changes in market prices. The only significant change to the Company’s exposure to market risks during the six months ended June 30, 2008 as compared to those disclosed in the Company’s financial statements for the year ended December 31, 2007 related to the level of investments in illiquid securities. The investment in illiquid securities, including commercial middle market loans and “super senior” residential mortgage-backed securities, amounted to $119.4 million and $143.2 million as of June 30, 2008 and December 31, 2007, respectively.
     The Company held $15.9 million at June 30, 2008 of commercial loans, which consist of loans from middle market companies. The Company has elected to account for such debt instruments utilizing the fair value election under SFAS 159. Accordingly, the changes in the fair value of these debt instruments are recorded in investment income. The markets for these types of investments can be illiquid and, therefore, the price obtained from dealers on these investments is subject to change, depending upon the underlying market conditions of these investments, including the potential for downgrades or defaults on the underlying collateral of the investment. The Company seeks to mitigate market risk associated with such investments by maintaining a diversified portfolio investment that limits the concentration of investment in any one issuer. The largest single investment made by the Company in such investments amounted to $3.9 million at June 30, 2008.
     The Company’s investments in “super senior” residential mortgage-backed securities had a fair value of $102.5 million at June 30, 2008. The Company recorded $32.4 million in declines in fair value considered to be other-than-temporary on such securities in 2008. These “super senior” residential mortgage-backed securities, consisting of nine “Alt A” mortgage securities, have floating interest rates and are rated AAA/Aaa by S&P/Moody’s. “Alt A” securities are residential home loans made to individuals and are not subprime loans. The fair value of each security is provided by pricing services or security dealers. The change in fair value of such securities resulted in a benefit of $5.7 million from March 31, 2008 to June 30, 2008. There has been considerable amount of turmoil in the U.S. housing market in 2007 and 2008, which has led to market declines in such securities. The markets for these types of securities can be illiquid and, therefore, the price obtained on these securities is subject to change, depending upon the underlying market conditions of these securities. The Company seeks to mitigate market risk associated with such investments by maintaining a diversified portfolio of such securities that focuses on high quality investments that limit the concentration of investment in any one issuer.
     Subsequent to June 30, 2008, the estimated market value of the Company’s “super senior” residential mortgage-backed securities, preferred stock and exchange traded financial index shares declined markedly. The Company sold all of its exchange traded financial index shares and half of its position in preferred stock of FNMA and FHLMC. Taking into account the realized losses incurred in connection with those sales, the aggregate value of these securities as of August 5, 2008 declined by approximately $38.8 million pre-tax since June 30, 2008.

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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The Company previously entered into reinsurance contracts with a reinsurer that is now in liquidation. On October 23, 2003, the Company was served with a Notice to Defend and a Complaint by the Insurance Commissioner of the Commonwealth of Pennsylvania, who is the liquidator of this reinsurer, alleging that approximately $3 million in reinsurance claims paid to the Company in 2000 and 2001 by the reinsurer are voidable preferences and are therefore subject to recovery by the liquidator. The claim was subsequently revised by the liquidator to approximately $2 million. The Company filed Preliminary Objections to Plaintiff’s Complaint, denying that the payments are voidable preferences and asserting affirmative defenses. These Preliminary Objections were overruled on May 24, 2005 and the Company filed its Answer in the proceedings on June 15, 2005. On December 7, 2006 the liquidator filed a motion of summary judgment to which the Company responded on December 19, 2006 by moving for a stay, pending the resolution of a similar case currently pending before the Supreme Court of the Commonwealth of Pennsylvania. As of August 1, 2008 there has been no ruling on the Company’s motion, and no trial date has been set for this matter. The Company intends to defend itself vigorously in connection with this lawsuit and believes it has strong defenses against these claims; however, there can be no assurance as to the outcome of this litigation.
     In the second quarter of 2008, the Company settled disputed reinsurance receivable balances with Equitas, a Lloyd’s of London company established to settle claims for underwriting years 1992 and prior, which resulted in a charge to results of operations on a pre-tax basis of $9.4 million
Item 1A. Risk Factors
     There were no material changes in the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
     The Company held its 2008 annual meeting of shareholders on May 21, 2008. The following matters were voted upon by the Company’s shareholders:
1) Directors. The following persons were elected as Directors of the Board of Directors, each to hold office until the next annual meeting of shareholders to be held in 2008.

	Total votes for	Total votes withheld
	each director	for each director
John R. Anderson	7,920,926	322,516
Glenn Angiolillo	8,062,308	181,134
Ronald Artinian	8,076,286	167,156
John T. Baily	8,057,131	186,311
David E. Hoffman	7,923,701	319,741
A. George Kallop	8,040,867	202,575
William J. Michaelcheck	8,010,729	232,713
William D. Shaw Jr.	7,990,169	253,273
Robert G. Simses	8,007,821	235,621
George R. Trumbull, III	8,007,621	235,821
David W. Young	7,915,749	327,693
2) Amendment to the 2004 Long-Term Incentive Plan.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
3,517,447	3,097,617	883,260	745,350
3) Ratification of Independent Public Accountants. KPMG LLP were ratified as the Company’s independent public accountants for the Company’s fiscal year ending December 31, 2008.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
8,204,786	34,068	4,588	-0-
Item 5. Other Information
     None.

Item 6. Exhibits

3.1	Charter of NYMAGIC, INC. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 16, 2003 (File No. 1-11238) and incorporated herein by reference).

3.2	Amended and Restated By-Laws. (Filed as Exhibit 3.3 of the Registrant’s Current Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-11238) and incorporated herein by reference).

*10.1	Consulting Agreement, effective May 21, 2008 and entered into June 16, 2008, between George R. Trumbull and NYMAGIC, INC.

*10.2	Engagement Agreement, effective May 21, 2008 and entered into July 8, 2008, between Robert G. Simses and NYMAGIC, INC.

*31.1	Certification of A. George Kallop, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of A. George Kallop, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NYMAGIC, INC. (Registrant)
Date: August 7, 2008	/s/ A. George Kallop
A. George Kallop
President and Chief Executive Officer

Date: August 7, 2008	/s/ Thomas J. Iacopelli
Thomas J. Iacopelli
Executive Vice President and Chief Financial Officer