Form 10-Q
period 2008-09-30
NYMAGIC INC
filed 2008-11-10
CIK 847431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
None
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2008

Common Stock, $1.00 par value per share	8,388,238 shares

FORWARD—LOOKING STATEMENTS
     This report contains certain forward-looking statements concerning the Company’s operations, economic performance and financial condition, including, in particular, the likelihood of the Company’s success in developing and expanding its business. Any forward-looking statements concerning the Company’s operations, economic performance and financial condition contained herein, including statements related to the outlook for the Company’s performance in 2008 and beyond, are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based upon a number of assumptions and estimates which inherently are subject to uncertainties and contingencies, many of which are beyond the control of the Company. Some of these assumptions may not materialize and unanticipated events may occur which could cause actual results to differ materially from such statements. These include, but are not limited to, the cyclical nature of the insurance and reinsurance industry, premium rates, investment results, hedge fund results, the estimation of loss reserves and loss reserve development, uncertainties associated with asbestos and environmental claims, including difficulties with assessing latent injuries and the impact of litigation settlements, bankruptcies and potential legislation, the uncertainty surrounding the loss amounts related to the attacks of September 11, 2001, and hurricanes Katrina, Rita and Ike, the occurrence and effects of wars and acts of terrorism, net loss retention, the effect of competition, the ability to collect reinsurance receivables and the timing of such collections, the availability and cost of reinsurance, the possibility that the outcome of any litigation or arbitration proceeding is unfavorable, the ability to pay dividends, regulatory changes, changes in the ratings assigned to the Company by rating agencies, failure to retain key personnel, the possibility that our relationship with Mariner Partners, Inc. could terminate or change, and the fact that ownership of our common stock is concentrated among a few major stockholders and is subject to the voting agreement, as well as assumptions underlying any of the foregoing and are generally expressed with words such as “intends,” “intend,” “intended,” “believes,” “estimates,” “expects,” “anticipates,” “plans,” “projects,” “forecasts,” “goals,” “could have,” “may have” and similar expressions. These risks could cause actual results for the 2008 year and beyond to differ materially from those expressed in any forward-looking statements made. The Company undertakes no obligation to update publicly or revise any forward-looking statements made.

NYMAGIC, INC.
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NYMAGIC, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Investments:
Fixed maturities:
Available for sale at fair value (amortized cost $209,486,444 and $162,579,526)	$204,183,224	$162,890,600
Trading at fair value (amortized cost $24,803,785 and $80,671,102)	21,868,553	78,537,285
Equity securities trading at fair value (cost $34,825,150 and $65,001,440)	26,137,700	66,325,265
Commercial loans at fair value (amortized cost $10,399,806 and $0)	7,106,831	—
Limited partnerships at equity (cost $129,900,341 and $148,915,402)	159,099,672	188,295,547
Short-term investments	165,000	165,000
Cash and cash equivalents	136,798,392	204,913,343

Total cash and investments	555,359,372	701,127,040

Accrued investment income	2,538,297	2,590,664
Premiums and other receivables, net	47,662,985	26,275,077
Receivable for securities sold	16,009,023	22,885,923
Reinsurance receivables on unpaid losses, net	221,085,145	250,129,540
Reinsurance receivables on paid losses, net	34,784,168	38,804,022
Deferred policy acquisition costs	16,393,392	14,989,585
Prepaid reinsurance premiums	22,726,440	21,749,663
Deferred income taxes	34,596,270	14,443,675
Property, improvements and equipment, net	8,962,669	4,816,836
Other assets	26,445,073	10,164,557

Total assets	$986,562,834	$1,107,976,582

LIABILITIES
Unpaid losses and loss adjustment expenses	$560,737,628	$556,535,344
Reserve for unearned premiums	94,052,461	87,577,497
Ceded reinsurance payable	23,025,063	27,071,178
Notes payable	100,000,000	100,000,000
Payable for securities purchased	4,903,438	28,678,666
Dividends payable	854,889	815,267
Other liabilities	19,757,925	27,853,083

Total liabilities	803,331,404	828,531,035

SHAREHOLDERS’ EQUITY
Common stock	15,722,215	15,672,090
Paid-in capital	49,050,804	47,313,015
Accumulated other comprehensive (loss) income	(3,447,095)	202,196
Retained earnings	209,942,097	296,641,235

	271,268,021	359,828,536
Treasury stock, at cost, 7,333,977 and 6,965,077 shares	(88,036,591)	(80,382,989)

Total shareholders’ equity	183,231,430	279,445,547

Total liabilities and shareholders’ equity	$986,562,834	$1,107,976,582

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Nine months ended September 30,
	2008	2007
Revenues:
Net premiums earned	$128,473,249	$120,794,068
Net investment (loss) income	(47,539,914)	32,093,830
Net realized investment (loss) gains	(46,313,522)	67,293
Commission and other income	107,792	667,348

Total revenues	34,727,605	153,622,539

Expenses:
Net losses and loss adjustment expenses incurred	90,971,704	64,070,277
Policy acquisition expenses	29,398,298	26,424,875
General and administrative expenses	28,141,458	24,890,199
Interest expense	5,035,860	5,026,155

Total expenses	153,547,320	120,411,506

(Loss) income before income taxes	(118,819,715)	33,211,033
Income tax provision:
Current	(16,064,257)	10,140,597
Deferred	(18,187,590)	1,427,656

Total income tax (benefit) expense	(34,251,847)	11,568,253

Net (loss) income	$(84,567,868)	$21,642,780

Weighted average number of shares of common stock outstanding-basic	8,582,768	8,891,453

Basic (loss) earnings per share	$(9.85)	$2.43

Weighted average number of shares of common stock outstanding-diluted	8,582,768	9,227,256

Diluted (loss) earnings per share	$(9.85)	$2.35

Dividends declared per share	$.24	$.24

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended September 30,
	2008	2007
Revenues:
Net premiums earned	$40,476,732	$44,459,781
Net investment (loss) income	(39,434,923)	4,496,750
Net realized investment (loss) gains	(14,963,262)	(203,851)
Commission and other (loss) income	(31,646)	210,451

Total revenues	(13,953,099)	48,963,131

Expenses:
Net losses and loss adjustment expenses incurred	28,080,754	23,738,609
Policy acquisition expenses	10,053,153	9,487,472
General and administrative expenses	9,703,807	8,310,106
Interest expense	1,679,549	1,676,093

Total expenses	49,517,263	43,212,280

(Loss) income before income taxes	(63,470,362)	5,750,851
Income tax provision:
Current	(14,631,113)	2,995,835
Deferred	1,234,346	(1,043,529)

Total income tax (benefit) expense	(13,396,767)	1,952,306

Net (loss) income	$(50,073,595)	$3,798,545

Weighted average number of shares of common stock outstanding-basic	8,405,619	8,916,924

Basic (loss) earnings per share	$(5.96)	$.43

Weighted average number of shares of common stock outstanding-diluted	8,405,619	9,202,931

Diluted (loss) earnings per share	$(5.96)	$.41

Dividends declared per share	$.08	$.08

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows used in operating activities:
Net (loss) income	$(84,567,868)	$21,642,780
Adjustments to reconcile net income to net cash used in operating activities:
Provision for deferred taxes	(18,187,590)	1,427,656
Net realized investment losses (gains)	46,313,522	(67,293)
Equity in loss (earnings) of limited partnerships	13,963,661	(14,697,379)
Net bond amortization	148,383	164,872
Depreciation and other, net	873,335	772,940
Changes in:
Premiums and other receivables	(21,387,908)	(10,581,763)
Reinsurance receivables paid and unpaid, net	33,064,249	30,012,496
Ceded reinsurance payable	(4,046,115)	(14,810,698)
Accrued investment income	52,367	(267,754)
Deferred policy acquisition costs	(1,403,807)	(3,869,689)
Prepaid reinsurance premiums	(976,777)	5,506,186
Other assets	(16,280,516)	(639,141)
Unpaid losses and loss adjustment expenses	4,202,284	(20,095,269)
Reserve for unearned premiums	6,474,964	5,548,379
Other liabilities	(6,183,971)	(7,557,083)
Commercial loan activities	1,206,886	—
Trading portfolio activities	59,832,465	(45,355,573)
Total adjustments	97,665,432	(74,509,113)

Net cash provided by (used in) operating activities	13,097,564	(52,866,333)

Cash flows from investing activities:
Fixed maturities acquired	(159,465,753)	(23,946,795)
Limited partnerships acquired	(44,859,990)	(35,625,000)
Fixed maturities sold	66,128,377	147,164,958
Limited partnerships sold	60,092,204	26,074,607
Net sale of short-term investments	—	111,200,055
Receivable for securities not yet settled	6,876,900	12,352,877
Payable for securities not yet settled	4,903,438	—
Acquisition of property and equipment, net	(5,019,168)	(558,398)

Net cash (used in) provided by investing activities	(71,343,992)	236,662,304

Cash flows from financing activities:
Proceeds from stock issuance and other	1,787,914	3,149,994
Cash dividends paid to stockholders	(2,091,648)	(2,131,323)
Net purchase of treasury stock	(7,653,602)	—
Payable for treasury stock purchased and not yet settled	(1,911,187)	—

Net cash (used in) provided by financing activities	(9,868,523)	1,018,671

Net (decrease) increase in cash	(68,114,951)	184,814,642
Cash and cash equivalents at beginning of period	204,913,343	18,379,401

Cash and cash equivalents at end of period	$136,798,392	$203,194,043

Supplemental disclosures:
Interest paid	$6,500,055	$6,500,537
Federal income tax paid	$—	$11,129,482
The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2008 and 2007
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
In February 2007, the FASB issued Statement of Financial Accounting No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“ SFAS 159”) which provides for an irrevocable option to report selected financial assets and liabilities at fair value with changes in fair value recorded in earnings. The option is applied, on a contract-by-contract basis, to an entire contract and not only to specific risks, specific cash flows or other portions of that contract. Upfront costs and fees related to a contract for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company elected the fair value option for approximately $8.3 million in commercial loans upon its adoption of SFAS 159 effective January 1, 2008. At December 31, 2007, the commercial loan balance of $8.3 million was carried at fair value, which was lower than amortized cost, and included in its trading portfolio, which was consistent with its overall investment strategy. The adoption of SFAS 159 did not have an impact on the Company’s results of operations, financial position or liquidity. The Company utilized the fair value election under SFAS 159 for approximately $10.3 million of commercial loan purchases during the nine months ended September 30, 2008. The Company has recorded net losses in fair value of $1.6 million on these investments for the nine months ended September 31, 2008. The changes in the fair value of these debt instruments are recorded in investment income.
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
On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157, Fair Value Measurements, in a market that is not active, and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective October 10, 2008, and for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”). However, the disclosure provisions in SFAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The adoption of FSP FAS 157-3 in the third quarter did not have a material effect on its results of operations, financial position or liquidity.

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2008 and 2007
(1) Basis of Presentation and Accounting Policies (continued):
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
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities and specifically requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The provisions of SFAS 161 are effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company has not yet determined the impact on its disclosures, if any, of adopting SFAS 161.
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
On June 16, 2008, the FASB issued FSP Emerging Issues Task Force Issues No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. The Company has not yet determined the estimated impact on earnings per share calculations, if any, of adopting EITF 03-6-1.

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2008 and 2007
(2) Investments:
A summary of the Company’s investment components at September 30, 2008 and December 31, 2007 is presented below:

	September 30, 2008	Percent	December 31, 2007	Percent
Fixed maturities available for sale (fair value):
U.S. Treasury securities	$39,542,886	7.12%	$14,335,541	2.04%
Municipal obligations	91,879,675	16.54%	7,810,318	1.11%
Corporate securities	10,475,605	1.89%	5,853,942	0.83%
Mortgage-backed securities	62,285,058	11.22%	134,890,799	19.25%

Total fixed maturities available for sale	$204,183,224	36.77%	$162,890,600	23.23%

Fixed maturities trading (fair value):
Municipal obligations	$21,868,553	3.94%	$70,243,560	10.02%
Commercial middle market debt(1)	—	—	8,293,725	1.18%

Total fixed maturities trading	$21,868,553	3.94%	$78,537,285	11.20%

Total fixed maturities	$226,051,777	40.71%	$241,427,885	34.43%
Equity securities trading (fair value):
Preferred stock	$26,137,700	4.71%	$66,325,265	9.46%

Total equity securities	$26,137,700	4.71%	$66,325,265	9.46%

Cash and short-term investments	136,963,392	24.66%	205,078,343	29.25%

Total fixed maturities, equity securities, cash and short-term investments	$389,152,869	70.08%	$512,831,493	73.14%

Commercial loans (fair value)(1)	7,106,831	1.28%	—	—
Limited partnership hedge funds (equity)	159,099,672	28.64%	188,295,547	26.86%

Total investment portfolio	$555,359,372	100.00%	$701,127,040	100.00%
As of September 30, 2008, 98% of the fair value of the Company’s fixed income and short-term investment portfolios were considered investment grade. As of September 30, 2008, the Company invested approximately $7.1 million in fixed maturities that were below investment grade.

(1)	See Note 1 discussion under “Adoption of new accounting pronouncements” caption

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2008 and 2007
(2) Investments (continued):
Details of the mortgage-backed securities portfolio as of September 30, 2008 are presented below:

			Average	Average
			Underlying	FICO	Average	Average
			Loan to	Credit	Delinquency	Subordination	S&P	Moody’s
Security description	Issue date	Fair value	Value % (1)	Score (1)	Rate (2)	Level (2)	Rating	Rating
American Home Mortgage Assets	7/1/2006	$12,230,212	85.4	704	23.2	45.2	AAA	Aaa
Countrywide Alt Loan Trust A1	11/1/2005	8,084,371	82.0	697	30.3	49.9	AAA	Aaa
Countrywide Alternative Loan Trust	12/1/2005	8,085,700	82.6	700	33.1	50.9	AAA	Aaa
Residential Accredit Loans, Inc.	10/28/2005	8,071,974	81.9	705	25.3	49.5	AAA	Aaa
Washington Mutual	12/21/2005	6,874,409	75.4	715	12.8	47.2	AAA	Aaa
Washington Mutual	7/1/2006	9,362,874	75.7	730	10.9	27.4	AAA	Aaa
Washington Mutual 2006-AR13 1A	9/1/2006	9,575,518	76.3	728	12.6	28.1	AAA	Aaa

		$62,285,058

(1)	At issue date, for the remaining mortgages in the tranche

(2)	Most recent data available
The Company has investments in “super senior” residential mortgage-backed securities, consisting of seven “Alt A” mortgage securities, which have floating interest rates and are rated AAA/Aaa by S&P/Moody’s. “Alt A” securities are residential home loans made to individuals that maintain credit scores similar to those individuals receiving prime loans, but provide less than full documentation required for a prime loan. The fair value of each security is provided by pricing services or security dealers. There has been considerable amount of turmoil in the U.S. housing market in 2007 and 2008, which has led to market declines in such securities. The markets for these types of securities can be illiquid and, therefore, the price obtained for these securities is subject to change, depending upon underlying market conditions. The Company may be subject to a large degree of variability in pricing on such securities that can have a material effect on its results of operations and financial position. The Company carries such securities in the available for sale category for investments. The Company has transferred these holdings to the held to maturity classification effective October 1, 2008 and will use the fair value of these securities on such date as its adjusted cost basis. The Company has both the intent and the ability to hold such securities until maturity. Any unrealized losses have been recorded in the statements of income.

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2008 and 2007
(2) Investments (continued):
The gross unrealized gains and losses on fixed maturities available for sale at September 30, 2008 and December 31, 2007 are as follows:

	2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Fixed maturities available for sale:

U.S. Treasury securities	$38,741,458	$811,474	$(10,046)	$39,542,886
Municipal obligations	97,720,480	10,074	(5,850,879)	91,879,675
Corporate securities	10,739,450	24,980	(288,825)	10,475,605
Mortgage-backed securities	62,285,058	—	—	62,285,058

Totals	$209,486,444	$846,528	$(6,149,750)	$204,183,224

	2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Fixed maturities available for sale:

U.S. Treasury securities	$13,938,993	$408,146	$(11,598)	$14,335,541
Municipal obligations	7,792,131	18,187	—	7,810,318
Corporate securities	5,957,603	59,441	(163,102)	5,853,942
Mortgage-backed securities	134,890,799	—	—	134,890,799

Totals	$162,579,526	$485,774	$(174,700)	$162,890,600

Net investment (loss) income from each major category of investments for the periods indicated is as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Fixed maturities available for sale	$5.6	$11.3	$1.9	$3.1
Trading securities	(37.2)	1.9	(25.8)	0.3
Short-term investments	2.2	6.1	0.7	2.7
Equity in (loss) earnings of limited partnerships	(14.0)	14.7	(14.6)	(1.2)
Commercial loans	(0.7)	—	(0.4)	—

Total investment (loss) income	(44.1)	34.0	(38.2)	4.9
Investment expenses	(3.4)	(1.9)	(1.2)	(0.4)

Net investment (loss) income	$(47.5)	$32.1	$(39.4)	$4.5

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2008 and 2007
(2) Investments (continued):
The Company entered into a short position on U.S. Treasury securities as a means of hedging the fair value risk of the municipal bonds in its trading portfolio. This transaction was settled in the third quarter of 2008. The fair value of the hedge contracts were recorded as a reduction of $1.1 million for the nine months ended September 30, 2008 and was net of a gain of $0.6 million for the three months ended September 30, 2008 in trading portfolio income.
Proceeds from sales of investments in fixed maturities held for sale for the nine months ended September 30, 2008 and 2007 were $66.1 million and $147.1 million, respectively. Gross gains of $48,000 and $0.1 million and gross losses of $11.5 million and $0.2 million were realized on those sales for the nine months ended September 30, 2008 and 2007, respectively. Realized losses include write-downs from other-than-temporary declines in the fair value of securities available for sale amounting to $46.0 million and $13,800 for the nine months ended September 30, 2008 and 2007, respectively. Write-downs from other-than-temporary declines in the fair value of securities available for sale amounted to $13.6 million and $5,500 for the three months ended September 30, 2008 and 2007, respectively. The write down in 2008 was primarily attributable to the decline in the fair value of “super senior” residential mortgage-backed securities held by the Company. These securities are rated AAA by S&P, are collateralized by pools of “Alt A” mortgages, and receive priority payments from these pools. “Alt A” mortgages are residential home loans made to individuals and are not sub-prime loans. The Company has collected all applicable interest and principal repayments on such securities to date. The Company collected approximately $8.5 million in principal repayments on these securities in the nine months ended September 30, 2008, which resulted in approximately $1.2 million in realized investment gains as a result of the recapture of previous write-downs of investment balances. Management believes the decline in fair value generally reflects the sales of such securities by large institutions and the lack of liquidity in the market. The decision to write down such securities through September 30, 2008 was based upon the likelihood that the securities may not be held until the fair value decline is recovered. Contributing to management’s decision was the uncertainty of the duration of declines in the residential mortgage-backed market. However, management has reconsidered the classification of these securities as of October 1 as a result of the Company’s desire to hold such securities for its duration. Accordingly, the Company has transferred these holdings to the held to maturity classification effective October 1, 2008 and will use the fair value of these securities on such date as its adjusted cost basis. The Company has both the intent and the ability to hold such securities until maturity.
(3) Fair Value Measurements:
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
Level 1—Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These prices generally provide the most reliable evidence and are used to measure fair value whenever available. Active markets are defined as having the following for the measured asset/liability: i) many transactions, ii) current prices, iii) price quotes not varying substantially among market makers, iv) narrow bid/ask spreads and v) most information publicly available.
The Company’s Level 1 assets and liabilities primarily include exchange traded equity securities as well as certain U.S. Treasury securities that are highly liquid and traded in an active exchange market.
The Company uses the quoted market prices as fair value for assets and liabilities classified as level 1. The Company receives quoted market prices from a third party, a nationally recognized pricing service. Prices are obtained from readily available sources for market transactions involving identical assets or liabilities. Prices from services are validated by the Company by back testing to trade data to confirm that the pricing service’s significant inputs are observable. The Company also compares the prices received from the third party service to alternate third party sources to validate the consistency of the prices received on securities.

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2008 and 2007
(3) Fair Value Measurements (continued):
Level 2—Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities and other market observable inputs (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.).
The Company’s Level 2 assets and liabilities include municipal debt obligations, corporate debt securities and commercial loans.
The Company generally obtains valuations from third party pricing services and/or security dealers for identical or comparable assets or liabilities by obtaining non-binding broker quotes (when pricing service information is not available) in order to determine an estimate of fair value. The Company bases all of its estimates of fair value for assets or liabilities on the bid price as it represents what a third party market participant would be willing to pay in an arm’s length transaction. Prices from pricing services are validated by the Company through comparison to internal pricing information and are validated by back testing to trade data to confirm that the pricing service’s significant inputs are observable. Under certain conditions, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity in which case it may choose to adjust the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. In such cases, those valuations would be generally classified as Level 3. The Company utilizes a pricing service for its municipal debt obligations, commercial loan investments and corporate debt securities. As a result of the low level of trades of these securities, their markets tend to be inactive. The Company considers such investments in the level 2 category. As of September 30, 2008 the Company chose not to adjust prices received from the independent pricing services for investments categorized as Level 2.
Level 3—Fair value is based on at least one or more significant unobservable inputs that are supported by little or no market activity for the asset or liability. These inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability.
The Company’s Level 3 assets and liabilities include its residential mortgage-backed securities (“RMBS”), as they are illiquid securities that trade in inactive markets. These markets are considered inactive as a result of the low level of trades of such investments.
Prices are determined using valuation methodologies such as discounted cash flow models and other similar techniques or prices may be based upon non-binding quotes from brokers or other market-makers that are reviewed for reasonableness, based on the Company’s understanding of the market. As of September 30, 2008, the Company utilized broker quotes, custodian prices and prices obtained from the investment manager to determine the fair value of the RMBS investments. The prices obtained for the RMBS investments are based upon recent sales of similar securities. Because the RMBS portfolio pricing is complex and has many different variables affecting price including, delinquency rate, severity rate, loan to value ratios, vintage year, discount rate, subordination levels, prepayment speeds, etc., the price of such securities will differ by broker depending on the weight given to the various inputs. While many of the inputs utilized in pricing are observable, some inputs are unobservable and the weight given these unobservable inputs will vary depending upon the broker. During periods of market dislocation, such as the unprecedented current market conditions, it is increasingly difficult to value RMBS investments, because trading becomes less frequent and/or market data becomes less observable. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods that are more complex. For example, prepayment speeds and severity rates have become increasingly stressed by brokers due to market uncertainty regarding RMBS. These inputs are used in pricing models to assist the broker in determining a current price for these investments. As such, because the underlying broker quote may rely significantly upon unobservable inputs, the Company considers such investments in the level 3 category. After considering all of the relevant information at September 30, 2008, the Company did not adjust any price received from the Company’s custodian for these RMBS investments. The company also reviews recent sales of RMBS instruments in connection with the prices previously provided by the custodian to ensure the price obtained from the custodian is reasonable. In the third quarter of 2008, two RMBS instruments were sold at prices that were consistent with the range of prices received from various pricing sources.

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2008 and 2007
(3) Fair Value Measurements (continued):
The following are the major categories of assets measured at fair value on a recurring basis during the nine months ended September 30, 2008, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1:
	Quoted
	Prices in	Level 2:
	Active	Significant	Level 3:
	Markets for	Other	Significant	Total at
	Identical	Observable	Unobservable	September 30,
	Assets	Inputs	Inputs	2008
Fixed maturities available for sale	$39,542,886	$102,355,280	$62,285,058	$204,183,224
Fixed maturities trading	—	21,868,553	—	21,868,553
Equity securities trading	26,137,700	—	—	26,137,700
Commercial loans	—	7,106,831	—	7,106,831

Total	$65,680,586	$131,330,664	$62,285,058	$259,296,308

The securities classified as Level 3 in the above table consist of residential mortgage-backed securities, rated “AAA” by Standard and Poor’s (“S&P”) and “Aaa” by Moody’s Investors Service (“Moody’s”), with unobservable inputs included in the Company’s fixed maturities portfolio for which price quotes from brokers were used to indicate fair value.
The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs during the three and nine months ended September 30, 2008:

	Nine Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2008	2008
Beginning balance	$—	$—

Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	—	—
Included in other comprehensive income	—	—

Purchases, sales, paydowns and amortization	—	—

Transfers from Level 3	—	—
Transfers to Level 3	62,285,058	62,285,058

Ending balance	$62,285,058	$62,285,058

The $62 million transfer into level 3 was effective September 30, 2008 and resulted from seven securities being priced with both observable and unobservable inputs that in prior periods were included in level 2 using observable inputs. The price as of September 30, 2008 reflected an increased weighting towards unobservable inputs. There were no unrealized gains or losses on the transferred securities as of September 30, 2008. Net realized investment losses on such securities for the nine months ended September 30, 2008 were $49.9 million.
The Company elected the fair value option for approximately $8.3 million in commercial loans upon its adoption of SFAS 159 effective January 1, 2008. At December 31, 2007, the commercial loan balance of $8.3 million was carried at fair value, which was lower than amortized cost, and included in its trading portfolio, which was consistent with its overall investment strategy. The adoption of SFAS 159 did not have an impact on the Company’s results of operations, financial position or liquidity. The Company utilized the fair value election under SFAS 159 for all of its $10.3 million of commercial loan purchases during the first nine months of 2008. Management believes that the use of the fair value option to record commercial loan purchases is consistent with its trading objective for such investments. As such, the entire commercial loan portfolio of $7.1 million at September 30, 2008 was recorded at fair value. The amortized cost of the commercial loan portfolio at September 30, 2008 was $10.4 million. All loans are current with respect to interest payments.

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2008 and 2007
(3) Fair Value Measurements (continued):
The changes in the fair value of these debt instruments were recorded in investment income. Investment income for the nine months ended September 30, 2008 reflected realized losses from repayments of $52,039, unrealized losses from fair value changes of $1,604,201 and interest income earned of $988,563.
(4) Income Taxes:
The Company files tax returns subject to the tax regulations of federal, state and local tax authorities. A tax benefit taken in the tax return but not in the financial statements is known as an ‘unrecognized tax benefit.’ The Company had no unrecognized tax benefits at either September 30, 2008 or September 30, 2007. The Company’s policy is to record interest and penalties related to unrecognized tax benefits to income tax expense. The Company did not incur any interest or penalties related to unrecognized tax benefits for the nine-month periods ended September 30, 2008 and 2007.
The Company is subject to federal, state and local examinations by tax authorities for tax year 2005 and subsequent. The Company had federal, state and local deferred tax assets amounting to potential future tax benefits of approximately $34.6 million and $14.4 million at September 30, 2008 and December 31, 2007, respectively. In 2008, the Company has recorded a valuation allowance of $9.5 million with respect to the uncertainty in the realization of capital loss carryforwards. The Company considered various tax planning strategies to support the recoverability of existing deferred income taxes for capital loss carryforwards. This included an analysis of the timing and availability of unrealized positions in the fixed income maturity portfolio. Management believes the deferred tax asset, net of the recorded valuation allowance account, as of September 30, 2008 will more-likely-than-not be fully realized.
(5) Comprehensive Income:
The Company’s comparative comprehensive income is as follows:

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net (loss) income	$(84,568)	$21,643	$(50,074)	$3,799
Other comprehensive loss, net of deferred taxes:
Unrealized holding (losses) gains on securities, net of deferred tax (benefit) expense of $(18,175), $(1,197), $(9,183) and $(1,213)	(33,753)	(2,224)	(17,054)	(2,253)
Less: reclassification adjustment for (losses) gains realized in net income, net of tax (benefit) expense of $(16,210), $24, $(5,237) and $(71)	(30,104)	44	(9,726)	(133)

Other comprehensive loss	(3,649)	(2,268)	(7,328)	(2,120)

Comprehensive (loss) income	$(88,217)	$19,375	$(57,402)	$1,679

(6) Common Stock Repurchase Plan:
Under the Common Stock Repurchase Plan, the Company may purchase up to $55 million of the Company’s issued and outstanding shares of common stock on the open market. This plan was subsequently amended in March of 2008 to increase the limit to $75 million. During the first nine months of 2008, there were 368,900 shares repurchased at a total cost of approximately $7.7 million. There were no repurchases of the Company’s common stock during the first nine months of 2007.

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2008 and 2007
(7) Earnings per share:
Reconciliations of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for each of the periods reported herein are presented below:

	Nine months ended September 30,
	2008			2007
		Weighted			Weighted
		Average			Average
	Net	Shares		Net	Shares
	Loss	Outstanding	Per	Income	Outstanding	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
	(In thousands, except for per share data)
Basic EPS	$(84,568)	8,583	$(9.85)	$21,643	8,891	$2.43
Effect of dilutive securities:
Equity awards and purchased options	—	—	—	—	336	$(.08)

Diluted EPS	$(84,568)	8,583	$(9.85)	$21,643	9,227	$2.35

	Three months ended September 30,
	2008			2007
		Weighted			Weighted
		Average			Average
	Net	Shares		Net	Shares
	Loss	Outstanding	Per	Income	Outstanding	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
	(In thousands, except for per share data)
Basic EPS	$(50,074)	8,406	$(5.96)	$3,799	8,917	$.43
Effect of dilutive securities:
Equity awards and purchased options	—	—	—	—	286	$(.02)

Diluted EPS	$(50,074)	8,406	$(5.96)	$3,799	9,203	$.41
(8) Share Based Incentive Compensation Plans:
The Company maintains three share-based incentive compensation plans (the “Plans”) for employees and directors. A presentation of awards granted under the Plans at September 30, 2008 follows:
2004 Long-Term Incentive Plan:

		Weighted
		Average
		Grant Date
		Fair Value Per	Aggregate Fair
Restricted Share Units	Number of Shares	Share	Value

Outstanding, end of period	224,450	$26.84	$5,667,363

Nonvested, end of period	144,900	$27.21	$3,658,725

As of September 30, 2008, there was approximately $3,347,000 of unrecognized compensation cost related to restricted share units, which is expected to be recognized over a remaining weighted-average vesting period of 1.5 years.

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2008 and 2007
(8) Share Based Incentive Compensation Plans (continued):
2004 Long-Term Incentive Plan (continued):

		Weighted
		Average
		Grant Date
		Fair Value Per	Aggregate Fair
Deferred Share Units	Number of Shares	Share	Value

Outstanding, end of period	41,283	$26.32	$1,042,393

1991 and 2002 Stock Option Plans:

			Weighted
		Weighted	Average
		Average	Contractual
		Exercise Price	Life	Aggregate Intrinsic
Shares Under Option	Number of Shares	Per Share	Remaining	Value

Outstanding, end of period	185,950	$16.48	4.6 years	$1,638,742

Exercisable, end of period	165,950	$15.71	4.0 years	$1,590,142

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
For the nine months ended September 30, 2008, the Company recorded compensation based on the pro-rata portion of the performance units anticipated to vest, assuming the attainment of the minimum required gross written premiums threshold and satisfaction of the total loss ratio requirement for the current requisite service period. This would result in a total of 6,000 units at a total compensation cost of $138,840, which will be recognized over the attribution period estimated to end at the first vesting date, which is December 31, 2009.
The total compensation cost recognized in results of operations for all share-based incentive compensation awards was approximately $1,803,000 and $1,799,000 for the nine months ended September 30, 2008 and 2007, respectively. The related tax benefit recognized in results of operations was approximately $631,000 and $630,000 for the nine months ended September 30, 2008 and 2007, respectively.

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2008 and 2007
(9) Nature of Business and Segment Information:
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
The financial information by segment is as follows:

	Nine months ended September 30,
		2008			2007
	(in thousands)
			Income			Income
	Revenues		(Loss)	Revenues		(Loss)

Ocean marine	$51,468		$19,920	$54,893		$20,072
Inland marine/fire	4,590		(952)	5,084		106
Other liability	72,432		(10,227)	60,931		12,321
Runoff lines (Aircraft)	19		(603)	62		(2,024)

Subtotal	128,509		8,138	120,970		30,475

Net investment (loss) income	(47,540)		(47,540)	32,094		32,094
Net realized investment (loss) gains	(46,314)		(46,314)	67		67
Other income	73		73	491		491
General and administrative expenses	—		(28,141)	—		(24,890)
Interest expense	—		(5,036)	—		(5,026)
Income tax benefit (expense)	—		34,252	—		(11,568)

Total	$34,728		$(84,568)	$153,622		$21,643

	Three months ended September 30,
		2008			2007
	(in thousands)
			Income			Income
	Revenues		(Loss)	Revenues		(Loss)

Ocean marine	$15,291		$4,286	$19,963		$9,141
Inland marine/fire	1,390		(2,319)	1,872		331
Other liability	23,864		636	22,723		2,850
Runoff lines (Aircraft)	(77)		(270)	(22)		(1,012)

Subtotal	40,468		2,333	44,536		11,310

Net investment (loss) income	(39,435)		(39,435)	4,497		4,497
Net realized investment (loss) gains	(14,963)		(14,963)	(204)		(204)
Other income	(22)		(22)	134		134
General and administrative expenses	—		(9,704)	—		(8,310)
Interest expense	—		(1,680)	—		(1,676)
Income tax benefit (expense)	—		13,397	—		(1,952)

Total	$(13,952)		$(50,074)	$48,963		$3,799

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2008 and 2007
(10) Related Party Transactions:
The Company entered into an investment management agreement with Mariner Partners, Inc. (“Mariner”) effective October 1, 2002, which was amended and restated on December 6, 2002. Under the terms of this agreement, Mariner manages the Company’s and its subsidiaries, New York Marine And General Insurance Company’s and Gotham Insurance Company’s investment portfolios. Fees to be paid to Mariner are based on a percentage of the investment portfolios as follows: .20% of liquid assets, .30% of fixed maturity investments and 1.25% of limited partnership (hedge fund) and equity security investments. Another of the Company’s subsidiaries, Southwest Marine and General Insurance Company, entered into an investment management agreement, the substantive terms of which are identical to those set forth above, with a subsidiary of Mariner, Mariner Investment Group, Inc. (“Mariner Group”) effective March 1, 2007. William J. Michaelcheck, a Director of the Company, is the Chairman and the beneficial owner of a substantial number of shares of Mariner. George R. Trumbull, a Director of the Company, A. George Kallop, a Director and the President and Chief Executive Officer of the Company, and William D. Shaw, Jr., Vice Chairman and a Director of the Company, are also associated with Mariner. Investment fees incurred under the agreements with Mariner were $2,341,012 and $2,163,385 for the nine months ended September 30, 2008 and 2007, respectively.
On April 4, 2008, the Company renewed its consulting agreement (the “Shaw Consulting Agreement”), effective January 1, 2008, with William D. Shaw, Jr., a member of the Company’s Board of Directors and Vice Chairman, pursuant to which Mr. Shaw will provide certain consulting services to the Company relating to the Company’s asset management strategy including (i) participate in meetings with rating agencies; (ii) participate in meetings with research analysts; and (iii) certain other investor relations services. Mr. Shaw’s compensation under the Consulting Agreement is $100,000 per year, payable in four equal quarterly payments of $25,000. From January 1, 2008 through September 30, 2008, he has been paid $75,000 under the Shaw Consulting Agreement. This compares to $75,000 paid in the first nine months of 2007 relating to a similar consulting agreement. The Company is also obligated to reimburse Mr. Shaw for all reasonable and necessary expenses incurred in connection with the services he provides under the Shaw Consulting Agreement. Unless extended by mutual agreement, the Shaw Consulting Agreement terminates on December 31, 2008. The Shaw Consulting Agreement is also subject to termination by Mr. Shaw or the Company on 30 days prior notice. In addition, the Company may also pay Mr. Shaw a bonus at the discretion of the Human Resources Committee of the Company’s Board of Directors upon the recommendation of the Company’s Chairman. The bonus may be paid up to a maximum amount of $100,000. On March 1, 2007, the Company awarded Mr. Shaw a $25,000 cash bonus and 1,000 shares of common stock with a fair value of $39,410 for his consulting contributions in 2006. Mr. Shaw was not awarded a bonus for 2007. The Shaw Consulting Agreement was previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
On May 21, 2008, George R. Trumbull stepped down as Chairman of the Board of Directors. Effective as of that date, the Company entered into a consulting agreement with Mr. Trumbull, pursuant to which the Trumbull Employment Agreement, which was previously filed as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, was novated and the vesting of 5,000 restricted share units granted to Mr. Trumbull on January 1, 2008, was accelerated to May 21, 2008.
The Company entered into the consulting agreement with Mr. Trumbull, a member of the Company’s Board of Directors, on June 16, 2008 (the “Trumbull Consulting Agreement”), which was made effective as of May 21, 2008. Pursuant to the terms of this agreement, Mr. Trumbull will perform consulting services in the form of providing assistance to the Company’s Chairman of the Board of Directors as he may request in connection with Board matters and to the President and Chief Executive Officer of the Company as he may request in connection with various issues that may arise in the Company’s operating and risk bearing subsidiaries. Mr. Trumbull’s compensation under the Trumbull Consulting Agreement is $100,000 per year, payable in four equal quarterly payments of $25,000 each, the first of which shall be paid on August 21, 2008. From January 1, 2008 through September 30, 2008, he has been paid $25,000 under the Trumbull Consulting Agreement. The Company is also obligated to reimburse Mr. Trumbull for all reasonable and necessary expenses incurred in connection with the services he provides under the Trumbull Consulting Agreement. Unless extended by mutual agreement, the Trumbull Consulting Agreement terminates on May 21, 2009. The Trumbull Consulting Agreement is also subject to termination by Mr. Trumbull or the Company on 30 days prior notice. The Company may terminate the Trumbull Consulting Agreement at any time in the event Mr. Trumbull ceases to be a member of the Company’s Board of Directors. The agreement automatically terminates immediately upon the merger or consolidation of the Company into another corporation; the sale of all or substantially all of its assets; its dissolution and/or liquidation; or, the death of Mr. Trumbull. The Trumbull Consulting Agreement was previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2008 and 2007
(10) Related Party Transactions (continued):
On July 8, 2008, the Company entered into a three-year engagement agreement with Robert G. Simses, the Company’s current Chairman of the Board of Directors (the “Simses Engagement Agreement”), effective May 21, 2008 through May 21, 2011. Under the terms of the Simses Engagement Agreement, Mr. Simses is entitled to an annual retainer, payable quarterly, beginning on August 21, 2008, of not less than $150,000, subject to review for increase at the discretion of the Human Resource Committee of the Board of Directors. From January 1, 2008 through September 30, 2008, he has been paid $37,500 under the Simses Engagement Agreement. Mr. Simses is also entitled to receive a grant of 30,000 restricted share units as of the effective date of the agreement. These shares will vest ratably over the term of the agreement, beginning on May 21, 2009. The Simses Engagement Agreement also provides for reimbursement of reasonable expenses incurred in the performance of Mr. Simses’ duties, and includes provisions governing termination for death, disability, cause, without cause and change of control, which includes payment through the end of the term of the agreement and accelerated vesting of stock unit grants in the event of his termination without cause, for good cause or upon a change of control. The Simses Engagement Agreement was previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
In 2003, the Company acquired an interest in substantially all of a limited partnership hedge fund, Mariner Tiptree (CDO) Fund I, L.P. (“Tiptree”), subsequently known as Tricadia CDO Fund, L.P. (“Tricadia”) and now known as Altrion Capital, L.P. (“Altrion”), that invests in collateralized debt obligations (“CDO”) securities, Credit Related Structured Product (“CRS”) securities and other structured product securities that are structured, managed or advised by a company affiliated with Mariner. In 2003, the Company made an investment of $11.0 million in Tiptree. Additional investments of $4.65 million, $2.7 million and $6.25 million were made in 2004, in 2005 and on April 27, 2007, respectively. The Company was previously committed to providing an additional $15.4 million, or a total of approximately $40 million, in capital to Tiptree by August 1, 2008. Tricadia, however, waived its right to require the Company to contribute its additional capital commitment of $15.4 million and accordingly, the Company’s obligation to make such capital contribution has expired. In addition, the Company withdrew $10 million of its capital from Altrion during July 2008.
On August 18, 2006, the Company entered into an Amended and Restated Limited Partnership Agreement of Tricadia, effective as of August 1, 2006, with Tricadia Capital, LLC, the general partner, and the limited partners named therein (the “Amended Agreement”) to amend and restate the Limited Partnership Agreement of Mariner Tiptree (CDO) Fund I, L.P. entered into in 2003 (the “Original Agreement”). The Amended Agreement changed the name of the partnership, amended and restated in its entirety the Original Agreement and provides for the continuation of the partnership under applicable law upon the terms and conditions of the Amended Agreement. The Amended Agreement, among other items, substantially changed the fee income structure as well as provides for the potential conversion of limited partnership interests to equity interests. Under the provisions of both the Original and the Amended Agreement, the Mariner affiliate is entitled to 50% of the net profit realized upon the sale of certain investments held by the Company. Tricadia amended its charter in June 2008 and changed its name to Altrion Capital, L.P.
Investment expenses incurred under the Amended Agreement for the nine months ended September 30, 2008 and 2007 amounted to $844,387 and $(401,511), respectively. These amounts were based upon the fair value of certain investments held as of September 30, 2008 and 2007, respectively, as well as certain investments sold during the nine months ended September 30, 2008 and 2007, respectively. The limited partnership agreements also provide for other fees payable to the manager based upon the operations of the hedge fund. There were no other fees incurred for the nine months ended September 30, 2008 and 2007, respectively. Any withdrawals generally require one-year prior written notice to the hedge fund manager. The Company is the only limited partner in Altrion and reports its investment using the equity method of accounting. The amounts reported in the balance sheet caption “Limited partnerships” related to Altrion at September 30, 2008 and 2007 were $35.5 million and $41.9 million, respectively.
A summary of the GAAP basis information pertaining to Altrion’s financial position and results of operations, as of and for the nine-month periods ended September 30, respectively, for each of the years reported on herein, is presented below:

	2008	2007
	(unaudited)
Total assets	$35,721,310	$43,010,422
Total liabilities	$97,330	$902,130
Total partners’ capital	$35,623,981	$42,108,292
Total revenue	$3,130,760	$8,491,511
Net income	$2,866,020	$7,328,255
As of September 30, 2008, the Company held approximately $76.9 million in limited partnership and limited liability company interests in hedge funds, which are directly or indirectly managed by Mariner.

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2008 and 2007
(11) Legal Proceedings:
The Company previously entered into reinsurance contracts with a reinsurer that is now in liquidation. On October 23, 2003, the Company was served with a Notice to Defend and a Complaint by the Insurance Commissioner of the Commonwealth of Pennsylvania, who is the liquidator of this reinsurer, alleging that approximately $3 million in reinsurance claims paid to the Company in 2000 and 2001 by the reinsurer are voidable preferences and are therefore subject to recovery by the liquidator. The claim was subsequently revised by the liquidator to approximately $2 million. The Company filed Preliminary Objections to Plaintiff’s Complaint, denying that the payments are voidable preferences and asserting affirmative defenses. These Preliminary Objections were overruled on May 24, 2005 and the Company filed its Answer in the proceedings on June 15, 2005. On December 7, 2006 the liquidator filed a motion of summary judgment to which the Company responded on December 19, 2006 by moving for a stay, pending the resolution of a similar case currently pending before the Supreme Court of the Commonwealth of Pennsylvania. As of November 1, 2008, there has been no ruling on the Company’s motion, and no trial date has been set for this matter. The Company intends to defend itself vigorously in connection with this lawsuit, and the Company believes it has strong defenses against these claims; however, there can be no assurance as to the outcome of this litigation.
In the second quarter of 2008, the Company settled disputed reinsurance receivable balances with Equitas, a Lloyd’s of London company established to settle claims for underwriting years 1992 and prior, which resulted in a charge to results of operations on a pre-tax basis of $9.4 million.
The allowance for doubtful accounts for both premiums and reinsurance receivables amounted to $27.2 million and $14.4 million at September 30, 2008 and December 31, 2007, respectively. The increase in the allowance was primarily the result of the aforementioned settlement of disputed balances and the reevaluation of the remaining reserve for doubtful accounts.
(12) Subsequent Events:
The unrealized losses in the Company’s investment portfolio increased by $15 million as of October 31, 2008 compared to September 30, 2008 as a result of the deterioration of market and economic conditions. The Company will continue to analyze any increases in unrealized loss positions, as they may impact future tax planning strategies. However, there may be additional impairments to be recorded against investments, and valuation allowances may need to be provided for the deferred tax asset relating to such unrealized losses at December 31, 2008.
On November 5th 2008, Fitch Ratings downgraded the Company’s rating on its $100 million senior debt 6.5% from BBB- to BB+.

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
     During the nine months ended September 30, 2008, the Company acquired a book of professional liability business oriented to insurance brokers and agents and also formed MMO Agencies, which will focus on generating additional premium growth through a network of general agents with binding authority subject to underwriting criteria established and monitored by MMO.
Results of Operations
     The Company reported a net loss for the third quarter ended September 30, 2008 of $50.1 million, or $5.96 per diluted share, compared to net income of $3.8 million, or $.41 per diluted share, for the third quarter in 2007. The decrease in results of operations for the third quarter of 2008 when compared to the same period in 2007 was primarily attributable to pre-tax losses of $25.8 million in the trading portfolio, losses of $14.6 million from the limited partnership portfolio, other-than-temporary write-downs of $13.6 million from “super senior” residential mortgage-backed securities, deferred tax valuation allowance increase of $9.5 million for capital loss carryforwards and hurricane losses from hurricanes Gustav and Ike of $7.2 million.
     The net loss for the nine months ended September 30, 2008 was $ 84.6 million, or $9.85 per diluted share, compared to net income of $21.6 million, or $2.35 per diluted share, for the same period in 2007. The decrease in results of operations for the nine months ended September 30, 2008 when compared to the same period in 2007 was primarily attributable to pre-tax losses from other-than-temporary write-downs of $46.0 million from “super senior” residential mortgage-backed securities, losses of $37.2 million from the trading portfolio, losses of $14.0 million from the limited partnership portfolio, hurricane losses from hurricanes Gustav and Ike of $7.2 million, deferred tax valuation allowance increase of $9.5 million for capital loss carryforwards and $12.4 million in reevaluations of the provision for reinsurance receivable balances.

     Net realized investment losses after taxes were $9.7 million, or $1.16 per share, for the third quarter of 2008, as compared to net realized investment losses after taxes of $133,000, or $.01 per diluted share, for the same period in 2007. Net realized investment losses after taxes for the nine months ended September 30, 2008 were $30.1 million, or $3.51 per diluted share, compared to net realized investment gains after taxes of $44,000, or $.00 per diluted share, for the same period in 2007.
     Shareholders’ equity decreased to $183.2 million as of September 30, 2008 from $279.4 million as of December 31, 2007. The decrease was primarily attributable to the net loss for the period.
     The Company’s gross premiums written and net premiums written increased by 6% and 3%, respectively, for the three months ended September 30, 2008, when compared to the same period in 2007. Net premiums earned decreased by 9% for the three months ended September 30, 2008, when compared to the same period in 2007.
     The Company’s gross premiums written decreased by 2% for the nine months ended September 30, 2008, when compared to the same period in 2007. Net premiums written and net premiums earned increased by 2% and 6%, respectively, for the nine months ended September 30, 2008, when compared to the same period in 2007.
     Premiums for each segment were as follows:

	NYMAGIC Gross Premiums Written By Segment
	Nine months ended September 30,			Three months ended September 30,
	2008	2007	Change	2008	2007	Change
			(Dollars in thousands)
Ocean marine	$68,933	$79,315	(13)%	$23,375	$24,633	(5)%
Inland marine/fire	12,685	13,124	(3)%	4,146	4,406	(6)%
Other liability	93,035	85,792	8%	27,993	23,135	21%

Subtotal	174,653	178,231	(2)%	55,514	52,174	6%
Runoff lines (Aircraft)	27	24	NM	(30)	1	NM

Total	$174,680	$178,255	(2)%	$55,484	$52,175	6%

	NYMAGIC Net Premiums Written By Segment
	Nine months ended September 30,			Three months ended September 30,
	2008	2007	Change	2008	2007	Change
	(Dollars in thousands)
Ocean marine	$49,338	$55,262	(11)%	$15,594	$17,476	(11)%
Inland marine/fire	3,825	4,867	(21)%	1,170	1,527	(23)%
Other liability	80,790	71,651	13%	23,080	19,546	18%

Subtotal	133,953	131,780	2%	39,844	38,549	3%
Runoff lines (Aircraft)	18	69	NM	(77)	(15)	NM

Total	$133,971	$131,849	2%	$39,767	$38,534	3%

	NYMAGIC Net Premiums Earned By Segment
	Nine months ended September 30,			Three months ended September 30,
	2008	2007	Change	2008	2007	Change
	(Dollars in thousands)
Ocean marine	$51,433	$54,732	(6)%	$15,300	$19,887	(23)%
Inland marine/fire	4,590	5,084	(10)%	1,390	1,872	(26)%
Other liability	72,431	60,916	19%	23,864	22,723	5%

Subtotal	128,454	120,732	6%	40,554	44,482	(9)%
Runoff lines (Aircraft)	19	62	NM	(77)	(22)	NM

Total	$128,473	$120,794	6%	$40,477	$44,460	(9)%

     Ocean marine gross premiums written for the nine months ended September 30, 2008 decreased by 13% when compared to the same period in 2007, primarily reflecting decreases in volume in the hull and cargo classes. The decrease in cargo production resulted primarily from the termination of a relationship with one of the Company’s agents writing cargo business, Southern Marine and Aviation. The decrease in hull premiums reflected the non-renewal of certain unprofitable accounts. Rates in the various classes of marine business declined slightly when compared to the prior year’s comparable period. Net premiums written decreased by 11% for the nine months ended September 30, 2008 when compared to the same period in 2007. The larger net premium retention levels in 2008 were the result of lower excess of loss reinsurance costs and lower reinsurance reinstatement costs. Losses from hurricane Ike resulted in incurring reinsurance reinstatement costs of $1.7 million for the nine months ended September 30, 2008 as compared with $2.3 million of reinsurance reinstatement costs arising from a cargo loss for the same period of 2007. Net earned premiums for the nine months ended September 30, 2008 largely reflected the decline in gross premiums written, which was offset by lower reinsurance costs in 2008 when compared to 2007.
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
     Ocean marine gross premiums written and net premiums written decreased by 5% and 11%, respectively, during the third quarter of 2008 when compared to the same period in the prior year. Net premiums earned decreased 23% during the third quarter of 2008 when compared to the same period in 2007. The third quarter of 2008 reflected gross premiums written decreases in the rig and cargo classes. The largest decrease occurred in cargo production and resulted primarily from the termination of a relationship with one of the Company’s former agents writing cargo business. The current year’s third quarter net premiums written generally reflected lower costs from the ocean marine excess of loss reinsurance program which was partially offset by reinsurance reinstatement costs arising from hurricane Ike losses. Rates in the various classes of marine business declined slightly when compared to the prior year’s comparable period. Net earned premiums for the third quarter ended September 30, 2008 largely reflected the decline in gross premiums written over the past year, which is primarily attributable to lower cargo production as well as higher reinstatement costs from hurricane Ike.
     Inland marine/fire gross premiums written and net premiums written for the nine months ended September 30, 2008 decreased by 3% and 21%, respectively, when compared to the same period in 2007. Net premiums earned for the nine months ended September 30, 2008 were down 10% when compared to the same period in 2007. Gross premiums written in 2008 reflect declines in production in certain property risks and reflect mildly lower market rates when compared to the prior year. Net premiums earned reflected the decreases in property earned premiums offset by increases in surety production from the prior year.
     Inland marine/fire gross premiums written, net premiums written and net premiums earned for the three months ended September 30, 2008 decreased by 6%, 23% and 26%, respectively, when compared to the same period in 2007. Gross premiums written during the third quarter of 2008 reflected mildly lower market rates when compared to the same period in 2007 and declines in production in certain property risks and surety premiums. Net premiums written in the third quarter of 2008 reflected the decrease in gross property writings and additional reinsurance costs as a result of a change in mix of gross property writings as well as lower surety writings, which are written on a net basis without reinsurance costs. The decrease in net premiums earned in 2008 reflected the lower volume of property risks and mildly lower market rates when compared to the same period in 2007.
     Other liability gross premiums written, net premiums written and net premiums earned for the nine months ended September 30, 2008 increased by 8%, 13% and 19%, respectively, when compared to the same period in 2007. The increase in premiums is primarily due to an increase in production of excess workers’ compensation, professional liability and contractors’ liability writings.
     The Company writes excess workers’ compensation insurance on behalf of certain self-insured workers’ compensation trusts. Gross and net premiums written in the excess workers’ compensation class increased to $30.9 million and $27.6 million, respectively, in the first nine months of 2008 from $28.3 million and $23.0 million, respectively, in the same period of 2007. Premiums in 2007 reflected larger reinsurance cessions primarily as a result of quota share reinsurance.
     Volume increases from the contractors’ liability class were also achieved in the first nine months of 2008 when compared to the same period in 2007. Professional liability writings increased 3% in the first nine months of 2008 when compared to the same period in 2007 primarily due to production increases that were partially offset by a softening of premium rates. In addition, general liability premiums from the recently formed MMO Agencies contributed approximately $750,000 in gross premiums written during 2008.
     Other liability gross premiums written and net premiums written for the three months ended September 30, 2008 increased by 21% and 18%, respectively, when compared to the same period in 2007. Other liability net premiums earned increased by 5%. The increase in gross premiums is primarily due to production increases in excess workers’ compensation, professional liability and contractor’s liability writings. In addition, general liability premiums from the recently formed MMO agencies contributed approximately $750,000 in gross premiums written during the 2008 third quarter. The increases in net earned premium reflect the increases in excess workers’ compensation, professional liability and contractor’s liability writings achieved during the past year.

     Net losses and loss adjustment expenses incurred as a percentage of net premiums earned (the “loss ratio”) was 69.4% for the three months ended September 30, 2008 as compared to 53.4% for the same period in 2007. The loss ratio was 70.8% for the nine months ended September 30, 2008 as compared to 53.0% for the same period in 2007. The larger loss ratios in 2008 were primarily attributable to losses incurred from hurricanes Gustav and Ike amounting to $7.2 million, which added 15.7% and 5.1% to the third quarter and nine months ended September 30, 2008 loss ratios, respectively. In addition, the resolution of a dispute in the second quarter of 2008 over reinsurance receivables with a reinsurer as well as a reevaluation of the provision for doubtful reinsurance receivables resulted in additional losses of $12.4 million, which added 9.6% to the nine months ended September 30, 2008 loss ratio. The decision to resolve a dispute regarding non-core reinsurance receivables and adjust our allowance for other potentially uncollectable non-core reinsurance receivables was related to reinsurance cessions made under a number of reinsurance contracts written from 1978 to 1986. The Company’s loss ratios in 2007 benefited from the novation of substantially all of the excess workers’ compensation policies written in conjunction with a prior producer. The novation reduced the overall loss ratio by 1.0% and 5.4% in the third quarter and nine months ended September 30, 2007, respectively. Also contributing to a higher loss ratio in the other liability segment in 2008 was a change in premium mix in the other liability class. Excess workers’ compensation premiums have higher loss ratios than other classes of other liability business resulting in an overall increase in the other liability loss ratio.
     The Company reported adverse development of prior year loss reserves of $7.2 million and favorable development of prior year loss reserves of $1.9 million during the first nine months and third quarter of 2008, respectively. The second quarter resolution of a dispute over reinsurance receivables with a reinsurer and the reevaluation of the reserve for doubtful reinsurance receivables in 2008 contributed $12.4 million of adverse development in the first nine months of 2008. Partially offsetting this was favorable development as a result of lower reported loss trends arising from the inland marine and ocean marine lines of business. The aviation line of business contributed $600,000 of adverse loss development in the first nine months of 2008.
     The Company reported favorable development of prior year loss reserves of $11.7 million and $2.0 million during the first nine months and third quarter of 2007, respectively. Favorable loss development of $6.2 million during the first nine months was attributable to the novation of certain excess workers’ compensation policies. In addition, favorable development was recorded as a result of lower reported loss trends arising from the ocean marine line of business. The overall favorable loss development during the first nine months of 2007 was partially offset by approximately $2.0 million in adverse development from the runoff aviation class.
     Policy acquisition costs as a percentage of net premiums earned (the “acquisition cost ratio”) for the three months ended September 30, 2008 and 2007 were 24.8% and 21.3%, respectively. The acquisition cost ratios for the nine months ended September 30, 2008 and 2007 were 22.9% and 21.9%, respectively. The slightly higher 2008 ratios are due in part to a change in premium mix to the other liability segment whose underlying classes of business have higher acquisition cost ratios than other lines of business. In addition, slight increases occurred in the other liability acquisition cost ratios in 2008 when compared to 2007 as the prior year’s third quarter and nine months ratios were lower as a result of override commissions obtained from the quota share reinsurance agreement in the excess workers’ compensation class. The third quarter of 2008 ocean marine acquisition cost ratio was adversely impacted by the reinstatement premium charges from hurricane Ike.
     General and administrative expenses increased by 17% and 13%, respectively, for the third quarter and nine months ended September 30, 2008 when compared to the same periods in 2007. Larger expenses were incurred in 2008 to service the growth in the Company’s business operations, including increased staffing, consulting costs and additional office space.
     The Company’s combined ratio (the loss ratio, the acquisition cost ratio and general and administrative expenses divided by net premiums earned) was 118.2% for the three months ended September 30, 2008 as compared to 93.4% for the same period in 2007. The Company’s combined ratio was 115.6% for the nine months ended September 30, 2008 as compared to 95.5% for the same period in 2007.
     Interest expense of $5.0 million and $5.0 million, respectively, for the nine and three months ended September 30, 2008 was comparable to the same periods in 2007.
     Net investment (loss) income for the nine months ended September 30, 2008 was $(47.5) million as compared to $32.1 million for the same period in 2007. The decrease in 2008 reflected trading portfolio losses and lower income from limited partnerships. Trading portfolio losses of $(37.2) million were recorded in 2008 and resulted primarily from the fair value changes in the underlying securities. This included municipal obligations of $(1.1) million, preferred stocks of $(28.3) million, economic hedged positions of $(1.1) million and exchange traded funds of $(6.7) million. Limited partnership income for the first nine months of 2008, excluding income from Tricadia, decreased from the prior year’s comparable period as a result of lower returns amounting to (12.9)% as compared to 4.7% for the same period in 2007. For the first nine months of 2008, most of our hedge fund strategies reported lower returns than the prior year’s comparable period. Income from Tricadia was $2.9 million and $7.3 million for the nine months ended September 30, 2008 and 2007, respectively. Income from Tricadia was greater in 2007 as a result of interest income received from the warehousing of CDO and CLO debt securities. There were no such activities during the first nine months of 2008. The reduction in income from fixed maturities available for sale resulted from maintaining lower average balances in such investments.

     Net investment (loss) income for the three months ended September 30, 2008 was $(39.4) million compared to $4.5 million for the same period in 2007. The decrease in 2008 reflected trading portfolio losses and losses from limited partnerships. Trading portfolio losses of $(25.8) million were recorded in the third quarter of 2008 and resulted primarily from the fair value changes in the underlying securities. This included municipal obligations of $(0.8) million, preferred stocks of $(23.8) million, economic hedged positions of $0.6 million, and exchange traded funds of $(1.8) million. Limited partnership hedge fund income in 2008, excluding income from Tricadia, decreased from the prior year’s comparable period as a result of lower yields on the limited partnership hedge fund portfolio that amounted to (11.5)% for the third quarter ended September 30, 2008 and (1.3)% for the same period in 2007. The investment income from Tricadia amounted to $0.3 million and $1.0 million for the three months ended September 30, 2008 and 2007, respectively, which was included in limited partnership hedge fund portfolio income. The reduction in income from fixed maturities available for sale resulted from maintaining lower average balances in such investments.
     Net investment (loss) income from each major category of investments for the periods indicated is as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Fixed maturities available for sale	$5.6	$11.3	$1.9	$3.1
Trading securities	(37.2)	1.9	(25.8)	0.3
Short-term investments	2.2	6.1	0.7	2.7
Equity in (loss) earnings of limited partnerships	(14.0)	14.7	(14.6)	(1.2)
Commercial loans	(0.7)	—	(0.4)	—

Total investment (loss) income	(44.1)	34.0	(38.2)	4.9
Investment expenses	(3.4)	(1.9)	(1.2)	(0.4)

Net investment (loss) income	$(47.5)	$32.1	$(39.4)	$4.5
     As of September 30, 2008 and 2007, investments in limited partnerships amounted to approximately $159.1 million and $206.6 million, respectively. The equity method of accounting is used to account for the Company’s limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership hedge fund to results of operations.
     As of September 30, 2008 and 2007, investments in the trading and commercial loan portfolios collectively amounted to approximately $55.1 million and $144.9 million, respectively. Net investment (loss) income for the nine months ended September 30, 2008 and 2007 reflected approximately $(37.9) million and $1.9 million, respectively, derived from combined trading portfolio and commercial loan activities before investment expenses. These activities primarily include the trading of collateralized debt obligations (CDOs), collateralized loan obligations (CLOs), commercial loans, municipal obligations, preferred stocks and exchange traded funds. The Company’s trading and commercial loan portfolios are marked to market, with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sale of trading and commercial loan investments are also recognized in net investment income. There were no CDO or CLO securities held in the trading portfolio by the Company at September 30, 2008.
     The Company’s investment income results may be volatile depending upon the level of limited partnerships, commercial loans and trading portfolio investments held. If the Company invests a greater percentage of its investment portfolio in limited partnership hedge funds, and/or if the fair value of trading and/or commercial loan investments held varies significantly during different periods, there may also be a greater volatility associated with the Company’s investment income. The Company will account for future purchases of fixed income and equity securities as part of its held to maturity or available for sale portfolio, and not its trading portfolio. This decision to include such securities in the held to maturity or available for sale portfolio was based upon our intent to hold and not trade such securities.
     Commission and other income was $(32,000) for the three months ended September 30, 2008 compared to $290,000 for the same period in the prior year. Commission and other income decreased to $108,000 for the nine months ended September 30, 2008 from $667,000 for the same period in the prior year. Commission income for the three and nine months ended September 30, 2008 generally reflected greater profit commissions derived from ceded reinsurance in the ocean marine class of business.

     Net realized investment losses were $15.0 million for the three months ended September 30, 2008 as compared to net realized investment losses of $204,000 for the same period in 2007. Net realized investment losses were $46.3 million for the nine months ended September 30, 2008 as compared to net realized investment gains of $67,000 for the same period in the prior year, which was the result of realized gains on sales of short-term securities. Net realized investment losses include write-downs from other-than-temporary declines in the fair value of securities available for sale amounting to $46.0 million and $13,800 for the nine months ended September 30, 2008 and 2007, respectively. Write-downs from other-than-temporary declines in the fair value of securities available for sale amounted to $13.6 million and $5,500 for the three months ended September 30, 2008 and 2007, respectively. The write down in 2008 was primarily attributable to the decline in the fair value of “super senior” residential mortgage-backed securities held by the Company. These securities are rated AAA by S&P, are collateralized by pools of “Alt A” mortgages, and receive priority payments from these pools. “Alt A” mortgages are residential home loans made to individuals and are not sub-prime loans. The Company’s securities rank senior to subordinated tranches of debt collateralized by each respective pool of mortgages. As of October 1, 2008 the levels of subordination ranged from 27% to 51% of the total debt outstanding for each pool. Delinquencies within the underlying mortgage pools (defined as payments 60+ days past due plus foreclosures plus real estate owned) ranged from 10.9% to 33.1% of total amounts outstanding. In March 2008, delinquencies ranged from 3.4% to 21.2%. Delinquency rates are not the same as severity rates, or actual loss, but are an indication of what the potential loss might be in future periods. In each case, current pool subordination levels by individual security remain in excess of current pool delinquency rates. The Company has collected all applicable interest and principal repayments on such securities to date. The Company collected $8.5 million in principal repayments on these securities through September of 2008, which resulted in $1.2 million in realized investment gains as a result of the recapture of previous write-downs of investment balances. The decline in fair value generally reflects the sales of such securities by large institutions and the lack of liquidity in the market. The decision to write down such securities through September 30, 2008 was based upon the likelihood that the securities may not be held until the fair value decline is recovered. Contributing to management’s decision was the uncertainty of the duration of declines in the residential mortgage-backed market. However, management has reconsidered the classification of these securities as of October 1 as a result of our desire to hold such securities for its duration. Accordingly, the Company has transferred these holdings to the held to maturity classification effective October 1, 2008 and will use the fair value of these securities on such date as its adjusted cost basis. The Company has both the intent and the ability to hold such securities until maturity.
     Total income tax (benefit) expense amounted to $(13.4) million and $2.0 million, respectively, for the three months ended September 30, 2008 and 2007. Total income tax (benefit) expense was $(34.3) million and $11.6 million, respectively, for the nine months ended September 30, 2008 and 2007. The Company’s effective tax rate was 28.8% and 34.8% for the nine months ended September 30, 2008 and 2007, respectively. The change in the effective tax rate is primarily attributable to the deferred tax valuation allowance increase of $9.5 million for capital loss carryforwards.
Liquidity and Capital Resources
     Cash and total investments decreased from $701.1 million at December 31, 2007 to $555.4 million at September 30, 2008, principally as a result of the fair value decline of the Company’s investments and due to the payment of gross losses in the ocean marine line, substantially all of which were reinsured and which we expect to be collected from reinsurers in subsequent periods. The level of cash and short-term investments of $137 million at September 30, 2008 reflected the Company’s high liquidity position.
     Cash flows provided by (used in) operating activities were $13.1 million and $(52.9) million for the nine months ended September 30, 2008 and 2007, respectively. Trading portfolio and commercial loan activities of $61.0 million and $(45.4) million favorably or (adversely) affected cash flows for the nine months ended September 30, 2008 and 2007, respectively. Trading portfolio activities include the purchase and sale of preferred stocks, municipal bonds and exchange traded funds. Commercial loan activities include the purchase and sale of middle market loans made to commercial companies. As the Company’s trading and commercial loan portfolio balances may fluctuate significantly from period to period, cash flows from operating activities may also be significantly impacted by such activities. Contributing to a decrease in operating cash flows, other than trading and commercial loan activities, for the first nine months of 2008 were the payment of both gross losses in the ocean marine line of business and asbestos and environmental losses, substantially all of which were reinsured. Contributing to a reduction in operating cash flows, other than trading and commercial loan activities, for the first nine months of 2007 was the payment of reinsurance premiums on the workers’ compensation class of business, the payment made under the novation of excess workers’ compensation policies and the payment of gross losses in the ocean marine line of business, of which a large portion was reinsured, therefore partially reducing the negative impact on cash flows.
     Cash flows (used in) provided by investing activities were $(71.3) million and $236.7 million for the nine months ended September 30, 2008 and 2007, respectively. The cash flows for 2008 were adversely impacted by net purchases fixed maturity available for sale investments while cash flows for 2007 were favorably impacted by the net sale of fixed maturity available for sale investments.
     Cash flows used in financing activities were $9.9 million for the nine months ended September 30, 2008, as compared to cash flows provided by financing activities of $1.0 million for the nine months ended September 30, 2007. In 2008, a substantial portion of the use of cash flows was attributable to the repurchase of the Company’s common stock. In 2007, cash inflows from the proceeds, including tax benefits, of stock issuances were partially offset by cash dividends.

     On March 6, 2008, the Company declared a dividend of eight (8) cents per share to shareholders of record on March 31, 2008, payable on April 3, 2008. On May 21, 2008, the Company declared a dividend of eight (8) cents per share to shareholders of record on June 30, 2008, payable on July 8, 2008. On September 9, 2008, the Company declared a dividend of eight (8) cents per share to shareholders of record on September 30, 2008, payable on October 7, 2008. On March 5, 2007, the Company declared a dividend of eight (8) cents per share to shareholders of record on March 30, 2007, payable on April 5, 2007. On May 23, 2007, the Company declared a dividend of eight (8) cents per share to shareholders of record on June 29, 2007, payable on July 5, 2007. On September 14, 2007, the Company declared a dividend of eight (8) cents per share to shareholders of record on September 28, 2007, payable on October 3, 2007. On December 4, 2007, the Company declared a dividend of eight (8) cents per share to shareholders of record on December 31, 2007, payable on January 4, 2008.
     New York Marine declared ordinary dividends to the Company of $0 and $7,800,000 during the first nine months of 2008 and 2007, respectively. Gotham declared ordinary dividends to the Company of $0 and $3,400,000 during the first nine months of 2008 and 2007, respectively. While the Company is not expected to receive any dividends from New York Marine or Gotham in 2008, this will not have an adverse impact on the Company’s liquidity as there is adequate liquidity at the holding company level to meet its short-term obligations. The Company made a $20 million capital contribution to New York Marine during the third quarter of 2008.
     Under the Amended and Restated 2004 Long-Term Incentive Plan (the “LTIP”), the Company granted 61,500 restricted share units (“RSUs”) to the Chairman of the Board of Directors and other officers and employees of the Company with an aggregate grant date fair value of approximately $1.4 million during the nine months ended September 30, 2008. During the nine months ended September 30, 2007, the Company granted 46,000 RSUs with an approximate aggregate grant date fair value of $1.8 million.
     During the nine months ended September 30, 2007, the Company granted 9,750 shares of unrestricted common stock under the LTIP to certain officers and directors of the Company with a grant date fair value of $384,248. There were no unrestricted share awards granted during the nine months ended September 30, 2008.
     The Company granted 11,559 and 5,366 deferred share units to non-management directors under the LTIP during the nine months ended September 30, 2008 and 2007, with aggregate grant date fair values of $262,500 and $227,500, respectively.
     The Company granted performance share units to certain officers under the LTIP during the nine months ended September 30, 2008. During the nine months ended September 30, 2008, no compensation expense was recognized for these awards.
     Under the 2002 Stock Option Plan, there were grants of 20,000 stock options awarded to a certain directors during the nine months ended September 30, 2008. There were no other awards granted under either the 1991 or 2002 Stock Option Plans during the nine months ended September 30, 2008 and 2007.
     Under the Common Stock Repurchase Plan, the Company may purchase up to $55 million of the Company’s issued and outstanding shares of common stock on the open market. This plan was subsequently amended in March of 2008 to increase the limit to $75 million. During the first nine months of 2008, there were 368,900 shares repurchased at a total cost of approximately $7.7 million. There were no repurchases of the Company’s common stock during the first nine months of 2007.
     Premiums and other receivables, net increased to $47.7 million as of September 30, 2008 from $26.3 million as of December 31, 2007, primarily as a result of an increase in funding to the MMO pools to assist in the payment of gross losses.
     Deferred income taxes at September 30, 2008 increased to $34.6 million from $14.4 million at December 31, 2007, primarily due to deferred tax benefits provided on declines in the fair value of investments. Management believes the Company’s total deferred tax asset, net of the recorded valuation allowance account, as of September 30, 2008 will more-likely-than-not be fully realized.
     Reserve for unearned premiums increased to $94.1 million as of September 30, 2008 from $87.6 million as of December 31, 2007, primarily as a result of the increase in gross premiums written in the other liability line of business.
     Reinsurance receivables on unpaid balances, net at September 30, 2008, decreased to $221.1 million from $250.1 million at December 31, 2007, and reinsurance receivables on paid balances, net at September 30, 2008, decreased to $34.8 million from $38.8 million at December 31, 2007 largely as a result of the payment of gross ocean marine losses and asbestos and environmental losses that were substantially reinsured, the write off of disputed receivable balances with a reinsurer, and the subsequent reevaluation of reserves for doubtful accounts.
     Property, improvements and equipment, net at September 30, 2008, increased to $9.0 million from $4.8 million at December 31, 2007 largely as a result of capitalized expenditures relating to information technology infrastructure initiatives and capital improvements on leased office space.
     Other assets at September 30, 2008 increased to $26.4 million from $10.2 million at December 31, 2007 largely as a result of an increase in federal income tax recoverables.
     Other liabilities at September 30, 2008 decreased to $19.8 million from $27.9 million at December 31, 2007 primarily due to the timing of payments of certain expense accruals and other payable balances.

Investments
     The following table summarizes the Company’s investments at September 30, 2008 and December 31, 2007:

	September 30, 2008	Percent	December 31, 2007	Percent
Fixed maturities available for sale (fair value):
U.S. Treasury securities	$39,542,886	7.12%	$14,335,541	2.04%
Municipal obligations	91,879,675	16.54%	7,810,318	1.11%
Corporate securities	10,475,605	1.89%	5,853,942	0.83%
Mortgage-backed securities	62,285,058	11.22%	134,890,799	19.25%

Total fixed maturities available for sale	$204,183,224	36.77%	$162,890,600	23.23%

Fixed maturities trading (fair value):
Municipal obligations	$21,868,553	3.94%	$70,243,560	10.02%
Commercial middle market debt (1)	—	—	8,293,725	1.18%

Total fixed maturities trading	$21,868,553	3.94%	$78,537,285	11.20%

Total fixed maturities	$226,051,777	40.71%	$241,427,885	34.43%

Equity securities trading (fair value):
Preferred stock	$26,137,700	4.71%	$66,325,265	9.46%

Total equity securities	$26,137,700	4.71%	$66,325,265	9.46%

Cash and short-term investments	136,963,392	24.66%	205,078,343	29.25%

Total fixed maturities, equity securities, cash and short-term investments	$389,152,869	70.08%	$512,831,493	73.14%

Commercial loans (fair value) (1)	7,106,831	1.28%	—	—
Limited partnership hedge funds (equity)	159,099,672	28.64%	188,295,547	26.86%

Total investment portfolio	$555,359,372	100.00%	$701,127,040	100.00%

(1)	See Note 1 discussion under “Adoption of new accounting pronouncements” caption
     As of September 30, 2008, 98% of the fair value of the Company’s fixed maturities, commercial loans and short-term investment portfolios was in obligations rated “Baa3” or better by Moody’s or its equivalent Standard & Poor’s rating.

     Details of the mortgage-backed securities portfolio as of September 30, 2008 are presented below:

			Average	Average
			Underlying	FICO	Average	Average
			Loan to	Credit	Delinquency	Subordination	S&P’s	Moody’s
Security description	Issue date	Fair value	Value % (1)	Score (1)	Rate (2)	Level (2)	Rating	Rating
American Home Mortgage Assets	7/1/2006	$12,230,212	85.4	704	23.2	45.2	AAA	Aaa
Countrywide Alt Loan Trust A1	11/1/2005	8,084,371	82.0	697	30.3	49.9	AAA	Aaa
Countrywide Alternative Loan Trust	12/1/2005	8,085,700	82.6	700	33.1	50.9	AAA	Aaa
Residential Accredit Loans, Inc.	10/28/2005	8,071,974	81.9	705	25.3	49.5	AAA	Aaa
Washington Mutual	12/21/2005	6,874,409	75.4	715	12.8	47.2	AAA	Aaa
Washington Mutual	7/1/2006	9,362,874	75.7	730	10.9	27.4	AAA	Aaa
Washington Mutual 2006-AR13 1A	9/1/2006	9,575,518	76.3	728	12.6	28.1	AAA	Aaa

		$62,285,058

(1)	At issue date, for the remaining mortgages in the tranche

(2)	Most recent data available
     The Company has investments in “super senior” residential mortgage-backed securities amounting to $62.3 million at September 30, 2008. These “super senior” residential mortgage-backed securities, consisting of seven “Alt A” mortgage securities with issue dates in 2005 and 2006, have floating interest rates and are rated AAA/Aaa by S&P/Moody’s. “Alt A” securities are residential home loans made to individuals that are not sub-prime loans. The fair value of each security is provided by independent pricing services or security dealers. There has been a considerable amount of turmoil in the U.S. housing market in 2007 and 2008, which has led to market declines in such securities. The markets for these types of securities can be illiquid and, therefore, the price obtained for these securities is subject to change, depending upon underlying market conditions. The decline in fair value in 2008 generally reflects the sales of such securities by large institutions and the lack of liquidity in the market. As of October 1, 2008, the Company has transferred these holdings to the held to maturity classification and will use the fair value of these securities on such date as its adjusted cost basis. The Company has both the intent and the ability to hold such securities until maturity.

Fair Value Measurements
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
Level 1—Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These prices generally provide the most reliable evidence and are used to measure fair value whenever available. Active markets are defined as having the following for the measured asset/liability: i) many transactions, ii) current prices, iii) price quotes not varying substantially among market makers, iv) narrow bid/ask spreads and v) most information publicly available.
     The Company’s Level 1 assets and liabilities primarily include exchange traded equity securities as well as certain U.S. Treasury securities that are highly liquid and traded in an active exchange market.
     The Company uses the quoted market prices as fair value for assets and liabilities classified as level 1. The Company receives quoted market prices from a third party, a nationally recognized pricing service. Prices are obtained from readily available sources for market transactions involving identical assets or liabilities. Prices from services are validated by the Company by back testing to trade data to confirm that the pricing service’s significant inputs are observable. The Company also compares the prices received from the third party service to alternate third party sources to validate the consistency of the prices received on securities.
Level 2—Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities and other market observable inputs (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.).
     The Company’s Level 2 assets and liabilities include municipal debt obligations, corporate debt securities and commercial loans.
     The Company generally obtains valuations from third party pricing services and/or security dealers for identical or comparable assets or liabilities by obtaining non-binding broker quotes (when pricing service information is not available) in order to determine an estimate of fair value. The Company bases all of its estimates of fair value for assets or liabilities on the bid price as it represents what a third party market participant would be willing to pay in an arm’s length transaction. Prices from pricing services are validated by the Company through comparison to internal pricing information and are validated by back testing to trade data to confirm that the pricing service’s significant inputs are observable. Under certain conditions, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity in which case it may choose to adjust the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. In such cases, those valuations would be generally classified as Level 3. The Company utilizes a pricing service for its municipal debt obligations, commercial loan investments and corporate debt securities. As a result of the low level of trades of these securities, their markets tend to be inactive. The Company considers such investments in the level 2 category. As of September 30, 2008 the Company chose not to adjust prices received from the independent pricing services for investments categorized as Level 2.
Level 3—Fair value is based on at least one or more significant unobservable inputs that are supported by little or no market activity for the asset or liability. These inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability.
     The Company’s Level 3 assets and liabilities include its residential mortgage-backed securities (“RMBS”), as they are illiquid securities that trade in inactive markets. These markets are considered inactive as a result of the low level of trades of such investments.

     Prices are determined using valuation methodologies such as discounted cash flow models and other similar techniques or prices may be based upon non-binding quotes from brokers or other market-makers that are reviewed for reasonableness, based on the Company’s understanding of the market. As of September 30, 2008, the Company utilized broker quotes, custodian prices and prices obtained from the investment manager to determine the fair value of the RMBS investments. The prices obtained for the RMBS investments are based upon recent sales of similar securities. Because the RMBS portfolio pricing is complex and has many different variables affecting price including, delinquency rate, severity rate, loan to value ratios, vintage year, discount rate, subordination levels, prepayment speeds, etc., the price of such securities will differ by broker depending on the weight given to the various inputs. While many of the inputs utilized in pricing are observable, some inputs are unobservable and the weight given these unobservable inputs will vary depending upon the broker. During periods of market dislocation, such as the unprecedented current market conditions, it is increasingly difficult to value RMBS investments, because trading becomes less frequent and/or market data becomes less observable. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods that are more complex. For example, prepayment speeds and severity rates have become increasingly stressed by brokers due to market uncertainty regarding RMBS. These inputs are used in pricing models to assist the broker in determining a current price for these investments. As such, because the underlying broker quote may rely significantly upon unobservable inputs, the Company considers such investments in the level 3 category. After considering all of the relevant information at September 30, 2008, the Company did not adjust any price received from the Company’s custodian for these RMBS investments. The company also reviews recent sales of RMBS instruments in connection with the prices previously provided by the custodian to ensure the price obtained from the custodian is reasonable. In the third quarter of 2008, two RMBS instruments were sold at prices that were consistent with the range of prices received from the various pricing sources.
     The Company maintains cash and short-term investments of $137.0 million at September 30, 2008, which is more than adequate to meet its immediate liquidity requirements.
Unpaid losses and loss adjustment expenses
     Unpaid losses and loss adjustment expenses for each segment were as follows:

	September 30, 2008		December 31, 2007
	Gross	Net	Gross	Net
	(in thousands)		(in thousands)
Ocean marine	$182,368	$108,613	$197,511	$112,288
Inland marine/fire	24,753	10,648	22,693	7,795
Other liability	233,579	192,677	211,182	156,238
Runoff lines (Aircraft)	120,038	27,714	125,149	30,084

Total	$560,738	$339,652	$556,535	$306,405

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

     The process of establishing reserves for claims involves uncertainties and requires the use of informed estimates and judgments. Our estimates and judgments may be revised as claims develop and as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. We increased the estimated loss ratio by a few percentages points in the 2008 year for excess workers’ compensation primarily to account for a softening of rates and a review by our internal actuary. As a result of the resolution of a dispute with a reinsurer in the second quarter of 2008, we increased the allowance for doubtful accounts for reinsurance receivables by an additional $3.0 million following a subsequent reevaluation of the reserve. The decision to resolve a dispute regarding non-core reinsurance receivables and adjust our allowance for other potentially uncollectable non-core reinsurance receivables was related to reinsurance cessions made under a number of reinsurance contracts written from 1978 to 1986. The Company recorded losses in the third quarter of 2008 from its exposure to offshore oil rigs, cargo interests and property as a result of hurricanes Gustav and Ike. The ultimate gross and net losses resulting from these catastrophes, as well as the reinsurance recoveries attributable to them and applicable reinstatement premium costs, are based upon the Company’s best estimate derived from an evaluation of claims notices received and a review of historic loss development. The low frequency and high severity of the risks we insure make it difficult to assess the adequacy of such loss reserves. As such, the Company’s ultimate liability may change from the amount provided currently. If these reserves or reinstatement premium costs are insufficient to cover our actual losses and loss adjustment expenses, we would have to augment our liabilities and incur a charge to our earnings. These charges could be material. Other than specifically disclosed herein, there were no significant changes in assumptions made in the evaluation of loss reserves during 2008.
Off-Balance Sheet Arrangements
     The Company has no off-balance sheet arrangements.
Contractual Obligations
     In 2003, the Company acquired an interest in substantially all of a limited partnership hedge fund, (now known as Tricadia), that invests in collateralized debt obligations (“CDO”) securities, Credit Related Structured Product (CRS) securities and other structured product securities that are structured, managed or advised by a Mariner affiliated company. In 2003, the Company made an investment of $11.0 million in Tricadia. Additional investments of $4.65 million, $2.7 million, $0 and $6.25 million were made in 2004, 2005, 2006 and 2007, respectively. In the third quarter the company received $10 million as a return of capital from the Tricadia investment.
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
     The Company maintains reserves for the future payment of losses and loss adjustment expenses with respect to both case (reported) and IBNR (incurred but not reported) losses under insurance policies issued by the Company. IBNR losses are those losses, based upon historical experience, industry loss data and underwriter expectations, that the Company estimates will be reported under these policies. Case loss reserves are determined by evaluating reported claims on the basis of the type of loss involved, knowledge of the circumstances surrounding the claim and the policy provisions relating to the type of loss. Case reserves can be difficult to estimate depending upon the class of business, claim complexity, judicial interpretations and legislative changes that affect the estimation process. Case reserves are reviewed and monitored on a regular basis, which may result in changes (favorable or unfavorable) to the initial estimate until the claim is ultimately paid and settled. Unpaid losses with respect to asbestos/environmental risks are difficult for management to estimate and require considerable judgment due to the uncertainty regarding the significant issues surrounding such claims. Unpaid losses with respect to catastrophe losses, such as hurricanes Katrina and Rita that occurred in 2005, are also difficult to estimate due to the high severity of the risks we insure. Unpaid losses and loss adjustment expenses amounted to $560.7 million and $556.5 million at September 30, 2008 and December 31, 2007, respectively. Unpaid losses and loss adjustment expenses, net of reinsurance amounted to $339.7 million and $306.4 million at September 30, 2008 and December 31, 2007, respectively. Management continually reviews and updates the estimates for unpaid losses, and any changes resulting therefrom are reflected in operating results currently. The potential for future adverse or favorable loss development is highly uncertain and subject to a variety of factors including, but not limited to, court decisions, legislative actions and inflation.
     The allowance for doubtful accounts is based on management’s review of amounts due from insolvent or financially impaired companies. Allowances are estimated for both premium receivables and reinsurance receivables. Management continually reviews and updates such estimates for any changes in the financial status of companies. The allowance for doubtful accounts for both premiums and reinsurance receivables amounted to $27.2 million and $14.4 million at September 30, 2008 and December 31, 2007, respectively. The increase in the allowance was primarily the result of the settlement of disputed balances with a reinsurer and the reevaluation of the remaining reserve for doubtful accounts.

     Impairment of investments, included in realized investment gains or losses, results from declines in the fair value of investments which are considered by management to be other-than-temporary. Management reviews investments for impairment based upon specific criteria that include the duration and extent of declines in fair value of the security below its cost or amortized cost. The Company performs a qualitative and quantitative review of all securities in a loss position in order to determine if any impairment is considered to be other-than-temporary. With respect to fixed income investments, declines in fair value of less than 10% are normally considered to be temporary, unless the fixed income security has been downgraded at least two levels by a major rating agency. Additionally, the Company reviews those securities held for six months or more, with fair value declines of greater than 10% at the end of each reporting period. The Company also reviews all securities with any rating agency declines during the reporting period. As a result of this review, the Company will record an impairment charge to earnings if the fair value decline is greater than 20%, if the fixed income security has been downgraded at least two levels by a major rating agency, or if the fair value decline is greater than 10% and the security has been downgraded one level by a major rating agency. This review includes considering the effect of rising interest rates and the Company’s intent and ability to hold impaired securities in the foreseeable future to recoup any losses. In addition to subjecting its securities to the objective tests of percent declines in fair value and downgrades by major rating agencies, when it determines whether declines in the fair value of its securities are other-than-temporary, the Company also considers the facts and circumstances that may have caused the declines in the value of such securities. As to any specific security, it may consider general market conditions, changes in interest rates, adverse changes in the regulatory environment of the issuer, the duration for which the Company expects to hold the security and the length of any forecasted recovery. Approximately $46.0 million and $13,800 were charged to results from operations for the nine months ended September 30, 2008 and 2007, respectively, resulting from fair value declines considered to be other-than-temporary. Gross unrealized gains and losses on fixed maturity investments available for sale amounted to approximately $846,000 and $6.1 million, respectively, at September 30, 2008. Gross unrealized gains and losses on fixed maturity investments available for sale amounted to approximately $0.5 million and $0.2 million, respectively, at December 31, 2007. The Company believes the unrealized losses are temporary and result from changes in market conditions, including interest rates or sector spreads.
     The Company utilizes the equity method of accounting to account for its limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership to net investment income in results of operations. Net investment (loss) income derived from investments in limited partnerships amounted to $(14.0) million and $14.7 million for the nine months ended September 30, 2008 and 2007, respectively. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” with respect to market risks associated with investments in limited partnership hedge funds.
     The Company maintained a trading portfolio and commercial loan portfolio at September 30, 2008 consisting of municipal obligations, preferred stocks and commercial loans. These investments are marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of such securities are also recognized in net investment income. The Company recorded $(37.2) million and $1.9 million in combined net trading portfolio and commercial loan portfolio (loss) income before expenses for the nine months ended September 30, 2008 and 2007, respectively. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” with respect to market risks associated with investments in illiquid investments.
     Reinsurance reinstatement premiums are recorded, as a result of losses incurred by the Company, in accordance with the provisions of our reinsurance contracts. Upon the occurrence of a large severity or catastrophe loss, the Company may be obligated to pay additional reinstatement premiums under its excess of loss reinsurance treaties up to the amount of the original premium paid under such treaties. Reinsurance reinstatement premiums incurred for the nine months ended September 30, 2008 and 2007 were $2.1 million and $3.0 million, respectively.
     Total stock compensation cost recognized in earnings for all share-based incentive compensation awards was approximately $1.8 million for each of the nine months ended September 30, 2008 and 2007, respectively.
     Effective January 1, 2008, the Company adopted SFAS 157, which establishes a consistent framework for measuring fair value. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the SFAS 157 hierarchy is based on whether the significant inputs into the valuation are observable. For an updated discussion of the application of estimates and assumptions around the valuation of investments, see “Fair Value Measurements”.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The investment portfolio has exposure to market risks, which include the effect on the investment portfolio of adverse changes in interest rates, credit quality, hedge fund values, and illiquid securities including CDO/CLO, commercial loans and residential mortgage-backed securities. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Hedge fund risk includes the potential loss from the diminution in the value of the underlying investment of the hedge fund. Illiquid securities risk includes exposure to the private placement market including its lack of liquidity and volatility in changes in market prices. The only significant change to the Company’s exposure to market risks during the nine months ended September 30, 2008 as compared to those disclosed in the Company’s financial statements for the year ended December 31, 2007 related to the level of investments in illiquid securities and the level of investments in limited partnerships. The investment in illiquid securities, including commercial middle market loans and “super senior” residential mortgage-backed securities, amounted to $69.4 million and $143.2 million as of September 30, 2008 and December 31, 2007, respectively. The investment in limited partnerships amounted to $159.1million and $188.3 million as of September 30, 2008 and December 31, 2007, respectively.

     The Company held $7.1 million at September 30, 2008 of commercial loans, which consist of loans from middle market companies. The Company has elected to account for such debt instruments utilizing the fair value election under SFAS 159. Accordingly, the changes in the fair value of these debt instruments are recorded in investment income. The markets for these types of investments can be illiquid and, therefore, the price obtained from dealers on these investments is subject to change, depending upon the underlying market conditions of these investments, including the potential for downgrades or defaults on the underlying collateral of the investment. The Company seeks to mitigate market risk associated with such investments by maintaining a diversified portfolio investment that limits the concentration of investment in any one issuer. The largest single investment made by the Company in such investments amounted to $2.9 million at September 30, 2008.
     The Company’s investments in “super senior” residential mortgage-backed securities had a fair value of $62.3 million at September 30, 2008. The Company recorded $46.0 million in declines in fair value considered to be other-than-temporary on such securities in 2008 primarily relating to these investments. These “super senior” residential mortgage-backed securities, consisting of nine “Alt A” mortgage securities, have floating interest rates and are rated AAA/Aaa by S&P/Moody’s. “Alt A” securities are residential home loans made to individuals and are not sub-prime loans. The fair value of each security is provided by pricing services or security dealers. There has been considerable amount of turmoil in the U.S. housing market in 2007 and 2008, which has led to market declines in such securities. The markets for these types of securities can be illiquid and, therefore, the price obtained on these securities is subject to change, depending upon the underlying market conditions of these securities. The Company seeks to mitigate market risk associated with such investments by maintaining a diversified portfolio of high quality investments with high levels of subordination consisting of seven positions with the largest security representing 19% of the total portfolio of mortgage-backed securities.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The Company previously entered into reinsurance contracts with a reinsurer that is now in liquidation. On October 23, 2003, the Company was served with a Notice to Defend and a Complaint by the Insurance Commissioner of the Commonwealth of Pennsylvania, who is the liquidator of this reinsurer, alleging that approximately $3 million in reinsurance claims paid to the Company in 2000 and 2001 by the reinsurer are voidable preferences and are therefore subject to recovery by the liquidator. The claim was subsequently revised by the liquidator to approximately $2 million. The Company filed Preliminary Objections to Plaintiff’s Complaint, denying that the payments are voidable preferences and asserting affirmative defenses. These Preliminary Objections were overruled on May 24, 2005 and the Company filed its Answer in the proceedings on June 15, 2005. On December 7, 2006 the liquidator filed a motion of summary judgment to which the Company responded on December 19, 2006 by moving for a stay, pending the resolution of a similar case currently pending before the Supreme Court of the Commonwealth of Pennsylvania. As of November 1, 2008 there has been no ruling on the Company’s motion, and no trial date has been set for this matter. The Company intends to defend itself vigorously in connection with this lawsuit and believes it has strong defenses against these claims; however, there can be no assurance as to the outcome of this litigation.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company makes open market repurchases of its common stock, from time to time, when those purchases are deemed to be advantageous to the Company’s financial position. 368,900 shares were purchased during the nine months ended September 30, 2008, and as of September 30, 2008, the Company held 7,333,977 common shares in its treasury. The following table sets forth purchases made under the Stock Repurchase Plan during the nine and three-month periods ended September 30, 2008:

				Maximum
			Total Number	Dollar Value of
			of Shares	Shares that may
		Average	Purchased as	yet be
	Total Number	Price	Part of Publicly	Purchased
	of Shares	Paid Per	Announced	Under the
Period:	Purchased	Share	Program	Program (1)
January 1 — January 31, 2008	—	$—	—	$5,628,012
February 1 — February 29, 2008	—	—	—	$5,628,012
March 1 — March 31, 2008	20,300	22.97	20,300	$25,161,632

Total first quarter	20,300	$22.97	20,300

April 1 — April 30, 2008	29,900	$22.73	29,900	$24,481,977
May 1 — May 31, 2008	40,900	22.19	40,900	$23,574,209
June 1 — June 30, 2008	137,100	21.04	137,100	$20,689,449

Total second quarter	207,900	$21.51	207,900

July 1 — July 31, 2008	108,700	$18.99	108,700	$18,624,365
August 1 — August 31, 2008	23,400	19.71	23,400	$18,163,063
September 1 — September 30, 2008	8,600	22.03	8,600	$17,973,568

Total third quarter	140,700	$19.30	140,700

Nine months ended September 30, 2008	368,900	$20.75	368,900

(1)	Balance as of end of month indicated
Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

3.1	Charter of NYMAGIC, INC. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 16, 2003 (File No. 1-11238) and incorporated herein by reference).

3.2	Amended and Restated By-Laws. (Filed as Exhibit 3.3 of the Registrant’s Current Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-11238) and incorporated herein by reference).

10.1	Engagement Agreement, effective May 21, 2008 and entered into July 8, 2008, between Robert G. Simses and NYMAGIC, INC. (Filed as Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (Commission File No. 1-11238) and incorporated herein by reference).

*31.1	Certification of A. George Kallop, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of A. George Kallop, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NYMAGIC, INC. (Registrant)
Date: November 7, 2008	/s/ A. George Kallop
A. George Kallop
President and Chief Executive Officer

Date: November 7, 2008	/s/ Thomas J. Iacopelli
Thomas J. Iacopelli
Executive Vice President and Chief Financial Officer