Form 10-K
period 2008-12-31
NYMAGIC INC
filed 2009-03-16
CIK 847431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-11238.
NYMAGIC, INC.
(Exact name of registrant as specified in its charter)

New York	13-3534162

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

919 Third Avenue, New York, NY	10022

(Address of principal executive offices)	(Zip Code)
The registrant’s telephone number, including area code: (212) 551-0600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $1.00 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. : Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. : Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. : Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark the registrant is a shell company (as defined in Rule 12b-2 of the Act). : Yes ☐ No ☑
MARKET VALUE
The aggregate market value of the outstanding common stock held by non-affiliates of the registrant, as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $162,962,755, based on the closing price of the stock on the New York Stock Exchange on that date.
OUTSTANDING STOCK
As of March 2, 2009, there were 8,408,238 outstanding shares of common stock, $1.00 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the registrant’s definitive proxy statement relating to its 2009 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the registrant’s fiscal year.

NYMAGIC, INC.

i

FORWARD — LOOKING STATEMENTS
This report contains certain forward-looking statements concerning the Company’s operations, economic performance and financial condition, including, in particular, the likelihood of the Company’s success in developing and expanding its business. Any forward-looking statements concerning the Company’s operations, economic performance and financial condition contained herein, including statements related to the outlook for the Company’s performance in 2009 and beyond, are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based upon a number of assumptions and estimates which inherently are subject to uncertainties and contingencies, many of which are beyond the control of the Company. Some of these assumptions may not materialize and unanticipated events may occur which could cause actual results to differ materially from such statements. These include, but are not limited to, the cyclical nature of the insurance and reinsurance industry, premium rates, investment results, hedge fund results, the estimation of loss reserves and loss reserve development, uncertainties associated with asbestos and environmental claims, including difficulties with assessing latent injuries and the impact of litigation settlements, bankruptcies and potential legislation, the uncertainty surrounding the loss amounts related to the attacks of September 11, 2001, and hurricanes Katrina, Rita and Ike, the occurrence and effects of wars and acts of terrorism, net loss retention, the effect of competition, the ability to collect reinsurance receivables and the timing of such collections, the availability and cost of reinsurance, the possibility that the outcome of any litigation or arbitration proceeding is unfavorable, the ability to pay dividends, regulatory changes, changes in the ratings assigned to the Company by rating agencies, failure to retain key personnel, the possibility that our relationship with Mariner Partners, Inc. could terminate or change, and the fact that ownership of our common stock is concentrated among a few major stockholders and is subject to the voting agreement, as well as assumptions underlying any of the foregoing and are generally expressed with words such as “intends,” “intend,” “intended,” “believes,” “estimates,” “expects,” “anticipates,” “plans,” “projects,” “forecasts,” “goals,” “could have,” “may have” and similar expressions. These risks could cause actual results for the 2009 year and beyond to differ materially from those expressed in any forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements.

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
Insurance Underwriters and Managers:
Mutual Marine Office, Inc. (“MMO”), Pacific Mutual Marine Office, Inc. (“PMMO”), which was closed in 2007 and Mutual Marine Office of the Midwest, Inc. (“Midwest”).
Investment Interests:
Altrion Capital, L.P. (“Altrion”), formerly known as Tricadia CDO Fund, L.P. (“Tricadia”) and Mariner Tiptree (CDO) Fund I, L.P. (“Tiptree”). See “Investment Management Arrangement” for a complete discussion of the Company’s investment in Altrion.
New York Marine and Gotham each currently holds a financial strength rating of A (“Excellent”) and Southwest Marine currently holds a financial strength rating of A- (“Excellent”) and an issuer credit rating of “a-” from A.M. Best Company. These are the third and fourth highest of fifteen rating levels in A.M. Best’s classification system. Many of the Company’s insureds rely on ratings issued by rating agencies. Any adverse change in the rating assigned to New York Marine, Gotham and Southwest Marine by a rating agency could adversely impact our ability to write premiums. The Company has specialized in underwriting ocean marine, inland marine, other liability and aircraft insurance through insurance pools managed by MMO, PMMO, and Midwest (collectively referred to as “MMO and affiliates”) since 1964. However, the Company has not written any new policies covering aircraft risks since March 31, 2002. The Company decided to exit the commercial aviation insurance business because it is highly competitive, had generated underwriting losses for most years during the 1990s, and because it is highly dependent on the purchase of substantial amounts of reinsurance, which became increasingly expensive after the events of September 11, 2001. This decision has enabled the Company to concentrate on its core lines of business, which include ocean marine, inland marine/fire and other liability.
In addition to managing the insurance pools as discussed below, the Company participates in the risks underwritten for the pools through New York Marine and Gotham. All premiums, losses and expenses are pro-rated among pool members in accordance with their pool participation percentages.
In 1997, the Company formed MMO EU as a holding company for MMO UK, which operated as a limited liability corporate vehicle to provide capacity for syndicates within Lloyd’s. In 2005 the Company sold MMO UK and MMO EU was liquidated in February 2007. In 1997, the Company acquired ownership of a Lloyd’s managing agency, which was subsequently renamed MMO Underwriting Agency, Ltd., and commenced underwriting in 1998 for the Company’s wholly owned subsidiary MMO UK. In 2000, MMO UK provided 100%, of the capacity for Lloyd’s Syndicate 1265, which primarily wrote marine insurance. The Company sold MMO Underwriting Agency Ltd. in 2000, in exchange for a minority interest in Cathedral Capital PLC, and Lloyd’s Syndicate 1265 was subsequently placed into runoff. “Runoff” is a term used to refer to an insurer that has ceased writing new insurance policies but that continues to exist for the purpose of paying claims on policies that it has already written. In 2003, the Company sold its minority interest in Cathedral Capital PLC. There have been no underwriting activities from these operations for the years ended 2008, 2007 and 2006.
The Pools
MMO, located in New York, PMMO, located in San Francisco, and Midwest, located in Chicago (the “Manager” or the “Managers”), manage the insurance pools in which the Company participates. In May 2007, the Company closed the PMMO office and its management activities were taken over by MMO and Midwest.

The Managers accept, on behalf of the pools, insurance risks brought to the pools by brokers and others. All premiums, losses and expenses are pro-rated among the pool members in accordance with their percentage participation in the pools. Originally, the members of the pools were insurance companies that were not affiliated with the Managers. New York Marine and Gotham joined the pools in 1972 and 1987, respectively. Subsequent to their initial entry in the pools, New York Marine and Gotham steadily increased their participation, while the unaffiliated insurance companies reduced their participation or withdrew from the pools entirely. Since 1997, the only pool members are New York Marine, and Gotham who together write 100% of the business produced by the pools. Since 2007, Southwest Marine has been a member in the pool and retains 100% of its direct writings. Southwest Marine also reinsures business written by New York Marine and Gotham effective for policies attaching on or after January 1, 2007 through a 5% quota share treaty.
Assets and liabilities resulting from the insurance pools are allocated to the members of the insurance pools based upon the pro-rata participation of each member in each pool in accordance with the terms of the management agreement entered into by and between the pool participants and the Managers.
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
As part of its compensation, the Managers also receive profit commissions on pool business ceded to reinsurers under various reinsurance agreements. Profit commissions on business ceded to reinsurers are calculated on an earned premium basis, using inception to date underwriting results for the various reinsurance treaties. Adjustments to commissions, resulting from revisions in coverage or audit premium adjustments, are recorded in the period when realized. Subject to review by the reinsurers, the Managers calculate the profitability of all profit commission agreements placed with various reinsurance companies.
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
Segments
The Company’s domestic insurance companies are New York Marine, Gotham and Southwest Marine. New York Marine and Gotham underwrite insurance business by accepting risks generally through insurance brokers. They engage in business in all 50 states and also accept business risks in such worldwide regions as Europe, Asia, and Latin America. Southwest Marine, which is currently licensed to engage in the insurance business in twenty-two states, including Arizona, primarily writes surety business, as well as excess and surplus lines policies in New York. See “Regulation.” The Company’s domestic insurance agencies are MMO, PMMO and Midwest. These agencies underwrite all the business for the domestic insurance companies.
The Company considers the four lines of business underwritten by its domestic insurance/agency companies as appropriate segments to report its business operations. They are ocean marine, inland marine/fire, other liability and aircraft. The Company’s overall performance is evaluated through these business segments. For additional segment disclosure information, see note 16 of Notes to Consolidated Financial Statements.
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
The following tables set forth the Company’s gross and net written premiums, after reinsurance ceded.

NYMAGIC Gross Premiums Written	Year ended December 31,
By Segment	2008		2007		2006
	(Dollars in thousands)
Ocean marine	$82,751	38%	$98,689	43%	$104,876	43%
Inland marine/Fire	16,128	7%	18,625	8%	21,595	9%
Other liability	118,378	55%	110,986	49%	114,754	48%

Subtotal	217,257	100%	228,300	100%	241,225	100%
Run off lines (Aircraft)	(3)	—	88	—	84	—

Total	$217,254	100%	$228,388	100%	$241,309	100%

NYMAGIC Net Premiums Written	Year ended December 31,
By Segment	2008		2007		2006
	(Dollars in thousands)
Ocean marine	$59,200	36%	$68,192	41%	$75,243	49%
Inland marine/Fire	4,538	3%	6,935	4%	7,097	4%
Other liability	101,424	61%	92,618	55%	72,231	47%

Subtotal	165,162	100%	167,745	100%	154,571	100%
Run off lines (Aircraft)	222	—	108	—	289	—

Total	$165,384	100%	$167,853	100%	$154,860	100%

Reinsurance Ceded
Ceded premiums written to reinsurers in 2008, 2007 and 2006 amounted to $51.9 million, $60.5 million and $86.4 million, respectively.
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

Generally, the Managers place reinsurance with companies which initially have an A.M. Best rating of A- (Excellent) or greater or which have sufficient financial strength, in management’s opinion, to warrant being used for reinsurance protection. The Managers also examine financial statements of reinsurers and review such statements for financial soundness and historical experience. In addition, the Company, through the pools, may withhold funds and/or obtain letters of credit under reinsurance treaties in order to collateralize the obligations of reinsurers. The Company monitors the financial status of all reinsurers on a regular basis. The Company holds letters credit as collateral for reinsurance obligations due to the Company from reinsurers. These letters of credit are from major banks including Citibank, Bank of America and JP Morgan Chase. While the banking industry has experienced significant turmoil over the past year, the Company has not experienced any difficulties in receiving cash from acting upon the draw downs on such letters of credit.
The Company attempts to limit its exposure from losses on any one occurrence through the use of various excess of loss, quota share and facultative reinsurance arrangements and endeavors to minimize the risk of default by any one reinsurer by reinsuring risks with many reinsurers. The Company utilizes many separate reinsurance treaties each year, generally with a range of 1 to 15 reinsurers participating on each treaty. Some reinsurers participate on multiple treaties. The Company utilizes both quota share (i.e., proportional) and excess of loss (i.e., non-proportional) reinsurance arrangements. In a quota share reinsurance contract, the reinsurers participate on a set proportional basis in both the premiums and losses. Conversely, in an excess of loss reinsurance arrangement, the reinsurers, in exchange for a pre-determined provisional premium, subject to upward adjustment based upon premium volume, agree to pay for that part of each loss in excess of an agreed upon amount. The Company’s retention of exposure, net of these treaties, varies among its different classes of business and from year to year, depending on several factors, including the pricing environment on both the direct and ceded books of business and the availability of reinsurance.
The Company has made certain changes in reinsurance strategies over the past few years. In 2006, the Company increased its exposure in the ocean marine line to a net loss retention of $5 million on any one risk. In 2007 and 2008 the Company maintained its net loss retention of $5 million per risk in the ocean marine line; however, the Company could absorb an additional amount up to $5 million depending upon the gross loss to the Company in excess of $5 million. However, in 2008 the Company’s net retention could be as low as $1 million for certain classes within ocean marine. The decisions to vary net retention levels in the ocean marine line were based upon the availability and cost of reinsurance in the ocean marine market.
In the wake of substantial losses arising from hurricanes Katrina and Rita in 2005, the excess of loss reinsurance market for the marine and energy line of business significantly contracted in 2006 and 2007, resulting in increases in both reinsurance costs and net loss retentions ($5 million per risk). This compared to a net loss retention of $3 million per risk in 2005. As a result of the increasing cost of reinsurance, the Company excluded energy business with exposures in the Gulf of Mexico from its ocean marine reinsurance program for 2006 and 2007. However, the Company purchased quota share reinsurance protection in each of those years for 80% of this portion of its energy business to reduce the potential impact of future catastrophe losses to the Company. In 2008, the Company’s energy business net retention after quota share reinsurance was subject to inclusion in the excess of loss program. The Company also monitored its overall concentration of rig exposures in the Gulf of Mexico, which resulted in a reduction in policy count in subsequent years when compared to 2005.
Effective January 1, 2009, the Company maintained its $5 million net retention per risk in the ocean marine line when compared to 2008, including maintaining the Company’s net retention as low as $1 million for certain classes within ocean marine, but eliminated an additional loss amount up to $5 million depending upon the gross loss to the Company in excess of $5 million. In addition, catastrophe losses are limited to $2 million plus reinstatement reinsurance costs. While the quota share reinsurance protection for energy business remains in effect for 2009, energy business was also included within the ocean marine reinsurance program.
Prior to 2006, the Company wrote excess workers’ compensation insurance on behalf of certain self-insured workers’ compensation trusts. Specifically, the Company wrote a $500,000 layer in excess of each trust’s self insured retention of $500,000. The gross premiums written for years prior to 2006 were reinsured under a 50% quota share reinsurance treaty. Beginning in 2006, the Company provided gross statutory limits on the renewals of its existing in force excess workers’ compensation policies to these trusts. Accordingly, the reinsurance structure was changed to accommodate the increase in gross limits. A general excess of loss treaty was secured in order to protect the Company up to $3 million on any one risk. The resulting net retention was then subject to a 70% quota share reinsurance treaty. In 2007, the Company increased its net retention to $5 million per occurrence covering two or more lives and eliminated the 70% quota share treaty. The net retention of $5 million per occurrence covering two or more lives was maintained in 2008 with coverage up to $50 million. As a result of these changes in underwriting and reinsurance structures, the gross, ceded and net premiums written changed substantially in this class of business in 2008 and 2007 when compared to 2006.
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
In 2008 the Company incurred gross losses of approximately $23.7 million in connection with Hurricanes Gustav and Ike, but because of the availability of its reinsurance the Company incurred only $5.0 million in net losses. In addition, the Company incurred approximately $1.6 million in reinsurance reinstatement premium costs in connection with these losses. The Company reinsures risks with several domestic and foreign reinsurers as well as syndicates of Lloyd’s. The Company’s largest unsecured reinsurance receivables as of December 31, 2008 were from the following reinsurers:

Reinsurer	Amounts	A.M. Best Rating
	(In millions)
Lloyd’s Syndicates (1)	$57.2	A (Excellent)
Swiss Reinsurance America Corporation	15.0	A (Excellent)
Transatlantic Reinsurance Company	7.9	A (Excellent)
Platinum Underwriters Reinsurance Company	7.3	A (Excellent)
FM Global (Arkwright)	4.3	A+ (Superior)
XL Reinsurance America Inc.	4.2	A (Excellent)
Munich Reinsurance America	4.0	A+ (Superior)
White Mountains Reinsurance Company of America	3.9	A- (Excellent)
General Reinsurance Corporation	3.8	A++ (Superior)
Liberty Mutual Insurance Company	3.7	A (Excellent)
Berkley Insurance Company	2.9	A+ (Superior)
Allianz Global Corporate & Specialty	2.4	A+ (Superior)
Everest Reinsurance	2.0	A+ (Superior)

Total	$118.6

(1)	Lloyd’s maintains a trust fund, which was established for the benefit of all United States ceding companies. Lloyd’s receivables represent amounts due from approximately 100 different Lloyd’s syndicates.
The reinsurance contracts with the above listed companies are generally entered into annually and provide coverage for claims occurring while the relevant agreement was in effect, even if claims are made in later years. The contract with Arkwright was entered into with respect to their participation in the pools.
At December 31, 2008, the Company’s reinsurance receivables from reinsurers other than those listed above were approximately $119.2 million, including amounts recoverable for paid losses, case loss reserves, IBNR losses and unearned premiums, and net of ceded balances payable. This amount is recoverable collectively from approximately 500 reinsurers or syndicates, no single one of whom was liable to the Company for an unsecured amount in excess of approximately $2 million.
Approximately 93% of the Company’s total reinsurance receivables as of December 31, 2008 are fully collateralized by letters of credit and or funds withheld, or reside with entities rated “A-” or higher by A.M. Best Company, or are subject to offsetting balances.

In the second quarter of 2008, the Company settled disputed reinsurance receivable balances with Equitas, a Lloyd’s of London company established to settle claims for underwriting years 1992 and prior, that resulted in a write-off of $9.4 million. Certain other reinsurers to which we previously ceded premiums are contesting coverage issues and their obligations to reinsure claims we paid on liability policies written during the period 1978 to 1985. The paid balances due from these companies collectively amount to approximately $1.5 million as of December 31, 2008. These reinsurers may also contest coverage on loss reserves ceded to them that will be paid in future periods. We are vigorously enforcing collection of these reinsurance receivables through arbitration proceedings and/or commutation, but an unfavorable resolution of these arbitration proceedings and commutation negotiations could be material to our results of operations. The Company maintains an estimate for amounts due from financially impaired reinsurers in our reserves for doubtful accounts on reinsurance receivables of $21.4 million and $14.1 million as of December 31, 2008 and December 31, 2007, respectively. There can be no assurance that this reserve will be adequate to provide for the ultimate loss from such reinsurers.
Ceded reinsurance activities had an impact on the Company’s financial position as follows:
1.	As of December 31, 2008 and 2007, the Company reported total ceded reinsurance payable of $23.8 million and $27.1 million, respectively.

2.	As of December 31, 2008 and 2007, the Company reported total reinsurance receivables on paid losses of $28.4 million and $38.8 million, respectively.

3.	As of December 31, 2008 and 2007, the Company reported total reinsurance receivables on unpaid losses of $213.9 million and $250.1 million, respectively.

4.	As of December 31, 2008 and 2007, the Company reported prepaid reinsurance premiums of $19.2 million and $21.7 million, respectively.
Reinsurance receivables on paid losses decreased in 2008 primarily due to the collection of ceded reinsurance recoverables on gross payments of hurricane Katrina and Rita losses, and the write off of disputed receivable balances with a reinsurer. Reinsurance receivables on unpaid losses decreased in 2008 primarily due to the payment of gross ocean marine losses and asbestos and environmental losses that were substantially reinsured and the subsequent reevaluation of reserves for doubtful accounts which reduced reinsurance recoverables by $3.0 million.
Ceded reinsurance payable decreased mainly as a result of the payment of reinsurance reinstatement premiums on hurricane losses.
Prepaid reinsurance premiums decreased mainly as a result of lower ceded premiums written, in the excess workers’ compensation class as a result of the change in reinsurance structure and in the ocean marine line due to lower cargo premiums.
Ceded reinsurance activities had an impact on the Company’s results from operations as follows:
1.	For the years ended December 31, 2008, 2007 and 2006 the Company reported total ceded premiums earned of $54.4 million, $68.4 million and $79.1 million, respectively.

2.	For the years ended December 31, 2008, 2007 and 2006 the Company reported ceded incurred losses and loss adjustment expenses of $27.0 million, $31.1 million and $63.3 million, respectively.
Ceded premiums earned decreased in 2008 when compared to 2007 primarily as a result of lower excess of loss and quota share reinsurance in the ocean marine and other liability lines of business. Ceded premiums earned decreased in 2007 when compared to 2006 primarily as a result of the elimination of the 70% quota share treaty covering excess workers’ compensation risks at the end of 2006.
Ceded incurred losses and loss adjustment expenses decreased in 2008 and 2007 when compared to 2006 as a result of the elimination of the 70% quota share treaty covering excess workers’ compensation risks at the end of 2006. 2007 benefited from less than anticipated development of prior year losses as a result of the closing of novation agreements for certain excess workers’ compensation policies. 2006 included additional loss development of $20 million resulting from hurricanes Rita and Katrina.
Ceded reinsurance activities had an impact on the Company’s cash flows as follows:
1.	The Company made reinsurance premium payments of $55.1 million, $78.3 million and $77.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

2.	The Company received reinsurance collections on paid losses of $65.8 million, $75.9 million and $57.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The increase in reinsurance premium payments in 2007 and 2006 relative to 2008 reflected reinsurance payments made under the excess workers’ compensation 70% quota share treaty and 80% energy quota share treaty as well as larger reinsurance reinstatement premium payments from hurricanes Katrina and Rita.
Cash collections of reinsurance recoverables increased in 2008 and 2007 relative to 2006 primarily due to hurricane losses.
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
The Company considers a variety of factors in its estimate of loss reserves. These elements include the length of the reporting tail (i.e. occurrence versus claims made coverage), the nature of the risk insured (i.e. property versus liability), the level of net retention per loss, large case reserve estimates or shock (large) losses, the emergence of identifiable trends in the statistical analysis of paid and incurred loss data, and the level of catastrophe losses incurred during the period.
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
Since January 1, 2001, the Company has entered into a number of new specialty classes of business including excess workers’ compensation, professional liability, commercial automobile and employment practices liability insurance as well as surety. The Company has limited history in these new classes, and accordingly there may be a higher degree of variability in our ability to estimate the ultimate losses associated with these new classes. Consequently, we are more likely to recognize unfavorable development as a trend, and increase estimates of ultimate losses, and less likely to recognize favorable development as a trend, until we have confirmed the trend in light of the uncertainty surrounding actual reporting, case reserve estimates and settlement tails.

3) Asbestos and environmental liabilities.
The Company establishes reserves (case and IBNR) for asbestos and environmental liabilities after evaluating information on specific claims including plaintiffs, defendants and policyholders’, as well as judicial precedent and legislative developments. The appropriateness of these estimated reserves is then evaluated through an analysis of the reserves under the following reserving methodologies: (i) ground up analysis, which reviews the Company’s potential exposures based upon actual policies issued; (ii) industry survival ratios; and (iii) market share statistics per loss settlement. The first, a specific ground up analysis, reviews potential exposures based upon actual policies issued by the Company that are known to have exposure to asbestos related losses. We may not have received specific reported losses from some of these assureds due to the high attachment point of the policies issued, but, given the Company’s experience with asbestos claims, and the fact that the evaluation of asbestos loss exposure is conducted by attorneys and consultants who are experts in the asbestos arena, we believe our estimate of these reserves is adequate. The second methodology evaluates this reserve using industry survival ratios (loss payments expected over a certain number of years) and the third methodology utilizes market share statistics per loss settlement (comparing favorably or unfavorably with the industry on settlements of known assureds).
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
The procedures we use for determining loss reserves on an interim basis are similar to the procedures we use on an annual basis. Case reserves are established in a consistent manner as at year end and IBNR at each interim period is determined after we consider actual loss development versus expected loss development for each business segment in evaluating the prior year’s loss development. Any favorable or adverse trends in loss development are compared with the prior year-end established loss reserves. Any shock losses, changes in loss payout patterns or material adjustments to case reserves are evaluated to ascertain whether the previously established provision for IBNR was adequate to support the loss development from these additional changes and changes to reserves are made as appropriate.
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
Net Loss Retention:
Our level of net loss retention was $5 million per risk in 2006, 2007 and 2008 in the ocean marine line business. This level of loss retention compares to $3 million in 2005, $4 million in 2004 and $2 million in 2003. The net loss retention in all other segments generally remained the same in 2008, 2007 and 2006 with the exception of excess workers’ compensation, which increased from approximately $900,000 in 2006 to $5 million in 2007 and 2008. The Company recognized favorable loss development in the ocean marine segment in 2008, 2007 and 2006 due in part to the net loss retention increasing in the ocean marine line over the past several years, and the actual loss emergence for the estimated higher net loss retention in those prior accident years was less than we had previously anticipated.
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
Our level of shock losses or large severity losses (excluding catastrophe losses) decreased in 2008 when compared to 2007 in the ocean marine segment. This was primarily the result of a $2.5 million cargo loss in 2007. Severity losses also decreased in the inland marine/fire segment in 2008 and 2007 when compared to 2006 and contributed to lower loss ratios in 2008 and 2007 when compared to 2006.
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
Our assumptions for the loss reporting tail in the other liability line changed with respect to contractor’s liability in 2005. We reached this conclusion after we re-evaluated its loss development factors based upon paid and incurred loss development. As a result, we reported favorable development in years prior to 2002 resulting from a lower than expected emergence of losses attributable to a shorter loss reporting tail than we had originally estimated. The shorter loss reporting tail was the result of a change in the mix of our liability business by deemphasizing policies covering elevator contractor liability and subcontractor liability and focusing more on policies covering general contractors and owner developers. As a result of this change in product mix, we determined that reserves previously established under loss development patterns established for our older book of business were not developing in accordance with the loss emergence from the more recent general contractor’s book. Consequently, we concluded in 2005, that the loss reporting tail would be shorter than we had previously anticipated, and this resulted in approximately $1.2 million in favorable loss development in 2005. While there was no significant loss experience noted in 2006 as a result of this assumption, we did see favorable loss development in 2007 and 2008 as a result of the emergence of this shorter loss reporting tail.
Frequency of Losses:
The level of frequency of losses in the inland marine/fire segment decreased in 2008 when compared to 2007 and 2006. The number of losses reported in the most recent accident year in the inland marine/fire segment was 79 in 2008, 140 in 2007 and 139 in 2006.

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
Our other liability line of business changed substantially in 2002 primarily due to the mix of business written. In 2008 and 2007, the Company recorded favorable loss development in accident years subsequent to 2002 due in part to the level of paid and reported loss activities and as a result lowered the original loss estimates for the 2003 through 2006 accident years. While the initial paid and incurred results indicate the potential for favorable development, if such trends continue in subsequent periods for accident years 2002 and thereafter, we may have additional favorable development to report for those periods. However, we cannot be certain that such favorable trends will continue, and accordingly, our estimate does not yet anticipate the potential for further favorable loss reserve development. We cannot estimate the quantitative impact of this potential favorable or unfavorable development until a subsequent evaluation of loss development in future quarters is made by comparing actual versus expected results.
The assumptions we used in estimating asbestos and environmental liabilities in 2008 and 2007 have remained consistent with 2006. We considered a specific ground up analysis, which reviewed our potential exposure based upon actual policies issued, industry survival ratios and market share statistics per loss settlement. While net losses incurred were $3.2 million in 2008, there were no major changes in net losses noted in 2007 to 2006. Gross incurred losses and loss adjustment expenses amounted to $10.4 million and $5.9 million and $9.9 million in 2008, 2007 and 2006, respectively.
Catastrophe Losses:
Catastrophe losses may be difficult to estimate due to the inability of the insured and claims adjusters to provide an adequate assessment of the overall loss. The difficulties of establishing reserves include the inability to access insured’s premises and certain legal issues surrounding the estimation of the insured loss.
The Company recorded total losses of $6.6 million from hurricanes Ike and Gustav in 2008. This resulted in $5.0 million in net losses incurred and $1.6 million in reinsurance reinstatement costs. Other than as specifically described above with respect to the change in business mix in the other liability line, we have not identified any key assumptions as of December 31, 2008 that are premised on future emergence that are inconsistent with our historical loss reserve development patterns.
Uncertainty in Reserve Estimates
The Company believes that the uncertainty surrounding asbestos/environmental exposures, including issues as to insureds’ liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions, the ingenuity of the plaintiff’s bar, legislative initiatives and unpredictable judicial results creates significant variability in determining the ultimate loss for asbestos/environmental related claims. Given the uncertainty in this area, losses from asbestos/environmental related claims may develop adversely and accordingly, management is unable to estimate reasonably likely changes in assumptions that could arise from asbestos/environmental related claims. Accordingly, the Company’s net unpaid loss and loss adjustment expense reserves in the aggregate, as of December 31, 2008, represent management’s best estimate of the losses that arose from asbestos and environmental claims. See “Asbestos and Environmental Reserves.”
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

For example, a change in the net loss retention by itself could result in a significant upward or downward adjustment of our reserve estimate. But, a change in the net loss retention assumption cannot be considered in isolation; it must be analyzed in light of its interplay with other assumptions including for instance, changes in the frequency of losses and changes in the level of shock losses and their effect on our reinsurance program. While the initial change to the level of net loss retention may result in a potential reserve adjustment, such change may at the same time be influenced by an increase in the frequency of losses. This would depend upon our ability to recover from our reinsurance program, which is a function of whether or not our losses can be aggregated. The combination of the changes in these assumptions may also trigger the exhaustion of one layer of reinsurance and the implication of another layer of reinsurance, with the concomitant result that there would be no change to, or an upward or downward adjustment to our loss reserve estimate. Similarly, we may vary our estimates of catastrophe losses or shock losses, but, because of the interplay between these losses and our reinsurance program, we may not change our estimate of net reserves. While anticipating larger catastrophe losses may have a significant impact on the gross loss reserve level, the effect of that change in assumption at the net level may be negligible, because of the applicability of reinsurance. This was evident in our experience with losses associated with hurricanes Katrina and Rita in 2005. While our combined gross and net loss reserve estimates as of December 31, 2005 were approximately $70.8 million and $6.6 million, respectively, the Company could suffer significant adverse gross loss development in periods after 2005 without making a material adjustment to the net loss reserve level as a result of the operation of the Company’s reinsurance program. Approximately $16 million and $20 million of adverse gross loss development occurred during 2007 and 2006, respectively, for which we determined no adjustment to the net loss level was necessary. There was no significant gross loss development on hurricanes Rita and Katrina in 2008.
Unpaid losses and loss adjustment expenses for each segment on a gross and net of reinsurance basis as of December 31, 2008 were as follows:

	Gross	Net
	(In thousands)
Ocean marine	$169,478	$101,830
Inland marine/Fire	21,057	8,971
Other liability	239,026	197,658
Aircraft	119,189	26,384

Total	$548,750	$334,843

In 2001, the Company recorded losses in its aircraft line of business as a result of the terrorist attacks of September 11, 2001 on the World Trade Center, the Pentagon and the hijacked airliner that crashed in Pennsylvania (collectively, the “WTC Attack”). At the time, because of the amount of the potential liability to our insureds (United Airlines and American Airlines) caused by the WTC Attack, we established reserves based upon our estimate of our insureds’ policy limits for gross and net liability losses. In 2004 we determined that a reduction in the loss reserves relating to the terrorist attacks of September 11, 2001 on the Pentagon and the hijacked airliner that crashed in Pennsylvania was warranted, because a significant number of claims that could have been made against our insureds were waived by prospective claimants when they opted to participate in the September 11th Victim Compensation Fund of 2001 (the “Fund”), and the statutes of limitations for wrongful death in New York and for bodily injury and property damage, generally, had expired, the latter on September 11, 2004. Our analysis of claims against our insureds, undertaken in conjunction with the industry’s lead underwriters in London, indicated that, because such a significant number of claims potentially emanating from the attack on the Pentagon and the crash in Shanksville had been filed with the Fund, or were time barred as a result of the expiration of relevant statutes of limitations, those same claims would not be made against our insureds. Therefore, we concluded that our insured’s liability and our ultimate insured loss would be substantially reduced. Consequently, we re-estimated our insured’s potential liability for the terrorist attacks of September 11, 2001 on the Pentagon and the hijacked airliner that crashed in Pennsylvania, and we reduced in 2004 our gross and net loss reserves by $16.3 million and $8.3 million, respectively.
In light of the magnitude of the potential losses to our insureds resulting from the WTC Attack, we did not reduce reserves for these losses until we had a high degree of certainty that a substantial amount of these claims were waived by victims’ participation in the Fund, or were time barred by the expiry of statutes of limitations, and we did not reach that level of certainty until September 2004, when the last of the significant statute of limitations, that applicable to bodily injury and property damage, expired.
In 2006 the Company recorded adverse loss development of approximately $850,000 in the aircraft line of business resulting primarily from losses assumed from the World Trade Center attack which were partially offset by a reduction in reserves relating to the loss sustained at the Pentagon after re-estimating the reserve based upon lower than expected settlements of claims paid during the year. There were no material changes in loss estimates for the WTC Attack in 2007 or 2008.
Overall, the aviation line of business has experienced adverse development in 2008, 2007 and 2006 largely related to the unfavorable settlement of large losses and the impact of uncollectible reinsurance.

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
At December 31, 2008, the Company’s gross, ceded and net loss and loss adjustment expense reserves for all asbestos/environmental policies amounted to $48.8 million, $37.3 million and $11.5 million, respectively, as compared to $52.4 million, $41.5 million and $10.9 million at December 31, 2007, respectively.
The Company believes that the uncertainty surrounding asbestos/environmental exposures, including issues as to insureds’ liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions renders it difficult to determine the ultimate loss for asbestos/environmental related claims. Given the uncertainty in this area, losses from asbestos/environmental related claims may develop adversely and accordingly, management is unable to reasonably predict the range of possible losses that could arise from asbestos/environmental related claims. Accordingly, the Company’s net unpaid loss and loss adjustment expense reserves in the aggregate, as of December 31, 2008, represent management’s best estimate of the losses that arise from asbestos and environmental claims.
The following table sets forth the Company’s net loss and loss adjustment expense experience for asbestos/environmental policies for each of the past three years:

	Year ended December 31,
	2008	2007	2006
	(In thousands)
Asbestos/Environmental

Net unpaid losses and loss adjustment expenses (including IBNR) at the beginning of the period	$10,864	$12,222	$12,960
Net incurred losses and loss adjustment expenses	3,200	(43)	576
Net paid loss settlements	(2,212)	(766)	(945)
Net loss adjustment expenses payments (cost of administering claims)	(317)	(549)	(369)

Net unpaid losses and loss adjustment expenses (including IBNR) at end of period	$11,535	$10,864	$12,222

The following sets forth a reconciliation of the number of claims relating to asbestos/environmental policies for each of the past three years:

	Year ended December 31,
	2008	2007	2006
Number of claims pending at beginning of period	384	401	469
Number of claims reported	88	74	80
Number of claims settled/dismissed or otherwise resolved	(105)	(91)	(148)

Number of claims pending at end of period	367	384	401

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
The net cumulative redundancy (deficiency) represents, as of December 31, 2008, the aggregate change in the estimates over all prior years. The changes in re-estimates have been reflected in results from operations over the periods shown.
The gross cumulative redundancy (deficiency) of unpaid losses and loss adjustment expenses represents the aggregate change in the estimates of such losses over all prior years starting with the 1998 calendar year.

The Company calculates its loss reserves on the basis of management’s best estimate and does not calculate a range of loss reserve estimates. In six out of the past ten years, the Company has recorded redundancies in its net loss reserve position. The Company’s considered view, in light of this history, is that management is highly sensitive to the nuances of the Company’s lines of business and that establishing net loss reserves based upon management’s best estimate gives the Company greater assurance that its net loss reserves are appropriate. It is the Company’s position that calculating a range of loss reserve estimates may not reflect all the volatility between existing loss reserves and the ultimate settlement amount. The low frequency and high severity of many of the risks we insure coupled with the protracted settlement period make it difficult to assess the overall adequacy of our loss reserves. Based upon the foregoing, the Company believes that its history of establishing adequate net loss reserves using its best estimate compares favorably with industry experience.
The Company considers a variety of factors in its estimate of loss reserves. These elements include, but are not necessarily limited to, the level of catastrophe losses incurred during the period, the length of the reporting tail (i.e. occurrence versus claims made coverage), the nature of the risk insured (i.e. property versus liability), the level of net retention per loss and the emergence of identifiable trends in the statistical analysis of paid and incurred loss data. Case loss reserves are determined by evaluating reported claims on the basis of the type of loss involved, knowledge of the circumstances surrounding the claim and the policy provisions relating to the type of loss. IBNR losses are estimated on the basis of statistical information with respect to the probable number and nature of losses, which have not yet been reported to the Company. The Company uses various actuarial methods in calculating IBNR including an evaluation of IBNR by the use of historical paid loss and incurred data utilizing the Bornheutter-Ferguson method.
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

	Year ended December 31,
	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
	(Dollars in thousands)
Estimated Liability for Net Unpaid Losses and Loss Adjustment Expenses	213,589	196,865	199,685	210,953	208,979	242,311	255,479	289,217	292,941	306,405	334,843

Cumulative Amount of Net Losses and Loss Adjustment Expenses Paid as a Percentage of Original Estimate:

1 Year Later	20%	24%	28%	30%	8%	18%	17%	25%	22%	23%
2 Years Later	35%	39%	56%	30%	24%	27%	33%	38%	40%
3 Years Later	43%	53%	64%	41%	32%	38%	45%	53%
4 Years Later	51%	58%	70%	47%	43%	49%	57%
5 Years Later	55%	63%	72%	55%	53%	61%
6 Years Later	59%	64%	79%	62%	65%
7 Years Later	60%	70%	84%	73%
8 Years Later	65%	74%	93%
9 Years Later	68%	82%
10 Years Later	75%

Net Liability Re-estimated including Cumulative Net Paid Losses and Loss Adjustment Expenses as a Percentage of Original Estimate:

1 Year Later	94%	96%	105%	102%	99%	94%	95%	97%	95%	101%
2 Years Later	87%	94%	108%	101%	94%	89%	90%	91%	96%
3 Years Later	84%	95%	104%	96%	90%	86%	88%	94%
4 Years Later	85%	91%	103%	94%	88%	86%	94%
5 Years Later	82%	92%	102%	92%	90%	94%
6 Years Later	83%	90%	102%	94%	100%
7 Years Later	82%	90%	103%	104%
8 Years Later	82%	91%	114%
9 Years Later	82%	101%
10 Years Later	91%

Net Cumulative Redundancy (Deficiency)	19,304	(1,753)	(27,050)	(7,748)	17	14,841	15,423	16,814	13,045	(2,683)

Gross Unpaid Losses and Loss Adjustment Expenses	401,584	425,469	411,267	534,189	516,002	518,930	503,261	588,865	579,179	556,535	548,750

Reinsurance Recoverable on Unpaid Losses and Loss Adjustment Expenses	187,995	228,604	211,582	323,236	307,023	276,619	247,782	299,648	286,238	250,130	213,907

Reserve Re-estimated Gross	467,711	481,504	492,667	591,467	524,751	499,950	482,702	600,690	554,917	549,380

Reserve Re-estimated Reinsurance Recoverable	273,426	282,886	265,932	372,766	315,789	272,480	242,646	328,287	275,021	240,291

Gross Cumulative Redundancy/(Deficiency)	(66,127)	(56,035)	(81,400)	(57,278)	(8,749)	18,979	20,559	(11,825)	24,261	7,155
The net loss reserve deficiency reported for the 1999, 2000, 2001 and 2007 calendar years is primarily attributable to the unfavorable resolution of a dispute in calendar year 2008 over reinsurance receivables with a reinsurer as well as a reevaluation of the provision for doubtful reinsurance receivables that resulted in total losses of $12.4 million. The net loss reserve deficiency reported for the 2000 calendar year also reflects adverse development from the Company’s operations in Lloyd’s that ended in 2001 due to higher than expected claim frequencies and the emergence of longer than expected loss development patterns.

Gross loss reserve deficiencies were reported in six out of ten years. Even though gross loss reserve deficiencies were reported in those years, the Company reported redundancies in net loss reserves in three of those six years. The gross loss reserve deficiencies were brought about in 1998-2001 by adverse loss development from operations in London and adverse gross loss development in our umbrella (other liability) business as a result of additional development of asbestos losses occurring from the 1970s and 1980s. Asbestos and environmental liabilities are difficult to estimate for many reasons, including the long waiting periods between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the damage. Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for asbestos and environmental liabilities. However, much of this gross loss reserve deficiency in the other liability line resulted in smaller net deficiencies due to a substantial amount of the gross loss reserve being reinsured. The smaller net deficiencies were more than offset by redundancies occurring in the Company’s ocean marine line. In addition during 1998-2000, a few large severity losses in the Company’s core lines also contributed to adverse gross loss development. These losses were also substantially reinsured and thereby resulted in an insignificant impact on net loss development. The adverse gross loss development in 2005 is largely attributable to additional gross loss development on hurricanes Katrina and Rita as a result of our insured’s reassessment of the impact of these hurricane losses. All of the gross development from hurricanes Katrina and Rita is reinsured and results in an insignificant impact on net development.
The following table provides a reconciliation of the Company’s consolidated liability for losses and loss adjustment expenses at the beginning and end of 2008, 2007 and 2006:

	Year ended December 31,
	2008	2007	2006
	(In thousands)
Net liability for losses and loss adjustment expenses at beginning of year	$306,405	$292,941	$289,217

Provision for losses and loss adjustment expenses occurring in current year	107,275	103,664	93,803
Increase (decrease) in estimated losses and loss adjustment expenses for claims occurring in prior years (1)	2,683	(13,820)	(7,667)

Net loss and loss adjustment expenses incurred	109,958	89,844	86,136

Less:
Losses and loss adjustment expense payments for claims occurring during:
Current year	9,887	12,136	9,641
Prior years	71,633	64,244	72,771

	81,520	76,380	82,412

Net liability for losses and loss adjustment expenses at end of year	334,843	306,405	292,941

Ceded unpaid losses and loss adjustment expenses at end of year	213,907	250,130	286,238

Gross unpaid losses and loss adjustment expenses at end of year	$548,750	$556,535	$579,179

(1)	The adjustment to the consolidated liability for losses and loss adjustment expenses for losses occurring in prior years reflects the net effect of the resolution of losses for other than full reserve value and subsequent readjustments of loss values.

The adverse loss reserve development of $2.7 million in 2008 resulted primarily from the resolution of a dispute over reinsurance receivables with a reinsurer and the reevaluation of the reserve for doubtful reinsurance receivables that contributed $12.4 million of adverse development in 2008 for both the other liability and ocean marine lines of business for accident years prior to 1999. Further contributing to adverse loss development was $3.2 million from asbestos and environmental losses in the other liability line for accident years prior to 1999. Partially offsetting this adverse development in the other liability line was favorable development in the contractors class as a result of lower than anticipated incurred loss development of approximately $3.6 million in the 2004-2006 accident years. The ocean marine line also reported favorable development of approximately $14.0 million in the 2004-2006 accident years largely as a result of lower reported and paid loss trends. The inland marine/fire segment also reported favorable loss development partially due to larger than expected reinsurance recoveries in accident years 2005-2006. Contributing to the adverse development in 2008 was approximately $3.5 million in adverse development from the runoff aviation class relating to accident years prior to 2002 as a result of settlements of larger severity losses including provisions for uncollectible reinsurance.
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
The $7.7 million decrease in 2006 primarily reflected favorable development in the 2005 and 2004 accident years for the ocean marine line of business due in part to lower settlements of case reserve estimates, higher than expected receipts of salvage and subrogation recoveries and lower emergence of actual versus expected losses. Partially offsetting this benefit was adverse development in the 2005 and 2004 accident years in both of the commercial auto and surety classes as a result of higher than initially anticipated loss ratios. The Company’s first full year of writing commercial auto and surety premiums was 2004.
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

The following table sets forth the reconciliation of the consolidated net liability for losses and loss adjustment expenses based on statutory accounting principles for the domestic insurance companies to the consolidated amounts based on accounting principles generally accepted in the United States of America (“GAAP”) as of December 31, 2008, 2007 and 2006:

	Year ended December 31,
	2008	2007	2006
	(In thousands)
Net liability for losses and loss adjustment expenses reported based on statutory accounting principles	$306,673	$289,912	$275,296
Liability for losses and loss adjustment expenses assumed from two former pool members (excludes $0, $3,370 and $3,379 at December 31, 2008, 2007 and 2006, accounted for in the statutory liability for losses and loss adjustment expenses)	13,014	7,667	9,438
Other, net	15,156	8,826	8,207

Net liability for losses and loss adjustment expenses reported based on GAAP	334,843	306,405	292,941
Ceded liability for unpaid losses and loss adjustment expenses	213,907	250,130	286,238

Gross liability for unpaid losses and loss adjustment expenses	$548,750	$556,535	$579,179

Regulation
The Company’s domestic insurance companies are regulated by the insurance regulatory agencies of the states in which they are authorized to do business. New York Marine is licensed to engage in the insurance business in all states. Gotham is permitted to write excess and surplus lines insurance on a non-admitted basis in all states other than New York. Gotham is licensed to engage in the insurance business in the State of New York and, as such, cannot write excess and surplus business in that state. Southwest Marine is licensed to engage in the insurance business in Arizona as well to engage in surety business in twenty-two additional states and it is authorized to write excess and surplus lines insurance in New York.
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
The domestic insurance company subsidiaries also file statutory financial statements with each state in the format specified by the NAIC. The NAIC provides accounting guidelines for companies to file statutory financial statements and provides minimum solvency standards for all companies in the form of risk-based capital requirements. The authorized control level of Risk Based Capital for New York Marine, Gotham and Southwest were $35.9 million, $4.7 million and $1.2 million at December 31, 2008, respectively. The policyholders’ surplus (the statutory equivalent of net worth) of each of the domestic insurance companies is above the minimum amount required by the NAIC.
The NAIC’s project to codify statutory accounting principles was approved by the NAIC in 1998. The purpose of codification was to provide a comprehensive basis of accounting for reporting to state insurance departments. The approval of codified accounting rules included a provision for the state insurance commissioners to modify such accounting rules by practices prescribed or permitted for insurers in their state. However, there were no differences reported in the statutory financial statements for the years ended 2008, 2007 and 2006 between the prescribed state accounting practices and those approved by the NAIC.
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

New York Marine and Gotham are subject to examination by the Insurance Department of the State of New York. The examinations of New York insurance companies normally occur every three to five years. Their most recent report on examinations were for the year ended December 31, 2005. There were no significant adjustments which resulted from those examinations. Southwest Marine is subject to examination by the Arizona Department of Insurance, but because it was only recently authorized to engage in the insurance business in Arizona it has not yet been examined.
The following table shows, for the periods indicated, the Company’s consolidated domestic insurance companies’ statutory ratios of net premiums written (gross premiums less premiums ceded) to policyholders’ surplus:

	Year ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Net premiums written	$165,384	$167,853	$154,860	$133,892	$137,128
Policyholders’ surplus	189,383	207,233	197,289	186,848	181,633

Ratio	.87 to 1	.81 to 1	.78 to 1	.72 to 1	.75 to 1
While there are no statutory requirements applicable to the Company which establish permissible premium to surplus ratios, guidelines established by the NAIC provide that the statutory net premiums written to surplus ratio should be no greater than 3 to 1. The Company is well within those guidelines.
NYMAGIC’s principal source of income is dividends from its subsidiaries, which are used for payment of operating expenses, including interest expense, loan repayments and payment of dividends to NYMAGIC’s shareholders. The maximum amount of dividends that may be paid to NYMAGIC by the domestic insurance company subsidiaries is regulated by the states in which the Company’s insurance subsidiaries are domiciled. Within these limitations, the maximum amount which could be paid to the Company out of the domestic insurance companies’ surplus to the holding company was approximately $18.6 million as of December 31, 2008. There were no dividends declared by the insurance subsidiaries in 2008 and the Company does not expect to receive dividends from its insurance subsidiaries in 2009.
The Company’s subsidiaries have paid dividends to the Company of $6.8 million, $14.5 million and $13.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. There were no extraordinary dividends paid during this period. During 2008, the Company also made capital contributions of $32.5 million to its insurance subsidiary New York Marine and purchased $6.1 million in overdue receivables from New York Marine.
The statutory guidance for evaluating impairment on mortgage-backed securities has been modified effective January 1, 2009. Under the prior guidance, impairment was recognized by a review of cash flows on an undiscounted basis and no impairment has been recognized by the Company as of December 31, 2008. This compares to $40.7 million in cumulative impairment charges recorded under a GAAP basis as of December 31, 2008. In 2009, the statutory guidance for impairment will be evaluated utilizing a review of discounted cash flows. While the Company does not anticipate that the evaluation in 2009 will result in any impairment charges, if there are impairment charges they could be material to statutory surplus.
Each of New York Marine and Gotham is required to invest an amount equal to the greater of its minimum capital or its minimum policyholder surplus in obligations of the United States, obligations of the State of New York or its political subdivisions, obligations of other states and obligations secured by first mortgage loans. Sixty percent of that amount is required to be invested in obligations of the United States or obligations of the State of New York or its political subdivisions. In addition, each of New York Marine and Gotham is required to invest an amount equal to 50% of the aggregate amount of its unearned premium, loss and loss adjustment expense reserves in the following categories: cash, government obligations, obligations of U.S. institutions, preferred or guaranteed shares of U.S. institutions, loans secured by real property, real property, certain permitted foreign investments and development bank obligations. Investments in the foregoing categories are also subject to detailed quantitative and qualitative limitations applicable to individual categories and to an overall limitation that no more than 10% of each insurance company’s assets may be invested in any one institution. After each of New York Marine and Gotham invests an amount equal to 50% of its unearned premium, loss and loss adjustment reserves in the foregoing investments, each of New York Marine and Gotham may invest in equity and partnership interests, securities issued by registered investment companies and other otherwise impermissible investments, subject to applicable laws and regulatory requirements. Southwest Marine is also subject to certain investment limitations imposed by the state of Arizona, but invests in U.S. Treasury securities and high-grade short-term securities.
Several states have established guaranty funds which serve to provide the assured with payments due under policies issued by insurance companies that have become insolvent. Insurance companies that are authorized to write in these states are assessed a fee, normally based on direct writings in a particular state, to cover any payments made or to be made by guaranty funds. The Company’s insurance subsidiaries are subject to such assessments in the various states. The amounts paid for such assessments were approximately $31,000, $230,000 and $330,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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
Each insurer has an insurer deductible under TRIA, which is based upon the prior year’s direct commercial earned premiums that are subject to the Act. The professional liability, commercial automobile, surety and reinsurance lines are not subject to the act. For 2008, that deductible was 20% of direct commercial earned premiums in 2007. For the years 2009 through 2014, the insurer’s deductible is 20% of the prior year’s direct earned premium and the federal government will reimburse the insurer for 85% of insured losses that exceed the deductible. The Company’s insurer deductible under TRIA was approximately $32 million in 2008, $24 million in 2007 and $25 million in 2006.
TRIA will assist the Company to mitigate exposure in the event of loss from an act of terrorism. In addition, part of the insurer deductible might be satisfied by recoveries under the Company’s existing reinsurance program. The Company could further minimize its potential loss from an act of terrorism by purchasing reinsurance protection, but elected not to purchase such reinsurance for 2006, 2007 or 2008.
Investment Policy
The Company follows an investment policy, which is reviewed quarterly and revised periodically by management and is approved by the Finance Committee of the Board of Directors. The investments of the Company’s subsidiaries conform to the requirements of the applicable state insurance laws and regulations, as well as the National Association of Insurance Commissioners (the “NAIC”) (See “Regulations”). The Company recognizes that an important component of its financial results is the return on invested assets. As such, management establishes the appropriate mix of traditional fixed income securities and other investments (including equity and equity-type investments; e.g. hedge funds) to maximize rates of return while minimizing undue reliance on low quality securities. Overall investment objectives are to (i) seek competitive after-tax income and total return, while being cognizant of the impact certain investment decisions may have on the Company’s shareholders’ equity, (ii) maintain, in aggregate, medium to high investment grade fixed income asset quality, (iii) ensure adequate liquidity and marketability to accommodate operating needs, (iv) maintain fixed income maturity distribution commensurate with the Company’s business objectives and (v) provide portfolio flexibility for changing business and investment climates. The Company’s investment strategy incorporates guidelines (listed below) for asset quality standards, asset allocations among investment types and issuers, and other relevant criteria for the investment portfolio. In addition, invested asset cash flows, from both current income and investment maturities, are structured after considering the amount and timing of projected liabilities for losses and loss adjustment expenses under the Company’s insurance subsidiaries’ insurance policies using actuarial models.
The investment policy for NYMAGIC as of December 31, 2008 was as follows:
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
Equity and Alternative Investments (Hedge Funds): Investments in this category (including convertible securities) may be made without limitation. With respect to Hedge Fund investments, no more than 10% of assets allocated to hedge funds shall be invested in any single fund without the prior approval of the Finance Committee of the Board of Directors. Similarly, no more than 40% of assets allocated to hedge funds shall be concentrated in any one strategy without the prior approval of the Finance Committee of the Board of Directors.

The investment policy for New York Marine as of December 31, 2008 was as follows:
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
Fixed Income Portfolio: Obligations of the U.S. Government, its instrumentalities, and government sponsored agencies will not be restricted as to amount or maturity. At least 75% of the corporate and tax-exempt investments in the fixed income portfolio will be restricted to those obligations rated, at a minimum, Baa3 by Moody’s or BBB- by S&P. For purposes of this calculation, the liquidity portfolio also will be included. Concentration will not exceed 5% of policyholder’s surplus at the time of purchase as last reported to the New York State Insurance Department. However, individual investments in floating rate super senior mortgages rated AAA by S&P, will not exceed 15% of policyholders’ surplus and collectively will not exceed 50% of total invested assets. For those securities with fixed interest rates, maturities will not exceed 30 years from date of purchase. At least 75% of the investments in asset backed securities shall similarly be rated, at a minimum, Baa3 by Moody’s or BBB- by S&P. At the time of purchase, individual issues will be restricted to 5% of policyholders’ surplus as last reported to the New York State Insurance Department. For those securities with fixed interest rates, maturities will not exceed 30 years from date of purchase. At least 75% of preferred stock investments with sinking funds will, at a minimum, be rated Baa3 by Moody’s or BBB- by S&P. Individual issues will be limited to 5% of policyholder’s surplus. All individual issues of Fannie Mae and Freddie Mac preferred stocks shall not exceed 10% of policyholders’ surplus. Prior notice to the Company is required in the event of a planned sale of a security in a loss position that exceeds 10% of its cost.
Equity and Alternative Investments (Hedge Funds): Investments in this category (including convertible securities) will not exceed in aggregate 50% of policyholders’ surplus or 30% of total investments whichever is greater. Equity investments in any one issuer will not exceed 5% of policyholders’ surplus at the time of purchase as last reported to the New York State Insurance Department. Investments in any individual hedge fund will not exceed 5% of policyholders’ surplus. For the purposes of this 5% limitation, in the event that an individual hedge fund is comprised of a pool (basket) of separate and distinct hedge funds, then this 5% limitation will apply to the individual funds within the pool (or basket).
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

The following sets forth the allocation of our investment portfolio as of the dates indicated:

		Average			Average
		S&P			S&P
	December 31, 2008	Rating	Percent	December 31, 2007	Rating	Percent

Fixed maturities held to maturity (amortized cost):
Mortgage-backed securities	$61,246,212	AAA	11.20%	$—		—

Total fixed maturities held to maturity	$61,246,212		11.20%	$—		—

Fixed maturities available for sale (fair value):
U.S. Treasury securities	$40,783,969	AAA	7.46%	$14,335,541	AAA	2.04%
Municipal obligations	90,483,461	AA+	16.54%	7,810,318	A1	1.11%
Corporate securities	13,710,996	A+	2.51%	5,853,942	BB+	0.83%
Mortgage-backed securities	—		—	134,890,799	AAA	19.25%

Total fixed maturities available for sale	$144,978,426	AAA	26.51%	$162,890,600	AAA	23.23%

Fixed maturities trading (fair value):
Municipal obligations	$17,399,090	AA+	3.18%	$70,243,560	AA+	10.02%
Commercial middle market debt	—		—	8,293,725	B+	1.18%

Total fixed maturities trading	$17,399,090	AA+	3.18%	$78,537,285	AA+	11.20%

Total fixed maturities	$223,623,728	AAA	40.89%	$241,427,885	AA+	34.43%

Equity securities trading (fair value):
Preferred stock	$11,822,620	A-	2.16%	$66,325,265	AA-	9.46%

Total equity securities	$11,822,620	A-	2.16%	$66,325,265	AA-	9.46%

Short-term investments (approximating fair value)	110,249,779	AAA	20.16%	165,000	AAA	0.02%
Cash	75,672,102		13.83%	204,913,343		29.23%

Total fixed maturities, equity securities, cash and short-term investments	$421,368,229		77.04%	$512,831,493		73.14%

Commercial loans (fair value)	2,690,317	B-	0.49%	—		—
Limited partnership hedge funds (equity)	122,927,697		22.47%	188,295,547		26.86%

Total investment portfolio	$546,986,243		100.00%	$701,127,040		100.00%

Details of the mortgage-backed securities portfolio as of December 31, 2008 are presented below based on publicly available information:

				Weighted	Average
				Average	FICO	D60+	Credit
				Loan to	Credit	Delinquency	Support	S&P	Moody’s
Security description	Issue date	Amortized cost	Fair value	Value % (1)	Score (2)	Rate (3)	Level (4)	Rating	Rating
AHMA 2006-3	7/2006	$12,213,748	$8,511,737	85.9	704	31.6	45.2	AAA	Aaa
CWALT 2005-69	11/2005	7,900,234	6,051,403	82.0	697	39.7	49.4	AAA	Aaa
CWALT 2005-76	12/2005	7,865,446	5,944,599	82.8	700	41.5	50.5	AAA	Aaa
RALI 2005-QO3	10/2005	7,921,593	5,528,142	82.1	704	35.3	48.8	AAA	Aaa
WaMu 2005-AR17	12/2005	6,746,777	4,639,000	75.4	714	19.7	47.2	AAA	Aaa
WaMu 2006-AR9	7/2006	9,170,145	6,229,337	75.8	730	21.4	27.1	AAA	Aaa
WaMu 2006-AR13	9/2006	9,428,269	5,425,214	76.5	728	19.2	27.8	AAA	Aaa

		$61,246,212	$42,329,432

(1)	The dollar-weighted average amortized loan-to-original value of the underlying loans at February 25 2009.

(2)	Average FICO of remaining borrowers in the loan pool at February 25, 2009.

(3)	The sum of the percentage of loans that are grouped within the 60 days delinquent, 90 days delinquent, foreclosure and real estate owned categories at February 25, 2009.

(4)	The current credit support provided by subordinate ranking tranches within the overall security structure at February 25, 2009.
The Company has investments in residential mortgage-backed securities (“RMBS”) amounting to $61.2 million at December 31, 2008. These securities are classified as held to maturity after the Company transferred these holdings from the available for sale portfolio effective October 1, 2008. The adjusted cost basis of these securities is based on a determination of the Fair Value of these securities on the date they were transferred.
The Fair Value of each RMBS investment is determined under SFAS 157. Fair Value is determined by estimating the price at which an asset might be sold on the measurement date. There has been a considerable amount of turmoil in the U.S. housing market in 2007 and 2008, which has led to market declines in such securities. Because the pricing of these investments is complex and has many variables affecting price including, projected delinquency rates, projected severity rates, estimated loan to value ratios, vintage year, subordination levels, projected prepayment speeds, expected rates of return required by prospective purchasers, etc., the estimated price of such securities will differ among brokers depending on these facts and assumptions. While many of the inputs utilized in pricing are observable, many other inputs are unobservable and will vary depending upon the broker. During periods of market dislocation, such as the current market conditions, it is increasingly difficult to value such investments because trading becomes less frequent and/or market data becomes less observable. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods that are more complex. For example, assumptions regarding projected delinquency and severity rates have become increasingly pessimistic due to market uncertainty connected with these types of investments and requirements for high expected returns using pessimistic assumptions as required by the limited number of prospective purchasers of such securities in the present market. This has resulted in lower estimated quotes of estimated market prices. These inputs are used in pricing models to assist the broker in estimating a current price for these investments. Accordingly, the market price or Fair Value may not be reflective of the intrinsic value of a security or indicative of the ultimate expected receipt of future cash flows. The Fair Value of such securities at December 31, 2008 was $42.3 million.

The Company performs a cash flow analysis for each of these securities, which attempts to estimate the likelihood of any future impairment. While the Company does not believe there are any other-than-temporary impairments (“OTTI”) currently, future estimates may change depending upon the actual housing statistics reported for each security to the Company. This may result in future charges based upon revised estimates for delinquency rates, severity or prepayment patterns. These changes in estimates may be material. These securities are collateralized by pools of “Alt-A” mortgages, and receive priority payments from these pools. The Company’s securities rank senior to subordinated tranches of debt collateralized by each respective pool of mortgages. The Company has collected all applicable interest and principal repayments on such securities to date. As of February 25, 2009 the levels of subordination ranged from 27% to 51% of the total debt outstanding for each pool. Delinquencies within the underlying mortgage pools (defined as payments 60+ days past due plus foreclosures plus real estate owned) ranged from 19.2% to 41.5% of total amounts outstanding. In March 2008, delinquencies ranged from 3.4% to 21.2%. Delinquency rates are not the same as severity rates, or actual loss, but are an indication of the potential for losses of some degree in future periods. In each case, current pool subordination levels by individual security remain in excess of current pool delinquency rates.
The Company has both the ability and the intent to hold such securities until maturity. Prior to the transfer to the held to maturity classification, the Company incurred cumulative write-downs from OTTI declines in the Fair Value of these securities after any recapture, amounting to $40.7 million through September 30, 2008. The collection of principal repayments on these securities through December 31, 2008 resulted in $2.1 million in realized investment gains as a result of the recapture of previous write-downs of investment balances. The Company sold two of its RMBS investments in September 2008 resulting in cumulative realized investment losses of $11.0 million. The net realized loss included previous OTTI declines in Fair Value of $9.7 million through the dates of sale.
These RMBS investments, as of December 31, 2008 were rated AAA/Aaa by S&P/Moody’s. As of March 9, 2009, these securities are rated AAA or AAA- by S&P and Caa1 to A1 by Moody’s. On March 9, 2009 S&P announced that 9,430 tranches of mortgage securities had been placed on Credit Watch for potential downgrades. The tranches of securities owned by the Company were not included in this list, however, other junior tranches of securities within the RMBS owned by the Company were included in the list. While the Company’s securities were not included in that S & P Credit Watch listing, there is the possibility that they may be downgraded in the future.
Relationship with Mariner Partners, Inc.
The Company’s investments are monitored by management and the Finance Committee of the Board of Directors. The Company entered into an investment management agreement with Mariner Partners, Inc. (“Mariner”) effective October 1, 2002 that was amended and restated on December 6, 2002. Mariner is an investment management company founded by William J. Michaelcheck, a member of our Board of Directors. Mr. Michaelcheck is the beneficial owner of a substantial amount of the stock of Mariner. One of Mariner’s wholly-owned subsidiaries, Mariner Investment Group, Inc., which we refer to as the Mariner Group, was founded in 1992 and, together with its affiliates, provides investment management services to investment funds, reinsurance companies and a limited number of institutional managed accounts. The Mariner Group has been a registered investment adviser since May 2003. As described in more detail under “Mariner Investment Management Agreement,” under the terms of the agreement, Mariner manages the Company’s, New York Marine’s and Gotham’s investment portfolios. Fees to be paid to Mariner are based on a percentage of the investment portfolio as follows: .20% of liquid assets, .30% of fixed maturity investments and 1.25% of hedge fund (limited partnership) investments. Southwest Marine entered into an investment management agreement, the substantive terms of which are identical to those set forth above, with the Mariner Group, effective March 1, 2007. In addition to Mr. Michaelcheck, George R. Trumbull, a director of the Company, A. George Kallop, President and Chief Executive Officer and a director of the Company, and William D. Shaw, Jr., Vice Chairman and a director of the Company, are also associated with Mariner.
Mariner also entered into a voting agreement with Mark W. Blackman, Blackman Investments, LLC (now Lionshead Investments, LLC) and certain trusts and foundations affiliated with Louise B. Tollefson, of which Robert G. Simses, Chairman, and a director of the Company, is trustee, on February 20, 2002. As described in more detail under “Voting Agreement,” Mariner, with the approval of two of the three voting agreement participating shareholders, is generally authorized to vote all of the common shares covered by the voting agreement, which constituted approximately 16.06% of the Company’s issued and outstanding shares of common stock as of March 2, 2009.
The voting agreement also gives Mariner the right to purchase up to 1,350,000 shares of the Company’s common stock from the voting agreement participating shareholders. The option exercise price per share is based on the date the option is exercised. At the time the voting agreement was signed, the option exercise price was $19.00, with the exercise price increasing $0.25 per share every three months, subject to deduction for dividends paid. The exercise price of the option as of March 2, 2009 was $24.34. Generally, Mariner’s option will expire 30 days after the termination of the voting agreement, which is scheduled to terminate on December 31, 2010, if not terminated earlier.

Voting Agreement
On February 20, 2002, shareholders who are affiliated with the Blackman/Tollefson family entered into a voting agreement with Mariner, which affected approximately 16.06% of the voting power of NYMAGIC as of March 2, 2009.
The shares subject to the voting agreement were originally held by John N. Blackman, Sr., who founded the Company in 1972 and died in 1988. The shareholders who are parties to the voting agreement are either heirs of Mr. Blackman, whom we refer to as our founder, or entities established or controlled by them. Three of those shareholders are designated in the voting agreement as “participating shareholders” and have the specific rights described below. The participating shareholders are as follows:
•	Mark W. Blackman, a son of our founder and Louise B. Tollefson, is a participating shareholder in his individual capacity. He was a member of our Board of Directors from 1979 until May 2004 and served as our President from 1988 to 1998. He has been our Chief Underwriting Officer since June 2002 and our Executive Vice President since September 2005. Mr. Blackman was re-appointed to our Board of Directors on March 6, 2009.

•	John N. Blackman, Jr., a son of our founder and Louise B. Tollefson, acts as a participating shareholder in his dual capacity as controlling member of Lionshead Investments LLC and co-trustee of the Blackman Charitable Remainder Trust dated April 1, 2001. He was a member of our Board of Directors from 1975 until May 2004 and served as Chairman of the Board from 1988 to 1998.

•	Robert G. Simses acts as a participating shareholder in his capacity as sole trustee of the Louise B. Tollefson 2000 Florida Intangible Tax Trust dated December 12, 2000 and the Louise B. Blackman Tollefson Family Foundation dated March 24, 1998. We refer to these trusts and foundations as the Tollefson trusts. The settlor of these trusts, Louise B. Tollefson, is the former wife of our founder and was a member of our Board of Directors from 1986 to 2001. Mr. Simses has been a member of our Board of Directors since 2001 and has been Chairman since 2008. He is also Managing Partner of the law firm of Simses & Associates and President and Chief Operating Officer of The William H. Pitt Foundation Inc. Mr. Simses serves on the board of directors of Tiptree Financial, a limited partnership in which Tricadia Capital, which is associated with Mariner, is the general partner.
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
Following the sale of common stock in December 2003 by certain shareholders that are parties to the voting agreement, the Company was no longer a “controlled company” as defined in the New York Stock Exchange Listed Company Manual. Accordingly, the Company was required to have a majority of independent directors by December 16, 2004. In order to permit the Company to comply with this requirement certain provisions of the voting agreement relating to the nomination of directors and the size of the Board of Directors were amended on February 24, 2004. On October 12, 2005 the voting agreement was amended and restated to (i) limit the number of shares subject to the voting agreement; (ii) reduce the number of shares subject to Mariner’s option from 1,800,000 to 1,350,000, (iii) extend the termination date of the voting agreement from February 15, 2007 to December 31, 2010; and, (iv) to adjust the rights of the parties to nominate candidates to the Board of Directors. The voting agreement was further amended and restated on October 15, 2008 in order to conform its embedded option with the provisions of Section 409A of the IRS Code.

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
Election of Directors
Provided that the candidates of the participating shareholders would not be legally disqualified from serving as directors of NYMAGIC, Mariner is required to vote all shares that are subject to the amended and restated voting agreement in favor of the election of those candidates, or any successor or replacement candidates, nominated by the participating shareholders. Mariner is not permitted to vote the shares subject to the amended and restated voting agreement to remove any director nominated by a participating shareholder without the consent of that participating shareholder. In accordance with the general voting provisions discussed above under the heading “Voting Rights of Mariner,” Mariner is permitted to vote the shares subject to the amended and restated voting agreement to elect its own candidates only with the written approval of two of the three participating shareholders. In connection with the election of directors at the annual meeting of shareholders in 2008, all three of the participating shareholders approved the voting of those shares to elect the three candidates nominated by Mariner.
Nomination of Directors
Prior to the amendment and restatement of the voting agreement dated October 12, 2005, the voting agreement provided for our Board of Directors to consist of nine directors. Pursuant to an action taken by our Board of Directors on September 14, 2005 without reference to the voting agreement, the size of the Board was increased in number from nine to 11, and Messrs. A. George Kallop, our President and Chief Executive Officer, who served on our Board of Directors from 2002 to May 2004, and Glenn R. Yanoff, who served on our Board of Directors from 1999 to May 2004, were elected to the Board. Mr. Yanoff, now an Executive Vice President of the Company, resigned from our Board of Directors in 2008.

On March 24, 2008, John R. Anderson, Glenn Angiolillo, Ronald J. Artinian, John T. Baily, A. George Kallop, David E. Hoffman, William J. Michaelcheck, William D. Shaw, Jr., Robert G. Simses, George R. Trumbull, III and David W. Young were nominated for election to the Board at the next annual meeting of shareholders.
•	Prior to the 2005 amendment and restatement of the voting agreement, Mariner was entitled to nominate three candidates to the Board. Following the amendment and restatement of the voting agreement, Mariner is entitled to nominate four candidates for election to the Board. The four current directors who were nominated by Mariner are William J. Michaelcheck, George R. Trumbull, III, William D. Shaw, Jr., who serves as our Vice Chairman and A. George Kallop, the President and Chief Executive Officer of the Company.

•	Prior to the 2005 amendment and restatement of the voting agreement, each participating shareholder was entitled to nominate one candidate to the Board. Following the 2005 amendment and restatement of the voting agreement, each of Mark W. Blackman and Lionshead Investments, LLC is entitled to nominate one candidate for election to the Board and Robert G. Simses is entitled to nominate two candidates to the Board, provided that the candidates nominated by Mark W. Blackman and Lionshead Investments, LLC and one of the candidates nominated by Mr. Simses shall qualify as independent directors under the rules of the New York Stock Exchange and all other applicable laws and regulations. The two current directors nominated by Mark W. Blackman and Lionshead Investments, LLC are Glenn Angiolillo and John R. Anderson, and the two current directors nominated by Robert G. Simses are Robert G. Simses and Ronald J. Artinian.

•	Prior to the 2005 amendment and restatement of the voting agreement, our Chief Executive Officer was entitled to nominate three candidates to the Board. Following the 2005 amendment and restatement of the voting agreement, our Chief Executive Officer is entitled to nominate three candidates for election to the Board, all of whom shall qualify as independent directors under the rules of the New York Stock Exchange and all other applicable laws and regulations. The three current directors who were nominated by Mr. Kallop are David W. Young, John T. Baily and David E. Hoffman.
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
The option exercise price per share is based on the date the option is exercised. At the time the voting agreement was signed, the option exercise price was $19.00, with the exercise price increasing $0.25 per share every three months. The initial exercise price of $19.00 was approximately equal to the mid-point of the market price of our common stock and the book value of our common stock during the period in which the voting agreement was negotiated. The final exercise price, for exercises between November 15, 2010 and December 31, 2010 is $27.75 per share. The exercise price will be adjusted by deducting the cumulative amount of dividends paid by us in respect of each share of its common stock from January 31, 2003 through the date Mariner exercises its option. This option was granted with the intention of aligning Mariner’s interests with the interests of all of our shareholders. The exercise price of the option as of March 2, 2009 was $24.34 per share.
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
On April 4, 2002, Mariner entered into an agreement with each of William D. Shaw, Jr., the Company’s Vice Chairman, and A. George Kallop, the Company’s President and Chief Executive Officer, whereby Mariner agreed to hold a portion of the option covering 315,000 shares of NYMAGIC as nominee for each of Mr. Shaw and Mr. Kallop. Effective January 1, 2005, Mr. Shaw waived his interest in the option covering 315,000 shares of NYMAGIC and became a shareholder of Mariner. On April 12, 2005, Mariner and George R. Trumbull entered into an agreement pursuant to which Mariner agreed to hold a portion of the option covering 450,000 shares of NYMAGIC as nominee for Mr. Trumbull, and on October 12, 2005 they amended the agreement by reducing the number of option shares to 337,500. On October 12, 2005 Mariner and Mr. Kallop amended their agreement by reducing the number of option shares to 236,250.
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
The Company incurred Mariner investment expenses of $2,894,022, $2,951,404 and $2,887,985 pursuant to the investment management agreements in 2008, 2007 and 2006, respectively. Assuming these agreements are in effect in 2009, the Company would not anticipate any significant change in investment expenses. In the event that assets in the hedge fund and equity portfolio are invested in alternative investment vehicles managed by Mariner or any of its affiliates, the 1.25% advisory fee is waived with respect to those investments, although any fees imposed by the investment vehicles themselves are nonetheless payable.
In 2003, the Company acquired a 100% interest in a limited partnership hedge fund, Mariner Tiptree (CDO) Fund I, L.P. (“Tiptree”), subsequently known as Tricadia CDO Fund, L.P. (“Tricadia”) and since June 2008 known as Altrion Capital, L.P. (“Altrion”). Altrion was originally established to invest in collateralized debt obligation (“CDO”) securities, commercial loan obligation (“CLO”) securities, credit related structured (“CRS”) securities and other structured products, as well as commercial loans, that are arranged, managed or advised by a Mariner affiliated company. See “Relationship with Mariner Partners, Inc.” Under the provisions of the limited partnership agreement, the Mariner affiliated company was entitled to 50% of the net profit realized upon the sale of certain collateralized debt obligations held by the Company. The investment in Altrion was previously consolidated in the Company’s financial statements. On August 18, 2006, the Company entered into an Amended and Restated Limited Partnership Agreement, effective August 1, 2006, with Tricadia Capital, LLC (“Tricadia Capital”), the general partner, and the limited partners named therein (the “Amended Agreement”), to amend and restate the existing Limited Partnership Agreement of Mariner Tiptree (CDO) Fund I, L.P. entered into in 2003 (the “Original Agreement”). The Amended Agreement changed the name of the partnership, amended and restated in its entirety the Original Agreement and provides for the continuation of the partnership under applicable law upon the terms and conditions of the Amended Agreement. The Amended Agreement, among other items, substantially changed the fee income structure, as well as provides for the potential conversion of limited partnership interests to equity interests. The fee income was changed in the Amended Agreement from 50% of the fee received by the investment manager in connection with the management of CDOs in Altrion to a percentage of fees equal to the pro-rata portion of the CDO equity interest held by Altrion, but in any event, no less than 12.5%. The Amended Agreement also provides for an additional CDO fee to be determined based upon the management fees earned by the investment manager. These changes resulted in a reduction in the variability of Altrion thereby lowering or decreasing its expected losses as well as represented a change in the entity’s governing documents or contractual arrangements that changed the characteristics of Altrion’s equity investment at risk. As a result of these substantive changes to the Original Agreement, the Company concluded that it is no longer the party most closely associated with Altrion and deconsolidated Altrion from its financial statements as of August 1, 2006 and has since included Altrion as a limited partnership investment at equity in the financial statements. Approximately $6.9 million in uses of cash flows in 2006 resulted from the effect of deconsolidation of the Altrion limited partnership investment. The deconsolidation had no impact on the Company’s Statement of Income for the year ended December 31, 2006.
In 2003, the Company made an investment of $11.0 million in Altrion. Additional investments of $4.65 million, $2.7 million and $6.25 million were made in 2004, in 2005 and on April 27, 2007, respectively. The Company was previously committed to providing an additional $15.4 million, or a total of approximately $40 million, in capital to Altrion by August 1, 2008. Altrion, however, waived its right to require the Company to contribute its additional capital commitment of $15.4 million and accordingly, the Company’s obligation to make such capital contribution has expired. In addition, the Company withdrew $10 million of its capital from Altrion during July 2008. Withdrawals require one year’s prior written notice to the hedge fund manager. The Company has submitted a redemption notice to Altrion. The Company is uncertain as to whether cash and/or securities will be received as payment of the redemption proceeds.

As a result of the turmoil in the U.S. housing industry in 2007 and 2008 and its effect on mortgage-backed securities and illiquid securities, Altrion has not assembled any CDO or CLO assets as market conditions have precluded any such activity. Altrion also has an investment in Tiptree Financial Partners LP (“Tiptree Financial”), which was formed in 2008 to trade CLOs, but because of market conditions a substantial portion of Tiptree Financial’s invested assets were as of December 31, 2008 and currently remain in cash.
Investment expenses incurred and payable under the Tiptree agreement at December 31, 2008 and December 31, 2007 amounted to $844,387 and $(812,646), respectively, and were based upon the fair value of those securities held and sold during 2008 and 2007, respectively. This agreement also provides for other fees payable to the manager based upon the operations of the hedge fund. There were no other fees incurred through December 31, 2008.
William J. Michaelcheck, a director of the Company, is the Chairman of Mariner and is the beneficial owner of a substantial amount of the stock of Mariner. George R. Trumbull, a director of the Company, A. George Kallop, President and Chief Executive Officer and a director of the Company, and William D. Shaw, Jr., Vice Chairman and a director of the Company, are also associated with Mariner. Currently, Mr. Shaw is a shareholder of Mariner and Messrs. Trumbull and Kallop have contractual relationships with Mariner relating to consulting services. The Company had a consulting agreement with William D. Shaw, Jr. pursuant to which it paid him $100,000 in 2008 for consulting services relating to the Company’s managing its relations with the investment community and other managerial advice and counsel. As noted above, pursuant to the amended and restated voting agreement, Mariner controlled the vote of approximately 16.06% of NYMAGIC’s outstanding voting securities as of March 2, 2009.
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
Subsidiaries
NYMAGIC was formed in 1989 to serve as a holding company for the subsidiary insurance companies. NYMAGIC’s largest insurance company subsidiary is New York Marine, which was formed in 1972. Gotham was organized in 1986 as a means of expanding into the excess and surplus lines marketplace in states other than New York and Southwest Marine was organized in 2005 as a means of expanding into excess and surplus lines in New York. New York Marine and Gotham entered into a Reinsurance Agreement, effective January 1, 1987, under the terms of which Gotham cedes 100% of its gross direct business to New York Marine and assumes 15% of New York Marine’s total retained business, beginning with the 1987 policy year. Accordingly, for policy year 1987 and subsequent, Gotham’s underwriting statistics are similar to New York Marine’s. As of December 31, 2008, 75% and 25% of Gotham’s common stock is owned by New York Marine and NYMAGIC, respectively. Southwest Marine and New York Marine entered into a reinsurance agreement effective January 1, 2007, under the terms of which, New York Marine cedes 5% of its gross direct business to Southwest Marine. Southwest Marine retains 100% of its direct writings. New York Marine owns 100% of Southwest Marine’s common stock.
Gotham does not assume or cede business to or from other insurance companies. As of December 31, 2008, New York Marine had aggregate receivables due from Gotham of approximately $48 million, or 27% of New York Marine’s policyholders’ surplus, and aggregate receivables due from Southwest Marine of approximately $7 million, or 4% of New York Marine’s policyholders’ surplus. Gotham had aggregate reinsurance receivables due from New York Marine, as of December 31, 2008, of approximately $71 million, or 127% of Gotham’s policyholders’ surplus.
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

The Company has been a 100% limited partner in Altrion, a limited partnership that invests in CDO securities, CRS securities and other structured product securities, but because the limited partnership agreement was amended and restated in 2006 the Company ceased consolidating this investment as of August 1, 2006 as a result of an amended agreement that provides for substantial changes in the source of revenues and the potential conversion of limited partnership interests to equity interests. The Company includes this investment in limited partnerships at equity.
Competition
The insurance industry is highly competitive and the companies, both domestic and foreign, against which the Company competes, are often larger and could have greater capital resources than the Company and the pools. The Company’s principal methods of competition are pricing and responsiveness to the individual insured’s coverage requirements.
We compete in the United States and international markets with domestic and international insurance companies. In the area of our primary focus, ocean marine liability, there are approximately 50 insurance companies writing almost $3.1 billion in annual premiums for ocean, drill rig, hull, war, cargo and other marine liability. The Company and our main competitors’ collective share of this market, as determined by Best’s Aggregates and Averages, 2008 Edition (which used 2007 data), is 83.3%. The three companies with the largest market shares are: American International Group, 14.0%; Travelers Insurance Companies, 9.6%; ACE INA Group, 8.6%. Our market share is approximately 2.2%.
With regard to the Company’s other lines of business, the magnitude of the market is such that our market share is insignificant. Within the overall property, casualty and professional liability insurance markets, the Company seeks to take advantage of attractive niche opportunities. Much of this business is written on a surplus lines basis, which gives the company considerable flexibility in terms of forms and rates. While the Company is a significant writer of excess workers’ compensation business, overall excess workers’ compensation writings are a small fraction of overall workers’ compensation writings.
The Company believes it can successfully compete against other companies in the insurance market due to its philosophy of underwriting quality insurance, its reputation as a conservative well-capitalized insurer and its willingness to forego unprofitable business.
Employees
The Company currently employs 159 persons. None of our employees is covered by a collective bargaining agreement and management considers the relationship with our employees to be good.
Code of Conduct and Corporate Governance Documents
The Company maintains a separate, independent, as defined under the New York Stock Exchange rules, Audit Committee of five directors who have been appointed by the Board of Directors: Messrs. Glenn Angiolillo, Ronald J. Artinian, John T. Baily (Chairman and financial expert), David E. Hoffman and David W. Young.
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
We are required to maintain reserves to cover our estimated ultimate liability of losses and loss adjustment expenses for both reported and unreported claims incurred. These reserves are only estimates of what we think the settlement and administration of claims will cost based on our assumptions and facts and circumstances known to us. The low frequency and high severity of many of the risks we insure coupled with the protracted settlement period make it difficult to assess the overall adequacy of our loss reserves. Because of the uncertainties that surround estimating loss reserves and loss adjustment expenses, we cannot be certain that ultimate losses will not exceed these estimates of losses and loss adjustment reserves. The level of catastrophe losses has fluctuated in the past and may fluctuate in the future. In 2005 the Company incurred significant catastrophe losses from hurricanes Katrina and Rita. In 2008 the Company incurred significant catastrophe losses from hurricanes Gustav and Ike. After tax losses resulting from catastrophes in 2008, 2007 and 2006 amounted to $4.3 million, $0 and $0.7 million, respectively. If our reserves were insufficient to cover our actual losses and loss adjustment expenses, we would have to augment our reserves and incur a charge to our earnings. These charges could be material.
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
Our business is concentrated in ocean marine, excess and surplus lines property, casualty and professional liability, and excess workers’ compensation lines of insurance, and if market conditions change adversely or we experience large losses in these lines, it could have a material adverse effect on our business.
As a result of our strategy to focus on specialty products in niches where we believe that we have underwriting and claims expertise and to decline business where pricing does not afford what we consider to be acceptable returns, our business is concentrated in ocean marine, excess and surplus lines property, casualty and professional liability, and excess workers’ compensation lines of insurance. If our results of operations from any of these specialty lines are less favorable for any reason, including lower demand for our products on terms and conditions that we find appropriate, flat or decreased rates for our products or increased competition, the reduction could have a material adverse effect on our business.
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

We are dependent on our key personnel.
Our success has been, and will continue to be, dependent on our ability to retain the services of our existing key executive officers and to attract and retain additional qualified personnel in the future. We consider our key officers to be George Kallop, our President and Chief Executive Officer, George Sutcliffe, our Senior Vice President-Claims, Paul Hart, our Senior Vice President, General Counsel and Secretary, Thomas Iacopelli, our Executive Vice President, Chief Financial Officer and Treasurer, Mark Blackman, our Executive Vice President and Chief Underwriting Officer, Craig Lowenthal, our Senior Vice President and Chief Information Officer and David Hamel, our Senior Vice President and Corporate Controller. In addition, our underwriting staff is critical to our success in the production of business. While we do not consider any of our key executive officers or underwriters to be irreplaceable, the loss of the services of any of our key executive officers or underwriters or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct our business, for example, by causing disruptions and delays as workload is shifted to existing or new employees.
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
Our investment portfolio consists of fixed income securities including mortgage-backed securities, short-term U.S. government-backed fixed income securities and a diversified portfolio of hedge funds. Both the fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions.
For example, the fair market value of our fixed income securities increases or decreases in an inverse relationship with fluctuations in interest rates. The fair market value of our fixed income securities can also decrease as a result of any downturn in the business cycle that causes the credit quality of those securities to deteriorate. Similarly, hedge fund investments are subject to various economic and market risks. The risks associated with our hedge fund investments may be substantially greater than the risks associated with fixed income investments. Consequently, our hedge fund portfolio may be more volatile and the risk of loss greater than that associated with fixed income investments. Furthermore, because the hedge funds in which we invest sometimes impose limitations on the timing of withdrawals from the funds, our inability to withdraw our investment quickly from a particular hedge fund that is performing poorly could result in losses and may affect our liquidity. All of our hedge fund investments have timing limitations. Most hedge funds require a 90-day notice period in order to withdraw funds. Some hedge funds may require a withdrawal only at the end of their fiscal year. We may also be subject to withdrawal fees in the event the hedge fund is sold within a minimum holding period, which may be up to one year. Many hedge funds have invoked gated provisions that allow the fund to disperse redemption proceeds to investors over an extended period. The Company is subject to such restrictions which may delay the receipt of hedge fund proceeds.
The Company has investments in residential mortgage-backed securities (“RMBS”) amounting to $61.2 million at December 31, 2008. These securities are classified as held to maturity after the Company transferred these holdings from the available for sale portfolio effective October 1, 2008. The adjusted cost basis of these securities is based on a determination of the Fair Value of these securities on the date they were transferred.
The Fair Value of each RMBS investment is determined under SFAS 157. Fair Value is determined by estimating the price at which an asset might be sold on the measurement date. There has been a considerable amount of turmoil in the U.S. housing market in 2007 and 2008, which has led to market declines in such securities. Because the pricing of these investments is complex and has many variables affecting price including, projected delinquency rates, projected severity rates, estimated loan to value ratios, vintage year, subordination levels, projected prepayment speeds, expected rates of return required by prospective purchasers, etc., the estimated price of such securities will differ among brokers depending on these facts and assumptions. While many of the inputs utilized in pricing are observable, many other inputs are unobservable and will vary depending upon the broker. During periods of market dislocation, such as the current market conditions, it is increasingly difficult to value such investments because trading becomes less frequent and/or market data becomes less observable. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods that are more complex. For example, assumptions regarding projected delinquency and severity rates have become increasingly pessimistic due to market uncertainty connected with these types of investments and requirements for high expected returns using pessimistic assumptions as required by the limited number of prospective purchasers of such securities in the present market. This has resulted in lower estimated quotes of estimated market prices. These inputs are used in pricing models to assist the broker in estimating a current price for these investments. Accordingly, the market price or Fair Value may not be reflective of the intrinsic value of a security or indicative of the ultimate expected receipt of future cash flows. The Fair Value of such securities at December 31, 2008 was $42.3 million.

The Company performs a cash flow analysis for each of these securities, which attempts to estimate the likelihood of any future impairment. While the Company does not believe there are any other-than-temporary impairment (“OTTI”) impairments currently, future estimates may change depending upon the actual housing statistics reported for each security to the Company. This may result in future charges based upon revised estimates for delinquency rates, severity or prepayment patterns. These changes in estimates may be material. These securities are collateralized by pools of “Alt-A” mortgages, and receive priority payments from these pools. The Company’s securities rank senior to subordinated tranches of debt collateralized by each respective pool of mortgages. The Company has collected all applicable interest and principal repayments on such securities to date. As of February 25, 2009 the levels of subordination ranged from 27% to 51% of the total debt outstanding for each pool. Delinquencies within the underlying mortgage pools (defined as payments 60+ days past due plus foreclosures plus real estate owned) ranged from 19.2% to 41.5% of total amounts outstanding. In March 2008, delinquencies ranged from 3.4% to 21.2%. Delinquency rates are not the same as severity rates, or actual loss, but are an indication of the potential for losses of some degree in future periods. In each case, current pool subordination levels by individual security remain in excess of current pool delinquency rates.
The Company has both the ability and the intent to hold such securities until maturity. Prior to the transfer to the held to maturity classification, the Company incurred cumulative write-downs from OTTI declines in the Fair Value of these securities after any recapture, amounting to $40.7 million through September 30, 2008. The collection of principal repayments on these securities through December 31, 2008 resulted in $2.1 million in realized investment gains as a result of the recapture of previous write-downs of investment balances. The Company sold two of its RMBS investments in September 2008 resulting in cumulative realized investment losses of $11.0 million. The net realized loss included previous OTTI declines in Fair Value of $9.7 million through the dates of sale.
These RMBS investments, as of December 31, 2008 were rated AAA/Aaa by S&P/Moody’s. As of March 9, 2009, these securities are rated AAA or AAA- by S&P and Caa1 to A1 by Moody’s. On March 9, 2009 S&P announced that 9,430 tranches of mortgage securities had been placed on Credit Watch for potential downgrades. The tranches of securities owned by the Company were not included in this list, however, other junior tranches of securities within the RMBS owned by the Company were included in the list. While the Company’s securities were not included in that S & P Credit Watch listing, there is the possibility that they may be downgraded in the future.
The statutory guidance for evaluating impairment on mortgage-backed securities has been modified effective January 1, 2009. Under the prior guidance, impairment was recognized by a review of cash flows on an undiscounted basis and no impairment has been recognized by the Company as of December 31, 2008. In 2009, the statutory guidance for impairment will be evaluated utilizing a review of discounted cash flows. While the Company does not anticipate that the evaluation in 2009 will result in any impairment charges, if there are impairment charges they could be material to statutory surplus.
Our deferred tax asset may required additional valuation allowance.
The Company’s deferred tax assets of $35.5 million at December 31, 2008 is net of a valuation allowance that includes $17.5 million provided for the uncertainty that the Company can fully utilize all deferred taxes that arose from capital losses incurred. To the extent that the Company generates future capital gains to offset these losses, it may recover some or all of this amount. There is no assurance that the Company will be able to generate capital gains in future periods. Federal capital loss carryforwards can be carried forward from 2009 to 2013. As a result of such expiration dates, the Company may not be able to fully utilize all amounts by such dates.
To the extent that unrealized losses increase in future periods, we may be limited in the ability to provide for any income tax benefit. Accordingly, our valuation allowance may increase to account for the unrecoverability of capital losses.
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

Computer system risks.
We rely on our computer equipment, software and technical personnel to accumulate data in order to quote new and existing business, record loss reserves, pay claims and maintain historical statistical information. Any disruption of this process would affect many aspects of our business. Computer risks include hardware failures, software defects, incompatibility of related systems, improper inputs from technical and operational personnel, and functional obsolescence due to the rapid advance of technology and the expanding needs of our business to remain competitive. Risks also include the costs of testing and implementing new systems to take advantage of new technology and charging off unamortized expenses related to software and equipment that has no further useful life. For example, during 2007 we incurred $3.4 million in after tax charges from the write-off of computer equipment and software after determining that such software did not have the necessary functionality to effectively conduct our business operations and no longer possessed any future service potential. We are currently scheduled to implement a new computer system in 2009, but in the event that such system does not operate as intended, we could suffer from the inability to quote business or pay claims in a timely manner. The Company has capitalized $3.1 million in computer software expenses in 2008. The Company anticipates additional capital expenses, in the range of $3-$5 million, to implement a new computer system in 2009. In the event that such systems are not deemed to be adequate to conduct the Company’s business, the Company may incur substantial write off charges.
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
Our holding company structure involves significant risks.
NYMAGIC is a holding company whose most significant assets consist of the stock of its operating subsidiaries and investments in various financial instruments. Thus, our ability to pay our debts, pay dividends on our common stock, make additional capital contributions to our insurance subsidiaries, and meet other holding company obligations may be dependent on the earnings and cash flows of our subsidiaries, the ability of the subsidiaries to pay dividends or to advance or repay funds to us, and the amount and liquidity of the investments held in the holding company. This ability is subject to general economic, financial, competitive, regulatory and other factors beyond our control. On March 6, 2009, the Company declared a dividend of $.04 to shareholders of record on March 31, 2009, payable on April 7, 2009. The reduction in dividend amount from prior quarters reflected the Company’s cautious economic outlook. As discussed above, payment of dividends and advances and repayments from our operating subsidiaries are regulated by the state insurance laws and regulatory restrictions. Accordingly, our operating subsidiaries may not be able to pay dividends or advance or repay funds to us in the future, which could impair our ability to pay our debts, pay dividends on our common stock, make additional capital contributions to our insurance subsidiaries, and meet other holding company obligations. There were no dividends declared by the insurance subsidiaries in 2008 and the Company may not receive dividends from its insurance subsidiaries in 2009.
Because of the concentration of the ownership of, and the thin trading in, our common stock, you may have difficulties in selling shares of our common stock.
Currently, the ownership of our stock is highly concentrated. Historically, the trading market in our common stock has been thin. As reported by Bloomberg, L.P., in 2006, 2007 and 2008 our average monthly trading volumes were 425,167, 1,377,719 and 816,576 shares, respectively. In 2006, we had two days on which none of our shares traded; there were no such non-trading days in 2007 or 2008. We cannot assure you that the trading market for our common stock will become more active on a sustained basis. Therefore, you may have difficulties in selling shares of our common stock.
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
Several of our shareholders, together with some of their affiliates, have entered into a voting agreement with Mariner, which will last until December 31, 2010, unless terminated earlier. This voting agreement authorizes Mariner, with the approval of any two of three participating shareholders under the voting agreement, to vote all the shares covered by the agreement. Among other matters, the voting agreement addresses the composition of our board of directors. The shares covered by the voting agreement currently represent approximately 16.06% of our outstanding shares of common stock as of March 2, 2009. As a result, to the extent that Mariner votes those shares in accordance with the voting agreement, Mariner and the participating shareholders could significantly influence most matters on which our shareholders have the right to vote. This means that other shareholders might be less able to impact voting decisions than they would have if they made a comparable investment in a company that did not have a concentrated block of shares subject to a voting agreement.
The voting agreement and the concentration of our stock ownership in the hands of a few shareholders could impede a change of control and could make it more difficult to effect a change in our management.
Because approximately 16.06% of our currently outstanding stock is subject to the voting agreement, it may be difficult for anyone to effect a change of control that is not approved by the parties to the voting agreement. Even if the participating shareholders were to terminate the voting agreement, their collective share ownership would still be substantial, so that they could choose to vote in a similar fashion on a change of control and have a significant impact on the outcome of the voting. And, even without taking into account the voting agreement, the participating shareholders and our directors and executive officers beneficially own approximately 42.22% of our issued and outstanding common stock as of March 2, 2009. The voting agreement and the concentration of our stock ownership could impede a change of control of NYMAGIC that is not approved by the participating shareholders and which may be beneficial to shareholders who are not parties to the voting agreement. In addition, because the voting agreement, together with the concentration of ownership, results in the major shareholders determining the composition of our Board of Directors, it also may be more difficult for other shareholders to attempt to cause current management to be removed or replaced.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company does not own, directly or indirectly, any real estate. The Company leases office space for day-to-day operations in the following cities:
New York metro area — 70,751 square feet
Chicago — 3,500 square feet
San Francisco — 2,000 square feet
The Company’s principal executive offices are approximately 69,000 square feet in size and are located at 919 Third Avenue, New York, New York 10022. The Company entered into a sublease for approximately 28,000 square feet of this space, which commenced on March 1, 2003 and expires on July 30, 2016. In April 2005, the Company signed an amendment to the sublease, for approximately 10,000 square feet of additional space. The amended sublease expires on July 30, 2016. The minimum monthly rental payments of $141,276 under the amended sublease include the rent paid by the Company for the original sublease. Rent payments under the amended sublease commenced in 2005 and end in 2016, with payments amounting to $20.8 million, collectively, over the term of the agreement. In June 2007, the Company leased an additional 30,615 square feet at the principal executive location in New York City. The lease provides for minimum monthly rental payments of $197,722 beginning in 2008 and $210,478 beginning in 2013. The lease expires on July 30, 2016. In 2008, the Company entered into a lease for 2,136 square feet for the office space for its newly formed MMO Agencies, an underwriting division of the Company. The office is located in Long Island, New York. Rent payments under the lease end in 2013, with payments amounting to approximately $370,000, collectively, over the term of the agreement. The lease expires in May 2013.
Item 3. Legal Proceedings
The Company previously entered into reinsurance contracts with a reinsurer that is now in liquidation. On October 23, 2003, the Company was served with a Notice to Defend and a Complaint by the Insurance Commissioner of the Commonwealth of Pennsylvania, who is the liquidator of this reinsurer, alleging that approximately $3 million in reinsurance claims paid to the Company in 2000 and 2001 by the reinsurer are voidable preferences and are therefore subject to recovery by the liquidator. The liquidator subsequently revised the claim to approximately $2 million. The Company filed Preliminary Objections to Plaintiff’s Complaint, denying that the payments are voidable preferences and asserting affirmative defenses. These Preliminary Objections were overruled on May 24, 2005 and the Company filed its Answer in the proceedings on June 15, 2005. On December 7, 2006 the liquidator filed a motion of summary judgment to which the Company responded on December 19, 2006 by moving for a stay, pending the resolution of a similar case currently pending before the Supreme Court of the Commonwealth of Pennsylvania. As of March 1, 2009, the Supreme Court of the Commonwealth of Pennsylvania issued a ruling in the similar case that supports the Company’s position, but there has been no ruling on the Company’s position, and no trial date has been set for this matter. The Company intends to defend itself vigorously in connection with this lawsuit, and the Company believes it has strong defenses against these claims; however, there can be no assurance as to the outcome of this litigation.
In the second quarter of 2008, the Company settled disputed reinsurance receivable balances with Equitas, a Lloyd’s of London company established to settle claims for underwriting years 1992 and prior, which resulted in a charge to results of operations on a pre-tax basis of $9.4 million.
Item 4. Submission of Matters to a Vote of Security Holders
The Company did not submit any matters to a vote of security holders during the fourth quarter of 2008.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock trades on the New York Stock Exchange (NYSE Symbol: NYM). The following table sets forth high and low sales prices of the common stock for the periods indicated as reported on the New York Stock Exchange composite transaction tape.

	2008		2007
	High	Low	High	Low
First Quarter	$28.50	$20.00	$42.22	$35.60
Second Quarter	24.49	19.15	44.95	39.15
Third Quarter	29.35	15.45	42.02	25.56
Fourth Quarter	26.95	11.04	31.59	19.66
As of March 2, 2009, there were 53 shareholders of record. However, management believes there were approximately 1,500 beneficial owners of NYMAGIC’s common stock as of February 28, 2009.
Dividend Policy
The Company declared a dividend of six cents per share to shareholders of record in March 2006, and a dividend of eight cents per share to shareholders of record in June, September and December of 2006, March, June, September and December of 2007 and March, June, September and December of 2008. On March 6, 2009, the Company declared a dividend of $.04 to shareholders of record on March 31, 2009, payable on April 7, 2009. The reduction in dividend amount from prior quarters reflected the Company’s cautious economic outlook. For a description of restrictions on the ability of the Company’s insurance subsidiaries to transfer funds to the Company in the form of dividends, see “Business — Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Stock Repurchase
The Company makes open market repurchases of its common stock, from time to time, when those purchases are deemed to be advantageous to the Company’s financial position. 368,900 shares were purchased during the year ended December 31, 2008, and as of December 31, 2008, the Company held 7,333,977 common shares in its treasury. Under the Company’s Common Stock Repurchase Plan, the Company may repurchase up to $75 million of the Company’s issued and outstanding shares of common stock on the open market. As of December 31, 2008, the Company has repurchased a total of 3,457,298 shares of common stock under the plan at a total cost of 62,855,338 at market prices ranging from $12.38 to $28.81 per share.

The following table sets forth purchases made under the Company’s Common Stock Repurchase Plan during the year and three-month periods ended December 31, 2008:

			Total Number	Maximum
			of Shares	Dollar Value of
		Average	Purchased as	Shares that may
	Total Number	Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Period:	Purchased	Share	Program	Program (1) (2)

January 1 — January 31, 2008	—	$—	—
February 1 — February 29, 2008	—	—	—
March 1 — March 31, 2008	20,300	22.97	20,300

Total first quarter	20,300	$22.97	20,300	$19,331,884

April 1 — April 30, 2008	29,900	$22.73	29,900
May 1 — May 31, 2008	40,900	22.19	40,900
June 1 — June 30, 2008	137,100	21.04	137,100

Total second quarter	207,900	$21.51	207,900	$14,859,701

July 1 — July 31, 2008	108,700	$18.99	108,700
August 1 — August 31, 2008	23,400	19.71	23,400
September 1 — September 30, 2008	8,600	22.03	8,600

Total third quarter	140,700	$19.30	140,700	$12,144,662

October 1 — October 31, 2008	—	$—	—
November 1 — November 30, 2008	—	—	—
December 1 — December 31, 2008	—	—	—

Total fourth quarter	—	$—	—	$12,144,662

Year ended December 31, 2008	368,900	$20.75	368,900

(1)	Balance as of end of quarter indicated.

(2)	Balance as of end of quarter indicated Amounts are shown gross of treasury stock reissued.

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
OPERATING DATA:

	Year ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)
Revenues:
Net premiums earned	$167,073	$166,096	$151,834	$134,557	$116,333
Net investment (loss) income	(63,503)	35,489	47,897	36,060	23,679
Commission income	154	414	542	1,198	461
Net realized investment (losses) gains	(47,665)	(6,903)	(403)	(805)	678
Other income (loss), net	122	(4,659)	597	334	1,790

Total revenues	$56,181	$190,437	$200,467	$171,344	$142,941

Expenses:
Net losses and loss adjustment expenses incurred	$109,958	$89,844	$86,136	$92,290	$66,558
Policy acquisition expenses	38,670	37,695	31,336	30,491	25,166
General and administrative expenses	38,612	36,018	31,402	27,183	23,247
Interest expense	6,716	6,726	6,712	6,679	5,353

Total expenses	$193,956	$170,283	$155,586	$156,643	$120,324

(Loss) income before income taxes	$(137,775)	$20,154	$44,881	$14,701	$22,617

Income taxes (benefit) expense
Current	(14,026)	10,509	16,777	6,152	3,835
Deferred	(19,414)	(3,727)	(1,746)	(1,152)	4,151

	(33,440)	6,782	15,031	5,000	7,986

Net (loss) income	$(104,335)	$13,372	$29,850	$9,701	$14,631

BASIC (LOSS) EARNINGS PER SHARE:

Weighted average shares outstanding	8,534	8,896	8,807	8,734	9,736
Basic (loss) earnings per share	$(12.23)	$1.50	$3.39	$1.11	$1.50

DILUTED (LOSS) EARNINGS PER SHARE:

Weighted average shares outstanding	8,534	9,190	9,177	8,918	9,916
Diluted (loss) earnings per share	$(12.23)	$1.46	$3.25	$1.09	$1.48

Dividends declared per share	$.32	$.32	$.30	$.24	$.24

BALANCE SHEET DATA:

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Total cash and investments	$546,986	$701,127	$664,872	$622,404	$630,872
Total assets	946,476	1,107,977	1,119,296	1,090,419	997,094
Unpaid losses and loss adjustment expenses	548,750	556,535	579,179	588,865	503,261
Notes payable	100,000	100,000	100,000	100,000	100,000
Total shareholders’ equity	164,073	279,446	270,700	239,284	258,118
Book value per share	$19.11	$31.56	$29.14	$26.44	$25.91
For a description of factors that materially affect the comparability of the information reflected in the Selected Financial Data, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Highlights-2008 year
•	Net loss of $(104.3) million or $(12.23) per diluted share

•	Total shareholders’ equity of $164.1 million, or $19.11 per diluted share

•	Net premiums written down 1% from 2007

•	Adverse net loss reserve development reported on prior year loss reserves of $2.7 million

•	Loss ratio of 65.8%

•	Net investment loss of $(63.5) million

•	Realized investment losses of $(47.7) million

•	Total cash and invested assets of $547.0 million at year end 2008

•	A.M. Best Rating of A (excellent) for New York Marine and Gotham
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
The Company records premiums written in the year policies are issued and earns such premiums on a monthly pro-rata basis over the terms of the respective policies. The following tables present the Company’s gross premiums written, net premiums written and net premiums earned for each of the past three years.

NYMAGIC Gross Premiums Written	Year ended December 31,
By Segment	2008		2007		2006
	(Dollars in thousands)
Ocean Marine	$82,751	38%	$98,689	43%	$104,876	43%
Inland Marine/Fire	16,128	7%	18,625	8%	21,595	9%
Other Liability	118,378	55%	110,986	49%	114,754	48%

Subtotal	217,257	100%	228,300	100%	241,225	100%
Run off lines (Aircraft)	(3)	—	88	—	84	—

Total	$217,254	100%	$228,388	100%	$241,309	100%

NYMAGIC Net Premiums Written	Year ended December 31,
By Segment	2008		2007		2006
	(Dollars in thousands)
Ocean Marine	$59,200	36%	$68,192	41%	$75,243	49%
Inland Marine/Fire	4,538	3%	6,935	4%	7,097	4%
Other Liability	101,424	61%	92,618	55%	72,231	47%

Subtotal	165,162	100%	167,745	100%	154,571	100%
Run off lines (Aircraft)	222	—	108	—	289	—

Total	$165,384	100%	$167,853	100%	$154,860	100%

NYMAGIC Net Premiums Earned	Year ended December 31,
By Segment	2008		2007		2006
	(Dollars in thousands)
Ocean Marine	$64,713	39%	$71,637	43%	$78,350	52%
Inland Marine/Fire	5,710	3%	6,978	4%	7,793	5%
Other Liability	96,428	58%	87,373	53%	65,402	43%

Subtotal	166,851	100%	165,988	100%	151,545	100%
Run off lines (Aircraft)	222	—	108	—	289	—

Total	$167,073	100%	$166,096	100%	$151,834	100%

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

Year Ended December 31, 2008 as Compared to Year Ended December 31, 2007
The Company reported a net loss for the year ended December 31, 2008 of $(104.3) million, or $(12.23) per diluted share, as compared to net income of $13.4 million or $1.46 per diluted share, for the year ended December 31, 2007. The decrease in results of operations for the year ended December 31, 2008 when compared to the same period in 2007 was primarily attributable to pre-tax losses from other-than-temporary write-downs of $46.0 million resulting substantially from “super senior” residential mortgage-backed securities, losses of $42.3 million from the trading portfolio, losses of $26.3 million from the limited partnership portfolio, hurricane losses from hurricanes Gustav and Ike of $6.6 million, deferred tax valuation allowance increase of $17.6 million for capital loss carryforwards and $12.4 million in reevaluations of the provision for reinsurance receivable balances.
Total revenues for the year ended December 31, 2008 were $56.2 million, down 70%, compared with $190.4 million for the year ended December 31, 2007 primarily reflecting decreases in net investment income and increases in realized investment losses.
Net realized investment losses for the year ended December 31, 2008 were $47.7 million compared with $6.9 million for 2007. The realized investment losses in 2008 primarily relate to write-downs in the Company’s investments in residential mortgage-backed securities that consist of “Alt A” mortgages.
Shareholders’ equity decreased to $164.1 million as of December 31, 2008 from $279.4 million as of December 31, 2007. The decrease was primarily attributable to the net loss for the period.
Gross premiums written of $217.3 million and net premiums written of $165.4 million decreased by 5% and 1% for the year ended December 31, 2008, respectively, compared to the same period of 2007. However, net premiums earned increased by 1% for the year ended December 31, 2008 over the same period of 2007.
Premiums for each segment are discussed below:
An analysis of gross premiums written for the ocean marine segment is presented below:

	Year ended December 31,
	2008	2007	Change
	(Dollars in thousands)
Marine liability	$41,421	$41,826	(1%)
Energy	11,396	12,959	(12%)
Hull	7,224	9,154	(21%)
Cargo	15,387	25,686	(40%)
War	5,130	6,515	(21%)
Other marine	2,193	2,549	(13%)

Total	$82,751	$98,689	(16%)

Ocean marine gross premiums written in 2008 decreased by 16%, primarily reflecting decreases in volume in the cargo and hull classes. The decrease in cargo production resulted primarily from the termination of a relationship with Southern Marine and Aviation, one of the Company’s agents writing cargo business. The decrease in hull premiums reflected the non-renewal of certain unprofitable accounts resulting from a continued effort to improve profitability in this class. Rates in the various classes of marine business declined slightly when compared to the prior year’s comparable period.
Ocean marine net premiums written and net premiums earned for the year ended December 31, 2008 each decreased by 13% and 10%, respectively, when compared to 2007. Larger net premium retention levels in 2008 resulted from lower excess of loss reinsurance costs and lower reinsurance reinstatement costs. Losses from hurricane Ike resulted in incurring reinsurance reinstatement costs of $1.6 million in 2008 as compared with $2.3 million of reinsurance reinstatement costs arising from a cargo loss in 2007. Net earned premiums in 2008 largely reflected the decline in gross premiums written, which was partially offset by lower reinsurance costs in 2008 when compared to 2007.
Effective January 1, 2009, the Company maintained its $5 million per risk net loss retention in the ocean marine line that was in existence during 2008. In addition, the Company’s net retention could be as low as $1 million for certain classes within ocean marine. The 80% quota share reinsurance protection for energy business, which commenced in 2006, also remains in effect for 2009 and the net retention from energy business is subject to inclusion within the ocean marine reinsurance program.

An analysis of gross premiums written for the inland marine/fire segment is presented below:

	Year ended December 31,
	2008	2007	Change
	(Dollars in thousands)
Fire and inland marine	$14,706	$16,581	(11%)
Surety	1,422	2,044	(30%)

Total	$16,128	$18,625	(13%)

Inland marine/fire gross premiums written, net premiums written and net premiums earned for the year ended December 31, 2008 decreased by 13%, 35% and 18%, respectively, when compared to 2007. Gross premiums written in 2008 reflect declines in production in certain property risks and surety business and also reflect mildly lower market rates when compared to the prior year. Net premiums written reflected additional reinsurance costs as a result of a change in mix of gross property writings as well as lower surety writings, which are written on a net basis without reinsurance costs. Net premiums earned reflected the decreases in property earned premiums, which were partially offset by the earnings in 2008 of larger surety business production in 2007.
An analysis of gross premiums written for the other liability segment is presented below:

	Year ended December 31,
	2008	2007	Change
	(Dollars in thousands)
Automobile liability	$7,312	$8,349	(12%)
Professional liability	50,443	49,491	2%
General casualty	24,585	20,652	19%
Excess Workers’ Compensation	36,038	32,494	11%

Total	$118,378	$110,986	7%

Other liability gross premiums written increased by 7% for the year ended December 31, 2008 when compared to 2007. Net premiums written and net premiums earned for the year ended December 31, 2008 each rose by 10%, respectively, when compared to 2007. The increase in premiums is primarily due to an increase in production of excess workers’ compensation, professional liability and contractors’ liability writings.
Professional liability writings increased 2% in 2008 when compared to 2007 primarily due to production increases that were partially offset by a softening of premium rates.
General liability premiums from the recently formed MMO Agencies contributed approximately $2.7 million in gross premiums written during 2008. Volume increases from the contractors’ liability class were also achieved in the first nine months of 2008 when compared to the same period in 2007 and contributed to the overall growth in general casualty premiums in 2008.
The Company writes excess workers’ compensation insurance on behalf of certain self-insured workers’ compensation trusts. Gross and net premiums written in the excess workers’ compensation class increased to $36.0 million and $31.9 million, respectively, in 2008 from $32.5 million and $26.4 million, respectively, in the same period of 2007. The increase in gross premiums in 2008 largely reflected production increases. Increases in net premiums written and net premiums earned in 2008 reflected the increased gross premium production. Net premiums written in 2007 reflected larger reinsurance cessions primarily as a result of quota share reinsurance, which was not renewed at the end of 2006.
Aircraft premiums were nominal in 2008 and 2007 as a result of the Company having ceased writing new aircraft policies subsequent to March 31, 2002.

Net losses and loss adjustment expenses incurred as a percentage of net premiums earned (the loss ratio) were 65.8% for the year ended December 31, 2008 as compared to 54.1% for 2007. The larger loss ratios in 2008 were primarily attributable to losses incurred from hurricanes Gustav and Ike amounting to $6.6 million (including $1.6 million of reinstatement costs), which added 4.0% to the 2008 loss ratio and the resolution of a dispute in 2008 over reinsurance receivables with a reinsurer including a reevaluation of the provision for doubtful reinsurance receivables that resulted in additional losses of $12.4 million, and added 7.4% to the 2008 loss ratio. The decision to resolve the dispute regarding non-core reinsurance receivables and adjust our allowance for other potentially uncollectible non-core reinsurance receivables was related to reinsurance cessions made under a number of reinsurance contracts written from 1978 to 1986. The Company’s loss ratio in 2007 benefited from the novation of substantially all of the excess workers’ compensation policies written in conjunction with a prior producer. The novation reduced the overall loss ratio by 3.7% in 2007. Also contributing to a higher loss ratio in the other liability segment in 2008 was a change in premium mix in the other liability class. Excess workers’ compensation premiums have a higher loss ratio than other classes of other liability business and resulted in an overall increase in the other liability loss ratio. The inland marine/fire loss ratio decreased in 2008, reflecting lower severity losses and lower frequency of losses in the fire and the surety classes.
The Company increased net loss reserves by approximately $2.7 million in 2008 from the 2007 year-end net unpaid loss reserve amount of $306.4 million as a result of adverse loss reserve development. This is compared to $13.8 million of favorable loss reserve development recorded in 2007.
The adverse loss reserve development of $2.7 million in 2008 resulted primarily from the resolution of the dispute over reinsurance receivables with a reinsurer and the reevaluation of the reserve for doubtful reinsurance receivables that contributed $12.4 million of adverse development in 2008 for both the other liability and ocean marine lines of business for accident years prior to 1999. Further contributing to adverse loss development was $3.2 million from asbestos and environmental losses in the other liability line for accident years prior to 1999. Partially offsetting this adverse development in the other liability line was favorable development in the contractors class as a result of lower than anticipated incurred loss development of approximately $3.6 million in the 2004-2006 accident years. The ocean marine line also reported favorable development of approximately $14.0 million in the 2004-2006 accident years largely as a result of lower reported and paid loss trends. The inland marine/fire segment also reported favorable loss development partially due to larger than expected reinsurance recoveries in accident years 2005-2006. Contributing to the overall adverse development in 2008 was approximately $3.5 million in adverse development from the runoff aviation class relating to accident years prior to 2002.
The Company reported favorable development of prior year loss reserves of $13.8 million in 2007. This favorable loss reserve development included $6.2 million recorded on the novation of excess workers’ compensation policies in the other liability line for accident years 2004-2006. Partially offsetting this benefit in the other liability line was adverse development of $3.0 million in the professional liability class as a result of two large claims in the 2006 accident year. The ocean marine line reported favorable development in the 2003-2005 accident years largely as a result of favorable loss trends. The inland marine/fire segment also reported favorable loss development partially due to lower emergence of severity losses. The favorable development in 2007 was partially offset by approximately $3.3 million in adverse development from the runoff aviation class.
Policy acquisition costs as a percentage of net premiums earned (the acquisition cost ratio) for the years ended December 31, 2008 and 2007 were 23.1% and 22.7%, respectively. The slightly higher 2008 ratio is due in part to a change in premium mix in the other liability segment whose underlying classes of business have higher acquisition cost ratios than other lines of business. In addition, slight increases occurred in the other liability acquisition cost ratios in 2008 when compared to 2007 as the prior year’s ratio was lower as a result of override commissions received from the quota share reinsurance agreement in the excess workers’ compensation class. Partially offsetting the overall increase was a decrease in the ocean marine acquisition cost ratio primarily resulting from lower brokerage costs as a result of the termination of a relationship with one of the Company’s agents writing cargo business in 2007.
General and administrative expenses increased by 7% for the year ended December 31, 2008 when compared to 2007. Larger expenses were incurred in 2008 to service the growth in the Company’s business operations, including increased staffing, consulting costs and additional office space.
Net investment loss for the year ended December 31, 2008 was $(63.5) million as compared to net investment income of $35.5 million in 2007. The decrease in 2008 primarily reflected trading portfolio losses and lower income from limited partnerships. Trading portfolio losses of $(42.3) million were recorded in 2008 and resulted primarily from the fair value changes in the underlying securities. This included municipal obligations of $(3.0) million, preferred stocks of $(31.5) million, economic hedged positions of $(1.1) million and exchange traded funds of $(6.7) million. Limited partnership income in 2008, excluding income from Altrion, decreased from the prior year’s comparable period as a result of lower returns amounting to (24.6)% as compared to 3.4% for the same period in 2007. Most of our hedge fund strategies reported lower returns in 2008 than the prior year’s comparable period. Income from Altrion was $1.2 million and $7.9 million for the year ended December 31, 2008 and 2007, respectively. Income from Altrion was greater in 2007 as a result of interest income received from the warehousing of CDO and CLO debt securities. There were no such activities in 2008. The reduction in investment income from fixed maturities available for sale and short-term investments resulted from maintaining lower average balances during 2008 in such investments.

Investment (loss) income, net of investment fees, from each major category of investments is as follows:

	Years ended December 31,
	2008	2007
	(In millions)
Fixed maturities held to maturity	$0.8	$—
Fixed maturities available for sale	7.4	13.9
Trading securities	(42.3)	2.3
Commercial loans	(1.5)	—
Equity in (loss) earnings of limited partnerships	(26.8)	13.0
Short-term investments	3.0	8.7

Total investment (loss) income	(59.4)	37.9
Investment expenses	(4.1)	(2.4)

Net investment (loss) income	$(63.5)	$35.5

As of December 31, 2008 and 2007 investments in limited partnerships amounted to approximately $122.9 million and $188.3 million, respectively. The equity method of accounting is used to account for the Company’s limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership hedge funds to results of operations. Net investment (loss) income for 2008 and 2007 reflected approximately $(26.8) million and $13.0 million, respectively, derived from limited partnership hedge fund investments.
As of December 31, 2008 and 2007 investments included in the trading and commercial loan portfolios amounted to approximately $31.9 million and $144.9 million, respectively. Net investment (loss) income for 2008 and 2007 reflected approximately $(43.8) million and $2.3 million, respectively, derived from trading and commercial loan portfolio activities. These activities include the trading of collateralized debt obligations (CDOs), collateralized loan obligations (CLOs), commercial middle market debt, municipal bonds, preferred stocks and exchange traded funds. The Company’s trading portfolio is marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of trading securities are also recognized in net investment income. The ending balance in the trading portfolio can vary substantially from period to period due to the level of trading activity. There were no CDO or CLO securities held in the trading portfolio by the Company at December 31, 2008.
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
Commission and other income (loss) increased to $0.3 million for the year ended December 31, 2008 from $(4.2) million for the same period in the prior year. The Company’s write-off of $5.3 million relating to its computer systems in 2007 accounted for most of the change. Commission income in 2007 reflected a greater profit commission than in 2008 derived from ceded reinsurance in the ocean marine class of business.

Net realized investment losses were $(47.7) million for the year ended December 31, 2008 as compared to $(6.9) million for the year ended December 31, 2007. These amounts result from the sale of fixed income investments as well as write-downs from other-than-temporary declines in the fair value of securities, which amounted to $46.2 million and $6.7 million for the years ended December 31, 2008 and 2007, respectively. The write-downs in 2008 and 2007 primarily relate to the Company’s investments in super senior residential mortgage-backed securities. The Company has collected all applicable interest and principal repayments on such securities to date. The Company collected $8.5 million in principal repayments on these securities in 2008, which resulted in $1.2 million in realized investment gains as a result of the recapture of previous write-downs of investment balances. The decision to write down such securities in 2008 was based upon the likelihood that the securities may not be held until the fair value decline is recovered. Contributing to management’s decision was the uncertainty of the duration of declines in the residential mortgage-backed market. However, on October 1, 2008, management reconsidered the classification of these securities as a result of our desire to hold such securities for their duration. Accordingly, the Company transferred these holdings to the held to maturity classification using the fair value of these securities on such date as its adjusted cost basis. The Company has both the intent and the ability to hold such securities until maturity.
Interest expense was $6.7 million for each of the years ended December 31, 2008 and 2007, respectively, and resulted primarily from the Company’s $100 million 6.5% senior notes.
Total income tax (benefit) expense amounted to $(33.4) million and $6.8 million, respectively, for the year ended December 31, 2008 and 2007. The Company’s effective tax rate was 24.3% and 33.7% for the year ended December 31, 2008 and 2007. The change in the effective tax rate is largely attributable to the deferred tax valuation allowance increase of $18.5 million resulting in large part from capital loss carryforwards.
Deferred income taxes at December 31, 2008 increased to $35.5 million from $14.4 million at December 31, 2007, primarily due to deferred tax benefits provided on declines in the fair value of investments. Management believes the Company’s total deferred tax assets, net of the recorded valuation allowance account, as of December 31, 2008 will more-likely-than-not be fully realized.
Reserves for unearned premiums decreased to $83.4 million as of December 31, 2008 from $87.6 million as of December 31, 2007 primarily as a result of the decline in gross premiums written.
Unpaid losses and loss adjustment expenses decreased to $548.7 million at December 31, 2008 from $556.5 million at December 31, 2007. The decrease was largely the result of the payments of gross ocean marine losses and asbestos and environmental losses that were substantially reinsured.
Reinsurance receivables on unpaid balances, net at December 31, 2008, decreased to $213.9 million from $250.1 million at December 31, 2007, and reinsurance receivables on paid balances, net at December 31, 2008, decreased to $28.4 million from $38.8 million at December 31, 2007 largely as a result of the payment of gross ocean marine losses and asbestos and environmental losses that were substantially reinsured, the collection of ceded hurricane loss payments, the write off of disputed receivable balances with a reinsurer, and the subsequent reevaluation of reserves for doubtful accounts.
Ceded reinsurance payable decreased to $23.8 million at December 31, 2008 from $27.1 million at December 31, 2007 mainly as a result of the payment of reinsurance reinstatement premiums on hurricane losses.
Other assets increased to $23.9 million at December 31, 2008 from $10.2 million at December 31, 2007, primarily as a result of federal income taxes recoverable.
Property, improvements and equipments, net increased to $10.0 million at December 31, 2008 from $4.8 million at December 31, 2007, primarily due to as a result of capitalized expenditures relating to information technology infrastructure initiatives and capital improvements on leased office space.

Year Ended December 31, 2007 as Compared to Year Ended December 31, 2006
Net income for the year ended December 31, 2007 was $13.4 million or $1.46 per diluted share, as compared to $29.9 million or $3.25 per diluted share, for the year ended December 31, 2006. Net income for 2007 was adversely affected by lower investment income, increases in realized investment losses and after-tax losses of $(3.4) million or $(.39) per share, resulting from the write-off of inefficient computer software and after tax losses of $(1.1) million or $(.13) per share resulting from expenses relating to an investment in an asset management company that was not consummated.
Total revenues for the year ended December 31, 2007 were $190.4 million, down 5%, compared with $200.5 million for the year ended December 31, 2006 primarily reflecting decreases in net investment income, increases in realized investment losses and the write-off of computer software.
Net realized investment losses after taxes for the year ended December 31, 2007 were $(4.5) million, or $(.49) per diluted share, compared with $(262,000), or $(.03) per diluted share, for 2006. The realized investment losses in 2007 primarily related to write-downs to the Company’s investments in residential mortgage-backed securities.
Gross premiums written of $228.4 million decreased by 5% for the year ended December 31, 2007 compared to the same period of 2006. However, net premiums written of $167.9 million increased by 8% for the year ended December 31, 2007 over the same period of 2006, and net premiums earned of $166.1 million for the year ended of 2007 increased by 9% compared with the same period in 2006.
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
Net investment income for the year ended December 31, 2007 decreased by 26% to $35.5 million from $47.9 million in 2006. The decrease in 2007 when compared to 2006 reflected lower trading portfolio and limited partnership hedge fund income which was partially offset by increases in the fixed maturities available for sale and the short-term investment portfolios. The higher trading portfolio income in 2006 reflected a greater trading volume of securities (including $7.0 million from investments in U.S. Treasuries, as compared to none for 2007) and income from our Altrion investment. The investment income from Altrion amounted to $4.7 million for the year ended December 31, 2006 including trading portfolio income of $2.9 million and, as a result of the deconsolidation of Altrion effective August 1, limited partnership hedge fund portfolio income of $1.8 million. This compared to $7.9 million of income from Altrion in 2007, which was included in limited partnership hedge fund portfolio income. Income from Altrion increased in 2007 when compared to 2006 as a result of greater interest income earned from the warehousing of CDO/CLO debt securities and middle market commercial debt, as well as larger fee income earned for servicing such securities. Limited partnership hedge fund income in 2007, excluding income from Altrion, decreased from the prior year as a result of lower yields on the limited partnership hedge fund portfolio, which amounted to 3.4% in 2007 as compared to 10.0% in 2006.

Investment income, net of investment fees, from each major category of investments is as follows:

	Years ended December 31,
	2007	2006
	(In millions)
Fixed maturities, available for sale	$13.9	$11.8
Trading securities	2.3	15.8
Equity in earnings of limited partnerships	13.0	16.5
Short-term investments	8.7	7.8

Total investment income	37.9	51.9
Investment expenses	(2.4)	(4.0)

Net investment income	$35.5	$47.9

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
As of December 31, 2007 and 2006 investments in trading portfolios amounted to approximately $144.9 million and $0, respectively. Net investment income for 2007 and 2006 reflected approximately $2.3 million and $15.8 million, respectively, derived from trading portfolio activities. These activities include the trading of collateralized debt obligations (CDOs), collateralized loan obligations (CLOs), commercial middle market debt, municipal bonds, preferred stocks and US Treasury notes. The Company’s trading portfolio was marked to market with the change recognized in net investment income during this period. Any realized gains or losses resulting from the sales of trading securities are also recognized in net investment income. The ending balance in the trading portfolio can vary substantially from period to period due to the level of trading activity.
As a result of the accounting treatment of its limited partnerships and trading portfolio, the Company’s investment income results may be volatile. If the level or fair value of investments held in limited partnership hedge funds or trading securities change substantially, there may also be a greater volatility associated with the Company’s investment income.
Commission and other (loss) income decreased to $(4.2) million for the year ended December 31, 2007 from $1.1 million for the same period in the prior year. The Company’s write-off of $5.3 million relating to its computer systems in 2007 accounted for most of the decrease. The Company determined that certain computer equipment and software was inefficient and no longer possessed any future service potential, and accounted for it as an abandoned asset under the guidance of Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Commission income in 2007 and 2006 each reflected profit commissions derived from ceded reinsurance in the ocean marine class of business.
Net realized investment losses were $(6.9) million for the year ended December 31, 2007 as compared to $(403,000) for the year ended December 31, 2006. These amounts result from the sale of fixed income investments as well as write-downs from other-than-temporary declines in the fair value of securities, which amounted to $6.7 million and $371,000 for the years ended December 31, 2007 and 2006, respectively. The write-downs in 2007 primarily relate to the Company’s investments in super senior residential mortgage-backed securities. The decision to write down such securities was based upon our belief that we would not hold such securities until the fair value decline was recovered.
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
Reserve for unearned premiums decreased to $87.6 million as of December 31, 2007 from $93.6 million as of December 31, 2006 primarily as a result of the decrease in gross premiums written in the ocean marine line of business and the excess workers’ compensation class.

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
Liquidity and Capital Resources
The Company monitors cash and short-term investments in order to have an adequate level of funds available to satisfy claims and expenses as they become due. As of December 31, 2008, the Company’s assets included approximately $185.9 million in cash and short-term investments. Fixed maturities held to maturity are comprised of $61.2 million in floating rate residential mortgage-backed securities. Cash and total investments decreased from $701.1 million at December 31, 2007 to $547.0 million at December 31, 2008, principally as a result of the fair value decline of the Company’s investments. Receivables for securities sold amounted to $25.4 million and $22.9 million as of December 31, 2008 and 2007, respectively. Payable for securities purchased amounted to $0 and $28.7 at December 31, 2008 and 2007, respectively. The level of cash and short-term investments of $185.9 million at December 31, 2008 reflected the Company’s high liquidity position.
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

Cash flows provided by operating activities were $57.6 million for the year ended December 31, 2008. This compared to cash flows used in operating activities of $106.4 million for the year ended December 31, 2007 and cash flows provided by operating activities of $110.6 million for the year ended December 31, 2006. Cash flows from operating activities are significantly impacted by changes in the Company’s trading and commercial loan portfolios. Any securities purchased by the Company in its trading and commercial loan portfolios would be reflected as a use of cash from operating activities and any securities sold from its trading portfolio would be reflected as a source of cash from operating activities. Trading portfolio activities include the purchase and sale of preferred stocks, municipal bonds, CDO/CLO securities and exchange traded funds. Commercial loan activities include the purchase and sale of middle market loans made to commercial companies. Trading and commercial loan portfolio activities of $84.2 million and $109.8 million favorably affected cash flows for the years ended December 31, 2008 and December 31, 2006, respectively, while trading and commercial loan portfolio activities adversely affected cash flows for the year ended December 31, 2007 by $116.2 million. As the Company’s trading and commercial loan portfolio balances may fluctuate significantly from period to period, cash flows from operating activities may also be significantly impacted by such trading activities.
For the year ended December 31, 2008, cash flows from operating activities excluding adjustments for trading and commercial loan activities were unfavorable and for the years ended December 31, 2007 and 2006, cash flows from operations excluding adjustments for trading and commercial loan activities were favorable. Cash flows were adversely impacted in 2008, principally as a result of lower investment income; were favorably impacted in 2007, principally as a result of collections of reinsurance recoverables on hurricane losses and lower net paid losses, which were partially offset by payments of quota share reinsurance premiums; and, were favorably impacted in 2006, by collections of premiums from a large increase in other liability premiums, which were mostly offset by a greater amount of paid losses and reinstatement reinsurance premiums, due in part to hurricane losses and partly due to payments on asbestos related losses.
Cash flows used in investing activities were $176.9 million for the year ended December 31, 2008 and resulted primarily from net purchases of fixed maturities and short-term investments. Cash flows provided by investing activities were $295.7 million for the year ended December 31, 2007 and resulted primarily from net sales of fixed maturities and short-term investments. Cash flows used in investing activities were $117.9 million for the year ended December 31, 2006. Net purchases of fixed maturities and short-term investments were recorded during 2006. Approximately $6.9 million in uses of cash flows in 2006 also resulted from the effect of deconsolidation of the Altrion limited partnership investment.
Cash flows used in financing activities were $10.0 million and $2.8 million for the years ended December 31, 2008 and 2007, respectively. The repurchase of treasury stock accounted for most of the use of cash flows in each of 2008 and 2007. Cash flows provided by financing activities were $1.2 million for the year ended December 31, 2006.
Under the Common Stock Repurchase Plan, as amended in 2008, the Company may purchase up to $75 million of the Company’s issued and outstanding shares of common stock on the open market. The Company paid $7.7 million, $7.1 million and $0 to repurchase its common stock during the years ended December 31, 2008, 2007 and 2006, respectively.
On March 22, 2006, the Company entered into an agreement (the “Letter Agreement”) to amend the Option Certificate granted under a Securities Purchase Agreement, dated January 31, 2003, by and between the Company and Conning Capital Partners VI, L.P. (“CCPVI”). The Amended and Restated Option Certificate dated as of March 22, 2006 by and between the Company and CCPVI (“Amended and Restated Option”) decreased the number of shares of Company common stock that may be issued upon the exercise of the Amended and Restated Option from 400,000 to 300,000 and extended the term from January 31, 2008 to December 31, 2010.
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
In May 2007, the Company signed a lease for additional office space for its headquarters located on the 11th floor of 919 Third Avenue in New York City. The lease term provides for lease payments on two sections (Space A and Space B) of the 11th floor. The lease term for Space A commenced on September 1, 2007 and ends on July 30, 2016. Minimum monthly payments of $85,818 commenced on January 1, 2008 and will increase to $91,355 on the commencement of the sixth lease year. Total minimum lease rental payments over the term for Space A will amount to $9.4 million. The lease term for Space B commenced on April 30, 2008, and will end on July 30, 2016. Minimum monthly payments of $111,904 will increase to $119,123 on the commencement of the sixth lease year following the initial payment under the Space B lease. Total minimum lease rental payments over the term for Space B will be at least equal to $11.7 million. In connection with the 11th floor lease, the landlord will reimburse the Company up to $765,375 for qualified renovations.
In 2008, the Company entered into a lease for 2,136 square feet for the office space for its newly formed MMO Agencies, an underwriting division of the Company. The office is located in Long Island, New York. Rent payments under the lease end in 2013, with payments amounting to approximately $370,000, collectively, over the term of the agreement. The lease expires in May 2013.

Effective August 1, 2008, the Company has subleased Space A for a term of 29 months, with an option to extend for an additional 19 months. The monthly rental income recognized under the sublease agreement is approximately $82,000 and has reduced overall general and administrative expenses by $410,000 for the year ended December 31, 2008.
Specific related party transactions and their impact on results of operations are disclosed in Note 18 of the Company’s financial statements. The Company adheres to investment guidelines set by management and approved by the Finance Committee of the Board of Directors. See “Investment Policy.”
NYMAGIC’s principal source of cash flow is dividends from its insurance company subsidiaries, which are then used to fund various operating expenses, including interest expense, loan repayments and the payment of any dividends to shareholders. The Company’s domestic insurance company subsidiaries are limited by statute in the amount of dividends that may be declared or paid during a year.
Within this limitation, the maximum amount which could be paid to the Company out of the domestic insurance companies’ surplus was approximately $18.6 million as of December 31, 2008. There were no dividends declared by the insurance subsidiaries in 2008 and the Company might not receive dividends from its insurance subsidiaries in 2009.
At December 31, 2008, NYMAGIC’s investments consist of cash and short-term investments, residential mortgage-backed securities, limited partnership hedge funds and short-term premium and investment receivables as follows:

Description	Amounts in thousands
Cash	$10,852
U.S. Treasury securities	3,933
RMBS	2,029
Limited partnership hedge funds: Altrion	33,800
Mariner Voyager	3,618
Receivables	8,720

Total investments	$62,952

A significant portion of the Company’s invested asserts are in hedge funds. The Company is in the process of redeeming its investment in both hedge funds. The level of liquidity of invested assets is impacted by hedge fund investments as one of our hedge funds (Mariner Voyager) has invoked gated provisions that allow the fund to disperse redemption proceeds to investors over an extended period. The Company is subject to such restrictions and they will affect the timing of the receipt of hedge fund proceeds. During January 2009, the Company received redemption proceeds of $2.6 million from Mariner Voyager. The timing of additional redemption proceeds is uncertain. The Company also maintains a significant investment in Altrion. The Company was previously committed to providing an additional $15.4 million, or a total of approximately $40 million, in capital to Altrion by August 1, 2008. Altrion, however, waived its right to require the Company to contribute its additional capital commitment of $15.4 million and accordingly, the Company’s obligation to make such capital contribution has expired. In addition, the Company withdrew $10 million of its capital from Altrion during July 2008. Withdrawals require one year’s prior written notice to the hedge fund manager. The Company has submitted a redemption notice to Altrion with an indicated redemption date of December 31, 2009. The Company is uncertain as to whether cash and/or securities will be received as payment of the redemption proceeds. See “Investment Management Arrangement” for a complete discussion of the Company’s investment in Altrion.
The Company has capitalized $3.1 million in computer software expenses in 2008. The Company anticipates additional expenses, in a range of $3-$5 million, to implement a new computer system in 2009.
During 2008, the Company also made capital contributions of $32.5 million to its insurance subsidiary New York Marine and purchased $6.1 million in overdue receivables from New York Marine.
New York Marine and Gotham collectively paid ordinary dividends of $6,795,000, $14,475,000 and $13,225,000 in 2008, 2007 and 2006, respectively.
On March 6, 2009, the Company declared a dividend of $.04 to shareholders of record on March 31, 2009, payable on April 7, 2009. The reduction in dividend amount from prior quarters reflected the Company’s cautious economic outlook.

On March 7, 2008, the Company declared a dividend of eight cents per share to shareholders of record on March 31, 2008, payable on April 3, 2008. On May 22, 2008, the Company declared a dividend of eight cents per share to shareholders of record on June 30, 2008, payable on July 8, 2008. On September 9, 2008, the Company declared a dividend of eight cents per share to shareholders of record on September 30, 2008, payable on October 7, 2008. On December 4, 2008, the Company declared a dividend of eight cents per share to shareholders of record on December 31, 2008, payable on January 7, 2009. On March 5, 2007, the Company declared a dividend of eight cents per share to shareholders of record on March 30, 2007, payable on April 5, 2007. On May 23, 2007, the Company declared a dividend of eight cents per share to shareholders of record on June 29, 2007, payable on July 5, 2007. On September 14, 2007, the Company declared a dividend of eight cents per share to shareholders of record on September 28, 2007, payable on October 3, 2007. On December 7, 2007, the Company declared a dividend of eight cents per share to shareholders of record on December 31, 2007, payable on January 4, 2008. On February 23, 2006, the Company declared a dividend of six cents per share to shareholders of record on March 31, 2006, payable on April 5, 2006. On May 26, 2006, the Company declared a dividend of eight cents per share to shareholders of record on June 30, 2006, payable on July 6, 2006. On September 19, 2006, the Company declared a dividend of eight cents per share to shareholders of record on September 29, 2006, payable on October 4, 2006. On December 8, 2006, the Company declared a dividend of eight cents per share to shareholders of record on December 29, 2006, payable on January 4, 2007.
The Company has established three share-based incentive compensation plans (the “Plans”), which are described below. Management believes that the Plans provide a means whereby the Company may attract and retain persons of ability to exert their best efforts on behalf of the Company. The Plans generally allow for the issuance of grants and exercises through newly issued shares, treasury stock, or any combination thereof to officers, key employees and directors who are employed by, or provide services to the Company. The compensation cost that has been charged against income for the Plans was $2,535,351, $2,210,615 and $2,116,929 for the years ended December 31, 2008, 2007 and 2006, respectively. Of the $2.1 million expensed in 2006, approximately $343,000 related to the adoption of accounting for share-based compensation under SFAS 123(R). The approximate total income tax benefit accrued and recognized in the Company’s financial statements for the years ended December 31, 2008, 2007 and 2006 related to share-based compensation expenses was approximately $887,000, $774,000 and $741,000, respectively.
In 2003, the Company made an investment of $11.0 million in Altrion. Additional investments of $4.65 million, $2.7 million and $6.25 million were made in 2004, in 2005 and on April 27, 2007, respectively. The Company was previously committed to providing an additional $15.4 million, or a total of approximately $40 million, in capital to Altrion by August 1, 2008. Altrion, however, waived its right to require the Company to contribute its additional capital commitment of $15.4 million and accordingly, the Company’s obligation to make such capital contribution has expired. In addition, the Company withdrew $10 million of its capital from Altrion during July 2008. Withdrawals require one year’s prior written notice to the hedge fund manager. The Company has submitted a redemption notice to Altrion with an indicated redemption date of December 31, 2009. The Company is uncertain as to whether cash and/or securities will be received as payment of the redemption proceeds. See “Investment Management Arrangement” for a complete discussion of the Company’s investment in Altrion.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.
Contractual Obligations
The following table presents the Company’s contractual obligations as of December 31, 2008:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Long-term debt obligations	$100,000	$—	$—	$—	$100,000
Interest on debt obligations	35,750	6,500	13,000	13,000	3,250
Losses and loss expenses (1)	548,750	123,122	147,690	87,620	190,318
Operating lease obligations	32,331	4,282	8,392	8,550	11,107

Total	$716,831	$133,904	$169,082	$109,170	$304,675

(1)	Represents an estimated payout based upon historical paid loss development patterns.

Critical accounting policies
The Company discloses significant accounting policies in the notes to its financial statements. Management considers certain accounting policies to be critical for the understanding of the Company’s financial statements. Such policies require significant management judgment and the resulting estimates have a material effect on reported results and will vary to the extent that future events affect such estimates and cause them to differ from the estimates provided currently. These critical accounting policies include unpaid losses and loss adjustment expenses, allowance for doubtful accounts, impairment of investments, investment accounting including limited partnerships and trading and held to maturity portfolios, reinstatement reinsurance premiums and stock compensation.
Unpaid losses and loss adjustment expenses are based on individual case estimates for losses reported. A provision is also included, based on actuarial estimates utilizing historical trends in the frequency and severity of paid and reported claims, for losses incurred but not reported, salvage and subrogation recoveries and for loss adjustment expenses. Unpaid losses with respect to asbestos/environmental risks are difficult for management to estimate and require considerable judgment due to the uncertainty regarding the significant issues surrounding such claims. For a further discussion concerning asbestos/environmental reserves see “Reserves.” Unpaid losses and loss adjustment expenses amounted to $548.7 million and $556.5 million at December 31, 2008 and 2007, respectively. Unpaid losses and loss adjustment expenses, net of reinsurance amounted to $334.8 million and $306.4 million at December 31, 2008 and 2007, respectively. Management believes that both the gross and net unpaid loss reserve estimates as of December 31, 2008 have been reasonably estimated. Management continually reviews and updates the estimates for unpaid losses and any changes resulting therefrom are reflected in operating results currently. The potential for future adverse or favorable loss development is highly uncertain and subject to a variety of factors including, but not limited to, court decisions, legislative actions and inflation.
The allowance for doubtful accounts is based on management’s review of amounts due from insolvent or financially impaired companies. Allowances are estimated for both premium receivables and reinsurance receivables. Management continually reviews and updates such estimates for any changes in the financial status of companies. For a further discussion concerning reinsurance receivables see “Reinsurance Ceded.” The allowance for doubtful accounts on reinsurance receivables amounted to $21.4 million and $14.1 million at December 31, 2008 and 2007, respectively. The allowance for doubtful accounts on premiums and other receivables each amounted to $300,000 as of December 31, 2008 and 2007, respectively.
Impairment of investments, included in realized investment gains or losses, results from declines in the fair value of investments which are considered by management to be other-than-temporary. Management reviews investments for impairment based upon specific criteria that include the duration and extent of declines in fair value of the security below its cost or amortized cost. The Company performs a qualitative and quantitative review of all securities in a loss position in order to determine if any impairment is considered to be other-than-temporary. With respect to fixed income investments, declines in fair value of less than 10% are normally considered to be temporary, unless the fixed income security has been downgraded at least two levels by a major rating agency. Additionally, the Company reviews those securities held for six months or more, with fair value declines of greater than 10% at the end of each reporting period. The Company also reviews all securities with any rating agency declines during the reporting period. As a result of this review, the Company will record an impairment charge to earnings if the fair value decline is greater than 20%, if the fixed income security has been downgraded at least two levels by a major rating agency, or if the fair value decline is greater than 10% and the security has been downgraded one level by a major rating agency. This review includes considering the effect of rising interest rates and the Company’s intent and ability to hold impaired securities in the foreseeable future to recoup any losses. In addition to subjecting its securities to the objective tests of percent declines in fair value and downgrades by major rating agencies, when it determines whether declines in the fair value of its securities are other than temporary, the Company also considers the facts and circumstances that may have caused the declines in the value of such securities. As to any specific security, it may consider general market conditions, changes in interest rates, adverse changes in the regulatory environment of the issuer, the duration for which the Company has the intent and the ability to hold the security for the length of any forecasted recovery. Approximately $46.2 million and $6.7 million were charged to results from operations for 2008 and 2007, respectively, resulting from fair value declines considered to be other-than-temporary. The write-downs in 2008 primarily relate to the Company’s investments in residential mortgage-backed securities. Gross unrealized gains and losses on fixed maturity investments available for sale amounted to approximately $2.5 million and $6.9 million, respectively, at December 31, 2008. As of December 31, 2008, there were no unrealized losses consecutively for twelve months or longer on fixed income securities available for sale. The Company believes these unrealized losses to be temporary and result from changes in market conditions, including interest rates or sector spreads. The Company utilizes the equity method of accounting to account for its limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership to net investment income in results of operations. Net investment loss before investment fees derived from investments in limited partnerships amounted to $(26.8) million for the year ended December 31, 2008. For the year ended December 31, 2007, $13.0 million of net investment income before investment fees was recognized from limited partnership investments. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” with respect to market risks associated with investments in limited partnership hedge funds.

The Company maintained a trading and commercial loan portfolio at December 31, 2008 and December 31, 2007. At December 31, 2008, the trading portfolio consisted of municipal obligations and preferred stocks and the commercial loan portfolio consisted of commercial middle market debt investments. During 2008 and in previous years, the Company has also held positions in exchange-traded funds, hedge positions, collateralized debt obligations (CDOs), collateralized loan obligations (CLOs) and US Treasury securities in its trading portfolio. These investments are marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of such securities are also recognized in net investment income. The Company recorded $(43.8) million and $2.3 million in net trading and commercial loan portfolio income before investment fees for the years ended December 31, 2008 and 2007, respectively. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” with respect to market risks associated with investments in CDO, CLO and commercial middle market investments.
The Company has investments in residential mortgage-backed securities (“RMBS”) amounting to $61.2 million at December 31, 2008. These securities are classified as held to maturity after the Company transferred these holdings from the available for sale portfolio effective October 1, 2008. The adjusted cost basis of these securities is based on a determination of the Fair Value of these securities on the date they were transferred.
The Fair Value of each RMBS investment is determined under SFAS 157. Fair Value is determined by estimating the price at which an asset might be sold on the measurement date. There has been a considerable amount of turmoil in the U.S. housing market in 2007 and 2008, which has led to market declines in such securities. Because the pricing of these investments is complex and has many variables affecting price including, projected delinquency rates, projected severity rates, estimated loan to value ratios, vintage year, subordination levels, projected prepayment speeds and expected rates of return required by prospective purchasers, the estimated price of such securities will differ among brokers depending on these facts and assumptions. While many of the inputs utilized in pricing are observable, many other inputs are unobservable and will vary depending upon the broker. During periods of market dislocation, such as the current market conditions, it is increasingly difficult to value such investments because trading becomes less frequent and/or market data becomes less observable. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods that are more complex. For example, assumptions regarding projected delinquency and severity rates have become increasingly pessimistic due to market uncertainty connected with these types of investments and requirements for high expected returns using pessimistic assumptions as required by the limited number of prospective purchasers of such securities in the present market. This has resulted in lower estimated quotes of estimated market prices. These inputs are used in pricing models to assist the broker in estimating a current price for these investments. Accordingly, the market price or Fair Value may not be reflective of the intrinsic value of a security or indicative of the ultimate expected receipt of future cash flows. The Fair Value of such securities at December 31, 2008 was $42.3 million.
The Company performs a cash flow analysis for each of these securities, which attempts to estimate the likelihood of any future impairment. While the Company does not believe there are any other-than-temporary impairments (“OTTI”) currently, future estimates may change depending upon the actual housing statistics reported for each security to the Company. This may result in future charges based upon revised estimates for delinquency rates, severity or prepayment patterns. These changes in estimates may be material. These securities are collateralized by pools of “Alt-A” mortgages, and receive priority payments from these pools. The Company’s securities rank senior to subordinated tranches of debt collateralized by each respective pool of mortgages. The Company has collected all applicable interest and principal repayments on such securities to date. As of February 25, 2009 the levels of subordination ranged from 27% to 51% of the total debt outstanding for each pool. Delinquencies within the underlying mortgage pools (defined as payments 60+ days past due plus foreclosures plus real estate owned) ranged from 19.2% to 41.5% of total amounts outstanding. In March 2008, delinquencies ranged from 3.4% to 21.2%. Delinquency rates are not the same as severity rates, or actual loss, but are an indication of the potential for losses of some degree in future periods. In each case, current pool subordination levels by individual security remain in excess of current pool delinquency rates.
The Company has both the ability and the intent to hold such securities until maturity. Prior to the transfer to the held to maturity classification, the Company incurred cumulative write-downs from (“OTTI”) declines in the Fair Value of these securities after any recapture, amounting to $40.7 million through September 30, 2008. The collection of principal repayments on these securities through December 31, 2008 resulted in $2.1 million in realized investment gains as a result of the recapture of previous write-downs of investment balances. The Company sold two of its RMBS investments in September 2008 resulting in cumulative realized investment losses of $11.0 million. The net realized loss included previous OTTI declines in “Fair Value” of $9.7 million through the dates of sale.
These RMBS investments, as of December 31, 2008 were rated AAA/Aaa by S&P/Moody’s. As of March 9, 2009, these securities are rated AAA or AAA- by S&P and Caa1 to A1 by Moody’s. On March 9, 2009 S&P announced that 9,430 tranches of mortgage securities had been placed on Credit Watch for potential downgrades. The tranches of securities owned by the Company were not included in this list, however, other junior tranches of securities within the RMBS owned by the Company were included in the list. While the Company’s securities were not included in that S & P Credit Watch listing, there is the possibility that they may be downgraded in the future.
Reinsurance reinstatement premiums are recorded, as a result of losses incurred by the Company, in accordance with the provisions of the reinsurance contracts. Upon the occurrence of a large severity or catastrophe loss, the Company may be obligated to pay additional reinstatement premiums under its excess of loss reinsurance treaties up to the amount of the original premium paid under such treaties. Reinsurance reinstatement premiums incurred for the years ended December 31, 2008, 2007 and 2006 were $1.8 million, $3.9 million and $2.4 million, respectively.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective method. SFAS 123(R) establishes standards for the accounting for transactions that involve stock based compensation. SFAS 123(R) requires that compensation costs be recognized for the fair value of all share options over their vesting period, including the cost related to the unvested portion of all outstanding share options as of December 31, 2005. The cumulative effect of the adoption of SFAS 123(R) was not material. The Company recorded approximately $343,000 of additional compensation cost in results from operations for the twelve months ended December 31, 2006 relating to the adoption of accounting for stock based compensation under SFAS 123(R). Total stock compensation expense recorded in 2008, 2007 and 2006 amounted to $2.5 million, $2.2 million, and $2.1 million, respectively.
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
The Company’s Level 1 assets are comprised of U.S. Treasury securities and preferred stock, which are highly liquid and traded in active exchange markets.
The Company uses the quoted market prices as fair value for assets classified as Level 1. The Company receives quoted market prices from a third party, a nationally recognized pricing service. Prices are obtained from available sources for market transactions involving identical assets. For the majority of Level 1 investments, the Company receives quoted market prices from an independent pricing service. The Company validates primary source prices by back testing to trade data to confirm that the pricing service’s significant inputs are observable. The Company also compares the prices received from the third party service to alternate third party sources to validate the consistency of the prices received on securities.
Level 2—Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset, either directly or indirectly, for substantially the full term of the asset through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets, non-binding quotes in markets that are not active for identical or similar assets and other market observable inputs (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.).
The Company’s Level 2 assets include municipal debt obligations and corporate debt securities.
The Company generally obtains valuations from third party pricing services and/or security dealers for identical or comparable assets or liabilities by obtaining non-binding broker quotes (when pricing service information is not available) in order to determine an estimate of fair value. The Company bases all of its estimates of fair value for assets on the bid price as it represents what a third party market participant would be willing to pay in an arm’s length transaction. Prices from pricing services are validated by the Company through comparison to prices from corroborating sources and are validated by back testing to trade data to confirm that the pricing service’s significant inputs are observable. Under certain conditions, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity or that significant inputs are not observable, in which case it may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. In such cases, those valuations would be generally classified as Level 3. Generally, the Company utilizes an independent pricing service to price its municipal debt obligations and corporate debt securities. Currently, these securities are exhibiting low trade volume. The Company considers such investments to be in the Level 2 category.
Level 3—Fair value is based on at least one or more significant unobservable inputs that are supported by little or no market activity for the asset. These inputs reflect the Company’s understanding about the assumptions market participants would use in pricing the asset or liability.
The Company’s Level 3 assets include its residential mortgage-backed securities (“RMBS”) and commercial loans, as they are illiquid and trade in inactive markets. These markets are considered inactive as a result of the low level of trades of such investments.

All prices provided by primary pricing sources are reviewed for reasonableness, based on the Company’s understanding of the respective market. Prices may then be determined using valuation methodologies such as discounted cash flow models, as well as matrix pricing analyses performed on non-binding quotes from brokers or other market-makers. As of December 31, 2008, the Company utilized cash flow models, matrix pricing and non-binding broker quotes obtained from the primary pricing sources to evaluate the fair value of its RMBS and commercial loan investments. Because pricing of these investments is complex and has many variables affecting price including, delinquency rate, severity rate, loan to value ratios, vintage year, discount rate, subordination levels, prepayment speeds, etc., the price of such securities will differ by broker depending on the weight given to the various inputs. While many of the inputs utilized in pricing are observable, some inputs are unobservable and the weight given these unobservable inputs will vary depending upon the broker. During periods of market dislocation, such as the current market conditions, it is increasingly difficult to value such investments because trading becomes less frequent and/or market data becomes less observable. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods that are more complex. For example, prepayment speeds and severity rates have become increasingly stressed by brokers due to market uncertainty connected with these types of investments resulting in lower quoted prices. These inputs are used in pricing models to assist the broker in determining a current price for these investments. After considering all of the relevant information at December 31, 2008, the Company adjusted the price received for one commercial loan investment. As such, because the establishment of fair valuation is significantly reliant upon unobservable inputs, the Company considers such investments to be in the Level 3 category.
Effect of recent accounting pronouncements
Adoption of new accounting pronouncements:
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
In February 2007, the FASB issued Statement of Financial Accounting No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“ SFAS 159”) which provides for an irrevocable option to report selected financial assets and liabilities at fair value with changes in fair value recorded in earnings. The option is applied, on a contract-by-contract basis, to an entire contract and not only to specific risks, specific cash flows or other portions of that contract. Upfront costs and fees related to a contract for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company elected the fair value option for approximately $8.3 million in commercial loans upon its adoption of SFAS 159 effective January 1, 2008. At December 31, 2007, the commercial loan balance of $8.3 million was carried at fair value, which was lower than amortized cost, and included in the Company’s trading portfolio, which was consistent with its overall investment strategy. The adoption of SFAS 159 did not have an impact on the Company’s results of operations, financial position or liquidity. The Company utilized the fair value election under SFAS 159 for approximately $10.3 million of commercial loan purchases during the year ended December 31, 2008. The Company has recorded net losses in fair value of $3.0 million on these investments for the year ended December 31, 2008. The changes in the fair value of these debt instruments are recorded in investment income.
In June 2007, the FASB issued FSP Emerging Issues Task Force Issues No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires that realized income tax benefits related to dividend payments that are charged to retained earnings and paid to employees holding equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 shall be applied to share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The adoption of EITF 06-11, effective January 1, 2008, did not have a material effect on the Company’s results of operations, financial position or liquidity.
On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157, Fair Value Measurements, in a market that is not active, and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective October 10, 2008, and for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”). However, the disclosure provisions in SFAS 154 required for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The adoption of FSP FAS 157-3 did not have a material effect on the Company’s results of operations, financial position or liquidity.

In January 2009, the FASB issued FSP Emerging Issues Task Force Issues No. 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“EITF 99-20-1”). EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets.” The FASB believes this guidance will achieve a more consistent determination of whether an other-than-temporary impairment has occurred. EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of EITF 99-20-1 did not have a material effect on the Company’s results of operations, financial position or liquidity.
Future adoption of new accounting pronouncements:
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
In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral of the application of SFAS 157, Fair Value Measurements, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS 157 for non-financial assets and non-financial liabilities on January 1, 2009 and does not expect the provisions to have a material effect on its results of operations, financial position or liquidity.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk includes the potential for future losses due to changes in the fair value of financial instruments, which relates mainly to the Company’s investment portfolio. Those risks associated with the investment portfolio include the effects of exposure to adverse changes in interest rates, credit quality, hedge fund and illiquid securities including CDO/CLO, commercial middle market and residential mortgage-backed securities.
Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. The Company considers interest rate risk and the overall duration of the Company’s loss reserves in evaluating the Company’s investment portfolio. The duration of the investment portfolio, excluding short-term and hedge fund investments, was 5.43 years. The Company maintains $185 million of cash and short term investments as of December 31, 2008.
The following tabular presentation outlines the expected cash flows of fixed maturities available for sale for each of the next five years and the aggregate cash flows expected for the remaining years thereafter based upon maturity dates. Fixed maturities include tax-exempts and taxable securities with applicable weighted average interest rates.

	Future cash flows of expected principal amounts
	(Dollars in millions)
								Total
						There-		Fair
	2009	2010	2011	2012	2013	after	Total	Value
Tax-exempts	$—	$—	$—	$0.5	$4.0	$92.4	$96.9	$90.5
Average interest rate	—	—	—	5.25%	5.25%	5.18%	—	—

Taxables	$0.1	$22.2	$11.6	$0.1	$14.9	$3.5	$52.4	$54.5
Average interest rate	8.59%	2.74%	4.25%	4.63%	7.58%	4.69%	—	—

Total	$0.1	$22.2	$11.6	$0.6	$18.9	$95.9	$149.3	$145.0
Fixed maturities held to maturity consist exclusively of floating rate residential mortgage-backed securities that have prepayment features. These prepayment features may cause actual cash flows to differ from those based upon maturity date. Future expected cash flows related to such securities are expected to be $102.5 million. The average interest rate on these securities is 2.68% and the interest is taxable.
The Company has investments in residential mortgage-backed securities (“RMBS”) amounting to $61.2 million at December 31, 2008. These securities are classified as held to maturity after the Company transferred these holdings from the available for sale portfolio effective October 1, 2008. The adjusted cost basis of these securities is based on a determination of the Fair Value of these securities on the date they were transferred.
The Fair Value of each RMBS investment is determined under SFAS 157. Fair Value is determined by estimating the price at which an asset might be sold on the measurement date. There has been a considerable amount of turmoil in the U.S. housing market in 2007 and 2008, which has led to market declines in such securities. Because the pricing of these investments is complex and has many variables affecting price including, projected delinquency rates, projected severity rates, estimated loan to value ratios, vintage year, subordination levels, projected prepayment speeds, expected rates of return required by prospective purchasers, etc., the estimated price of such securities will differ among brokers depending on these facts and assumptions. While many of the inputs utilized in pricing are observable, many other inputs are unobservable and will vary depending upon the broker. During periods of market dislocation, such as the current market conditions, it is increasingly difficult to value such investments because trading becomes less frequent and/or market data becomes less observable. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods that are more complex. For example, assumptions regarding projected delinquency and severity rates have become increasingly pessimistic due to market uncertainty connected with these types of investments and requirements for high expected returns using pessimistic assumptions as required by the limited number of prospective purchasers of such securities in the present market. This has resulted in lower estimated quotes of estimated market prices. These inputs are used in pricing models to assist the broker in estimating a current price for these investments. Accordingly, the market price or Fair Value may not be reflective of the intrinsic value of a security or indicative of the ultimate expected receipt of future cash flows. The Fair Value of such securities at December 31, 2008 was $42.3 million.

The Company performs a cash flow analysis for each of these securities, which attempts to estimate the likelihood of any future impairment. While the Company does not believe there are any other-than-temporary impairments (“OTTI”) currently, future estimates may change depending upon the actual housing statistics reported for each security to the Company. This may result in future charges based upon revised estimates for delinquency rates, severity or prepayment patterns. These changes in estimates may be material. These securities are collateralized by pools of “Alt-A” mortgages, and receive priority payments from these pools. The Company’s securities rank senior to subordinated tranches of debt collateralized by each respective pool of mortgages. The Company has collected all applicable interest and principal repayments on such securities to date. As of February 25, 2009 the levels of subordination ranged from 27% to 51% of the total debt outstanding for each pool. Delinquencies within the underlying mortgage pools (defined as payments 60+ days past due plus foreclosures plus real estate owned) ranged from 19.2% to 41.5% of total amounts outstanding. In March 2008, delinquencies ranged from 3.4% to 21.2%. Delinquency rates are not the same as severity rates, or actual loss, but are an indication of the potential for losses of some degree in future periods. In each case, current pool subordination levels by individual security remain in excess of current pool delinquency rates.
The Company has both the ability and the intent to hold such securities until maturity. Prior to the transfer to the held to maturity classification, the Company incurred cumulative write-downs from OTTI declines in the Fair Value of these securities after any recapture, amounting to $40.7 million through September 30, 2008. The collection of principal repayments on these securities through December 31, 2008 resulted in $2.1 million in realized investment gains as a result of the recapture of previous write-downs of investment balances. The Company sold two of its RMBS investments in September 2008 resulting in cumulative realized investment losses of $11.0 million. The net realized loss included previous OTTI declines in Fair Value of $9.7 million through the dates of sale.
These RMBS investments, as of December 31, 2008 were rated AAA/Aaa by S&P/Moody’s. As of March 9, 2009, these securities are rated AAA or AAA- by S&P and Caa1 to A1 by Moody’s. On March 9, 2009 S&P announced that 9,430 tranches of mortgage securities had been placed on Credit Watch for potential downgrades. The tranches of securities owned by the Company were not included in this list, however, other junior tranches of securities within the RMBS owned by the Company were included in the list. While the Company’s securities were not included in that S & P Credit Watch listing, there is the possibility that they may be downgraded in the future.
Credit quality risk includes the risk of default by issuers of debt securities. As of December 31, 2008, 99.3% of the fair value of the Company’s fixed income and short-term investment portfolios were considered investment grade. As of December 31, 2008, the Company invested approximately $2.7 million in fixed maturities that are below investment grade, with a concentration in investments rated “ B-” by S&P. The Company seeks to mitigate market risk associated with such investments by maintaining a diversified portfolio of such securities that limits the concentration of investment in any one issuer.
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
The Company also seeks to mitigate market risk associated with its investments in hedge funds by maintaining a diversified portfolio of hedge fund investments. Diversification is achieved through the use of many investment managers employing a variety of different investment strategies in determining the underlying characteristics of their hedge funds. The Company is dependent upon these managers to obtain market prices for the underlying investments of the hedge funds. Some of these investments may be difficult to value and actual values may differ from reported amounts. The hedge funds in which we invest usually impose limitations on the timing of withdrawals from the hedge funds (most are within 90 days), and may affect our liquidity. Some of our hedge funds have invoked gated provisions that allow the fund to disperse redemption proceeds to investors over an extended period. The Company is subject to such restrictions and they will affect the timing of the receipt of hedge fund proceeds. With respect to an investment in Altrion any withdrawals made require one year’s prior written notice to the hedge fund manager.
The Company invests in illiquid securities such as commercial loans, which are private placements. The fair value of each security is provided by securities dealers. The markets for these types of securities can be illiquid and, therefore, the price obtained from dealers on these securities is subject to change, depending upon the underlying market conditions of these securities, including the potential for downgrades or defaults on the underlying collateral of the security. The fair value of the commercial loan portfolio at December 31, 2008 was $2.7 million.

The Company maintains an investment in a limited partnership hedge fund, (Altrion), that invests in collateralized debt obligation (“CDO”) securities, commercial loan obligation (“CLO”) securities, credit related structured (“CRS”) securities and other structured products, as well as commercial loans, that are arranged, managed or advised by a Mariner affiliated company. This investment was consolidated in the Company’s financial statements until August 1, 2006. As of December 31, 2008 and December 31, 2007, the investment in Altrion is included in the balance sheet under the category of limited partnerships at equity. As a result of the turmoil in the U.S. housing industry in 2007 and 2008 and its effect on mortgage-backed and illiquid securities, since 2007, Altrion has not assembled any CDO or CLO assets as market conditions have precluded any such activity. Altrion also has an investment in Tiptree Financial Partners LP (“Tiptree Financial”), which was formed in 2008 to trade in CLOs, but because of market conditions a substantial portion of Tiptree Financial’s invested assets were as of December 31, 2008 and currently remain in cash. See “Investment Management Arrangement” for a complete discussion of the Company’s investment in Altrion.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers of the Registrant
The information required by this Item is incorporated herein by reference from the sections captioned “Election of Directors,” “Nominees for Directors,” “Committees of the Board,” “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in NYMAGIC’s definitive proxy statement for the 2009 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2008.
On June 4, 2008 we filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibits to this annual report and to the annual report on Form 10-K for the year ended December 31, 2008, the applicable certifications of its President and Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s public disclosures.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference from the sections captioned “Compensation of Directors” and “Compensation of Executive Officers” in NYMAGIC’s definitive proxy statement for the 2009 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2009 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2008 with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference from the section captioned “Certain Relationships and Related Transactions” in NYMAGIC’s Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2008.
Item 14. Principal Accounting Fees and Services
The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Company’s definitive proxy statement for the 2009 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2008 with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a) 1.	Financial Statements
The list of financial statements appears in the accompanying index on page F-1.
2.	Financial Statement Schedules
The list of financial statement schedules appears in the accompanying index on page F-1.
3.	Exhibits
3.1	Charter of NYMAGIC, INC. (Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2003 (Commission File No. 1-11238) and incorporated herein by reference).
3.2	Amended and Restated By-Laws. (Filed as Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-11238) and incorporated herein by reference).
4.0	Specimen Certificate of common stock (Filed as Exhibit 4.0 of Amendment No. 2 to the Registrant’s Registration Statement No. 33-27665) and incorporated herein by reference).
10.1	Restated Management Agreement dated as of January 1, 1986, by and among Mutual Marine Office, Inc. and Arkwright-Boston Manufacturers Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 2-88552) and incorporated herein by reference).
10.2	Amendment No. 2 to the Restated Management Agreement, dated as of December 30, 1988, by and among Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.2.2. of the Registrant’s Current Report on Form 8-K dated January 6, 1989 (Commission File No. 2-88552) and incorporated herein by reference).
10.3	Amendment No. 3 to the Restated Management Agreement, dated as of December 31, 1990 by and among Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.2.3. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 3-27665) and incorporated herein by reference).
10.4	Restated Management Agreement dated as of January 1, 1986, by and among Mutual Inland Marine Office, Inc. and Arkwright-Boston Manufacturers Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 2-88552) and incorporated herein by reference).
10.5	Amendment No. 2 to the Restated Management Agreement, dated as of December 30, 1988, by and among Mutual Inland Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.4.2 of the Registrant’s Current Report on Form 8-K, dated January 6, 1989 (Commission File No. 2-88552) and incorporated herein by reference).
10.6	Amendment No. 3 to the Restated Management Agreement, dated as of December 31, 1990, by and among Mutual Inland Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.4.3. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 3-27665) and incorporated herein by reference).
10.7	Restated Management Agreement dated as of January 1, 1986, by and among Mutual Marine Office of the Midwest, Inc. and Arkwright-Boston Manufacturers Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 2-88552) and incorporated herein by reference).
10.8	Amendment No. 2 to the Restated Management Agreement dated as of December 30, 1988, by and among Mutual Marine Office of the Midwest, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, Lumber Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.6.2 of the Registrant’s Current Report on Form 8-K, dated January 6, 1989 (Commission File No. 2-88552) and incorporated herein by reference).
10.9	Amendment No. 3 to the Restated Management Agreement dated as of December 31, 1990, by and among Mutual Marine Office of the Midwest, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.6.3. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 3-27665) and incorporated herein by reference).
10.10	Restated Management Agreement dated as of January 1, 1986, by and among Pacific Mutual Marine Office, Inc. and Arkwright-Boston Manufacturers Mutual Insurance Company, Lumber Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 2-88552) and incorporated herein by reference).

10.11	Amendment No. 2 to the Restated Management Agreement dated as of December 30, 1988, by and among Pacific Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Lumber Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.8.2 of the Registrant’s Current Report on Form 8-K, dated January 6, 1989 (Commission File No. 2-88552) and incorporated herein by reference).
10.12	Amendment to Restated Management Agreement dated as of December 31, 1990, by and among Pacific Mutual Marine Office, Inc. and Arkwright Mutual Insurance Company, Utica Mutual Insurance Company, the Registrant and Pennsylvania National Mutual Casualty Insurance Company (Filed as Exhibit 10.8.3. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11238) and incorporated herein by reference).
+10.13	1991 Stock Option Plan (Filed as Exhibit A to the Registrant’s Proxy Statement for its 1991 Annual Meeting of Shareholders (Commission File No. 1-11238) and incorporated herein by reference).
10.14	Form of Indemnification Agreement (Filed as Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-11238) and incorporated herein by reference).
+10.15	1999 NYMAGIC, INC. Phantom Stock Plan (Filed as Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-11238) and incorporated herein by reference).
+10.16	Severance Agreement dated as of December 31, 2001 by and between NYMAGIC, INC. and Thomas J. Iacopelli (Filed as Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (Commission File No. 1-11238) and incorporated herein by reference).
+10.17	Severance Agreement dated as of July 9, 2002 by and between NYMAGIC, INC. and Paul Hart. Filed as Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 1-11238) and incorporated herein by reference.
+10.18	NYMAGIC, INC. 2002 Nonqualified Stock Option Plan (Filed as Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 1-11238) and incorporated herein by reference).
+10.19	NYMAGIC, INC. Amended and Restated 2004 Long-Term Incentive Plan (Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 1-11238) and incorporated herein by reference).
+10.20	NYMAGIC, INC. Employee Stock Purchase Plan (Filed as Appendix C to the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders (Commission File No. 1-11238) and incorporated herein by reference).
+10.21	Forms of Election for Deferred Compensation Program (Filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 1-11238) and incorporated herein by reference).
10.22	Voting Agreement among Mariner Partners, Inc. and certain stockholders of the Company dated as of February 20, 2002, as amended March 1, 2002 (Filed as Exhibit 99.1 to the Schedule 13D filed by Mariner Partners, Inc. and the other reporting persons named therein on March 4, 2002 (Commission File No. 5-40907) and incorporated herein by reference).
10.23	Amendment No. 2 dated as of January 27, 2003 to Voting Agreement among Mariner Partners, Inc. and certain stockholders of the Company (Filed as Exhibit 99.2 to the Schedule 13D/A filed by Mariner Partners, Inc. and the other reporting persons named therein on April 10, 2003 (Commission File No. 5-40907) and incorporated herein by reference).
10.24	Amendment No. 3 dated as of March 12, 2003 to Voting Agreement among Mariner Partners, Inc. and certain stockholders of the Company (Filed as Exhibit 99.3 to the Schedule 13D/A filed by Mariner Partners, Inc. and the other reporting person named therein on April 10, 2003 (Commission File No. 5-40907) and incorporated herein by reference).
10.25	Amendment No. 4 dated as of February 24, 2004 to Voting Agreement among Mariner Partners, Inc. and certain stockholders of the Company. (Filed as Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 1-11238) and incorporated herein by reference).
10.26	Resolutions of the Board of Directors of the Company’s subsidiary, New York Marine And General Insurance Company, adopted July 18, 2002, committing not to pay dividends to the Company without the consent of the New York State Department of Insurance prior to July 31, 2004 (Filed as Exhibit 10.1 to the Registrant’s original Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-11238) and incorporated herein by reference).
10.27	Resolutions of the Board of Directors of the Company’s subsidiary, Gotham Insurance Company, adopted July 18, 2002, committing not to pay dividends to the Company without the consent of the New York State Department of Insurance prior to July 31, 2004 (Filed as Exhibit 10.2 to the Registrant’s original Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-11238) and incorporated herein by reference).
10.28	Amended and Restated Investment Management Agreement between Mariner Partners, Inc. and NYMAGIC, Inc. and New York Marine And General Insurance Company and Gotham Insurance Company, dated as of December 6, 2002 (Filed as Exhibit 10.6 of the Registrant’s amended Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-11238) and incorporated herein by reference).
10.29	Limited Partnership Agreement of Mariner Tiptree (CDO) Fund I, L.P. dated as of May 1, 2003 (Filed as Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 20, 2004 (Commission File No. 1-11238) and incorporated herein by reference).
10.30	Securities Purchase Agreement dated as of January 31, 2003 by and between NYMAGIC, Inc. and Conning Capital Partners VI, L.P. (Filed as Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated January 31, 2003 (Commission File No. 1-11238) and incorporated herein by reference).

10.31	Registration Rights Agreement dated as of January 31, 2003 by and between NYMAGIC, Inc. and Conning Capital Partners VI, L.P. (Filed as Exhibit 99.2 of the Registrant’s Current Report on Form 8-K dated January 31, 2003 (Commission File No. 1-11238) and incorporated herein by reference).
10.32	Option Certificate dated as of January 31, 2003 by and between NYMAGIC, INC. and Conning Capital Partners VI, L.P. (Filed as Exhibit 99.3 of the Registrant’s Current Report on Form 8-K dated January 31, 2003 (Commission File No. 1-11238) and incorporated herein by reference).
10.33	Registration Rights Agreement dated as of March 11, 2004 by and among NYMAGIC, INC. and Keefe, Bruyette and Woods, Inc. and the other initial purchasers referred to therein. (Filed as Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 1-11238) and incorporated herein by reference).
10.34	Indenture dated as of March 11, 2004 by and between NYMAGIC, INC. and Wilmington Trust Company, as trustee related to the Company’s 6.50% Senior Notes due 2014. (Filed as Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 1-11238) and incorporated herein by reference).
10.35	First Supplemental Indenture dated as of March 11, 2004 by and between NYMAGIC, INC. and Wilmington Trust Company, as trustee. (Filed as Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 1-11238) and incorporated herein by reference).
10.36	Sublease dated as of December 12, 2002 by and between BNP Paribas and New York Marine And General Insurance Company (Filed as Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-11238) and incorporated herein by reference).
10.37	Stock Purchase Agreement, dated as of January 7, 2005, by and among the Company and the sellers named therein (Filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated January 10, 2005 (Commission File No. 1-11238) and incorporated herein by reference).
+10.38	Consulting Agreement, dated as of April 6, 2005, by and between the Company and William D. Shaw, Jr. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-11238) filed on April 6, 2005 and incorporated herein by reference).
+10.39	Form of Unrestricted Share Award Agreement. (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-11238) and incorporated herein by reference).
10.40	Amended and Restated Voting Agreement dated as of October 12, 2005, by and among Mark W. Blackman, Lionshead Investments, LLC, Robert G. Simses, and Mariner Partners, Inc. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-11238) filed on October 14, 2005, and incorporated herein by reference).
10.41	Sale and Purchase Agreement dated August 31, 2005 by and among the Robertson Group Limited and the Edinburgh Woollen Mill (Group) Limited and MMO EU Limited. (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 1-11238) and incorporated herein by reference).
10.42	Taxation Deed. (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 1-11238) and incorporated herein by reference).
+10.43	Form of Restricted Share Award Agreement. (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 1-11238) and incorporated herein by reference).
10.44	Letter Agreement dated as of March 22, 2006 by and between NYMAGIC, INC. and Conning Capital Partners VI, L.P. (Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 1-11238) filed on March 28, 2006 and incorporated herein by reference).
10.45	Amended and Restated Option Certificate dated as of March 22, 2006 by and between NYMAGIC, INC. and Conning Capital Partners VI, L.P (Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 1-11238) filed on March 28, 2006 and incorporated herein by reference).
+10.46	Consulting Agreement, dated as of March 30, 2006, by and between William D. Shaw, Jr. and NYMAGIC, INC.( (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-11238) filed on March 31, 2006 and incorporated herein by reference).
+10.47	Employment Agreement, dated as of April 17, 2006, by and between A. George Kallop and NYMAGIC, INC. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-11238) filed on April 20, 2006 and incorporated herein by reference).
+10.48	Performance Share Award Agreement, dated as of April 17, 2006, by and between A. George Kallop and NYMAGIC, INC. (Exhibits omitted. Will be provided to the SEC upon request.) (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-11238) filed on April 20, 2006 and incorporated herein by reference).
+10.49	Employment Agreement, dated as of April 18, 2006, by and between George R. Trumbull, III and NYMAGIC, INC. (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-11238) filed on April 20, 2006 and incorporated herein by reference).
+10.50	Performance Share Award Agreement, dated as of April 18, 2006, by and between George R. Trumbull, III and NYMAGIC, INC. (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-11238) filed on April 20, 2006 and incorporated herein by reference).
10.51	Amended and Restated Limited Partnership Agreement by and between NYMAGIC, INC., Tricadia CDO Fund, L.P., as general partner, and the limited partners named therein, dated as of August 1, 2006. (Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 1-11238) filed on August 23, 2006 and incorporated herein by reference).

+10.52	Employment Agreement, dated January 9, 2007, by and between George R. Trumbull, III and NYMAGIC, INC. (Filed as Exhibit 10.52 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, (Commission File no. 1-11238) and incorporated herein by reference).
+10.53	2004 Amended and Restated Long-Term Incentive Plan Award Agreement, dated January 9, 2007, by and between NYMAGIC, INC. and George R. Trumbull, III. (Filed as Exhibit 10.53 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, (Commission File no. 1-11238) and incorporated herein by reference).
+10.54	Amendment to Employment Agreement, dated January 9, 2007, by and between A. George Kallop and NYMAGIC, INC. (Filed as Exhibit 10.54 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, (Commission File no. 1-11238) and incorporated herein by reference).
+10.55	2004 Amended and Restated Long-Term Incentive Plan Award Agreement, dated January 9, 2007, by and between NYMAGIC, INC. and A. George Kallop. (Filed as Exhibit 10.55 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, (Commission File no. 1-11238) and incorporated herein by reference.
+10.56	Consulting Agreement, dated as of March 22, 2007 by and between William D. Shaw, Jr. and NYMAGIC, INC. (Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (Commission File no. 1-11238) and incorporated herein by reference).
+10.57	2004 Amended and Restated Long-term Incentive Plan Award Agreement, dated January 9, 2008, between A. George Kallop and NYMAGIC, INC. (Filed as Exhibit 10.57 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, (Commission File no. 1-11238) and incorporated herein by reference).
+10.58	2004 Amended and Restated Long-term Incentive Plan Award Agreement, dated January 10, 2008, between George R. Trumbull, III and NYMAGIC, INC. (Filed as Exhibit 10.58 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, (Commission File no. 1-11238) and incorporated herein by reference).
+10.59	Employment Agreement, dated January 10, 2008, between NYMAGIC, INC. and George R. Trumbull, III. (Filed as Exhibit 10.53 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, (Commission File no. 1-11238) and incorporated herein by reference. (Filed as Exhibit 10.59 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, (Commission File no. 1-11238) and incorporated herein by reference).
+10.60	Severance Agreement, dated February 15, 2007, between Mutual Marine Office, Inc and Craig Lowenthal. (Filed as Exhibit 10.60 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, (Commission File no. 1-11238) and incorporated herein by reference).
10.61	Lease, dated June 5, 2007 by and between Metropolitan 919 Third Avenue LLC and New York Marine And General Insurance Company. (Filed as Exhibit 10.61 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, (Commission File no. 1-11238) and incorporated herein by reference).
+10.62	Consulting Agreement, effective January 1, 2008 and entered into April 4, 2008 between William D. Shaw, Jr. and NYMAGIC, INC. (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (Commission File no. 1-11238) and incorporated herein by reference.
+10.63	Consulting Agreement, effective May 21, 2008 and entered into June 16, 2008 between George R. Trumbull, III and NYMAGIC, INC. (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (Commission File no. 1-11238) and incorporated herein by reference.
+10.64	Engagement Agreement, effective May 21, 2008 and entered into July 8, 2008 between Robert G. Simses and NYMAGIC, INC. (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (Commission File no. 1-11238) and incorporated herein by reference.
+10.65	NYMAGIC, INC. 2004 Amended and Restated Long-Term Incentive Plan, as amended May 21, 2008. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K File No. 1-11238) filed on May 28, 2008 and incorporated herein by reference).
+10.66	Employment Agreement, dated as of January 1, 2009, by and between A. George Kallop and NYMAGIC, INC. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-11238) filed on February 4, 2009 and incorporated herein by reference).
+10.67	Performance Share Award Agreement, dated as of January 1, 2009, by and between A. George Kallop and NYMAGIC, INC. (Exhibit omitted. Will be provided to the SEC upon request.)
*+10.68	Form of Indemnification Agreement by and between NYMAGIC, INC. and members of its Board of Directors, approved as of December 3, 2008.
*+10.69	Amended and Restated Voting Agreement by and among Mark W. Blackman, Lionshead Investments, LLC and Robert G. Simses, Trustee, and Mariner Partners, Inc. dated October 15, 2008.
*+10.70	Letter Agreement by and among Mariner Partners, Inc. and Mark W. Blackman, Lionshead Investments, LLC and Robert G. Simses, Trustee, and Mariner Partners, Inc. dated October 15, 2008.
*10.71	2007 financial statements of Tricadia CDO Fund, L.P.
*+10.72	Employment Agreement, dated as of April 7, 2008, by and between Glenn R. Yanoff and NYMAGIC, INC.
+10.73	Performance Share Award Agreement, dated as of April 7, 2008, by and between Glenn R. Yanoff and NYMAGIC INC. (Exhibit omitted. Will be provided to the SEC upon request.)
*21.1	Subsidiaries of the Registrant.
*23.1	Consent of KPMG LLP.
*23.2	Consent of Grant Thornton LLP.

*31.1	Certification of A. George Kallop, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of A. George Kallop, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Represents a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NYMAGIC, INC. (Registrant)
By:	/s/ A. George Kallop
A. George Kallop
President and Chief Executive Officer
Date: March 12, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date
/s/ John R. Anderson	Director	March 12, 2009

John R. Anderson

/s/ Glenn J. Angiolillo	Director	March 12, 2009

Glenn J. Angiolillo

/s/ Ronald J. Artinian	Director	March 12, 2009

Ronald J. Artinian

/s/ John T. Baily	Director	March 12, 2009

John T. Baily

/s/ David E. Hoffman	Director	March 12, 2009

David E. Hoffman

/s/ A. George Kallop	Director and President and	March 12, 2009

A. George Kallop	Chief Executive Officer

/s/ William J. Michaelcheck	Director	March 12, 2009

William J. Michaelcheck

/s/ William D. Shaw, Jr.	Director	March 12, 2009

William D. Shaw, Jr.

/s/ Robert G. Simses	Director and Chairman	March 12, 2009

Robert G. Simses

/s/ George R. Trumbull, III	Director	March 12, 2009

George R. Trumbull, III

/s/ David W. Young	Director	March 12, 2009

David W. Young

/s/ Thomas J. Iacopelli	Principal Accounting Officer and	March 12, 2009

Thomas J. Iacopelli	Chief Financial Officer

NYMAGIC, INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and, (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2008 based on the criteria in Internal Control-Integrated Framework issued by COSO.
Dated: March 12, 2009

A. George Kallop,
President and	Thomas J. Iacopelli,
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
NYMAGIC, INC.:
We have audited NYMAGIC, INC. and subsidiaries internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NYMAGIC, INC.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, NYMAGIC, INC. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NYMAGIC, INC. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 12, 2009 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
New York, New York

March 12, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
NYMAGIC, INC.:
We have audited the accompanying consolidated balance sheets of NYMAGIC, INC. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NYMAGIC, INC. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NYMAGIC, INC. and subsidiaries internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
New York, New York

March 12, 2009

NYMAGIC, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007

ASSETS
Investments:
Fixed maturities:
Held to maturity at amortized cost (fair value $42,329,432 and $0)	$61,246,212	$—
Available for sale at fair value (amortized cost $149,402,001 and $162,579,526)	144,978,426	162,890,600
Trading at fair value (amortized cost $22,203,883 and $80,671,102)	17,399,090	78,537,285
Equity securities trading at fair value (cost $15,159,200 and $65,001,440)	11,822,620	66,325,265
Commercial loans at fair value (amortized cost $6,907,368 and $0)	2,690,317	—
Limited partnerships at equity (cost $98,101,553 and $148,915,402)	122,927,697	188,295,547
Short-term investments	110,249,779	165,000
Cash and cash equivalents	75,672,102	204,913,343

Total cash and investments	546,986,243	701,127,040

Accrued investment income	4,978,920	2,590,664
Premiums and other receivables, net	23,426,525	26,275,077
Receivable for investments disposed	25,415,261	22,885,923
Reinsurance receivables on unpaid losses, net	213,906,569	250,129,540
Reinsurance receivables on paid losses, net	28,429,945	38,804,022
Deferred policy acquisition costs	14,663,710	14,989,585
Prepaid reinsurance premiums	19,225,185	21,749,663
Deferred income taxes	35,514,597	14,443,675
Property, improvements and equipment, net	10,033,489	4,816,836
Other assets	23,895,902	10,164,557

Total assets	$946,476,346	$1,107,976,582

LIABILITIES
Unpaid losses and loss adjustment expenses	$548,749,589	$556,535,344
Reserve for unearned premiums	83,364,396	87,577,497
Ceded reinsurance payable	23,809,871	27,071,178
Notes payable	100,000,000	100,000,000
Payable for investments acquired	—	28,678,666
Dividends payable	671,059	815,267
Other liabilities	25,808,669	27,853,083

Total liabilities	782,403,584	828,531,035

SHAREHOLDERS’ EQUITY
Common stock	15,742,215	15,672,090
Paid-in capital	49,539,886	47,313,015
Accumulated other comprehensive (loss) income	(2,875,317)	202,196
Retained earnings	189,702,569	296,641,235

	252,109,353	359,828,536
Treasury stock, at cost, 7,333,977 and 6,965,077 shares	(88,036,591)	(80,382,989)

Total shareholders’ equity	164,072,762	279,445,547

Total liabilities and shareholders’ equity	$946,476,346	$1,107,976,582

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF OPERATONS

	Year ended December 31,
	2008	2007	2006

Revenues:
Net premiums earned	$167,072,696	$166,095,871	$151,834,141
Net investment (loss) income	(63,502,847)	35,489,369	47,897,224
Net realized investment losses	(47,664,766)	(6,902,852)	(402,554)
Commission and other income (loss), net	275,836	(4,245,541)	1,137,873

Total revenues	56,180,919	190,436,847	200,466,684

Expenses:
Net losses and loss adjustment expenses incurred	109,958,363	89,844,108	86,135,655
Policy acquisition expenses	38,669,739	37,694,535	31,336,186
General and administrative expenses	38,611,754	36,018,289	31,401,429
Interest expense	6,716,208	6,725,542	6,712,064

Total expenses	193,956,064	170,282,474	155,585,334

(Loss) income before income taxes	(137,775,145)	20,154,373	44,881,350

Income tax provision:
Current	(14,026,280)	10,508,537	16,776,694
Deferred	(19,413,786)	(3,726,514)	(1,745,824)

Total income tax (benefit) expense	(33,440,066)	6,782,023	15,030,870

Net (loss) income	$(104,335,079)	$13,372,350	$29,850,480

Weighted average number of shares of common stock outstanding-basic	8,533,924	8,895,729	8,806,928

Basic (loss) earnings per share	$(12.23)	$1.50	$3.39

Weighted average number of shares of common stock outstanding-diluted	8,533,924	9,190,228	9,177,284

Diluted (loss) earnings per share	$(12.23)	$1.46	$3.25

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year ended December 31,
	2008	2007	2006
Common stock:
Balance, beginning of year	$15,672,090	$15,505,815	$15,415,790
Shares issued	70,125	166,275	90,025

Balance, end of year	15,742,215	15,672,090	15,505,815

Paid-in capital:
Balance, beginning of year	$47,313,015	$42,219,900	$38,683,462
Shares issued and other	2,226,871	5,093,115	3,536,438

Balance, end of year	49,539,886	47,313,015	42,219,900

Accumulated other comprehensive (loss) income:
Balance, beginning of year	$202,196	$87,432	$(569,153)
Unrealized (loss) gain on securities, net of reclassification adjustment	(3,077,513)	114,764	656,585

Other comprehensive (loss) income	(3,077,513)	114,764	656,585

Balance, end of year	(2,875,317)	202,196	87,432

Retained earnings:
Balance, beginning of year	$296,641,235	$286,147,400	$259,015,028
Net (loss) income	(104,335,079)	13,372,350	29,850,480
Dividends declared	(2,603,587)	(2,878,515)	(2,718,108)

Balance, end of year	189,702,569	296,641,235	286,147,400

Treasury stock, at cost:
Balance, beginning of year	$(80,382,989)	$(73,261,001)	$(73,261,001)
Net purchase of treasury shares	(7,653,602)	(7,121,988)	—

Balance, end of year	(88,036,591)	(80,382,989)	(73,261,001)

Total Shareholders’ Equity	164,072,762	279,445,547	270,699,546

Comprehensive (loss) income:
Net (loss) income	$(104,335,079)	$13,372,350	$29,850,480
Other comprehensive (loss) income	(3,077,513)	114,764	656,585

Comprehensive (loss) income	(107,412,592)	13,487,114	30,507,065

		Number of Shares
Common stock, par value $1 each:
Issued, beginning of year	15,672,090	15,505,815	15,415,790
Shares issued	70,125	166,275	90,025

Issued, end of year	15,742,215	15,672,090	15,505,815

Common stock, authorized shares, par value $1 each	30,000,000	30,000,000	30,000,000

Common stock, shares outstanding, end of year	8,408,238	8,707,013	8,858,438

Dividends declared per share	$.32	$.32	$.30
The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net (loss) income	$(104,335,079)	$13,372,350	$29,850,480

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for deferred taxes	(19,413,786)	(3,726,514)	(1,745,824)
Net realized investment losses	47,664,766	6,902,852	402,554
Equity in loss (earnings) of limited partnerships	26,805,322	(12,985,185)	(16,474,693)
Net amortization from bonds and commercial loans	487,334	141,774	200,614
Depreciation and other, net	1,414,538	1,295,852	968,818
Trading portfolio activities	78,614,981	(116,177,935)	109,763,613
Commercial loan activities	5,609,915	—	—
Loss on abandonment of computer equipment and software	—	5,315,965	—
Changes in:
Premiums and other receivables	2,848,552	2,991,276	(3,933,720)
Reinsurance receivables paid and unpaid, net	46,597,048	44,852,353	(6,098,829)
Ceded reinsurance payable	(3,261,307)	(17,721,643)	9,064,476
Accrued investment income	(2,388,256)	(556,719)	792,120
Deferred policy acquisition costs	325,875	(1,617,953)	(1,379,904)
Prepaid reinsurance premiums	2,524,478	7,829,765	(7,386,000)
Other assets	(13,731,345)	(3,311,785)	(1,343,180)
Unpaid losses and loss adjustment expenses	(7,785,755)	(22,643,290)	(9,686,515)
Reserve for unearned premiums	(4,213,101)	(6,072,330)	10,411,836
Other liabilities	(133,227)	(4,244,598)	(2,832,280)

Total adjustments	161,966,032	(119,728,115)	80,723,086

Net cash provided by (used in) operating activities	57,630,953	(106,355,765)	110,573,566

Cash flows from investing activities:
Held to maturity fixed maturities matured, repaid and redeemed	1,713,687	—	—
Available for sale fixed maturities acquired	(172,844,616)	(23,946,795)	(313,966,624)
Available for sale fixed maturities sold	58,699,634	179,432,179	220,876,103
Available for sale fixed maturities matured, repaid and redeemed	17,651,152	2,081,000	15,845,000
Capital contributed to limited partnerships	(46,459,990)	(43,750,000)	(55,570,000)
Distributions and redemptions from limited partnerships	85,022,517	50,763,951	55,905,244
Net (purchase) sale of short-term investments	(111,478,461)	136,671,984	(56,575,517)
Receivable for investments disposed and not yet settled	(2,529,338)	(4,080,290)	34,206,452
Acquisition of property & equipment, net	(6,631,191)	(1,478,683)	(2,660,398)
Payable for investments acquired and not yet settled	—	—	(9,000,000)
Deconsolidation of investment in Altrion limited partnership	—	—	(6,940,528)

Net cash (used in) provided by investing activities	(176,856,606)	295,693,346	(117,880,268)

Cash flows from financing activities:
Proceeds from stock issuance and other	2,296,996	5,259,390	3,626,463
Cash dividends paid to stockholders	(2,747,795)	(2,852,228)	(2,465,648)
Net purchase of treasury stock	(7,653,602)	(7,121,988)	—
Payable for treasury stock purchased and not yet settled	(1,911,187)	1,911,187	—

Net cash (used in) provided by financing activities	(10,015,588)	(2,803,639)	1,160,815

Net (decrease) increase in cash and cash equivalents	(129,241,241)	186,533,942	(6,145,887)
Cash and cash equivalents at beginning of year	204,913,343	18,379,401	24,525,288

Cash and cash equivalents at end of year	$75,672,102	$204,913,343	$18,379,401

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Summary Of Significant Accounting Policies:
Nature of operations
NYMAGIC, INC. (the “Company” or “NYMAGIC”), through its subsidiaries, specialize in underwriting ocean marine, inland marine/fire, other liability and aircraft insurance through insurance pools managed by Mutual Marine Office, Inc. (“MMO”), Pacific Mutual Marine Office, Inc. (“PMMO”), and Mutual Marine Office of the Midwest, Inc. (“Midwest”). MMO, located in New York, PMMO located in San Francisco, and Midwest, located in Chicago, manage the insurance pools in which the Company’s insurance subsidiaries, New York Marine And General Insurance Company (“New York Marine”) and Gotham Insurance Company (“Gotham”), participate. All premiums, losses and expenses are prorated among pool members in accordance with their pool participation percentages. Effective January 1, 1997 and subsequent, the Company increased to 100% its participation in the business produced by the pools. In 2007, the Company closed PMMO’s San Francisco office and its operations were absorbed by MMO. MMO UK, Ltd. (“MMO UK”) and MMO EU, Ltd. (“MMO EU”) were a Lloyd’s corporate capital vehicle. Both MMO UK and MMO EU have been inactive since 2002. MMO UK was sold in 2005 and MMO EU was liquidated in February 2007. Neither of these transactions had a material impact on the Company’s results of operations.
In 2005, the Company formed Arizona Marine And General Insurance Company, which was renamed Southwest Marine And General Insurance Company (“Southwest Marine”) in July 2006, as a wholly owned subsidiary in the State of Arizona. Southwest Marine writes, among other lines of insurance, excess and surplus lines in New York.
Basis of reporting
The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”), which differ in certain material respects from the accounting principles prescribed or permitted by state insurance regulatory authorities for the Company’s domestic insurance subsidiaries. The principal differences recorded under GAAP are limited partnership changes in fair value recognized through operations, deferred policy acquisition costs, an allowance for doubtful accounts, limitations on deferred income taxes, and fixed maturities held for sale and held for trading are carried at fair value.
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
Consolidation
The consolidated financial statements include the accounts of the Company, three insurance subsidiaries, New York Marine, Gotham and Southwest Marine, and three agency subsidiaries. Gotham is owned 25% by the Company and 75% by New York Marine. New York Marine owns 100% of Southwest Marine. Southwest Marine and Gotham are consolidated in the financial statements, as they are 100% indirect subsidiaries of NYMAGIC, INC. All other subsidiaries are wholly owned by NYMAGIC. Since 2003, the Company has been the only limited partner in Altrion, a limited partnership, which invests in CDO securities, CLO securities, CRS securities and other structured products, as well as commercial loans. Altrion’s financial statements were included in the consolidated financial statements of the Company until August 1, 2006, when it was deconsolidated. As of December 31, 2008 and December 31, 2007, the investment in Altrion is included in the balance sheet under the category of limited partnerships at equity. See Note 18 “Related Party Transactions” for a complete discussion of the Company’s investment in Altrion.
As of the date of the Altrion deconsolidation, reclassification adjustments to the trading, limited partnership, cash and cash equivalents, accrued investment income, other assets and the other liabilities financial statement captions as disclosed on the Company’s balance sheet amounted to $18,584,600, $26,594,107, $6,940,528, $10,187, $1,806,687 and $747,895, respectively. Trading portfolio activities in 2006 include cash flows of $18,584,600 resulting from the effect of deconsolidation of the Altrion limited partnership investment. Approximately $6,940,528 in uses of cash flows in 2006 resulted from the effect of deconsolidation of the Altrion limited partnership investment. The deconsolidation had no impact on the Company’s Statement of Income for the year ended December 31, 2006.

Investments
Fixed maturities categorized as held to maturity are reported at amortized cost and include those fixed income investments where the Company has the ability and the positive intent to hold such investments to maturity. The Company has transferred its residential mortgage-backed securities to the held to maturity classification effective October 1, 2008 and has used the fair value of these securities on such date as its adjusted cost basis. The Company has both the ability and the intent to hold such securities to their respective maturities. Fixed maturities categorized as available for sale are reported at estimated fair value and include those fixed income investments where the Company’s intent to carry such investments to maturity may be affected in future periods by changes in market interest rates, tax position or credit quality. Unrealized gains and losses, net of related deferred income taxes, on available for sale securities are reflected in accumulated other comprehensive (loss) income in shareholders’ equity. All other fixed maturities are categorized as trading and are also reported at estimated fair value. Trading securities are marked to fair value with the change recognized in net investment income during the current period. Any realized gains and losses resulting from the sales of such securities are also recognized in net investment income. The cost of fixed maturities is adjusted for the amortization of any purchase premiums and the accretion of purchase discounts from the time of purchase of the security to its sale or maturity. This amortization of premium and accretion of discount is recorded in net investment income.
For residential mortgage-backed securities, interest income is recognized using an effective yield based upon anticipated prepayments and the estimated economic life of the securities. The effective yield reflects actual payments-to-date plus anticipated future payments. Quarterly, prepayments received are compared to scheduled prepayments to recalculate the effective yield. Any resulting difference from this comparison is included as an adjustment to net investment income and future income is recognized using the effective yield arising from the revised changes in assumptions of cash flows.
Equity securities, categorized as trading, are comprised of non-redeemable preferred stock and are reported at estimated fair value. Trading securities are marked to fair value with the change recognized in net investment income during the current period. Any realized gains and losses resulting from the sales of such securities are also recognized in net investment income.
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
Investment transactions are recorded on their trade date with balances pending settlement reflected in the consolidated balance sheets as a receivable for investments disposed or payable for investments securities acquired. Short-term investments, which have maturity of one year or less from the date of purchase, are carried at amortized cost, which approximates fair value. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
The carrying value of our hedge fund investments is based upon our equity interest in the financial statements of the limited partnership, whose general partners use various methods to estimate the net asset value of the hedge fund. Most funds generally utilize the market approach whereby prices are used from market-generated transactions involving identical or comparable assets or liabilities.
Net realized investment gains and losses (determined on the basis of first in first out) also include any declines in value which are considered to be other-than-temporary. Management reviews investments for other-than-temporary impairments based upon quantitative and qualitative criteria that include, but not limited to, downgrades in rating agency levels for securities, the duration and extent of declines in fair value of the security below its cost or amortized cost, interest rate trends, the Company’s intent to hold the security, market conditions, and the regulatory environment for the security’s issuer. The Company may also consider cash flow models and matrix analyses in connection with its other-than-temporary impairment evaluation.
Derivatives
The Company enters into derivatives in the course of its operations. Changes in the fair value of any derivatives are recorded to results of operations. The Company did not hold any derivatives at December 31, 2008.
Premium and policy acquisition cost recognition
Premiums and policy acquisition costs are reflected in income and expense on a monthly pro-rata basis over the terms of the respective policies. Accordingly, unearned premium reserves are established for the portion of premiums written applicable to unexpired policies in force, and acquisition costs, consisting mainly of net brokerage commissions and premium taxes relating to these unearned premiums, are deferred to the extent recoverable. The determination of acquisition costs to be deferred considers historical and current loss and loss adjustment expense experience. In measuring the carrying value of deferred policy acquisition costs, consideration is also given to anticipated investment income using an interest rate of up to 5% for 2008, 2007 and 2006. The Company has provided an allowance for uncollectible premiums receivables of $300,000 as of December 31, 2008 and 2007.

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
The Company generally accounts for reinsurance receivables and prepaid reinsurance premiums as assets.
The Company maintains an allowance for doubtful accounts, which is based on management’s review of amounts due from insolvent or financially impaired companies. Management continually reviews and updates such estimates for any changes in the financial status of these companies.
Depreciation
Property, equipment and leasehold improvements are depreciated over their estimated useful lives, which are approximately 3 to 12 years. Costs incurred in developing or obtaining software are capitalized and depreciated over their estimated useful lives.
Income taxes
The Company and its subsidiaries file a consolidated federal income tax return. The Company provides deferred income taxes on temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities based upon enacted tax rates. The effect of a change in tax rates is recognized in income in the period of change. The Company provides for a valuation allowance on certain deferred tax assets primarily as a result of the uncertainty that the Company can fully utilize all deferred taxes that arose from capital losses incurred. This uncertainty stems from issues relating to the current economic conditions, limitations on the period that such losses can be carried forward prior to expiring, and the limitation or nature of gains that can be used to offset the capital losses. To the extent that the Company generates future capital gains to offset these losses, it may recover some or all of this entire amount.
Fair values of financial instruments

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
The fair value of the Company’s investments, including commercial loans, is disclosed in Note 3. See Note 10 for the fair value of the Company’s 6.5% senior notes.
Incurred losses
Unpaid losses are based on individual case estimates for losses reported. A provision is also included, based on past experience, for incurred but not reported (“IBNR”) claims, salvage and subrogation recoveries and for loss adjustment expenses. The method of making such estimates and for establishing the resulting reserves is continually reviewed and updated and any changes resulting there from are reflected in operating results currently. See Note 5 for further discussion.
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
Basic and diluted earnings per share
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year and the dilutive effect of vested and non-vested equity awards and stock options that would be assumed to be exercised as of the balance sheet date, as determined using the treasury stock method. See Note 14 for a reconciliation of the shares outstanding in determining basic and diluted earnings per share.
Reclassification
Certain accounts in the prior year’s financial statements have been reclassified to conform to the 2008 presentation.
Effects of recent accounting pronouncements
Adoption of new accounting pronouncements:
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
In February 2007, the FASB issued Statement of Financial Accounting No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“ SFAS 159”) which provides for an irrevocable option to report selected financial assets and liabilities at fair value with changes in fair value recorded in earnings. The option is applied, on a contract-by-contract basis, to an entire contract and not only to specific risks, specific cash flows or other portions of that contract. Upfront costs and fees related to a contract for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company elected the fair value option for approximately $8.3 million in commercial loans upon its adoption of SFAS 159 effective January 1, 2008. At December 31, 2007, the commercial loan balance of $8.3 million was carried at fair value, which was lower than amortized cost, and included in the Company’s trading portfolio, which was consistent with its overall investment strategy. The adoption of SFAS 159 did not have an impact on the Company’s results of operations, financial position or liquidity. The Company utilized the fair value election under SFAS 159 for approximately $10.3 million of commercial loan purchases during the year ended December 31, 2008. The Company has recorded net losses in fair value of $3.0 million on these investments for the year ended December 31, 2008. The changes in the fair value of these debt instruments are recorded in investment income.
In June 2007, the FASB issued FSP Emerging Issues Task Force Issues No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires that realized income tax benefits related to dividend payments that are charged to retained earnings and paid to employees holding equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 shall be applied to share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The adoption of EITF 06-11, effective January 1, 2008, did not have a material effect on the Company’s results of operations, financial position or liquidity.
On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157, Fair Value Measurements, in a market that is not active, and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective October 10, 2008, and for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”). However, the disclosure provisions in SFAS 154 required for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The adoption of FSP FAS 157-3 did not have a material effect on the Company’s results of operations, financial position or liquidity.

In January 2009, the FASB issued FSP Emerging Issues Task Force Issues No. 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“EITF 99-20-1”). EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets.” The FASB believes this guidance will achieve a more consistent determination of whether an other-than-temporary impairment has occurred. EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of EITF 99-20-1 did not have a material effect on the Company’s results of operations, financial position or liquidity.
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 became effective on November 15, 2008 and the adoption did not have an impact on the Company’s financial condition, results of operations or liquidity.
Future adoption of new accounting pronouncements:
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
In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral of the application of SFAS 157, Fair Value Measurements, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS 157 for non-financial assets and non-financial liabilities on January 1, 2009 and does not expect the provisions to have a material effect on its results of operations, financial position or liquidity.
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

(2) Investments:
A summary of the Company’s investment components at December 31, 2008 and December 31, 2007 is presented below:

	December 31, 2008	Percent	December 31, 2007	Percent

Fixed maturities held to maturity (amortized cost):
Mortgage-backed securities (2)	$61,246,212	11.20%	$—	—

Total fixed maturities held to maturity	$61,246,212	11.20%	$—	—

Fixed maturities available for sale (fair value):
U.S. Treasury securities	$40,783,969	7.46%	$14,335,541	2.04%
Municipal obligations	90,483,461	16.54%	7,810,318	1.11%
Corporate securities	13,710,996	2.51%	5,853,942	0.83%
Mortgage-backed securities (2)	—	—	134,890,799	19.25%

Total fixed maturities available for sale	$144,978,426	26.51%	$162,890,600	23.23%

Fixed maturities trading (fair value):
Municipal obligations	$17,399,090	3.18%	$70,243,560	10.02%
Commercial middle market debt (1)	—	—	8,293,725	1.18%

Total fixed maturities trading	$17,399,090	3.18%	$78,537,285	11.20%

Total fixed maturities	$223,623,728	40.89%	$241,427,885	34.43%

Equity securities trading (fair value):
Preferred stock	$11,822,620	2.16%	$66,325,265	9.46%

Total equity securities	$11,822,620	2.16%	$66,325,265	9.46%

Cash and short-term investments	185,921,881	33.99%	205,078,343	29.25%

Total fixed maturities, equity securities, cash and short-term investments	$421,368,229	77.04%	$512,831,493	73.14%

Commercial loans (fair value) (1)	2,690,317	0.49%	—	—
Limited partnership hedge funds (equity)	122,927,697	22.47%	188,295,547	26.86%

Total investment portfolio	$546,986,243	100.00%	$701,127,040	100.00%

(1)	See Note 1 discussion under “Effects of recent accounting pronouncements” caption.

(2)	See Note 1 discussion under “Investments” caption.
As of December 31, 2008, 97% of the fair value of the Company’s fixed income and short-term investment portfolios were considered investment grade. As of December 31, 2008, the Company invested approximately $11.3 million in fixed maturities that were below investment grade.

Details of the mortgage-backed securities portfolio as of December 31, 2008 are presented below based on publicly available information:

				Weighted	Average
				Average	FICO	D60+	Credit
				Loan to	Credit	Delinquency	Support	S&P	Moody’s
Security description	Issue date	Amortized cost	Fair value	Value % (1)	Score (2)	Rate (3)	Level (4)	Rating	Rating
AHMA 2006-3	7/2006	$12,213,748	$8,511,737	85.9	704	31.6	45.2	AAA	Aaa
CWALT 2005-69	11/2005	7,900,234	6,051,403	82.0	697	39.7	49.4	AAA	Aaa
CWALT 2005-76	12/2005	7,865,446	5,944,599	82.8	700	41.5	50.5	AAA	Aaa
RALI 2005-QO3	10/2005	7,921,593	5,528,142	82.1	704	35.3	48.8	AAA	Aaa
WaMu 2005-AR17	12/2005	6,746,777	4,639,000	75.4	714	19.7	47.2	AAA	Aaa
WaMu 2006-AR9	7/2006	9,170,145	6,229,337	75.8	730	21.4	27.1	AAA	Aaa
WaMu 2006-AR13	9/2006	9,428,269	5,425,214	76.5	728	19.2	27.8	AAA	Aaa

		$61,246,212	$42,329,432

(1)	The dollar-weighted average amortized loan-to-original value of the underlying loans at February 25 2009.

(2)	Average FICO of remaining borrowers in the loan pool at February 25, 2009.

(3)	The sum of the percentage of loans that are grouped within the 60 days delinquent, 90 days delinquent, foreclosure and real estate owned categories at February 25, 2009.

(4)	The current credit support provided by subordinate ranking tranches within the overall security structure at February 25, 2009.
The Company has investments in residential mortgage-backed securities (“RMBS”) amounting to $61.2 million at December 31, 2008. These securities are classified as held to maturity after the Company transferred these holdings from the available for sale portfolio effective October 1, 2008. The adjusted cost basis of these securities is based on a determination of the Fair Value of these securities on the date they were transferred.
The Fair Value of each RMBS investment is determined under SFAS 157. Fair Value is determined by estimating the price at which an asset might be sold on the measurement date. There has been a considerable amount of turmoil in the U.S. housing market in 2007 and 2008, which has led to market declines in such securities. Because the pricing of these investments is complex and has many variables affecting price including, projected delinquency rates, projected severity rates, estimated loan to value ratios, vintage year, subordination levels, projected prepayment speeds and expected rates of return required by prospective purchasers, the estimated price of such securities will differ among brokers depending on these facts and assumptions. While many of the inputs utilized in pricing are observable, many other inputs are unobservable and will vary depending upon the broker. During periods of market dislocation, such as the current market conditions, it is increasingly difficult to value such investments because trading becomes less frequent and/or market data becomes less observable. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods that are more complex. For example, assumptions regarding projected delinquency and severity rates have become increasingly pessimistic due to market uncertainty connected with these types of investments and requirements for high expected returns using pessimistic assumptions as required by the limited number of prospective purchasers of such securities in the present market. This has resulted in lower estimated quotes of estimated market prices. These inputs are used in pricing models to assist the broker in estimating a current price for these investments. Accordingly, the market price or Fair Value may not be reflective of the intrinsic value of a security or indicative of the ultimate expected receipt of future cash flows. The Fair Value of such securities at December 31, 2008 was $42.3 million.

The Company performs a cash flow analysis for each of these securities, which attempts to estimate the likelihood of any future impairment. While the Company does not believe there are any other-than-temporary impairments (“OTTI”) currently, future estimates may change depending upon the actual housing statistics reported for each security to the Company. This may result in future charges based upon revised estimates for delinquency rates, severity or prepayment patterns. These changes in estimates may be material. These securities are collateralized by pools of “Alt-A” mortgages, and receive priority payments from these pools. The Company’s securities rank senior to subordinated tranches of debt collateralized by each respective pool of mortgages. The Company has collected all applicable interest and principal repayments on such securities to date. As of February 25, 2009 the levels of subordination ranged from 27% to 51% of the total debt outstanding for each pool. Delinquencies within the underlying mortgage pools (defined as payments 60+ days past due plus foreclosures plus real estate owned) ranged from 19.2% to 41.5% of total amounts outstanding. In March 2008, delinquencies ranged from 3.4% to 21.2%. Delinquency rates are not the same as severity rates, or actual loss, but are an indication of the potential for losses of some degree in future periods. In each case, current pool subordination levels by individual security remain in excess of current pool delinquency rates.
The Company has both the ability and the intent to hold such securities until maturity. Prior to the transfer to the held to maturity classification, the Company incurred cumulative write-downs from OTTI declines in the Fair Value of these securities after any recapture, amounting to $40.7 million through September 30, 2008. The collection of principal repayments on these securities through December 31, 2008 resulted in $2.1 million in realized investment gains as a result of the recapture of previous write-downs of investment balances. The Company sold two of its RMBS investments in September 2008 resulting in cumulative realized investment losses of $11.0 million. The net realized loss included previous OTTI declines in Fair Value of $9.7 million through the dates of sale.
These RMBS investments, as of December 31, 2008 were rated AAA/Aaa by S&P/Moody’s. As of March 9, 2009, these securities are rated AAA or AAA- by S&P and Caa1 to A1 by Moody’s. On March 9, 2009 S&P announced that 9,430 tranches of mortgage securities had been placed on Credit Watch for potential downgrades. The tranches of securities owned by the Company were not included in this list, however, other junior tranches of securities within the RMBS owned by the Company were included in the list. While the Company’s securities were not included in that S & P Credit Watch listing, there is the possibility that they may be downgraded in the future.
The gross unrealized gains and losses on fixed maturities held to maturity and available for sale at December 31, 2008 and December 31, 2007 are as follows:

	2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities held to maturity	$61,246,212	$—	$(18,916,780)	$42,329,432
U.S. Treasury securities available for sale	38,917,878	1,866,091	—	40,783,969
Municipal obligations available for sale	97,166,677	220,718	(6,903,934)	90,483,461
Corporate securities available for sale	13,317,446	395,344	(1,794)	13,710,996

Totals	$210,648,213	$2,482,153	$(25,822,508)	$187,307,858

	2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities available for sale	$13,938,993	$408,146	$(11,598)	$14,335,541
Municipal obligations available for sale	7,792,131	18,187	—	7,810,318
Corporate securities available for sale	5,957,603	59,441	(163,102)	5,853,942
Mortgage-backed securities available for sale	134,890,799	—	—	134,890,799

Totals	$162,579,526	$485,774	$(174,700)	$162,890,600

The following tables summarize all securities in an unrealized loss position at December 31, 2008 and December 31, 2007, disclosing the aggregate fair value and gross unrealized loss for less than as well as more than 12 months:

	2008
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Mortgage-backed securities held to maturity	$42,329,432	$(18,916,780)	$—	$—	$42,329,432	$(18,916,780)
Municipal obligations available for sale	79,343,141	(6,903,934)	—	—	79,343,141	(6,903,934)
Corporate securities available for sale	100,068	(1,794)	—	—	100,068	(1,794)

Total temporarily impaired securities	$121,772,641	$(25,822,508)	$—	$—	$121,772,641	$(25,822,508)

	2007
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury securities available for sale	$—	$—	$3,829,008	$(11,598)	$3,829,008	$(11,598)
Corporate securities available for sale	103,957	(320)	4,071,690	(162,782)	4,175,647	(163,102)

Total temporarily impaired securities	$103,957	$(320)	$7,900,698	$(174,380)	$8,004,655	$(174,700)

At December 31, 2008, the Company was holding 29 fixed maturity securities that were in an unrealized loss position. The Company believes these unrealized losses are temporary, as they resulted from changes in market conditions, including interest rates or sector spreads, and are not considered to be credit risk related. Further, the Company has the intent and the ability to hold the securities prior to full recovery.
The amortized cost and fair value of debt securities at December 31, 2008 by contractual maturity are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in one year or less	$113,578	$137,831
Due after one year through five years	49,272,481	51,363,514
Due after five years through ten years	96,368,319	90,700,355
Due after ten years	3,647,623	2,776,726

	149,402,001	144,978,426
Mortgage-backed securities	61,246,212	42,329,432

Totals	$210,648,213	$187,307,858

There were no non-income producing fixed maturity investments for any of the years presented herein.
The Company is the only limited partner in Altrion (formerly Tricadia) and reports its investment using the equity method of accounting. The amounts reported in the balance sheet caption “Limited partnerships” related to Altrion at December 31, 2008 and 2007 were $33.8 million and $42.6 million, respectively.

A summary of the GAAP basis information pertaining to Altrion’s financial position and results of operations, as of and for the years ended December 31, respectively, for each of the years reported on herein, is presented below:

	2008	2007	2006
	(unaudited)	(audited)	(audited)
Total assets	$34,046,145	$44,409,665	$28,978,975
Total liabilities	$89,270	$147,307	$152,686
Total partners’ capital	$33,956,875	$44,262,358	$28,826,289
Total revenue	$725,135	$10,033,567	$5,478,485
Net income	$427,188	$8,749,649	$4,739,308
Since 2003, the Company has been the only limited partner in Altrion, a limited partnership, which invests in CDO securities, CLO securities, CRS securities and other structured products, as well as commercial loans. Altrion’s financial statements were included in the consolidated financial statements of the Company until August 1, 2006, when it was deconsolidated. As of December 31, 2008 and December 31, 2007, the investment in Altrion is included in the balance sheet under the category of limited partnerships at equity. See Note 18 “Related Party Transactions” for a complete discussion of the Company’s investment in Altrion.
In addition to its investment in Altrion, the Company held $89.1 and $145.7 million of limited partnership and limited liability company hedge funds at December 31, 2008 and 2007, respectively.
A summary of all of the Company’s investments in limited partnership and limited liability company hedge funds at December 31, 2008, accounted for under the equity method, is set forth below:

		Ownership
	Amount	%
Alpha Energy Partners Class C	$359,265	4.67
Altrion Capital, L.P. (1)	33,799,883	99.41
Alydar QP Fund	3,015,576	0.72
Brocade Fund, L.P.	2,454,966	3.66
Caspian Capital Partners, L.P. (1)	3,527,690	1.89
Caspian Select Credit Fund, L.P. (1)	4,428,591	2.09
Dolphin Limited Partnership — A	1,141,250	3.94
Element Capital US Feeder Fund LLC	12,229,772	14.91
Five Mile Capital SIF	1,894,243	3.15
Horizon Portfolio, L.P.	2,911,066	2.53
Ivory Flagship Fund L.P.	2,359,641	0.72
Loeb Arbitrage Fund	3,873,392	1.27
Lubben Fund, L.P.	2,440,923	2.03
Mariner — CRA Relative Fund (1)	551,141	10.81
Mariner Dolphin Special Opportunities Fund (1)	2,917,248	18.23
Mariner Opportunities Fund (1)	3,702,221	1.88
Mariner Silvermine (1)	10,568,554	38.29
Mariner Voyager LP (1)	3,618,393	10.02
MKP Credit II, L.P.	5,460,447	1.88
Newsmith Credit Fund, LP	1,435,786	8.97
Riva Ridge Capital Partners, L.P.	7,102,171	7.48
Rockwood Partners, L.P.	3,911,453	3.23
SLS Investors	1,352,179	1.59
Taconic Opportunity Fund, L.P.	1,578,748	0.08
TAMI Macro Fund, L.P.	1,348,742	5.00
Wexford Spectrum Fund I, LP	4,944,356	0.53

Total limited partnership and limited liability company hedge funds	$122,927,697

(1)	Indicates limited partnership or limited liability company hedge fund directly managed by Mariner Partners, Inc. (“Mariner”). As of December 31, 2008, the aggregate net asset value of these investments was $63,113,721.

The carrying values used for hedge fund investments and other privately held equity securities generally are established on the basis of the valuations provided monthly by the managers of such investments. These valuations generally are determined based upon the valuation criteria established by the governing documents of such investments or utilized in the normal course of such manager’s business, which are generally reflective of GAAP fair value. Such valuations may differ significantly from the values that would have been used had available markets for these investments existed and the differences could be material.
The hedge funds in which the Company invests usually impose limitations on the timing of withdrawals from the hedge funds (most are within 90 days), and may affect our liquidity. Some of our hedge funds have invoked gated provisions that allow the fund to disperse redemption proceeds to investors over an extended period. The Company is subject to such restrictions and they will affect the timing of the receipt of hedge fund proceeds. With respect to the Company’s investment in the Altrion limited partnership hedge fund managed by a Mariner affiliated Company, the withdrawal of funds requires one year’s prior written notice to the hedge fund manager.
The components for net realized losses and change in unrealized net investment gains (losses) for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Year ended December 31,
	2008	2007	2006

Realized (losses) gains on investments:
Fixed maturities	$(46,531,390)	$(7,138,381)	$(384,878)
Short-term investments	(1,133,376)	235,529	(17,676)

Net realized investment losses	$(47,664,766)	$(6,902,852)	(402,554)

Proceeds from redemptions in investments held to maturity or disposals of investments available for sale for the years ended December 31, 2008, 2007 and 2006 were $78,064,473, $181,513,179 and $236,721,103, respectively. Gross gains of $683,584 were realized on repayments of held to maturity investments for the year ended December 31, 2008. Gross gains of $1,477,588, $252,149 and $518,457 and gross losses of $2,459,242, $708,964 and $532,195 were realized on sales, maturities, repayments and/or redemptions of available for sale investments for the years ended December 31, 2008, 2007 and 2006, respectively. The Company recorded declines in values of investments considered to be other-than-temporary of $46,233,320, $6,681,566 and $371,140 for the years ended December 31, 2008, 2007 and 2006, respectively. Approximately $46.0 million and $6.5 million other-than-temporary declines in 2008 and 2007, respectively, was related to the residential mortgage-backed securities portfolio. The decision to write down such securities in 2008 and 2007 was based upon the Company’s uncertainty that such securities would be held until the fair value decline recovered.

	Year ended December 31,
	2008	2007	2006

Unrealized (depreciation) appreciation on fixed maturities	$(4,734,649)	$176,563	$1,010,131
Deferred income tax benefit (expense)	1,657,136	(61,799)	(353,546)

Change in unrealized investment (losses) gains, net of deferred income taxes	$(3,077,513)	$114,764	656,585

Net investment (loss) income from each major category of investments for the years indicated is as follows:

	Year ended December 31,
	2008	2007	2006

Fixed maturities held to maturity	$819,596	$—	$—
Fixed maturities available for sale	7,390,001	13,944,630	11,793,544
Trading securities	(42,265,670)	2,302,469	15,785,074
Commercial loans	(1,556,937)	—	—
Equity in (loss) earnings of limited partnerships	(26,805,322)	12,985,185	16,474,691
Short-term investments	2,990,597	8,687,536	7,816,937

Total investment (loss) income	(59,427,735)	37,919,820	51,870,246
Investment expenses (see note 18)	(4,075,112)	(2,430,451)	(3,973,022)

Net investment (loss) income	$(63,502,847)	$35,489,369	$47,897,224

Details related to investment (loss) income from trading activities presented in the preceding table are as follows:

	Year ended December 31,
	2008	2007	2006

Interest and dividends earned on trading securities	$8,212,419	$2,932,968	$5,518,455
Net realized (losses) gains on trading securities	(40,390,174)	603,636	7,384,967
Net unrealized depreciation on trading securities	(9,020,155)	(809,992)	(217,604)
Other, net	(1,067,760)	(424,143)	3,099,256

Total investment (loss) income from trading activities	$(42,265,670)	$2,302,469	$15,785,074

Securities Lending
The Company terminated its securities lending agreement with a bank in 2008. There were no loaned securities at December 31, 2008. At December 31, 2007, the Company had loaned securities with an aggregate fair value of $354,265 and held corresponding collateral of $367,888.
General
The Company invests in commercial loans, which are private placements. An estimate of price for each security is provided by securities dealers, which management evaluates for relevant other observable market inputs. The markets for these types of securities can be illiquid and, therefore, the price obtained from dealers in these securities is subject to change depending upon the underlying market conditions of these securities, including the potential for downgrades or defaults on the underlying collateral of the security.
The investment portfolio has exposure to market risks, which include the effect of adverse changes in interest rates, credit quality, hedge fund value and illiquid securities including commercial loans and residential mortgage-backed securities values on the portfolio. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Hedge fund and illiquid securities risks include the potential loss from the diminution in the value of the underlying investment of the hedge fund and the potential loss from changes in the fair value of commercial loans and residential mortgage-backed securities.
Included in investments at December 31, 2008 are securities required to be held by the Company or those that are on deposit with various regulatory authorities as required by law with a fair value of $17,890,197.

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
The Company’s Level 1 assets are comprised of U.S. Treasury securities and preferred stock, which are highly liquid and traded in active exchange markets.
The Company uses the quoted market prices as fair value for assets classified as Level 1. The Company receives quoted market prices from a third party, a nationally recognized pricing service. Prices are obtained from available sources for market transactions involving identical assets. For the majority of Level 1 investments, the Company receives quoted market prices from an independent pricing service. The Company validates primary source prices by back testing to trade data to confirm that the pricing service’s significant inputs are observable. The Company also compares the prices received from the third party service to alternate third party sources to validate the consistency of the prices received on securities.
Level 2—Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets, non-binding quotes in markets that are not active for identical or similar assets and other market observable inputs (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.).
The Company’s Level 2 assets include municipal debt obligations and corporate debt securities.
The Company generally obtains valuations from third party pricing services and/or security dealers for identical or comparable assets or liabilities by obtaining non-binding broker quotes (when pricing service information is not available) in order to determine an estimate of fair value. The Company bases all of its estimates of fair value for assets on the bid price as it represents what a third party market participant would be willing to pay in an arm’s length transaction. Prices from pricing services are validated by the Company through comparison to prices from corroborating sources and are validated by back testing to trade data to confirm that the pricing service’s significant inputs are observable. Under certain conditions, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity or that significant inputs are not observable, in which case it may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. In such cases, those valuations would be generally classified as Level 3. Generally, the Company utilizes an independent pricing service to price its municipal debt obligations and corporate debt securities. Currently, these securities are exhibiting low trade volume. The Company considers such investments to be in the Level 2 category.
Level 3—Fair value is based on at least one or more significant unobservable inputs that are supported by little or no market activity for the asset. These inputs reflect the Company’s understanding about the assumptions market participants would use in pricing the asset or liability.
The Company’s Level 3 assets include its residential mortgage-backed securities (“RMBS”) and commercial loans, as they are illiquid and trade in inactive markets. These markets are considered inactive as a result of the low level of trades of such investments.

All prices provided by primary pricing sources are reviewed for reasonableness, based on the Company’s understanding of the respective market. Prices may then be determined using valuation methodologies such as discounted cash flow models, as well as matrix pricing analyses performed on non-binding quotes from brokers or other market-makers. As of December 31, 2008, the Company utilized cash flow models, matrix pricing and non-binding broker quotes obtained from the primary pricing sources to determine the fair value of its RMBS and commercial loan investments. Because pricing of these investments is complex and has many variables affecting price including, delinquency rate, severity rate, loan to value ratios, vintage year, discount rate, subordination levels, prepayment speeds, etc., the price of such securities will differ by broker depending on the weight given to the various inputs. While many of the inputs utilized in pricing are observable, some inputs are unobservable and the weight given these unobservable inputs will vary depending upon the broker. During periods of market dislocation, such as the current market conditions, it is increasingly difficult to value such investments because trading becomes less frequent and/or market data becomes less observable. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods that are more complex. For example, prepayment speeds and severity rates have become increasingly stressed by brokers due to market uncertainty connected with these types of investments resulting in lower quoted prices. These inputs are used in pricing models to assist the broker in determining a current price for these investments. After considering all of the relevant information at December 31, 2008, the Company adjusted the price received for one commercial loan investment. As such, because the establishment of fair valuation is significantly reliant upon unobservable inputs, the Company considers such investments to be in the Level 3 category.
The following are the major categories of assets measured at fair value on a recurring basis during the year ended December 31, 2008, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1:
	Quoted
	Prices in	Level 2:
	Active	Significant	Level 3:
	Markets for	Other	Significant	Total at
	Identical	Observable	Unobservable	December 31,
	Assets	Inputs	Inputs	2008

Fixed maturities available for sale	$40,783,969	$104,194,457	$—	$144,978,426
Fixed maturities trading	—	17,399,090	—	17,399,090
Equity securities trading	11,822,620	—	—	11,822,620
Commercial loans	—	—	2,690,317	2,690,317

Total	$52,606,589	$121,593,547	$2,690,317	$176,890,453

The investments classified as Level 3 in the above table consist of commercial loans, for which the Company has determined that quoted market prices of similar investments are not determinative of fair value. Since the broker quotes do not reflect current market information from actual transactions, the Company has elected to deviate from quoted prices using a matrix pricing analysis. The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs during the year ended December 31, 2008:

	Year ended December 31, 2008
	Commercial
	RMBS	Loans	Total

Beginning balance	$—	$—	$—

Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	—	—	—
Included in other comprehensive income	—	—	—

Purchases, sales, maturities, repayments, redemptions and amortization	—	—	—

Transfers from Level 3	(62,285,058)	—	(62,285,058)
Transfers to Level 3	62,285,058	2,690,317	64,975,375

Ending balance	$—	$2,690,317	$2,690,317

The $65 million transfer to Level 3 during 2008 consisted of RMBS and commercial loan investments. The RMBS investments were transferred effective September 30, 2008 in the amount of $62,285,058. The effective date of transfer of the commercial loan investments was December 31, 2008 in the amount of $2,690,317. Both of these classes of investments had previously been included in Level 2 using observable inputs.
The $62 million transfer into Level 3 was effective September 30, 2008 and resulted from seven securities being priced with both observable and unobservable inputs that in prior periods were included in Level 2 using observable inputs. The price as of September 30, 2008 reflected an increased weighting towards unobservable inputs. There were no unrealized gains or losses on the transferred securities as of September 30, 2008. Net realized investment losses on such securities as of the date of transfer to the held to maturity classification were $45.9 million.
The RMBS investments have been transferred out of Level 3 for the purposes of tabular disclosure, because they have been transferred to “held to maturity” category effective October 1, 2008. Held to maturity investments are not measured at fair value on a recurring basis and as such do not fall within the scope of SFAS 157.
The Company elected the fair value option for approximately $8.3 million in commercial loans upon its adoption of SFAS 159 effective January 1, 2008. At December 31, 2007, the commercial loan balance of $8.3 million was carried at fair value, which was lower than amortized cost, and included in its trading portfolio, which was consistent with its overall investment strategy. The adoption of SFAS 159 did not have an impact on the Company’s results of operations, financial position or liquidity. The Company utilized the fair value election under SFAS 159 for all of its $10.3 million of commercial loan purchases during 2008. Management believes that the use of the fair value option to record commercial loan purchases is consistent with its objective for such investments. As such, the entire commercial loan portfolio of $2.7 million at December 31, 2008 was recorded at fair value. The amortized cost of the commercial loan portfolio at December 31, 2008 was $6.9 million. All loans are current with respect to interest payments.
The changes in the fair value of the commercial loans were recorded in investment income. Investment income for the year ended December 31, 2008 reflected net realized losses from sales and repayments of $46,775, unrealized losses from fair value changes of $2,528,276 and interest income earned of $1,018,114.
(4) Fiduciary Funds:
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
A summary of the pools’ underwriting accounts as of December 31, 2008 and December 31, 2007 is as follows:

	2008	2007
	(unaudited)
Cash and short-term investments	$38,242	$7,690,777
Premiums receivable	20,584,595	23,646,503
Reinsurance and other receivables	92,473,524	95,577,799

Total assets	$113,096,361	$126,915,079

Due to insurance pool members	54,053,792	66,215,850
Reinsurance payable	23,667,084	27,299,729
Funds withheld from reinsurers	29,205,424	30,487,673
Other liabilities	6,170,061	2,911,827

Total liabilities	$113,096,361	$126,915,079

A portion of the pools’ underwriting accounts above have been included in the Company’s insurance subsidiaries operations based upon their pro-rata participation in the MMO insurance pools.

(5) Insurance Operations:
Reinsurance transactions
Approximately 24%, 27% and 36% of the Company’s insurance subsidiaries’ direct and assumed gross premiums written for the years ended December 31, 2008, 2007 and 2006, respectively, have been ceded to reinsurance companies. Two former pool members, Utica Mutual and Arkwright, which is currently part of the FM Global Group, withdrew from the pools in 1994 and 1996, respectively, and retained liability for their effective pool participation for all loss reserves, including IBNR and unearned premium reserves attributable to policies effective prior to their withdrawal from the pools.
In the event that all or any of the pool companies might be unable to meet their obligations to the pools, the remaining companies would be liable for such defaulted amounts on a pro-rata pool participation basis.
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
The Company’s largest unsecured reinsurance receivables at December 31, 2008 were from the following reinsurers:

Reinsurer	Amounts	A.M. Best Rating
	(in millions)
Lloyd’s Syndicates (1)	$57.2	A (Excellent)
Swiss Reinsurance America Corporation	15.0	A (Excellent)
Transatlantic Reinsurance Company	7.9	A (Excellent)
Platinum Underwriters Reinsurance Company	7.3	A (Excellent)
FM Global (Arkwright)	4.3	A+ (Superior)
XL Reinsurance America Inc.	4.2	A (Excellent)
Munich Reinsurance America	4.0	A+ (Superior)
White Mountains Reinsurance Company of America	3.9	A- (Excellent)
General Reinsurance Corporation	3.8	A++ (Superior)
Liberty Mutual Insurance Company	3.7	A (Excellent)
Berkley Insurance Company	2.9	A+ (Superior)
Allianz Global Corporate & Specialty	2.4	A+ (Superior)
Everest Reinsurance	2.0	A+ (Superior)

Total	$118.6

(1)	Lloyd’s maintains a trust fund, which was established for the benefit of all United States ceding companies. Lloyd’s receivables represent amounts due from approximately 100 different Lloyd’s syndicates.
The reinsurance contracts with the above listed companies are generally entered into annually and provide coverage for claims occurring while the relevant agreement was in effect, even if claims are made in later years. The contract with Arkwright was entered into with respect to its participation in the pools.
The Company’s exposure to reinsurers, other than those indicated above, includes reinsurance receivables from approximately 500 reinsurers or syndicates, and as of December 31, 2008, no single one was liable to the Company for an unsecured amount in excess of approximately $2 million.
Funds withheld of approximately $12.2 million and letters of credit of approximately $110.0 million as of December 31, 2008 were obtained as collateral for reinsurance receivables as provided under various reinsurance treaties. Reinsurance receivables as of December 31, 2008 and 2007 included an allowance for uncollectible reinsurance receivables of $21.4 million and $14.1 million, respectively. Uncollectible reinsurance resulted in charges to operations of approximately $15.8 million, $3.6 million and $2.7 million in 2008, 2007 and 2006, respectively.
In 2008, the Company resolved disputed reinsurance receivables with Equitas, a Lloyd’s of London company established to settle claims for underwriting years 1992 and prior, and reevaluated the reserve for reinsurance receivables amounting in total to $12.4 million.

Reinsurance ceded and assumed relating to premiums written were as follows:

	Gross	Ceded	Assumed		Percentage
	(direct)	to other	from other		of Assumed
Year ended	Amount	Companies	Companies	Net amount	to Net

December 31, 2008	$209,078,072	$51,869,681	$8,175,680	$165,384,071	5%
December 31, 2007	219,599,494	60,534,715	8,788,527	167,853,306	5%
December 31, 2006	230,779,540	86,449,224	10,529,662	154,859,978	7%
Reinsurance ceded and assumed relating to premiums earned were as follows:

	Gross	Ceded	Assumed		Percentage
	(direct)	to other	from other		of Assumed
Year ended	Amount	Companies	Companies	Net amount	to Net

December 31, 2008	$215,121,723	$54,404,393	$6,355,366	$167,072,696	4%
December 31, 2007	225,002,917	68,364,479	9,457,433	166,095,871	6%
December 31, 2006	216,737,670	79,063,222	14,159,693	151,834,141	9%
Losses and loss adjustment expenses incurred are net of ceded reinsurance recoveries of $27,040,650, $31,062,222 and $63,334,283 for the years ended December 31, 2008, 2007 and 2006, respectively.
Unpaid losses
Unpaid losses are based on individual case estimates for losses reported and include a provision for losses incurred but not reported and for loss adjustment expenses. The following table provides a reconciliation of the Company’s consolidated liability for losses and loss adjustment expenses for the years ended December 31, 2008, 2007 and 2006:

	Year ended December 31,
	2008	2007	2006
	(In thousands)
Net liability for losses and loss adjustment expenses at beginning of year	$306,405	$292,941	$289,217

Provision for losses and loss adjustment expenses occurring in current year	107,275	103,664	93,803
Increase (decrease) in estimated losses and loss adjustment expenses for claims occurring in prior years (1)	2,683	(13,820)	(7,667)

Net loss and loss adjustment expenses incurred	109,958	89,844	86,136

Less:
Losses and loss adjustment expense payments for claims occurring during:
Current year	9,887	12,136	9,641
Prior years	71,633	64,244	72,771

	81,520	76,380	82,412

Net liability for losses and loss adjustment expenses at end of year	334,843	306,405	292,941

Ceded unpaid losses and loss adjustment expenses at end of year	213,907	250,130	286,238

Gross unpaid losses and loss adjustment expenses at end of year	$548,750	$556,535	$579,179

(1)	The adjustment to the consolidated liability for losses and loss adjustment expenses for losses occurring in prior years reflects the net effect of the resolution of losses for other than full reserve value and subsequent readjustments of loss values.

The adverse loss reserve development of $2.7 million in 2008 resulted primarily from the resolution of a dispute over reinsurance receivables with a reinsurer and the reevaluation of the reserve for doubtful reinsurance receivables that contributed $12.4 million of adverse development in 2008 for both the other liability and ocean marine lines of business for accident years prior to 1999. Further contributing to adverse loss development was $3.2 million from asbestos and environmental losses in the other liability line for accident years prior to 1999. Partially offsetting this adverse development in the other liability line was favorable development in the contractors class as a result of lower than anticipated incurred loss development of approximately $3.6 million in the 2004-2006 accident years. The ocean marine line also reported favorable development of approximately $14.0 million in the 2004-2006 accident years largely as a result of lower reported and paid loss trends. The inland marine/fire segment also reported favorable loss development partially due to larger than expected reinsurance recoveries in accident years 2005-2006. Contributing to the adverse development in 2008 was approximately $3.5 million in adverse development from the runoff aviation class relating to accident years prior to 2002.
The $13.8 million decrease in 2007 was largely caused by favorable development in the 2003-2005 accident years for the ocean marine line, which generally resulted from favorable loss trends in the risk class. Another factor contributing to the decrease was $6.2 million recorded on the novation of excess workers’ compensation policies in the other liability line for accident years 2004-2006, which was partially offset by adverse development of $3.0 million in the professional liability class as a result of two large claims in the 2006 accident year. The inland marine/fire segment also reported favorable loss development partially due to lower reported severity losses. The favorable development in 2007 was partially offset by approximately $3.3 million in adverse development from the runoff aviation class.
The $7.7 million decrease in 2006 primarily reflected favorable development in the 2005 and 2004 accident years in ocean marine due in part to lower settlements of case reserve estimates, higher than expected receipts of salvage and subrogation recoveries and a lower emergence of actual versus expected losses. Partially offsetting this benefit was adverse development in the 2005 and 2004 accident years in both of the commercial auto and surety classes as a result of higher than initially anticipated loss ratios. The Company’s first full year of writing commercial auto and surety premiums was 2004.
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
At December 31, 2008 and December 31, 2007, the Company’s gross, ceded and net loss and loss adjustment expense reserves for all asbestos/environmental policies amounted to $48.8 million, $37.3 million and $11.5 million, and $52.4 million, $41.5 million and $10.9 million, respectively. The Company believes that the uncertainty surrounding asbestos/environmental exposures, including issues as to insureds’ liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions, all affect the estimation of ultimate losses. Under such circumstances, it is difficult to determine the ultimate loss for asbestos/environmental related claims. Given the uncertainty in this area, losses from asbestos/environmental related claims may develop adversely and, accordingly, management is unable to estimate the range of possible loss that could arise from asbestos/environmental related claims. However, the Company’s net unpaid loss and loss adjustment expense reserves, in the aggregate, as of December 31, 2008, represent management’s best estimate.
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
In 2006 the Company recorded adverse loss development of approximately $850,000 in the aircraft line of business resulting primarily from changes in estimates for the terrorist attacks occurring on September 11, 2001. These increases were partially offset by a reduction in reserves relating to the loss sustained at the Pentagon after re-estimating the reserve based upon lower than expected settlements of claims paid during the year. There were no material changes in loss estimates for the WTC attack in 2007 or 2008.
Overall, the aviation line of business has experienced adverse development in 2008, 2007 and 2006 largely related to the unfavorable settlement of large losses and the impact of uncollectible reinsurance.
Salvage and subrogation
Estimates of salvage and subrogation recoveries on paid and unpaid losses have been recorded as a reduction of unpaid losses amounting to $6,545,226 and $6,850,648 at December 31, 2008 and December 31, 2007, respectively.
Deferred policy acquisition costs
Deferrable policy acquisition costs amortized to expense amounted to $38,669,739, $37,694,535 and $31,336,186 for the years ended December 31, 2008, 2007 and 2006, respectively.
(6) Property, Improvements and Equipment, Net:
Property, improvements and equipment, net at December 31, 2008 and December 31, 2007 include the following:

	2008	2007

Office furniture and equipment	$2,401,612	$1,706,122
Computer equipment	2,105,196	1,604,437
Computer software	4,440,945	1,245,014
Leasehold improvements	5,795,382	3,695,764

	14,743,135	8,251,337
Less: accumulated depreciation and amortization	(4,709,646)	(3,434,501)

Property, improvements and equipment, net	$10,033,489	$4,816,836

Depreciation and amortization and other expenses for the years ended December 31, 2008, 2007 and 2006 amounted to $1,414,538, $1,295,929 and $968,817, respectively.
During 2007, the Company’s management determined that certain computer equipment and software was inefficient and no longer possessed any future service potential and accounted for it as an abandoned asset under the guidance of Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The cost basis and accumulated depreciation of the computer equipment and software treated as if abandoned were $5,547,094 and $231,129, respectively, resulting in a charge against income before income taxes of $5,315,965 during the year ended December 31, 2007.

(7) Income Taxes:
The components of deferred tax assets and liabilities as of December 31, 2008 and December 31, 2007 are as follows:

	December 31, 2008	December 31, 2007

Deferred Tax Assets:
Loss reserves	$13,557,347	$13,106,353
Unearned premiums	4,489,745	4,607,948
Net operating loss carryforwards	5,880,130	4,589,456
Capital loss carryforwards	12,530,316	—
Bad debt reserve	1,986,752	564,356
Unrealized depreciation of investments	20,418,996	2,531,762
Hedge fund loss	3,862,875	—
Deferred compensation	2,187,622	3,058,090
Other	—	251,237

Deferred tax assets	64,913,783	28,709,202

Less: Valuation allowance	23,527,654	4,998,520

Total deferred tax assets	41,386,129	23,710,682

Deferred Tax Liabilities:
Deferred policy acquisition costs	5,132,299	5,246,355
Hedge fund income	—	3,339,644
Accrued salvage and subrogation	208,408	238,882
Other	530,825	442,126

Total deferred tax liabilities	5,871,532	9,267,007

Net deferred tax assets	$35,514,597	$14,443,675

Loss carryforwards consist of $9,046,354 state net operating loss (“NOL”) carryforwards and $35,800,903 federal capital loss carryforwards. The range of years in which the state NOL carryforwards, which are primarily in the State of New York, can be carried forward against future tax liabilities is from 2009 to 2028. The range of years in which the federal capital loss carryforwards can be carried forward is from 2009 to 2013. The estimate for capital losses may differ from the actual amount ultimately filed in the Company’s tax return.
The Company’s valuation allowance account with respect to the deferred tax asset and the change in the account is as follows:

	December 31, 2008	December 31, 2007	December 31, 2006

Balance, beginning of year	$4,998,520	$4,193,440	$4,176,558
Change in valuation allowance	18,529,134	805,080	16,882

Balance, end of period	$23,527,654	$4,998,520	$4,193,440

The change in the valuation allowance relates primarily to capital losses in the amount of $50,174,271, accounting for $17,560,995 of the change. There is uncertainty that the Company can fully utilize all deferred taxes that arose from capital losses incurred. This uncertainty stems from issues relating to the current economic conditions, limitations on the period such losses can be carried forward prior to expiring and the limitation or nature of gains that can be used to offset the capital losses. To the extent that the Company generates future capital gains to offset these losses, it may recover some or this entire amount. The remaining valuation allowance of $968,139 relates to state and local tax loss carryforwards.

Income tax provisions differ from the amounts computed by applying the federal statutory rate to income before income taxes as follows:

	Year ended December 31,
	2007	2007	2006
Income taxes at the federal statutory rate	35.0%	35.0%	35.0%
Tax exempt interest and dividend received deduction	1.4	(1.1)	(0.2)
Valuation allowance	(13.5)	4.0	0.0
State taxes	0.7	(4.1)	(1.0)
Other, net	0.7	(0.1)	(0.3)

Income tax provisions	24.3%	33.7%	33.5%

There was no federal income tax paid in 2008. Federal income tax paid amounted to $14,028,238 and $13,670,275 for the years ended December 31, 2007 and 2006, respectively.
At December 31, 2008 and December 31, 2007, the federal income tax recoverable included in other assets amounted to $16,242,026 and $2,675,546, respectively.
Reduction of income taxes as a result of the deduction triggered by employee exercise of stock options for the years ended December 31, 2008, 2007 and 2006 amounted to $398,188, $1,128,108 and $583,726, respectively. The benefit received was recorded in paid-in capital.
The Company files tax returns subject to the tax regulations of federal, state and local tax authorities. A tax benefit taken in the tax return but not in the financial statements is known as an ‘unrecognized tax benefit.’ The Company had no unrecognized tax benefits at either December 31, 2008 or December 31, 2007. The Company’s policy is to record interest and penalties related to unrecognized tax benefits to income tax expense. The Company did not incur any interest or penalties related to unrecognized tax benefits for the years ended December 31, 2008 and 2007.
The Company is subject to federal, state and local examinations by tax authorities for tax year 2006 and subsequent.
(8) Statutory Income and Surplus:
NYMAGIC’s principal source of income is dividends from its subsidiaries, which are used for payment of operating expenses, including interest expense, loan repayments and payment of dividends to NYMAGIC’s shareholders. The Company’s domestic insurance subsidiaries are limited under state insurance laws, in the amount of ordinary dividends they may pay without regulatory approval. Within this limitation, the maximum amount which could be paid to the Company out of the domestic insurance companies’ surplus was approximately $18.6 million as of December 31, 2008. There were no dividends declared by the insurance subsidiaries in 2008.
Combined statutory net income, surplus and dividends declared by the Company’s domestic insurance subsidiaries were as follows for the periods indicated:

	Combined	Combined	Dividends
	Statutory	Statutory	Declared
Year ended	Net (Loss) Income	Surplus	To Parent
December 31, 2008 (unaudited)	$(38,487,000)	$189,383,000	$—
December 31, 2007	$25,654,000	$207,233,000	$15,745,000
December 31, 2006	$28,880,000	$197,289,000	$17,600,000
The Company made capital contributions of $32.5 million to New York Marine in 2008. The Company also purchased certain receivables from New York Marine in the amount of $6.1 million as of December 31, 2008.
The National Association of Insurance Commissioners (the “NAIC”) provided a comprehensive basis of accounting for reporting to state insurance departments. Included in the codified accounting rules was a provision for the state insurance commissioners to modify such accounting rules by practices prescribed or permitted for insurers in their state. However, there were no differences reported in the statutory financial statements for the years ended December 31, 2008, 2007 and 2006 between prescribed state accounting practices and those approved by the NAIC.
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

The statutory guidance for evaluating impairment on mortgage-backed securities has been modified effective January 1, 2009. Under the prior guidance, impairment was recognized by a review of cash flows on an undiscounted basis and no impairment has been recognized by the Company as of December 31, 2008. This compares to $40.7 million in cumulative impairment charges recorded under a GAAP basis as of December 31, 2008. In 2009, the statutory guidance for impairment will be evaluated utilizing a review of discounted cash flows. While the Company does not anticipate that the evaluation in 2009 will result in any impairment charges, if there are impairment charges they could be material to statutory surplus.
(9) Employee Retirement Plans:
The Company maintains a retirement plan for the benefit of our employees in the form of a Profit Sharing Plan and Trust. The Profit Sharing Plan and Trust provides for an annual mandatory contribution of 7.5% of compensation for each year of service during which the employee has completed 11 months of service and is employed on the last day of the plan year. The Company may also make an additional discretionary annual contribution of up to 7.5% of compensation. The plan provides for 100% vesting upon completion of one year of service. Employee retirement plan expenses for the years ended December 31, 2008, 2007 and 2006 amounted to $971,507, $1,161,441 and $1,293,472, respectively.
(10) Debt:
On March 11, 2004, the Company issued $100,000,000 in 6.5% senior notes due March 15, 2014. The notes provide for semi-annual interest payments and are to be repaid in full on March 15, 2014. The indenture contains certain covenants that restrict our and our restricted subsidiaries’ ability to, among other things, incur indebtedness, make restricted payments, incur liens on any shares of capital stock or evidences of indebtedness issued by any of our restricted subsidiaries or issue or dispose of voting stock of any of our restricted subsidiaries. The Company remains in compliance with these covenants.
The fair value of the senior debt at December 31, 2008 approximated a price equal to 75% of the par value.
Interest paid amounted to $6,500,055, $6,523,830 and $6,523,133 for the years ended December 31, 2008, 2007 and 2006, respectively.
On November 5, 2008, Fitch Ratings downgraded the Company’s rating on its senior debt from BBB- to BB+.
(11) Commitments:
The Company maintains various operating leases to occupy office space. The lease terms expire on various dates through July 2016.
The aggregate minimum annual rental payments under various operating leases for office facilities as of December 31, 2008 are as follows:

Amount
2009	4,281,816
2010	4,209,129
2011	4,182,923
2012	4,224,471
2013	4,325,742
Thereafter	11,107,413

Total	$32,331,494
The operating leases also include provisions for additional payments based on certain annual cost increases. Rent expenses for the years ended December 31, 2008, 2007 and 2006 amounted to $3,921,632, $2,216,707 and $1,856,238, respectively.
In 2003, the Company entered into a sublease for approximately 28,000 square feet for its principal offices in New York City. The sublease commenced on March 1, 2003 and expires on July 30, 2016. In April 2005, the Company signed an amendment to the sublease pursuant to which it added approximately 10,000 square feet of additional space. The amended sublease expires on July 30, 2016. The minimum monthly rental payments of $141,276 under the amended sublease include the rent paid by the Company for the original sublease. Rent payments under the amended sublease commenced in 2005 and end in 2016, with payments amounting to $20.8 million, collectively, over the term of the agreement.
In June 2007, the Company leased an additional 30,615 square feet at the New York City location. The lease provides for a minimum monthly rental payment of $197,722 beginning in 2008 and $210,478 beginning in 2013. The lease expires on July 30, 2016.

Effective August 1, 2008, the Company has subleased a portion of its office space in New York City for a term of 29 months, with an option to extend for an additional 19 months. The monthly rental income recognized under the sublease agreement is approximately $82,000 and reduces overall general and administrative expenses by $410,000 for the year ended December 31, 2008.
The Company made a first amendment to a lease dated May 4, 2004 for its office in Chicago. The minimum monthly rental payments of $4,159 commenced in 2005 and will end in 2010.
In 2008, the Company entered into a lease for 2,136 square feet for the office space for its newly formed MMO Agencies, an underwriting division of the Company. The office is located in Long Island, New York. Rent payments under the lease end in 2013, with payments amounting to approximately $370,000, collectively, over the term of the agreement. The lease expires in May 2013.
(12) Comprehensive Income:
The Company’s comparative comprehensive income is as follows:

	Year ended December 31,
	2008	2007	2006

Net (loss) income	$(104,335,079)	$13,372,350	$29,850,480

Other comprehensive (loss) income, net of deferred taxes:
Unrealized holding (losses) gains on securities, net of deferred tax (benefit) expense of $(5,809,488), $(2,354,199) and $212,652	(46,589,927)	(4,372,090)	394,925
Less: reclassification adjustment for losses realized in net income, net of tax benefit of $4,152,352, $2,415,998 and $140,894	(43,512,414)	(4,486,854)	(261,660)

Other comprehensive (loss) income	(3,077,513)	114,764	656,585

Comprehensive (loss) income	$(107,412,592)	$13,487,114	$30,507,065

The Company reported unrealized holding (losses) gains on available for sale securities, net of deferred taxes, of $(2,875,317) and $202,196 at December 31, 2008 and December 31, 2007, respectively.
(13) Common Stock Repurchase Plan and Shareholders’ Equity:
The Company has a Common Stock Repurchase Plan, as amended in 2008, which authorizes the repurchase of up to $75 million, at prevailing market prices, of the Company’s issued and outstanding shares of common stock on the open market. As of December 31, 2008, the Company has repurchased a total of 3,457,298 shares of common stock under this plan at a total cost of $62,855,338 at market prices ranging from $12.38 to $28.81 per share. The Company repurchased 368,900 shares of common stock under the Plan in 2008 at a total cost of $7,653,602. In 2007, the Company repurchased 317,700 shares of common stock under the Plan at a total cost of $7,121,988. There were no repurchases made under the Plan during 2006.
In connection with the acquisition of MMO in 1991, the Company also acquired 3,215,958 shares of its own common stock held by MMO and recorded such shares as treasury stock at MMO’s original cost of $3,919,129.
The Company entered into a Securities Purchase Agreement with Conning Capital Partners VI, L.P. (“CCPVI”) on January 31, 2003. Under the terms of the agreement, the Company sold 400,000 investment units to CCPVI, which consisted of one share of the Company’s common stock and an option to purchase an additional share of common stock from the Company. Conning paid $21.00 per unit resulting in $8.4 million in proceeds to the Company. In accordance with the Option Certificate, the options would have expired on January 31, 2008. The exercise price is based on a variable formula (which was attached as an exhibit to the Company’s Form 8-K filed on February 4, 2003).
On March 22, 2006, the Company entered into an agreement (the “Letter Agreement”) to amend and restate the original Option Certificate granted under a Securities Purchase Agreement, dated January 31, 2003. The Amended and Restated Option Certificate, dated March 22, 2006, decreased the number of shares of Company common stock that are to be issued upon the exercise of the option from 400,000 to 300,000 and extended the term from January 31, 2008 to December 31, 2010. There were no options exercised by CCPVI during any of the years presented herein. The option exercise price calculated at December 31, 2008 was $24.09 per share.

(14) Earnings per share:
A reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for each of the years ended December 31, 2008, 2007 and 2006 is as follows:

	December 31, 2008			December 31, 2007			December 31, 2006
		Weighted			Weighted			Weighted
		Average			Average			Average
	Net	Shares		Net	Shares		Net	Shares
	Loss	Outstanding	Per	Income	Outstanding	Per	Income	Outstanding	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
	(In thousands, except for per share data)
Basic EPS	$(104,335)	8,534	$(12.23)	$13,372	8,896	$1.50	$29,850	8,807	$3.39
Effect of dilutive securities:
Equity awards and purchased options	—	—	—	—	294	$(.04)	—	370	$(.14)

Diluted EPS	$(104,335)	8,534	$(12.23)	$13,372	9,190	$1.46	$29,850	9,177	$3.25

(15) Incentive Compensation:
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
The Company has established three share-based incentive compensation plans (the “Plans”), which are described below. Management believes that the Plans provide a means whereby the Company may attract and retain persons of ability to exert their best efforts on behalf of the Company. The Plans generally allow for the issuance of grants and exercises through newly issued shares, treasury stock, or any combination thereof to officers, key employees and directors who are employed by, or provide services to the Company. The compensation cost that has been charged against income for the Plans was $2,535,351, $2,210,615 and $2,116,929 for the years ended December 31, 2008, 2007 and 2006, respectively. Of the $2.1 million expensed in 2006, approximately $343,000 related to the adoption of accounting for share-based compensation under SFAS 123(R). The approximate total income tax benefit accrued and recognized in the Company’s financial statements for the years ended December 31, 2008, 2007 and 2006 related to share-based compensation expenses was approximately $887,000, $774,000 and $741,000, respectively.
2004 Long-Term Incentive Plan
The NYMAGIC, INC. Amended and Restated 2004 Long-Term Incentive Plan (the “LTIP’) was adopted by the Company’s Board of Directors and approved by its shareholders in 2004. The LTIP authorizes the Board of Directors to grant non-qualified options to purchase shares of Company’s common stock, share appreciation rights, restricted shares, restricted share units, unrestricted share awards, deferred share units and performance awards. The LTIP allows for the issuance of share-based awards up to the equivalent of 450,000 shares of the Company’s common stock at not less than 95 percent of the fair market value at the date of grant. Share grants awarded under the LTIP are exercisable over the period specified in each contract and expire at a maximum term of ten years. The LTIP was amended and restated in 2008 to change the amount of share equivalents that may be issued under it from 450,000 to 900,000.
Under the LTIP, the Company has granted restricted share units (“RSUs”), deferred share units (“DSUs”) and performance share awards (“performance shares”), as well as unrestricted common stock awards (i.e., vested and unencumbered shares). Grantees generally have the option to defer the receipt of shares of common stock that would otherwise be acquired upon vesting of restricted share units, which allows for preferential tax treatment by the recipient of the award.

RSUs, as well as restricted shares, become vested and convertible into shares of common stock when the restrictions applicable to them lapse. In accordance with SFAS 123(R), the fair value of nonvested shares is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of December 31, 2008, there was $2,871,946 of unrecognized compensation cost related to RSUs, which is expected to be recognized over a remaining weighted-average vesting period of 1.3 years. The total fair value of RSUs vested and converted to shares of common stock during the years ended December 31, 2008, 2007 and 2006 was $603,076, $492,092 and $642,120, respectively. As of December 31, 2008, the aggregate fair value was $4,123,373 for RSUs outstanding (vested and unvested) and $2,607,945 for nonvested RSUs.
The Company has settled annual Board of Directors fees, in part, through the issuance of DSUs. DSUs are vested immediately and are converted into shares of the Company’s common stock upon the departure of the grantee director. For the years ended December 31, 2008, 2007 and 2006, fees of $262,500, $227,500 and $227,500, respectively, have been settled by the grant of 11,559, 5,366 and 7,123 DSUs, respectively. The deferred share units outstanding at December 31, 2008 carried a total fair value of $786,440.
The following table sets forth activity for the LTIP as it relates to RSUs and DSUs for the years ended December 31, 2008, 2007 and 2006:

	December 31, 2008		December 31, 2007		December 31, 2006
		Weighted		Weighted		Weighted
		Average Grant		Average Grant		Average Grant
		Date Fair		Date Fair		Date Fair
	Number of	Value	Number of	Value	Number of	Value
RSUs and DSUs	Shares	Per Share	Shares	Per Share	Shares	Per Share
Outstanding, beginning of year	212,924	$28.68	180,959	$25.73	144,236	$24.31
Granted	73,059	$22.42	51,365	$39.47	55,123	$30.03
Vested and Converted to Shares of Common Stock	(28,250)	$30.46	(19,400)	$29.74	(18,400)	$27.49
Forfeited	—	—	—	—	—	—

Outstanding, end of year	257,733	$26.71	212,924	$28.68	180,959	$25.73

Nonvested, end of year	136,900	$27.14	133,200	$29.84	136,600	$26.10

Performance share units have been awarded under the LTIP to the Company’s President and Chief Executive Officer. As discussed further under the caption “Executive Compensation Agreements,” the award is contingent upon the satisfaction of certain market conditions relating to the fair market value of the Company’s stock. Depending on the performance of the Company’s common stock for each of the years ended December 31, 2008, 2007 and 2006, an award may be issued up to 12,000 performance share units per year upon the achievement of certain predetermined share closing price requirements. The fair value of the performance share award has been estimated as of the initial grant-date using a Monte Carlo Simulation. The inputs for expected dividends, expected volatility, expected term and risk-free interest rate used in the calculation of the grant-date fair value of this award were 0.84%, 25.3%, 2.7 years and 4.85%, respectively. The grant-date fair value for the years ended December 31, 2008, 2007 and 2006 was $144,180, $155,992 and $156,951, respectively. Pursuant to the completion of the 2007 and 2006 annual performance periods, the Company awarded 12,000 performance shares for each year, which vest on the second anniversary of the last day of the applicable performance period, provided that the executive is employed by the Company on that date. The 2006 award was settled in the Company’s common stock on December 31, 2008, and the 2007 award will be settled in the Company’s common stock on December 31, 2009, provided that the executive is employed by the Company on that date. Since market conditions relating to this award were not satisfied for the 2008 performance period, the executive will not receive any performance shares for this period. The outstanding performance share units had an approximate fair value of $229,000 at December 31, 2008.
On April 7, 2008, the Company entered into an award agreement, which became effective May 1, 2008 with various officers of the Company and members of the senior management team of MMO Agencies, an underwriting division of the Company. Included in the agreement are provisions pertaining to performance unit awards. In accordance with the guidance of SFAS 123(R), the awards are deemed to be performance-based compensation awards. The first measurement period is May 1, 2008 to December 31, 2008. The remaining measurement periods will incept on January 1, 2009, 2010 and 2011 and will expire at the end of each respective year. The performance-based compensation awards that ultimately vest will be based on the satisfaction of minimum gross written premiums and maximum loss ratio requirements. The Company records compensation based on the pro-rata portion of the performance units anticipated to vest, assuming the attainment of the minimum required gross written premiums threshold and satisfaction of the total loss ratio requirement for the current requisite service period. The Company does not anticipate the vesting of any of these awards for the measurement period ending December 31, 2008 and has therefore not recorded any compensation expense related to the awards in 2008.

Unrestricted shares of the Company’s common stock have been granted pursuant to the LTIP. 9,750 shares were granted to certain directors and officers during 2007. The unrestricted stock awards settled compensation costs of $384,248 for the year ended December 31, 2007. There were no unrestricted stock awards granted during 2008 and 2006.
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
The fair value of each option award has been estimated as of the respective grant-date using the Black-Scholes option-pricing model. The weighted-average grant-date fair value of options granted during 2008 was $5.31 per share. In calculating the fair value of the 2008 grants, the following assumptions were used: 1) expected dividend yield ranging between 1.35%-1.46%; 2) expected volatility approximating 31%; 3) expected term of 4 years; and 4) risk-free interest rate ranging between 2.32%-2.89%. The Company did not grant any stock option awards through the Option Plans during the years ended December 31, 2007 and 2006. There was $87,725 of unrecognized compensation cost related to unvested options awarded pursuant to the Option Plans as of December 31, 2008, which will be recognized over the remaining weighted-average vesting period of approximately 1.8 years. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was approximately $306,000, $2,347,000 and $1,026,000, respectively. As of December 31, 2008, the aggregate intrinsic value was $623,252 for both options outstanding and vested and exercisable. There were no stock options granted during 2007 and 2006, respectively.
The following table sets forth stock option activity for the Option Plans for the years ended December 31, 2008, 2007 and 2006:

	December 31, 2008		December 31, 2007		December 31, 2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Number of	Price	Number of	Price	Number of	Price
Shares Under Option	Shares	Per Share	Shares	Per Share	Shares	Per Share
Outstanding, beginning of year	195,825	$15.69	333,200	$15.43	407,850	$15.26
Granted	20,000	$22.82	—	—	—	—
Exercised	(29,875)	$15.58	(136,725)	$15.07	(72,025)	$14.46
Forfeited	—	—	(650)	$14.47	(2,625)	$14.47

Outstanding, end of year	185,950	$16.48	195,825	$15.69	333,200	$15.43

Exercisable, end of year	165,950	$15.71	193,325	$15.56	323,200	$15.22

The weighted-average remaining contractual term as of December 31, 2008 for options outstanding and options vested and exercisable was 4.3 and 3.7 years, respectively. For the years ended December 31, 2008, 2007 and 2006, the Company received approximately $466,000, $2,060,000 and $1,042,000, respectively, in cash for the exercise of stock options granted under the Option Plans.
Other Plans:
Employee Stock Purchase Plan
The Company established the Employee Stock Purchase Plan (the “ESPP”) in 2004. The ESPP allows eligible employees of the Company and its designated affiliates to purchase, through payroll deductions, shares of common stock of the Company. The ESPP is designed to retain and motivate the employees of the Company and its designated affiliates by encouraging them to acquire ownership in the Company on a tax-favored basis. The price per common share sold under the ESPP is 85% (or more if the Board of Directors or the committee administering the plan so provides) of the closing price of the Company’s shares on the New York Stock Exchange on the day the Common Stock is offered. The Company has reserved 50,000 shares for issuance under the ESPP. There were no shares issued under the ESPP during any of the years ended December 31, 2008, 2007 and 2006.

Phantom Stock Plan
The Company established the NYMAGIC, INC. Phantom Stock Plan (the “PSP”) in 1999. The purpose of the PSP is to build and retain a capable and experienced long-term management team and to incentivize key personnel to promote the success of the Company. Each share of phantom stock granted under the PSP constitutes a right to receive the appreciation in the fair market value of one share of the Company’s stock in the equivalent cash value, as determined on the date of exercise of such share of phantom stock over the measurement value of such phantom shares. In 1999, 100,000 shares of phantom stock were granted to employees with a five-year vesting schedule. There have been no grants of phantom stock by the Company since 1999. There were 4,000, 3,500 and 7,500 shares exercised for the years ended December 31, 2008, 2007 and 2006, respectively. The Company recorded an expense (benefit) of $7,800, $(40,755), and $140,400 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, all shares of phantom stock granted under the PSP have been exercised.
Executive Compensation Agreements:
On April 17, 2006, the Company entered into an employment agreement with A. George Kallop, the Company’s President and Chief Executive Officer (the “Kallop Employment Agreement”), effective October 1, 2005 through December 31, 2008. This term automatically renewed for successive one-year periods and expired in accordance with its terms on December 31, 2008. Under the Kallop Employment Agreement, Mr. Kallop was entitled to a base salary of $400,000 per annum (effective January 9, 2007, base salary was increased to $450,000 per annum pursuant to an amendment to the agreement) and a target annual cash incentive bonus of $300,000. Mr. Kallop also received grants of 8,000 restricted share units as of the execution date of the agreement and on each of January 1, 2007 and January 1, 2008. These shares vested on December 31, 2006, 2007 and 2008, respectively. The agreement also provided for a long-term incentive award with maximum, target and threshold awards of 12,000, 6,000 and 3,000 performance units, respectively, in each of three one-year performance periods beginning with the calendar year ended December 31, 2006. Mr. Kallop is also entitled to receive a supplemental performance compensation award in the amount of 25,000 performance units pursuant to a “Change in Control” of the Company as defined in the Kallop Employment Agreement. A performance unit is an award which is based on the achievement of specific goals with respect to the Company or any affiliate or individual performance of the participant, or a combination thereof, over a specified period of time. Each of the performance awards is subject to the conditions described in the award agreement entered into contemporaneously with the Kallop Employment Agreement. The Kallop Employment Agreement also provides for reimbursement of reasonable expenses incurred in the performance of Mr. Kallop’s duties, and includes provisions governing termination for death, disability, cause, without cause and change of control, which include a severance benefit of one year’s salary, pro-rata annual incentive awards at target, and accelerated vesting of stock and performance unit grants in the event of his termination without cause prior to a change of control.
In connection with the Kallop Employment Agreement, the Company entered into a Performance Share Award Agreement (the “Kallop Award Agreement”) with Mr. Kallop on the same date. The performance units were earned for each of the two one-year performance periods ending on December 31, 2006 and December 31, 2007, based on predetermined market price targets of the daily closing price of the Company’s common stock in each of those performance periods. Since market conditions relating to this award were not satisfied for the 2008 performance period, the executive did not receive any performance shares at December 31, 2008. See Subsequent event Note 20.
(16) Segment Information:
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

	Year ended December 31,
	2008		2007		2006
	(in thousands)
		Income		Income		Income
Segments	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)

Ocean marine	$64,861	$29,712	$71,998	$29,141	$78,898	$31,691
Inland marine/Fire	5,714	(381)	7,016	1,084	7,792	(53)
Other liability	96,430	(7,493)	87,388	11,971	65,402	3,721
Aircraft	222	(3,239)	108	(3,225)	284	(455)

Subtotal	167,227	18,599	166,510	38,971	152,376	34,904

Other income (loss), net	122	122	(4,659)	(4,659)	596	596
Net investment (loss) income	(63,503)	(63,503)	35,489	35,489	47,897	47,897
Net realized investment losses	(47,665)	(47,665)	(6,903)	(6,903)	(403)	(403)
General and administrative expenses	—	(38,612)	—	(36,018)	—	(31,401)
Interest expense	—	(6,716)	—	(6,726)	—	(6,712)
Income tax benefit (expense)	—	33,440	—	(6,782)	—	(15,031)

Total	$56,181	$(104,335)	$190,437	$13,372	$200,466	$29,850

The Company’s gross written premiums cover risks in the following geographic locations:

	2008	2007	2006
	(in thousands)
United States	$204,769	$216,417	$226,352
Europe	3,096	5,659	9,084
Asia	1,161	1,751	2,647
Latin America	388	313	479
Other	7,840	4,248	2,747

Total Gross Written Premiums	$217,254	$228,388	$241,309

(17) Quarterly Financial Data (unaudited):
The quarterly financial data for 2008 and 2007 are as follows:

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2008	2008	2008	2008
	(in thousands, except per share data)
Total revenues	$(300)	$48,981	$(13,953)	$21,453
Loss before income taxes	$(46,599)	$(8,750)	$(63,470)	$(18,955)
Net loss	$(29,748)	$(4,746)	$(50,074)	$(19,767)

Basic loss per share	$(3.42)	$(.55)	$(5.96)	$(2.36)
Diluted loss per share	$(3.42)	$(.55)	$(5.96)	$(2.36)

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2007	2007	2007	2007
	(in thousands, except per share data)
Total revenues	$52,101	$52,558	$48,963	$36,815
Income (loss) before income taxes	$11,556	$15,904	$5,751	$(13,056)
Net income (loss)	$7,519	$10,325	$3,799	$(8,270)

Basic earnings (loss) per share	$.85	$1.16	$.43	$(.93)
Diluted earnings (loss) per share	$.82	$1.12	$.41	$(.93)
(18) Related Party Transactions:
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
The Company entered into an investment management agreement with Mariner effective October 1, 2002, which was amended and restated on December 6, 2002. Under the terms of this agreement, Mariner manages the Company’s and its subsidiaries, New York Marine And General Insurance Company’s and Gotham Insurance Company’s investment portfolios. Fees to be paid to Mariner are based on a percentage of the investment portfolios as follows: .20% of liquid assets, .30% of fixed maturity investments and 1.25% of limited partnership (hedge fund) and equity security investments. Another of the Company’s subsidiaries, Southwest Marine and General Insurance Company, entered into an investment management agreement, the substantive terms of which are identical to those set forth above, with a subsidiary of Mariner, Mariner Investment Group, Inc. (“Mariner Group”) effective March 1, 2007. William J. Michaelcheck, a director of the Company, is the Chairman and the beneficial owner of a substantial number of shares of Mariner. A. George Kallop, President and Chief Executive Officer and a director of the Company, William D. Shaw, Jr., Vice Chairman and a director of the Company and George R. Trumbull, a director of the Company, are also associated with Mariner. Investment fees incurred under the agreements with Mariner and Mariner Group were $2,894,022, $2,951,404 and $2,887,985 for the years ended December 31, 2008, 2007 and 2006, respectively.
The Company entered into a consulting agreement on April 6, 2005 with William D. Shaw, Jr., Vice Chairman and a director of the Company (the “Shaw Consulting Agreement”), which was renewed through December 31, 2008, pursuant to which he provided certain consulting services to the Company relating to the Company’s asset management strategy including (i) participation in meetings with rating agencies; (ii) participation in meetings with research analysts; and (iii) participation in certain other investor relations services. For the year ended December 31, 2008, Mr. Shaw was paid $125,000 under this agreement, of which $25,000 relates to services performed in 2007. This compares to $75,000 and $100,000 paid under his consulting agreements during the years ended December 31, 2007 and 2006, respectively. The Company may also pay Mr. Shaw a bonus up to a maximum of $100,000 at the discretion of the Human Resources Committee of the Company’s Board of Directors upon the recommendation of the Company’s Chairman. Mr. Shaw was not awarded a bonus in 2008 for services he provided in 2007. In April 2007, the Company awarded Mr. Shaw a $25,000 cash bonus and 1,000 shares of common stock with a fair value of $39,410 for services performed in 2006. In February 2006 Mr. Shaw was awarded a cash bonus of $30,000 for his services provided in 2005. The Company was also obligated to reimburse Mr. Shaw for all reasonable and necessary expenses incurred in connection with the services he provides under the Consulting Agreement. The Shaw Consulting Agreement terminated on December 31, 2008 and was not renewed for 2009.

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
The Company entered into the consulting agreement with Mr. Trumbull, a member of the Company’s Board of Directors, on June 16, 2008 (the “Trumbull Consulting Agreement”), which was made effective as of May 21, 2008. Pursuant to the terms of this agreement, Mr. Trumbull will perform consulting services in the form of providing assistance to the Company’s Chairman of the Board of Directors as he may request in connection with Board matters and to the President and Chief Executive Officer of the Company as he may request in connection with various issues that may arise in the Company’s operating and risk bearing subsidiaries. Mr. Trumbull’s compensation under the Trumbull Consulting Agreement is $100,000 per year, payable in four equal quarterly payments of $25,000 each, the first of which was paid on August 21, 2008. For the year ended December 31, 2008, he has been paid $50,000 under the Trumbull Consulting Agreement. The Company is also obligated to reimburse Mr. Trumbull for all reasonable and necessary expenses incurred in connection with the services he provides under the Trumbull Consulting Agreement. Unless extended by mutual agreement, the Trumbull Consulting Agreement terminates on May 21, 2009. The Trumbull Consulting Agreement is also subject to termination by Mr. Trumbull or the Company on 30 days prior notice. The Company may terminate the Trumbull Consulting Agreement at any time in the event Mr. Trumbull ceases to be a member of the Company’s Board of Directors. The agreement automatically terminates immediately upon the merger or consolidation of the Company into another corporation; the sale of all or substantially all of its assets; its dissolution and/or liquidation; or, the death of Mr. Trumbull. The Trumbull Consulting Agreement was previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
On July 8, 2008, the Company entered into a three-year engagement agreement with Robert G. Simses, the Company’s Chairman of the Board of Directors (the “Simses Engagement Agreement”), effective May 21, 2008 through May 21, 2011. Under the terms of the Simses Engagement Agreement, Mr. Simses is entitled to an annual retainer, payable quarterly, beginning on August 21, 2008, of not less than $150,000, subject to review for increase at the discretion of the Human Resource Committee of the Board of Directors. For the year ended December 31, 2008, he has been paid $75,000 under the Simses Engagement Agreement. Mr. Simses also received a grant of 30,000 restricted share units as of the effective date of the agreement. These shares will vest ratably over the term of the agreement, beginning on May 21, 2009. The Simses Engagement Agreement also provides for reimbursement of reasonable expenses incurred in the performance of Mr. Simses’ duties, and includes provisions governing termination for death, disability, cause, without cause and change of control, which includes payment through the end of the term of the agreement and accelerated vesting of stock unit grants in the event of his termination without cause, for good cause or upon a change of control. The Simses Engagement Agreement was previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
In 2003, the Company acquired a 100% interest in a limited partnership hedge fund, Mariner Tiptree (CDO) Fund I, L.P. (“Tiptree”), subsequently known as Tricadia CDO Fund, L.P. (“Tricadia”) and since June 2008 known as Altrion Capital, L.P. (“Altrion”). Altrion was originally established to invest in collateralized debt obligation (“CDO”) securities, commercial loan obligation (“CLO”) securities, credit related structured (“CRS”) securities and other structured products, as well as commercial loans, that are arranged, managed or advised by a Mariner affiliated company. See “Relationship with Mariner Partners, Inc.” Under the provisions of the limited partnership agreement, the Mariner affiliated company was entitled to 50% of the net profit realized upon the sale of certain collateralized debt obligations held by the Company. The investment in Altrion was previously consolidated in the Company’s financial statements. On August 18, 2006, the Company entered into an Amended and Restated Limited Partnership Agreement, effective August 1, 2006, with Tricadia Capital, LLC (“Tricadia Capital”), the general partner, and the limited partners named therein (the “Amended Agreement”), to amend and restate the existing Limited Partnership Agreement of Mariner Tiptree (CDO) Fund I, L.P. entered into in 2003 (the “Original Agreement”). The Amended Agreement changed the name of the partnership, amended and restated in its entirety the Original Agreement and provides for the continuation of the partnership under applicable law upon the terms and conditions of the Amended Agreement. The Amended Agreement, among other items, substantially changed the fee income structure, as well as provides for the potential conversion of limited partnership interests to equity interests. The fee income was changed in the Amended Agreement from 50% of the fee received by the investment manager in connection with the management of CDOs in Altrion to a percentage of fees equal to the pro-rata portion of the CDO equity interest held by Altrion, but in any event, no less than 12.5%. The Amended Agreement also provides for an additional CDO fee to be determined based upon the management fees earned by the investment manager. These changes resulted in a reduction in the variability of Altrion thereby lowering or decreasing its expected losses as well as represented a change in the entity’s governing documents or contractual arrangements that changed the characteristics of Altrion’s equity investment at risk. As a result of these substantive changes to the Original Agreement, the Company concluded that it is no longer the party most closely associated with Altrion and deconsolidated Altrion from its financial statements as of August 1, 2006 and has since included Altrion as a limited partnership investment at equity in the financial statements. Approximately $6.9 million in uses of cash flows in 2006 resulted from the effect of deconsolidation of the Altrion limited partnership investment. The deconsolidation had no impact on the Company’s Statement of Income for the year ended December 31, 2006.

In 2003, the Company made an investment of $11.0 million in Altrion. Additional investments of $4.65 million, $2.7 million and $6.25 million were made in 2004, in 2005 and on April 27, 2007, respectively. The Company was previously committed to providing an additional $15.4 million, or a total of approximately $40 million, in capital to Altrion by August 1, 2008. Altrion, however, waived its right to require the Company to contribute its additional capital commitment of $15.4 million and accordingly, the Company’s obligation to make such capital contribution has expired. In addition, the Company withdrew $10 million of its capital from Altrion during July 2008. Withdrawals require one year’s prior written notice to the hedge fund manager. The Company has submitted a redemption notice to Altrion. The Company is uncertain as to whether cash and/or securities will be received as payment of the redemption proceeds.
As a result of the turmoil in the U.S. housing industry in 2007 and 2008 and its effect on mortgage-backed securities and illiquid securities, Altrion has not assembled any CDO or CLO assets as market conditions have precluded any such activity. Altrion also has an investment in Tiptree Financial Partners LP (“Tiptree Financial”), which was formed in 2008 to trade CLOs, but because of market conditions a substantial portion of Tiptree Financial’s invested assets were as of December 31, 2008 and currently remain in cash.
Investment expenses incurred under this agreement at December 31, 2008, 2007 and 2006 amounted to $844,387, $(812,646) and $792,144, respectively, and were based upon the fair value of those securities held and sold for the years ended December 31, 2008, 2007 and 2006, respectively. The limited partnership agreement also provides for other fees payable to the manager based upon the operations of the hedge fund. There were no other fees incurred during the years ended December 31, 2008, 2007 and 2006.
The Company had gross premiums of $9.0 million in 2008, $13.6 million in 2007 and $14.2 million in 2006 written through Arthur J. Gallagher & Co., an insurance brokerage at which Glenn R. Yanoff, a director of the Company from June 1999 until May 2004 and from September 2005 until March 2008, was an employee. In connection with the placement of such business, gross commission expenses of $1,757,000, $2,534,000 and $2,580,000 in 2008, 2007 and 2006, respectively, were incurred by the Company on these transactions. Mr. Yanoff resigned from our Board of Directors in March 2008 and has been an Executive Vice President of the Company since May 2008.
Robert G. Simses, the Chairman of our Board of Directors, serves on the board of directors of Tiptree Financial, a limited partnership in which Tricadia Capital, which is associated with Mariner, is the general partner. Tricadia Capital is also the General Partner of Altrion, which has a $29.2 million interest in Tiptree Financial. The Company is a limited partner of Altrion, in which it has a $33.8 million interest. Mr. Simses is not compensated for his service as a director of Tiptree Financial.
(19) Legal Proceedings:
The Company previously entered into reinsurance contracts with a reinsurer that is now in liquidation. On October 23, 2003, the Company was served with a Notice to Defend and a Complaint by the Insurance Commissioner of the Commonwealth of Pennsylvania, who is the liquidator of this reinsurer, alleging that approximately $3 million in reinsurance claims paid to the Company in 2000 and 2001 by the reinsurer are voidable preferences and are therefore subject to recovery by the liquidator. The liquidator subsequently revised the claim to approximately $2 million. The Company filed Preliminary Objections to Plaintiff’s Complaint, denying that the payments are voidable preferences and asserting affirmative defenses. These Preliminary Objections were overruled on May 24, 2005 and the Company filed its Answer in the proceedings on June 15, 2005. On December 7, 2006 the liquidator filed a motion of summary judgment to which the Company responded on December 19, 2006 by moving for a stay, pending the resolution of a similar case currently pending before the Supreme Court of the Commonwealth of Pennsylvania. As of March 1, 2009, the Supreme Court of the Commonwealth of Pennsylvania issued a ruling in the similar case that supports the Company’s position, but there has been no ruling on the Company’s position, and no trial date has been set for this matter. The Company intends to defend itself vigorously in connection with this lawsuit, and the Company believes it has strong defenses against these claims; however, there can be no assurance as to the outcome of this litigation.
In the second quarter of 2008, the Company settled disputed reinsurance receivable balances with Equitas, a Lloyd’s of London company established to settle claims for underwriting years 1992 and prior, which resulted in a charge to results of operations on a pre-tax basis of $9.4 million.

(20) Subsequent Event:
On January 30, 2009, the Company entered into an employment agreement with A. George Kallop, the Company’s President and Chief Executive Officer (the “2009 Kallop Employment Agreement”), effective January 1, 2009 through December 31, 2010. This term will be automatically renewed for successive one-year periods unless either party provides notice 90 days prior to the expiration date of its intent to terminate the agreement at the end of the applicable term. Under the 2009 Kallop Employment Agreement, Mr. Kallop is entitled to a base salary of $525,000 and a target annual incentive award of $393,750. Mr. Kallop is also entitled to receive a grant of 8,000 shares of restricted stock as of the execution date of the Kallop Employment Agreement and 8,000 shares of restricted stock on January 1, 2010. These shares will vest on December 31, 2009 and 2010, respectively. Mr. Kallop is also entitled to a long-term incentive award with maximum, target and threshold awards of 12,000, 6,000 and 3,000 performance units, respectively, in each of two one-year performance periods beginning on January 1, 2009 and January 1, 2010. Mr. Kallop is also entitled to receive a supplemental performance compensation award in the amount of 25,000 performance units. Each of the performance awards is subject to the conditions described in the award agreement entered into contemporaneously with the 2009 Kallop Employment Agreement. The 2009 Kallop Employment Agreement also provides for reimbursement of reasonable expenses incurred in the performance of Mr. Kallop’s duties, and includes provisions governing termination for death, disability, cause, without cause and change of control, which include a severance benefit of one year salary, pro rata annual incentive awards at target, and accelerated vesting of stock and performance unit grants in the event of his termination without cause prior to a change of control.
In connection with the 2009 Kallop Employment Agreement, on January 30, 2009 the Company entered into a Performance Share Award Agreement (the “ 2009 Kallop Award Agreement”) with Mr. Kallop. Under the terms of the 2009 Kallop Award Agreement, Mr. Kallop was granted 8,000 restricted share units as of the execution date of the 2009 Kallop Employment Agreement, which vest on December 31, 2009, provided that Mr. Kallop continues to be employed by the Company on that date, as well as long-term performance incentive awards for each of 2009 and 2010. The number of performance units eligible to be earned for each of these two one-year performance periods is based on target increases in the market price of the Company’s stock in the applicable performance period. The supplemental performance compensation award of 25,000 units is earned if there is a change in control of the Company as defined in the 2009 Kallop Employment Agreement.

FINANCIAL STATEMENT SCHEDULES
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NYMAGIC, INC.
Balance Sheets
(Parent Company)

	December 31,	December 31,
	2008	2007

Assets:
Cash	$10,851,532	$65,597,032
Investments	43,380,057	54,766,256

Total cash and investments	54,231,589	120,363,288
Investment in subsidiaries	179,150,176	237,489,115
Due from subsidiaries	13,531,308	18,700,906
Premiums receivable	6,099,930	—
Receivable for investments disposed	2,620,394	—
Computer software	3,133,069	—
Other assets	7,753,800	6,423,519

Total assets	$266,520,266	$382,976,828

Liabilities:
Notes payable	$100,000,000	$100,000,000
Dividend payable	671,059	815,267
Other liabilities	1,776,445	2,716,014

Total liabilities	102,447,504	103,531,281

Shareholders’ equity:
Common stock	15,742,215	15,672,090
Paid-in capital	49,539,886	47,313,015
Accumulated other comprehensive (loss) income	(2,875,317)	202,196
Retained earnings	189,702,569	296,641,235
Treasury stock	(88,036,591)	(80,382,989)

Total shareholders’ equity	164,072,762	279,445,547

Total liabilities and shareholders’ equity	$266,520,266	$382,976,828

FINANCIAL STATEMENT SCHEDULES
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NYMAGIC, INC.
Statements of Operations
(Parent Company)

	Year ended December 31,
	2008	2007	2006
Revenues:
Cash dividends from subsidiaries	$—	$15,745,000	$18,500,000
Net investment and other (loss) income	(9,086,940)	12,241,488	7,763,602

	(9,086,940)	27,986,488	26,263,602

Expenses:
General and administrative expenses	5,206,095	6,023,143	3,686,841
Interest expense	6,715,354	6,701,711	6,688,932
Income tax (benefit) expense	(4,434,736)	453,140	(608,232)

	7,486,713	13,177,994	9,767,541

(Loss) income before equity income	(16,573,653)	14,808,494	16,496,061
Equity in undistributed (loss) earning of subsidiaries	(87,761,426)	(1,436,144)	13,354,419

Net (loss) income	$(104,335,079)	$13,372,350	$29,850,480

FINANCIAL STATEMENT SCHEDULES
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NYMAGIC, INC.
Statements of Cash Flows
(Parent Company)

	Year ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(104,335,079)	$13,372,350	$29,850,480

Adjustments to net income to cash provided by operating activities:
Equity in undistributed loss (earnings) of subsidiaries	87,761,426	1,436,144	(13,354,419)
Equity in loss (earnings) of limited partnerships	226,352	(9,032,711)	(4,986,865)
(Increase) decrease in due from subsidiaries	5,169,598	2,282,876	(5,229,654)
(Increase) in premiums receivable	(6,099,930)	—	—
(Increase) decrease in other assets	(1,330,281)	634,200	(988,934)
Increase (decrease) in other liabilities	971,618	(863,124)	(124,569)

Net cash (used in) provided by operating activities	(17,636,296)	7,829,735	5,166,039

Cash flows from investing activities:
Net (purchase) sale of other investments	(1,811,776)	65,941,989	(2,326,169)
Limited partnerships sold (acquired)	12,971,623	(6,250,000)	(40,029,555)
(Increase) decrease in receivable for investments disposed	(2,620,394)	—	34,735,775
Acquisition of computer software	(3,133,069)	—	—
Investment in subsidiary	(32,500,000)	—	1,607,582

Net cash (used in) provided by investing activities	(27,093,616)	59,691,989	(6,012,367)

Cash flows in financing activities:
Proceeds from stock issuance and other	2,296,996	5,259,390	3,626,463
Cash dividends paid to stockholders	(2,747,795)	(2,852,228)	(2,465,648)
Net purchase of treasury stock	(7,653,602)	(7,121,988)	—
(Decrease) increase in payable for treasury stock purchased	(1,911,187)	1,911,187	—

Net cash (used in) provided by financing activities	(10,015,588)	(2,803,639)	1,160,815

Net (decrease) increase in cash	(54,745,500)	64,718,085	314,487

Cash at beginning of period	65,597,032	878,947	564,460

Cash at end of period	$10,851,532	$65,597,032	$878,947

The condensed financial information of NYMAGIC, INC. for the years ended December 31, 2008, 2007 and 2006 should be read in conjunction with the consolidated financial statements of NYMAGIC, INC. and subsidiaries and notes thereto.

NYMAGIC, INC.
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
(In thousands)

	Column A	Column B	Column C	Column D	Column E	Column F
					OTHER
			FUTURE POLICY		POLICY
		DEFERRED	BENEFITS,		CLAIMS
		POLICY	LOSSES		AND
		ACQUISITION	CLAIMS AND	UNEARNED	BENEFITS	PREMIUM
	SEGMENTS	COST	LOSS EXPENSES	PREMIUMS	PAYABLE	REVENUE
		(caption 7)	(caption 13-a-1)	(caption 13-a-2)	(caption 13-a-3)	(caption 1)

2008	Ocean marine	$3,948	$169,478	$27,966		$64,713
	Inland marine/Fire	227	21,057	6,396		5,710
	Other liability	10,489	239,026	49,002		96,428
	Aircraft	—	119,189	—		222

	Total	$14,664	$548,750	$83,364	$—	$167,073

2007	Ocean marine	$5,370	$197,511	$34,985		$71,637
	Inland marine/Fire	521	22,693	8,512		6,978
	Other liability	9,099	211,182	44,080		87,373
	Aircraft	—	125,149	—		108

	Total	$14,990	$556,535	$87,577	$—	$166,096

2006	Ocean marine	$5,907	$212,581	$38,760		$78,350
	Inland marine/Fire	363	26,038	9,514		7,793
	Other liability	7,102	204,600	45,376		65,402
	Aircraft	—	135,960	—		289

	Total	$13,372	$579,179	$93,650	$—	$151,834

	Column A	Column G	Column H	Column I	Column J	Column K
			BENEFITS,	AMORTIZATION
			CLAIMS,	OF
			LOSSES	DEFERRED
		NET	AND	POLICY	OTHER
		INVESTMENT	SETTLEMENT	ACQUISITION	OPERATING	PREMIUMS
	SEGMENTS	(LOSS) INCOME	EXPENSES	COSTS	EXPENSES	WRITTEN
		(caption 2)	(caption 4)

2008	Ocean marine		$21,823	$13,326		$59,200
	Inland marine/Fire		5,096	999		4,538
	Other liability		79,583	24,340		101,424
	Aircraft		3,456	5		222

	Total	$(63,503)	$109,958	$38,670	$38,612	$165,384

2007	Ocean marine		$27,723	$15,134		$68,192
	Inland marine/Fire		4,810	1,122		6,935
	Other liability		53,988	21,429		92,618
	Aircraft		3,323	10		108

	Total	$35,489	$89,844	$37,695	$36,018	$167,853

2006	Ocean marine		$31,065	$16,142		$75,243
	Inland marine/Fire		7,036	809		7,097
	Other liability		47,304	14,377		72,231
	Aircraft		731	8		289

	Total	$47,897	$86,136	$31,336	$31,401	$154,860

NYMAGIC, INC.
SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
	Balance at			Balance at
	beginning			close of
DESCRIPTION	of period	Additions	Deductions	Period

December 31, 2008 Allowance for doubtful accounts	$14,366,923	$15,647,193	$(8,331,002)	$21,683,114
December 31, 2007 Allowance for doubtful accounts	$14,151,028	$3,679,854	$(3,463,959)	$14,366,923
December 31, 2006 Allowance for doubtful accounts	$17,016,018	$2,958,349	$(5,823,339)	$14,151,028
The allowance for doubtful accounts on reinsurance receivables amounted to $21,383,114, $14,066,923 and 13,851,028 at December 31, 2008, December 31, 2007 and December 31, 2006, respectively. The allowance for doubtful accounts on premiums and other receivables amounted to $300,000 for each of the years ended December 31, 2008, December 31, 2007 and December 31, 2006.
NYMAGIC, INC.
SCHEDULE VI — SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

(In thousands)
		RESERVE FOR
	DEFERRED	UNPAID
AFFILIATION	POLICY	CLAIMS		UNEARNED	NET	NET
WITH	ACQUISITION	AND CLAIMS		PREMIUM	EARNED	INVESTMENT
REGISTRANT	COSTS	EXPENSES	DISCOUNT	RESERVE	PREMIUMS	(LOSS) INCOME

DECEMBER 31, 2008 CONSOLIDATED SUBSIDIARIES	$14,664	$548,750	$—	$83,364	$167,073	$(56,106)
DECEMBER 31, 2007 CONSOLIDATED SUBSIDIARIES	$14,990	$556,535	$—	$87,577	$166,096	$22,852
DECEMBER 31, 2006 CONSOLIDATED SUBSIDIARIES	$13,372	$579,179	$—	$93,650	$151,834	$40,204

	CLAIMS AND CLAIMS		AMORTIZATION
	EXPENSES INCURRED		OF DEFERRED
AFFILIATION	RELATED TO		POLICY	PAID CLAIMS	NET
WITH	CURRENT	PRIOR	ACQUISITION	AND CLAIMS	PREMIUMS
REGISTRANT	YEAR	YEARS	COSTS	EXPENSES	WRITTEN

DECEMBER 31, 2008 CONSOLIDATED SUBSIDIARIES	$107,276	$2,683	$38,670	$81,521	$165,384
DECEMBER 31, 2007 CONSOLIDATED SUBSIDIARIES	$103,664	$(13,820)	$37,695	$76,380	$167,853
DECEMBER 31, 2006 CONSOLIDATED SUBSIDIARIES	$93,803	$(7,667)	$31,336	$82,412	$154,860

EXHIBIT INDEX

Exhibit
Number	Description

*+10.68	Form of Indemnification Agreement by and between NYMAGIC, INC. and members of its Board of Directors, approved as of December 3, 2008.

*+10.69	Amended and Restated Voting Agreement by and among Mark W. Blackman, Lionshead Investments, LLC and Robert G. Simses, Trustee, and Mariner Partners, Inc. dated October 15, 2008.

*+10.70	Letter Agreement by and among Mariner Partners, Inc. and Mark W. Blackman, Lionshead Investments, LLC and Robert G. Simses, Trustee, and Mariner Partners, Inc. dated October 15, 2008.

*10.71	2007 financial statements of Tricadia CDO Fund, L.P.

*+10.72	Employment Agreement, dated as of April 7, 2008, by and between Glenn R. Yanoff and NYMAGIC, INC.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of KPMG LLP.

*23.2	Consent of Grant Thornton LLP.

*31.1	Certification of A. George Kallop, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of A. George Kallop, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Represents a management contract or compensatory plan or arrangement.