Form 10-Q
period 2009-03-31
NYMAGIC INC
filed 2009-05-08
CIK 847431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2009
Common Stock, $1.00 par value per share	8,422,738 shares

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

NYMAGIC, INC.
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NYMAGIC, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Investments:
Fixed maturities:
Held to maturity at amortized cost (fair value $38,010,391 and $42,329,432)	$60,380,813	$61,246,212
Available for sale at fair value (amortized cost $206,169,634 and $149,402,001)	207,087,830	144,978,426
Trading at fair value (amortized cost $15,048,511 and $22,203,883)	13,236,400	17,399,090
Equity securities — trading at fair value (cost $0 and $15,159,200)	—	11,822,620
Commercial loans at fair value (amortized cost $6,804,466 and $6,907,368)	2,593,554	2,690,317
Limited partnerships at equity (cost $85,871,127 and $98,101,553)	113,653,278	122,927,697
Short-term investments	145,781,524	110,249,779
Cash and cash equivalents	40,231,853	75,672,102

Total cash and investments	582,965,252	546,986,243

Accrued investment income	2,655,280	4,978,920
Premiums and other receivables, net	34,587,548	23,426,525
Receivable for investments disposed	10,244,257	25,415,261
Reinsurance receivables on unpaid losses, net	214,735,813	213,906,569
Reinsurance receivables on paid losses, net	23,468,952	28,429,945
Deferred policy acquisition costs	18,478,515	14,663,710
Prepaid reinsurance premiums	22,354,796	19,225,185
Deferred income taxes	31,759,889	35,514,597
Property, improvements and equipment, net	11,046,594	10,033,489
Other assets	24,893,551	23,895,902

Total assets	$977,190,447	$946,476,346

LIABILITIES
Unpaid losses and loss adjustment expenses	$552,449,162	$548,749,589
Reserve for unearned premiums	99,379,385	83,364,396
Ceded reinsurance payable	27,298,402	23,809,871
Notes payable	100,000,000	100,000,000

Dividends payable	336,670	671,059
Other liabilities	26,572,454	25,808,669

Total liabilities	806,036,073	782,403,584

SHAREHOLDERS’ EQUITY
Common stock	15,750,715	15,742,215
Paid-in capital	49,981,616	49,539,886
Accumulated other comprehensive income (loss)	614,727	(2,875,317)
Retained earnings	192,843,907	189,702,569

	259,190,965	252,109,353
Treasury stock, at cost, 7,333,977 shares	(88,036,591)	(88,036,591)

Total shareholders’ equity	171,154,374	164,072,762

Total liabilities and shareholders’ equity	$977,190,447	$946,476,346

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended March 31,
	2009	2008
Revenues:
Net premiums earned	$40,129,597	$44,904,978
Net investment income (loss)	6,551,912	(13,016,622)
Net realized investment (loss)	(416,698)	(32,247,889)
Commission and other income	5,198	59,161

Total revenues	46,270,009	(300,372)

Expenses:
Net losses and loss adjustment expenses incurred	20,682,328	26,020,614
Policy acquisition expenses	9,296,480	9,835,229
General and administrative expenses	10,044,249	8,766,454
Interest expense	1,680,213	1,676,738

Total expenses	41,703,270	46,299,035

Income (loss) before income taxes	4,566,739	(46,599,407)
Income tax provision:
Current	(786,715)	(210,318)
Deferred	1,875,451	(16,641,282)

Total income tax expense (benefit)	1,088,736	(16,851,600)

Net income (loss)	$3,478,003	$(29,747,807)

Weighted average number of shares of common stock outstanding-basic	8,411,121	8,707,275

Basic earnings (loss) per share	$.41	$(3.42)

Weighted average number of shares of common stock outstanding-diluted	8,590,238	8,707,275

Diluted earnings (loss) per share	$.40	$(3.42)

Dividends declared per share	$.04	$.08

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,
	2009	2008
Cash flows used in operating activities:
Net income (loss)	$3,478,003	$(29,747,807)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for deferred taxes	1,875,450	(16,641,282)
Net realized investment loss	416,698	32,247,889
Equity in (earnings) loss of limited partnerships	(1,212,026)	3,028,051
Net amortization from bonds and commercial loans	80,034	41,066
Depreciation and other, net	293,149	236,594
Trading portfolio activities	15,974,640	(93,809,262)
Commercial loan activities	107,619	(7,301,555)
Changes in:
Premiums and other receivables	(11,161,023)	(22,903,085)
Reinsurance receivables paid and unpaid, net	4,131,749	7,825,534
Ceded reinsurance payable	3,488,531	(183,253)
Accrued investment income	2,323,640	222,592
Deferred policy acquisition costs	(3,814,805)	(4,620,878)
Prepaid reinsurance premiums	(3,129,611)	(425,947)
Other assets	(997,649)	(433,371)
Unpaid losses and loss adjustment expenses	3,699,573	(746,867)
Reserve for unearned premiums	16,014,989	15,438,244
Other liabilities	763,785	(6,157,440)

Total adjustments	28,854,743	(94,182,970)

Net cash provided by (used in) operating activities	32,332,746	(123,930,777)

Cash flows from investing activities:
Held to maturity fixed maturities matured, repaid and redeemed	1,428,122	—
Available for sale fixed maturities acquired	(152,809,442)	—
Available for sale fixed maturities sold	95,147,313	11,230,349
Available for sale fixed maturities matured, repaid and redeemed	—	—
Capital contributed to limited partnerships	—	(15,000,000)
Distributions and redemptions from limited partnerships	10,486,447	19,180,662
Net (purchase) sale of short-term investments	(35,669,356)	—
Receivable for investments disposed and not yet settled	15,171,004	9,805,945
Acquisition of property & equipment, net	(1,306,254)	(934,403)

Net cash (used in) provided by investing activities	(67,552,166)	24,282,553

Cash flows from financing activities:
Proceeds from stock issuance and other	450,230	167,854
Cash dividends paid to stockholders	(671,059)	(701,881)
Net purchase of treasury stock	—	(466,380)
Payable for treasury stock purchased and not yet settled	—	(1,490,714)

Net cash used in financing activities	(220,829)	(2,491,121)

Net increase (decrease) in cash	(35,440,249)	(102,139,345)
Cash and cash equivalents at beginning of period	75,672,102	204,913,343

Cash and cash equivalents at end of period	$40,231,853	$102,773,998

Supplemental disclosures:
Interest paid	$3,250,031	$3,250,031
Federal income tax paid	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
Notes to Consolidated Financial Statements March 31, 2009 and 2008
(1) Basis of Presentation and Accounting Policies:
Basis of presentation
The interim consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) and are unaudited. In the opinion of management, all material adjustments necessary for a fair presentation of results have been reflected for such periods. Adjustments to financial statements consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
Reclassification
Certain accounts in the prior year’s financial statements have been reclassified to conform to the 2009 presentation.
Adoption of new accounting pronouncements
In December 2008, the FASB issued Statement of Financial Accounting No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”), which requires non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 did not have an impact on the Company’s financial condition, results of operations or liquidity.
In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral of the application of SFAS 157, Fair Value Measurements, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS 157 for non-financial assets and non-financial liabilities on January 1, 2009 and its adoption did not have an impact on the Company’s financial condition, results of operations or liquidity.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities and specifically requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The adoption of SFAS 161 did not have an impact on the Company’s financial condition, results of operations or liquidity.
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts (“SFAS 163”). SFAS 163 clarifies how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprise, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. The provisions of SFAS 163 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities, which are effective the first period (including interim periods) beginning after May 23, 2008. The adoption of SFAS 163 did not have an impact on the Company’s financial condition, results of operations or liquidity.
On June 16, 2008, the FASB issued FSP Emerging Issues Task Force Issues No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of EITF 03-6-1 did not have a material impact on the Company’s financial condition, results of operations or liquidity.
In December 2008, the FASB issued Statement of Financial Accounting No. 141(R), Business Combinations (“ SFAS 141(R)”), which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at full fair value. Under SFAS 141(R), all business combinations will be accounted for by applying the acquisition method (referred to as the purchase method in SFAS 141, Business Combinations). SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and is to be applied to business combinations occurring after the effective date. The adoption of SFAS 141(R) did not have an impact on the Company’s operations, financial position or liquidity unless an acquisition occurs after the effective date of SFAS 141(R).

NYMAGIC, INC.
Notes to Consolidated Financial Statements March 31, 2009 and 2008
(1) Basis of Presentation and Accounting Policies (continued):
Future adoption of new accounting pronouncements
In April 2009, the FASB issued FSP FAS 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB 157, Fair Value Measurements, when the volume and level of activity of the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. The Company will adopt FSP FAS 157-4 during the second quarter 2009 and has not yet determined the impact adoption will have on its results of operations, financial position or liquidity.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 115-2 and FAS 124-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities, the presentation of other-than-temporary impairment losses and increases the frequency of and expands the required disclosures about other-than-temporary impairment for debt and equity securities. The Company will adopt FSP FAS 115-2 and FAS 124-2 during the second quarter, 2009 and has not yet determined the impact adoption will have on its results of operations, financial position or liquidity.
In April 2009, the FASB issued FSP FAS 107-1 and ABP 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company has not yet determined the impact on its disclosures, if any, of adopting FSP FAS 107-1 and ABP 28-1.
In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. The FSP requires an employer to provide certain disclosures about plan assets of its defined benefit pension or other postretirement plans. The disclosures required include the investment policies and strategies of the plans, the fair value of the major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements and a description of significant concentrations of risk in plan assets. The FSP is effective for fiscal years ending after December 15, 2009. The adoption of FSP FAS 132(R)-1 will not have an impact on the Company’s operations, financial position or liquidity.

NYMAGIC, INC.
Notes to Consolidated Financial Statements March 31, 2009 and 2008
(2) Investments:
A summary of the Company’s investment components at March 31, 2009 and December 31, 2008 is presented below:

	March 31, 2009	Percent	December 31, 2008	Percent

Fixed maturities held to maturity (amortized cost):
Mortgage-backed securities	$60,380,813	10.36%	$61,246,212	11.20%

Total fixed maturities held to maturity	$60,380,813	10.36%	$61,246,212	11.20%

Fixed maturities available for sale (fair value):
U.S. Treasury securities	$40,418,176	6.93%	$40,783,969	7.46%
Municipal obligations	125,653,607	21.55%	90,483,461	16.54%
Corporate securities	41,016,047	7.04%	13,710,996	2.51%

Total fixed maturities available for sale	$207,087,830	35.52%	$144,978,426	26.51%

Fixed maturities trading (fair value):
Municipal obligations	$13,236,400	2.27%	$17,399,090	3.18%

Total fixed maturities trading	$13,236,400	2.27%	$17,399,090	3.18%

Total fixed maturities	$280,705,043	48.15%	$223,623,728	40.89%

Equity securities trading (fair value):
Preferred stock	$—	0.00%	$11,822,620	2.16%

Total equity securities	$—	0.00%	$11,822,620	2.16%

Cash and short-term investments	186,013,377	31.91%	185,921,881	33.99%

Total fixed maturities, equity securities, cash and short-term investments	$466,718,420	80.06%	$421,368,229	77.04%

Commercial loans (fair value)	2,593,554	0.44%	2,690,317	0.49%
Limited partnership hedge funds (equity)	113,653,278	19.50%	122,927,697	22.47%

Total investment portfolio	$582,965,252	100.00%	$546,986,243	100.00%
As of March 31, 2009, 97.50% of the carrying value of the Company’s fixed income and short-term investment portfolios were considered investment grade by S&P. As of March 31, 2009, the Company invested approximately $11.7 million in fixed maturities that were below investment grade.

NYMAGIC, INC.
Notes to Consolidated Financial Statements March 31, 2009 and 2008
(2) Investments (continued):
Details of the mortgage-backed securities portfolio as of March 31, 2009, including publicly available qualitative information, are presented below:

				Weighted	Average
				Average	FICO		Credit
				Loan to	Credit	Delinquency	Support	S&P	Moody’s
Security description	Issue date	Amortized cost	Fair value	Value % (1)	Score (2)	Rate (3)	Level (4)	Rating	Rating
AHMA 2006-3	7/2006	$12,168,950	$7,342,288	86.0	704	37.3	45.2	AAA	Caa1
CWALT 2005-69	11/2005	7,704,248	5,736,343	82.1	697	42.7	49.4	AAA	Ba3
CWALT 2005-76	12/2005	7,654,266	5,200,636	82.7	700	45.0	50.3	AAA	B2
RALI 2005-QO3	10/2005	7,778,661	4,801,528	82.0	705	36.7	48.4	AAA	B1
WaMu 2005-AR17	12/2005	6,608,981	4,291,127	75.3	714	23.6	51.7	AAA	A1
WaMu 2006-AR9	7/2006	9,109,824	5,234,951	75.7	730	24.6	26.8	B	Ba1
WaMu 2006-AR13	9/2006	9,355,883	5,403,518	76.4	728	22.3	27.5	AAA	B3

		$60,380,813	$38,010,391

(1)	The dollar-weighted average amortized loan-to-original value of the underlying loans at April 25, 2009.

(2)	Average original FICO of remaining borrowers in the loan pool at April 25, 2009.

(3)	The percentage of the current outstanding principal balance that is more than 60 days delinquent as of April 25, 2009. This includes loans that are in foreclosure and real estate owned.

(4)	The current credit support provided by subordinate ranking tranches within the overall security structure at April 25, 2009.
The Company has investments in residential mortgage-backed securities (“RMBS”) amounting to $60.4 million at March 31, 2009. These securities are classified as held to maturity after the Company transferred these holdings from the available for sale portfolio effective October 1, 2008. The adjusted cost basis of these securities is based on a determination of the fair value of these securities on the date they were transferred.
The fair value of each RMBS investment is determined under SFAS 157. Fair Value is determined by estimating the price at which an asset might be sold on the measurement date. There has been a considerable amount of turmoil in the U.S. housing market since 2007, which has led to market declines in such securities. Because the pricing of these investments is complex and has many variables affecting price including, projected delinquency rates, projected severity rates, estimated loan to value ratios, vintage year, subordination levels, projected prepayment speeds and expected rates of return required by prospective purchasers, the estimated price of such securities will differ among brokers depending on these facts and assumptions. While many of the inputs utilized in pricing are observable, many other inputs are unobservable and will vary depending upon the broker. During periods of market dislocation, such as the current market conditions, it is increasingly difficult to value such investments because trading becomes less frequent and/or market data becomes less observable. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods that are more complex. For example, assumptions regarding projected delinquency and severity rates have become increasingly pessimistic due to uncertainties associated with the residential real estate markets. Additionally, there are only a limited number of prospective purchasers of such securities that demand high expected returns in the current market. This has resulted in lower quotes from securities dealers, who are, themselves, reluctant to position such securities because of financing uncertainties. Accordingly, the dealer quotes used to establish fair value may not be reflective of the expected future cash flows from a security and, therefore, not reflective of its intrinsic value. Additionally, there are government sponsored programs that may affect the performance of the Company’s residential mortgage-backed securities. The Company is uncertain as to the impact these programs will have on fair value on its residential mortgage backed securities. The fair value of such securities at March 31, 2009 was approximately $38 million.

NYMAGIC, INC.
Notes to Consolidated Financial Statements March 31, 2009 and 2008
(2) Investments (continued):
The Company performs a cash flow analysis for each of these securities, which attempts to estimate the likelihood of any future impairment. While the Company does not believe there are any other-than-temporary impairments (“OTTI”) currently, future estimates may change depending upon the actual performance statistics reported for each security to the Company. This may result in future charges based upon revised estimates for delinquency rates, severity or prepayment patterns. These changes in estimates may be material. These securities are collateralized by pools of “Alt-A” mortgages, and receive priority payments from these pools. The Company’s securities rank senior to subordinated tranches of debt collateralized by each respective pool of mortgages. The Company has collected all applicable interest and principal repayments on such securities to date. As of April 25, 2009, the levels of subordination ranged from 27% to 52% of the total debt outstanding for each pool. Delinquencies within the underlying mortgage pools ranged from 22% to 45% of total amounts outstanding. In March 2008, delinquencies ranged from 3.4% to 21.2%. Delinquency rates are not the same as severity rates, or actual loss, but are an indication of the potential for losses of some degree in future periods. In each case, pool subordination levels by individual security remain in excess of pool delinquency rates as of April 25, 2009.
The Company has both the ability and the intent to hold such securities until maturity. Prior to the transfer to the held to maturity classification, the Company incurred cumulative write-downs from OTTI declines in the fair value of these securities, amounting to $40.7 million in 2008. The collection of principal repayments on these securities through March 31, 2009 resulted in approximately $545,000 in realized investment gains.
These RMBS investments, as of December 31, 2008 were rated AAA/Aaa by S&P/Moody’s. As of March 31, 2009, these securities are rated B to AAA by S&P and Caa1 to A1 by Moody’s.
The gross unrealized gains and losses on fixed maturities held to maturity and available for sale at March 31, 2009 and December 31, 2008 are as follows:

	2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value

Mortgage-backed securities held to maturity	$60,380,813	$—	$(22,370,422)	$38,010,391	$60,380,813
U.S. Treasury securities available for sale	38,894,722	1,523,454	—	40,418,176	40,418,176
Municipal obligations available for sale	126,799,975	1,061,987	(2,208,355)	125,653,607	125,653,607
Corporate securities available for sale	40,474,936	595,644	(54,533)	41,016,047	41,016,047

Totals	$266,550,446	$3,181,085	$(24,633,310)	$245,098,221	$267,468,643

	2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value

Mortgage-backed securities held to maturity	$61,246,212	$—	$(18,916,780)	$42,329,432	$61,246,212
U.S. Treasury securities available for sale	38,917,878	1,866,091	—	40,783,969	40,783,969
Municipal obligations available for sale	97,166,677	220,718	(6,903,934)	90,483,461	90,483,461
Corporate securities available for sale	13,317,446	395,344	(1,794)	13,710,996	13,710,996

Totals	$210,648,213	$2,482,153	$(25,822,508)	$187,307,858	$206,224,638

NYMAGIC, INC.
Notes to Consolidated Financial Statements March 31, 2009 and 2008
(2) Investments (continued):
Net investment income (loss) from each major category of investments for the periods indicated is as follows:

	(in millions)
	Three months ended March 31,
	2009	2008
Fixed maturities held to maturity	$0.6	$—
Fixed maturities available for sale	2.0	2.0
Trading securities	3.1	(10.8)
Commercial loans	0.1	(1.1)
Equity in earnings (loss) of limited partnerships	1.2	(3.0)
Short-term investments	0.2	1.0

Total investment income (loss)	7.2	(11.9)
Investment expenses	(0.6)	(1.1)

Net investment income(loss)	$6.6	$(13.0)

Details related to investment income (loss) from commercial loans and trading activities presented in the preceding table are as follows:

	(in millions)
	Three months ended March 31,
	2009	2008
Interest and dividends earned	$0.5	$2.6
Net realized losses	(0.3)	(2.9)
Net unrealized depreciation	3.0	(11.6)

Total investment income (loss) from commercial loans and trading activities	$3.2	$(11.9)

Proceeds from redemptions in investments held to maturity or disposals of investments available for sale for the three months ended March 31, 2009 and 2008 were $96,575,435 and $11,230,349, respectively. Gross gains of $545,363 were realized on repayments of held to maturity investments for the three months ended March 31, 2009. Gross gains of $786,025 and $148,547 and gross losses of $1,610,475 and $0 were realized on sales, maturities, repayments and/or redemptions of available for sale investments for the three months ended March 31, 2009 and 2008, respectively. The Company recorded declines in values of investments considered to be other-than-temporary of $0 and $32,396,436 for the three months ended March 31, 2009 and 2008, respectively. Substantially all of the other-than-temporary declines recorded during the first quarter of 2008 were from the residential mortgage-backed securities portfolio. The decision to write down such securities was based upon the Company’s uncertainty at March 31, 2008 that such securities would be held until the fair value decline recovered.
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
Level 1 —Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These prices generally provide the most reliable evidence and are used to measure fair value whenever available. Active markets are defined as having the following for the measured asset/liability: i) many transactions, ii) current prices, iii) price quotes not varying substantially among market makers, iv) narrow bid/ask spreads and v) most information publicly available.

NYMAGIC, INC.
Notes to Consolidated Financial Statements March 31, 2009 and 2008
(3) Fair Value Measurements (continued):
The Company’s Level 1 assets are comprised of U.S. Treasury securities, which are highly liquid and traded in active exchange markets.
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
Level 2 —Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets, non-binding quotes in markets that are not active for identical or similar assets and other market observable inputs (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.).
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
Level 3 —Fair value is based on at least one or more significant unobservable inputs that are supported by little or no market activity for the asset. These inputs reflect the Company’s understanding about the assumptions market participants would use in pricing the asset or liability.
The Company’s Level 3 assets include its RMBS(which are held to maturity) and commercial loans, as they are illiquid and trade in inactive markets. These markets are considered inactive as a result of the low level of trades of such investments.
All prices provided by primary pricing sources are reviewed for reasonableness, based on the Company’s understanding of the respective market. Prices may then be determined using valuation methodologies such as discounted cash flow models, as well as matrix pricing analyses performed on non-binding quotes from brokers or other market-makers. As of March 31, 2009, the Company utilized cash flow models, matrix pricing and non-binding broker quotes obtained from the primary pricing sources to determine the fair value of its RMBS and commercial loan investments. Because pricing of these investments is complex and has many variables affecting price including, delinquency rate, severity rate, loan to value ratios, vintage year, discount rate, subordination levels and prepayment speeds, the price of such securities will differ by broker depending on the weight given to the various inputs. While many of the inputs utilized in pricing are observable, some inputs are unobservable and the weight given these unobservable inputs will vary depending upon the broker. During periods of market dislocation, such as the current market conditions, it is increasingly difficult to value such investments because trading becomes less frequent and/or market data becomes less observable. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods that are more complex. For example, prepayment speeds and severity rates have become increasingly stressed by brokers due to market uncertainty connected with these types of investments resulting in lower quoted prices. These inputs are used in pricing models to assist the broker in determining a current price for these investments. After considering all of the relevant information at March 31, 2009, the Company adjusted the price received for two commercial loan investments. As such, because the establishment of fair valuation is significantly reliant upon unobservable inputs, the Company considers such investments to be in the Level 3 category.

NYMAGIC, INC.
Notes to Consolidated Financial Statements March 31, 2009 and 2008
(3) Fair Value Measurements (continued):
The following are the major categories of assets measured at fair value on a recurring basis for the period ended March 31, 2009, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1:
	Quoted
	Prices in	Level 2:
	Active	Significant	Level 3:
	Markets for	Other	Significant	Total at
	Identical	Observable	Unobservable	March 31,
	Assets	Inputs	Inputs	2009

Fixed maturities available for sale	$40,418,176	$166,669,654	$—	$207,087,830
Fixed maturities trading	—	13,236,400	—	13,236,400

Commercial loans	—	—	2,593,554	2,593,554

Total	$40,418,176	$179,906,054	$2,593,554	$222,917,784

The investments classified as Level 3 in the above table consist of commercial loans, for which the Company has determined that quoted market prices of similar investments are not determinative of fair value. Since the broker quotes do not reflect current market information from actual transactions, the Company has elected to deviate from quoted prices using a matrix pricing analysis. The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs during the quarter ended March 31, 2009.

	Three months ended
	March 31, 2009
	Commercial
	Loans	Total

Beginning balance	$2,690,317	$2,690,317

Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(96,763)	(96,763)
Included in other comprehensive income	—	—

Purchases, sales, maturities, repayments, redemptions and amortization	—	—

Transfers from Level 3	—	—
Transfers to Level 3

Ending balance	$2,593,554	$2,593,554

There were no investments classified as Level 3 for the period ending March 31, 2008.

NYMAGIC, INC.
Notes to Consolidated Financial Statements March 31, 2009 and 2008
(3) Fair Value Measurements (continued):
The Company elected the fair value option for approximately $8.3 million in commercial loans upon its adoption of SFAS 159 effective January 1, 2008. The adoption of SFAS 159 did not have an impact on the Company’s results of operations, financial position or liquidity. The Company utilized the fair value election under SFAS 159 for all of its $10.3 million of commercial loan purchases during the first three months of 2008. Management believes that the use of the fair value option to record commercial loan purchases was consistent with its trading objective for such investments. As such, the entire commercial loan portfolio of $2.6 million at March 31, 2009 was recorded at fair value. The amortized cost of the commercial loan portfolio at March 31, 2009 was $6.8 million. All loans are current with respect to interest payments. The Company did not utilize the fair value election under SFAS 159 for any investment purchases during the first three months of 2009.
The changes in the fair value of these debt instruments were recorded in investment income. Investment income for the three months ended March 31, 2009 reflected net realized losses from sales and repayments of $0, unrealized losses from fair value changes of $6,139 and interest income earned of $111,185. Investment income for the three months ended March 31, 2008 reflected realized losses from repayments of $0, unrealized losses from fair value changes of $1,426,934 and interest income earned of $417,977.
(4) Income Taxes:
The Company files tax returns subject to the tax regulations of federal, state and local tax authorities. A tax benefit taken in the tax return but not in the financial statements is known as an “unrecognized tax benefit.” The Company had no unrecognized tax benefits at either March 31, 2009 or March 31, 2008. The Company’s policy is to record interest and penalties related to unrecognized tax benefits to income tax expense. The Company did not incur any interest or penalties related to unrecognized tax benefits for each of the three-month periods ended March 31, 2009 and 2008.
The Company is subject to federal, state and local examinations by tax authorities for tax year 2005 and subsequent. The Company had federal, state and local deferred tax assets amounting to potential future tax benefits of approximately $31.8 million and $35.5 million at March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009, the Company has recorded a valuation allowance of $17.6 million with respect to the uncertainty in the realization of capital loss carryforwards. The Company considered various tax planning strategies to support the recoverability of existing deferred income taxes for capital loss carryforwards. This included an analysis of the timing and availability of unrealized positions in the fixed income maturity portfolio. Management believes the deferred tax asset, net of the recorded valuation allowance account, as of March 31, 2009 will more-likely-than-not be fully realized.
(5) Comprehensive Income
The Company’s comparative comprehensive income is as follows:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
	(in thousands)
Net income(loss)	$3,478	$(29,748)
Other comprehensive income (loss), net of deferred taxes:
Unrealized holding gains (losses) on securities, net of deferred tax expense (benefit) of $1,733 and $(11,219)	3,219	(20,836)
Less: reclassification adjustment for (losses) realized in net income, net of tax benefit of $(146) and $(11,287)	(271)	(20,961)

Other comprehensive income	3,490	125

Comprehensive income(loss)	$6,968	$(29,623)

NYMAGIC, INC.
Notes to Consolidated Financial Statements March 31, 2009 and 2008
(6) Common Stock Repurchase Plan:
Under the Common Stock Repurchase Plan, the Company may purchase up to $75 million of the Company’s issued and outstanding shares of common stock on the open market. During the first three months of 2008, there were 20,300 shares repurchased at a total cost of approximately $466,000. There were no repurchases of the Company’s common stock during the first three months of 2009.
(7) Earnings per share:
Reconciliations of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for each of the periods reported herein are presented below:

	Three months ended March 31,
	2009			2008
		Weighted			Weighted
		Average			Average
	Net	Shares		Net	Shares
	Income	Outstanding	Per	Loss	Outstanding	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
	(In thousands, except for per share data)
Basic EPS	$3,478	8,411	$.41	$(29,748)	8,707	$(3.42)
Effect of dilutive securities:
Equity awards and purchased options	—	179	$(.01)	—	—	—

Diluted EPS	$3,478	8,590	$.40	$(29,748)	8,707	$(3.42)
(8) Share Based Incentive Compensation Plans:
The Company maintains three share-based incentive compensation plans (the “Plans”) for employees and directors. A presentation of awards granted under the Plans at March 31, 2009 follows:
2004 Long-Term Incentive Plan:

		Weighted
		Average
		Grant Date
		Fair Value Per	Aggregate Fair
Restricted and Deferred Share Units	Number of Shares	Share	Value

Outstanding, end of period	257,233	$26.59	$3,138,241

Nonvested, end of period	136,400	$26.92	$1,664,080

As of March 31, 2009, there was approximately $2,594,000 of unrecognized compensation cost related to restricted and deferred share units, which is expected to be recognized over a remaining weighted-average vesting period of 1.1 years.

NYMAGIC, INC.
Notes to Consolidated Financial Statements March 31, 2009 and 2008
(8) Share Based Incentive Compensation Plans (continued):
1991, 2002 and 2004 Stock Option Plans:

			Weighted
		Weighted	Average
		Average	Contractual
		Exercise Price	Life	Aggregate Intrinsic
Shares Under Option	Number of Shares	Per Share	Remaining	Value

Outstanding, end of period	285,950	$15.96	3.7 years	$—

Exercisable, end of period	168,450	$15.83	3.6 years	$—
As of March 31, 2009, there was approximately $328,000 of unrecognized compensation cost related to stock options, which is expected to be recognized over a remaining weighted-average vesting period of 3.7 years.
The total compensation cost recognized in results of operations for all share-based incentive compensation awards was approximately $710,000 and $506,000 for the three months ended March 31, 2009 and 2008, respectively. The related tax benefit recognized in results of operations was approximately $248,000 and $177,000 for the three months ended March 31, 2009 and 2008, respectively.
Executive Compensation Agreements:
The Company entered into a new employment agreement with A. George Kallop, the Company’s President and Chief Executive Officer, effective January 1, 2009 through December 31, 2010 (the “Kallop Employment Agreement”). Under his new employment agreement, Mr. Kallop is entitled to an annual base salary of $525,000 and a target annual incentive award of $393,750. Mr. Kallop also received two grants of 8,000 restricted share units, which will vest on December 31, 2009 and December 31, 2010, respectively, provided that he continues to be employed by the Company on those dates; a long-term incentive award with maximum, target and threshold awards of 12,000, 6,000 and 3,000 performance units, respectively, in each of two one-year performance periods beginning on January 1, 2009 and January 1, 2010; and, a supplemental performance compensation award in the amount of 25,000 performance units. Under the long term incentive award, the number of performance units eligible to be earned for each of these two one-year performance periods is based on target increases in the market price of the Common Stock in the applicable performance period. The supplemental performance compensation award of 25,000 units is earned if there is a change in control of the Company as defined in the employment agreement. Mr. Kallop’s new employment agreement also includes provisions governing termination for death, disability, cause, without cause and change of control, which include a severance benefit of one year salary, pro rata annual incentive awards at target, and accelerated vesting of stock and performance unit grants in the event of his termination without cause prior to a change of control.
In connection with the Kallop Employment Agreement, the Company entered into a Performance Share Award Agreement (the “Kallop Award Agreement”) with Mr. Kallop on the same date. Under the terms of the Kallop Award Agreement, the aforementioned performance share units will be earned for each of the two one-year performance periods based on predetermined market price targets of the daily closing price of the Company’s common stock in each of the requisite performance periods. The performance share units award is contingent upon the satisfaction of certain market conditions relating to the fair market value of the Company’s stock. Depending on the performance of the Company’s common stock for each of the years ended December 31, 2009 and 2010 an award may be issued up to 12,000 performance share units per year upon the achievement of certain predetermined share closing price requirements. The fair value of the performance share award has been estimated as of the initial grant-date using a Monte Carlo Simulation. The inputs for expected dividends, expected volatility, expected term and risk-free interest rate used in the calculation of the grant-date fair value of this award were 1.67%, 79.6%, 3 years for 2009 performance period and 0.370% and 1.67%, 63.4%, 4 years and 0.76% for 2010 performance period, respectively. Pursuant to the completion of the 2009 and 2010 annual performance periods, performance shares for each year, will vest on the second anniversary of the last day of the applicable performance period, provided that the executive is employed by the Company on that date.

NYMAGIC, INC.
Notes to Consolidated Financial Statements March 31, 2009 and 2008
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
The financial information by segment is as follows:

	Three months ended March 31,
	2009		2008
	(in thousands)
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)

Ocean marine	$13,289	$7,024	$17,823	$7,313
Inland marine/fire	1,182	104	1,645	910
Other liability	25,686	2,762	25,359	1,136
Runoff lines (Aircraft)	(27)	261	78	(310)

Subtotal	40,130	10,151	44,905	9,049

Net investment income(loss)	6,552	6,552	(13,016)	(13,016)
Net realized investment (loss) gains	(417)	(417)	(32,248)	(32,248)
Other income	5	5	59	59
General and administrative expenses	—	(10,044)	—	(8,766)
Interest expense	—	(1,680)	—	(1,677)
Income tax benefit (expense)	—	(1,089)	—	16,851

Total	$46,270	$3,478	$(300)	$(29,748)

(10) Related Party Transactions:
The Company entered into an investment management agreement with Mariner Partners, Inc. (“Mariner”) effective October 1, 2002, which was amended and restated on December 6, 2002. Under the terms of this agreement, Mariner manages the Company’s and its subsidiaries, New York Marine And General Insurance Company’s and Gotham Insurance Company’s investment portfolios. Fees to be paid to Mariner are based on a percentage of the investment portfolios as follows: .20% of liquid assets, ..30% of fixed maturity investments and 1.25% of limited partnership (hedge fund) and equity security investments. Another of the Company’s subsidiaries, Southwest Marine and General Insurance Company, entered into an investment management agreement, the substantive terms of which are identical to those set forth above, with a subsidiary of Mariner, Mariner Investment Group, Inc. (“Mariner Group”) effective March 1, 2007. William J. Michaelcheck, a Director of the Company, is the Chairman and the beneficial owner of a substantial number of shares of Mariner. George R. Trumbull, a Director of the Company, A. George Kallop, a Director and the President and Chief Executive Officer of the Company, and William D. Shaw, Jr., Vice Chairman and a Director of the Company, are also associated with Mariner. Investment fees incurred under the agreements with Mariner were $511,922 and $879,469 for the three months ended March 31, 2009 and 2008, respectively.

NYMAGIC, INC.
Notes to Consolidated Financial Statements March 31, 2009 and 2008
(10) Related Party Transactions (continued):
On April 4, 2008, the Company renewed its consulting agreement (the “Shaw Consulting Agreement”), effective January 1, 2008, with William D. Shaw, Jr., a member of the Company’s Board of Directors and Vice Chairman, pursuant to which Mr. Shaw will provide certain consulting services to the Company relating to the Company’s asset management strategy including (i) participate in meetings with rating agencies; (ii) participate in meetings with research analysts; and (iii) certain other investor relations services. Mr. Shaw’s compensation under the Consulting Agreement was $100,000 per year, payable in four equal quarterly payments of $25,000. From January 1, 2008 through March 31, 2008, he was paid $25,000 under the Shaw Consulting Agreement. The Shaw Consulting Agreement terminated on December 31, 2008 and was not renewed for 2009.
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
The Company entered into the consulting agreement with Mr. Trumbull, a member of the Company’s Board of Directors, on June 16, 2008 (the “Trumbull Consulting Agreement”), which was made effective as of May 21, 2008. Pursuant to the terms of this agreement, Mr. Trumbull will perform consulting services in the form of providing assistance to the Company’s Chairman of the Board of Directors as he may request in connection with Board matters and to the President and Chief Executive Officer of the Company as he may request in connection with various issues that may arise in the Company’s operating and risk bearing subsidiaries. Mr. Trumbull’s compensation under the Trumbull Consulting Agreement is $100,000 per year, payable in four equal quarterly payments of $25,000 each, the first of which was paid on August 21, 2008. From January 1, 2009 through March 31, 2009, he was paid $25,000 under the Trumbull Consulting Agreement. The Company is also obligated to reimburse Mr. Trumbull for all reasonable and necessary expenses incurred in connection with the services he provides under the Trumbull Consulting Agreement. Unless extended by mutual agreement, the Trumbull Consulting Agreement terminates on May 21, 2009. The Trumbull Consulting Agreement is also subject to termination by Mr. Trumbull or the Company on 30 days prior notice. The Company may terminate the Trumbull Consulting Agreement at any time in the event Mr. Trumbull ceases to be a member of the Company’s Board of Directors. The agreement automatically terminates immediately upon the merger or consolidation of the Company into another corporation; the sale of all or substantially all of its assets; its dissolution and/or liquidation; or, the death of Mr. Trumbull.
On July 8, 2008, the Company entered into a three-year engagement agreement with Robert G. Simses, the Company’s current Chairman of the Board of Directors (the “Simses Engagement Agreement”), effective May 21, 2008 through May 21, 2011. Under the terms of the Simses Engagement Agreement, Mr. Simses is entitled to an annual retainer, payable quarterly, beginning on August 21, 2008, of not less than $150,000, subject to review for increase at the discretion of the Human Resource Committee of the Board of Directors. From January 1, 2009 through March 31, 2009 Mr. Simses was paid $37,500 under the Simses Engagement Agreement. Mr. Simses is also entitled to receive a grant of 30,000 restricted share units as of the effective date of the agreement. These shares vest ratably over the term of the agreement, beginning on May 21, 2009. The Simses Engagement Agreement also provides for reimbursement of reasonable expenses incurred in the performance of Mr. Simses’ duties, and includes provisions governing termination for death, disability, cause, without cause and change of control, which includes payment through the end of the term of the agreement and accelerated vesting of stock unit grants in the event of his termination without cause, for good cause or upon a change of control.

NYMAGIC, INC.
Notes to Consolidated Financial Statements March 31, 2009 and 2008
(10) Related Party Transactions (continued):
In 2003, the Company acquired a 100% interest in a limited partnership hedge fund, Mariner Tiptree (CDO) Fund I, L.P. (“Tiptree”), subsequently known as Tricadia CDO Fund, L.P. (“Tricadia”) and since June 2008 known as Altrion Capital, L.P. (“Altrion”). Altrion was originally established to invest in collateralized debt obligation (“CDO”) securities, commercial loan obligation (“CLO”) securities, credit related structured (“CRS”) securities and other structured products, as well as commercial loans, that are arranged, managed or advised by a Mariner affiliated company. In 2003, the Company made an investment of $11.0 million in Altrion. Additional investments of $4.65 million, $2.7 million and $6.25 million were made in 2004, in 2005 and 2007, respectively. On August 18, 2006, the Company entered into an Amended and Restated Limited Partnership Agreement, effective August 1, 2006, with Tricadia Capital, LLC (“Tricadia Capital”), the general partner, and the limited partners named therein (the “Amended Agreement”), to amend and restate the existing Limited Partnership Agreement of Mariner Tiptree (CDO) Fund I, L.P. entered into in 2003 (the “Original Agreement”).
The Company was previously committed to providing an additional $15.4 million, or a total of approximately $40 million, in capital to Altrion by August 1, 2008. Altrion, however, waived its right to require the Company to contribute its additional capital commitment of $15.4 million and accordingly, the Company’s obligation to make such capital contribution has expired. In addition, the Company withdrew $10 million of its capital from Altrion during July 2008. Withdrawals require one year’s prior written notice to the hedge fund manager. The Company has submitted a redemption notice to Altrion for the full value estimated at $34 million, which will be effective December 31, 2009. The Company is uncertain as to whether cash and/or securities will be received as payment of the redemption proceeds.
Under the provisions of both the Original Agreement and the Amended Agreement, the Mariner affiliated company was entitled to 50% of the net profit realized upon the sale of certain investments held by the Company.
Investment expenses incurred under the Amended Agreement for the three months ended March 31, 2009 and 2008 amounted to $0 and $133,607, respectively. These amounts were based upon the fair value of certain investments held as of March 31, 2009 and 2008, respectively, as well as certain investments sold during the three months ended March 31, 2009 and 2008, respectively. The limited partnership agreements also provide for other fees payable to the manager based upon the operations of the hedge fund. There were no other fees incurred for the three months ended March 31, 2009 and 2008, respectively. The Company is the only limited partner in Altrion and reports its investment using the equity method of accounting. The amounts reported in the balance sheet caption “Limited partnerships” related to Altrion at March 31, 2009 and 2008 were $34 million and $42.8 million, respectively.
As of March 31, 2009, the Company held approximately $62.6 million in limited partnership and limited liability company interests in hedge funds, which are directly or indirectly managed by Mariner.
(11) Legal Proceedings:
The Company previously entered into reinsurance contracts with a reinsurer that is now in liquidation. On October 23, 2003, the Company was served with a Notice to Defend and a Complaint by the Insurance Commissioner of the Commonwealth of Pennsylvania, who is the liquidator of this reinsurer, alleging that approximately $3 million in reinsurance claims paid to the Company in 2000 and 2001 by the reinsurer are voidable preferences and are therefore subject to recovery by the liquidator. The claim was subsequently revised by the liquidator to approximately $2 million. The Company filed Preliminary Objections to Plaintiff’s Complaint, denying that the payments are voidable preferences and asserting affirmative defenses. These Preliminary Objections were overruled on May 24, 2005 and the Company filed its Answer in the proceedings on June 15, 2005. On December 7, 2006 the liquidator filed a motion of summary judgment to which the Company responded on December 19, 2006 by moving for a stay, pending the resolution of a similar case currently pending before the Supreme Court of the Commonwealth of Pennsylvania. As of May 1, 2009, the Supreme Court of the Commonwealth of Pennsylvania has issued a ruling in the similar case that supports the Company’s position, but there has been no ruling on the Company’s position, and no trial date has been set for this matter. The Company intends to defend itself vigorously in connection with this lawsuit, and the Company believes it has strong defenses against these claims; however, there can be no assurance as to the outcome of this litigation.

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
Results of Operations
The Company reported net income for the first quarter ended March 31, 2009 of $3.5 million, or $.40 per share, compared with a net loss of $29.7 million, or $3.42 per diluted share, for the first quarter of 2008. The increase in results of operations for the first quarter of 2009 when compared to the same period of 2008 was primarily attributable to stronger investment results from trading activities and limited partnership income. For the three months ended March 31, 2008 the Company recorded after tax other-than-temporary write downs of $21.0 million from residential mortgage backed securities and losses from limited partnerships and trading portfolio.
Shareholders’ equity increased to $171.2 million as of March 31, 2009 compared to $164.1 million as of December 31, 2008. The increase was primarily attributable to net income for the period and increases in other comprehensive income.
The Company’s gross premiums written, net premiums written and net premiums earned decreased by 6%, 12% and 11%, respectively, for the three months ended March 31, 2009, when compared to the same period of 2008.
Premiums for each segment were as follows:
NYMAGIC Gross Premiums Written By Segment

	Three months ended March 31,
	2009	2008	Change
	(dollars in thousands)
Ocean marine	$20,084	$22,241	(10)%
Inland marine/fire	6,196	3,568	74%
Other liability	41,300	45,774	(10)%

Subtotal	67,580	71,583	(6)%
Runoff lines (Aircraft)	84	45	NM

Total	$67,664	$71,628	(6)%

NYMAGIC Net Premiums Written By Segment

	Three months ended March 31,
	2009	2008	Change
	(dollars in thousands)
Ocean marine	$14,218	$17,554	(19)%
Inland marine/fire	1,907	1,241	54%
Other liability	36,916	41,044	(10)%

Subtotal	53,041	59,839	(11)%
Runoff lines (Aircraft)	(26)	78	NM

Total	$53,015	$59,917	(12)%

NYMAGIC Net Premiums Earned By Segment

	Three months ended March 31,
	2009	2008	Change
	(dollars in thousands)
Ocean marine	$13,289	$17,823	(25)%
Inland marine/fire	1,182	1,645	(28)%
Other liability	25,686	25,359	1%

Subtotal	40,157	44,827	(10)%
Runoff lines (Aircraft)	(27)	78	NM

Total	$40,130	$44,905	(11)%

Ocean marine gross premiums written for the three months ended March 31, 2009 decreased by 10%, primarily reflecting reduced volume in the cargo class. The first quarter of 2008 reflected $3.0 million in gross cargo premiums arising from one of the Company’s program management agreements which was terminated at the end of 2007. This compared to no premiums in the same period of 2009. Excluding the decline in cargo premiums, increases were recorded in other ocean marine classes largely due to additional production in the marine liability class and firmer rates in the energy classes. Rates in the other ocean marine classes were slightly down when compared to the prior year’s comparable period.
Ocean marine net premiums written and net premiums earned for the three months ended March 31, 2009 decreased by 19% and 25% respectively, when compared to the same period of 2008. Net written and earned premiums for three months ended March 31, 2009 largely reflected the decline in gross cargo premiums written in addition to declines in hull business earned over the past year.
Effective January 1, 2009, the Company maintained its $5 million per risk net loss retention in the ocean marine line that was in existence during 2008. In addition, the Company’s net retention could be as low as $1 million for certain classes within ocean marine. The 80% quota share reinsurance protection for energy business, which commenced in 2006, also remains in effect for 2009 and the net retention from losses arising from energy business is subject to inclusion within the ocean marine reinsurance program.
Inland marine/fire gross premiums written and net premiums written increased by 74% and 54% for the three months ended March 31, 2009 when compared to the same period of 2008. Net premiums earned for the three months ended March 31, 2009 decreased by 28%. Gross premiums written in the first three months of 2008 reflect increases in production largely relating to two property risks written on a nation wide basis. Partially offsetting this increase were declines in production in certain surety business largely resulting from lower construction activity. Premiums reflect mildly lower market rates when compared to the prior year. The decrease in net premiums earned reflected decreases in surety, inland marine and fire premium production from the prior year.
Other liability gross premiums written and net premiums written each decreased 10%, respectively, for the three months ended March 31, 2009 when compared to the same period in 2008. Net premiums earned for the three months ended March 31, 2009 increased by 1% when compared to the same period in 2008. The decrease in premiums written is primarily due to declines in the excess workers’ compensation, contractors’ liability and commercial auto premiums that were largely the result of declines in production largely as a result of reduced construction and commercial activities.
The Company writes excess workers’ compensation insurance on behalf of certain self-insured workers’ compensation trusts. Gross and net premiums written in the excess workers’ compensation class decreased to $21.6 million and $20.1 million, respectively, in the first three months of 2009 from $24.8 million and $23.0 million, respectively, in the same period of 2008.
Net losses and loss adjustment expenses incurred as a percentage of net premiums earned (the loss ratio) was 51.5% for the three months ended March 31, 2009 as compared to 57.9% for the same period of 2008. The lower loss ratio in 2009 was partly attributable to a lower current accident year loss ratio in the ocean marine and other liability lines of business and partly attributable to larger amounts of favorable reserve development. The lower ocean marine loss ratio was due in part to the non-renewal of certain unprofitable hull business. The lower other liability loss ratio was due in part to lower loss estimates used for contractors liability business. Partially offsetting this was a higher loss ratio in the inland marine/fire segment as the prior year’s first quarter reflected larger amounts of favorable loss reserve development.

The Company reported favorable development of prior year loss reserves of $3.1 million and $1.0 million during the first three months of 2009 and 2008, respectively, as a result of favorable reported loss trends arising from the ocean marine and other liability lines of business in 2009 and favorable reported loss trends in the inland marine and ocean marine lines of business in 2008. Partially offsetting the overall redundancy in 2008 was approximately $400,000 of adverse development in the aviation line.
Policy acquisition costs as a percentage of net premiums earned (the acquisition cost ratio) for the three months ended March 31, 2009 and March 31, 2008 were 23.2% and 21.9%, respectively. The slightly lower 2008 ratio is due in part to lower acquisition cost ratios in the ocean marine line and other liability line of business, largely resulting from the impact of lower excess of loss reinsurance costs on the acquisition cost ratio.
General and administrative expenses increased by 14.6% for the three months ended March 31, 2009 when compared to the same period of 2008. Larger expenses were incurred in 2009 to service the growth in the Company’s business operations, including increased staffing from MMO Agencies personnel as well as computer system implementation expenditures.
The Company’s combined ratio (the loss ratio, the acquisition cost ratio and general and administrative expenses divided by net premiums earned) was 99.7% for the three months ended March 31, 2009 as compared with 99.4% for the same period of 2008.
Interest expense of $1.7 million for the three months ended March 31, 2009 was comparable to the same period of 2008.
Net investment income(loss) for the three months ended March 31, 2009 was $6.6 million as compared to $(13.0) million for the same period of 2008. Net investment income in 2009 reflected increases in income in trading, limited partnerships and commercial loan portfolios. The net investment (loss) in 2008 reflected trading portfolio losses and losses from limited partnerships. Trading portfolio losses of ($10.8) million resulted primarily from the fair value changes in municipal obligations ($2.7) million, preferred stocks ($2.2) million, economic hedged positions ($4.0) million and exchange traded funds ($1.9) million. Income from our investment in Altrion was $0.1 million and $0.2 million for the first quarter of 2009 and 2008, respectively. Limited partnership income for the first quarter of 2009 increased from the prior year’s first quarter as a result of higher returns amounting to 1.0% as compared to (1.6%) for the same period of 2008. For the first quarter of 2009, fixed income hedge fund strategies reported higher returns than the prior year’s comparable period.
Investment income (loss) , net of investment fees, from each major category of investments was as follows:

	Three months ended
	March 31,
	2009	2008
	(in millions)
Fixed maturities, held to maturity	$0.6	$—
Fixed maturities, available for sale	2.0	2.0
Fixed maturities, trading securities	3.1	(10.8)
Short-term investments	0.2	1.0
Equity in earnings of limited partnerships	1.2	(3.0)
Commercial loans	0.1	(1.1)

Total investment income (loss)	7.2	(11.9)
Investment expenses	(0.6)	(1.1)

Net investment income (loss)	$6.6	$(13.0)

As of March 31, 2009 and March 31, 2008 investments in limited partnerships amounted to approximately $113.7 million and $181.1 million, respectively. The equity method of accounting is used to account for the Company’s limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership hedge fund to results of operations.

As of March 31, 2009 and March 31, 2008 investments in the trading and commercial loan portfolios collectively amounted to approximately $15.8 million and $126.3 million, respectively. Net investment income (loss) for the three months ended March 31, 2009 and 2008 reflected approximately $3.2 million and ($11.9) million, respectively, derived from combined trading portfolio and commercial loan activities before investment expenses. These activities primarily include the trading of commercial loans, municipal obligations, preferred stocks and exchange traded funds. The Company’s trading and commercial loan portfolios are marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of trading and commercial loan investments are also recognized in net investment income.
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
Commission and other income decreased to $5,000 for the three months ended March 31, 2009 from $59,000 for the same period in the prior year.
Net realized investment losses were $417,000 for the three months ended March 31, 2009 as compared to net realized investment losses of $32.2 million for the same period in the prior year. Net realized investment losses in 2009 reflect losses from the sales of municipal bonds that were partially offset by realized gains of $545,000. Net realized investment losses for the three months ended March 31, 2008 include write-downs from other-than-temporary declines in the fair value of securities amounting to $32.4 million. There were no write-downs of investment balances during the three months ended March 31, 2009. The write downs in 2008 was primarily attributable to the decline in the fair value of “super senior” residential mortgage backed securities held by the Company. The Company has collected all applicable interest and principal repayments on such securities to date. The decision to write down such securities as of March 31, 2008 was based upon the uncertainty that we may not hold such securities until the fair value decline is recovered.
Total income tax expense (benefit) amounted to $1.0 million and ($16.9) million, respectively, for the three months ended March 31, 2009 and 2008, respectively. Total income tax expense or benefit as a percentage of income or (loss) before taxes was 23.8% and 36.2% for the three months ended March 31, 2009 and 2008, respectively. The lower percentage in 2009 was largely attributable to greater investments in tax exempt municipal bonds.
Liquidity and Capital Resources
Cash and total investments increased from $547.0 million at December 31, 2008 to $583.0 million at March 31, 2009, principally as a result of the fair value increases of its investments and favorable cash flows from operations. The level of cash and short-term investments of $186.0 million at March 31, 2009 reflected the Company’s high liquidity position.
Cash flows provided by operating activities were $32.3 million for the three months ended March 31, 2009 as compared to cash flows used in operating activities of $123.9 million for the same period in 2008. Trading portfolio and commercial loan activities of $16.0 million favorably affected cash flows for the three months ended March 31, 2009 while such activities adversely affected cash flows by $101.1 million for the three months ended March 31, 2008. Trading portfolio activities include the purchase and sale of preferred stocks, municipal bonds and exchange traded funds. Commercial loan activities include the purchase and sale of middle market loans made to commercial companies. As the Company’s trading and commercial loan portfolio balances may fluctuate significantly from period to period, cash flows from operating activities may also be significantly impacted by such activities. Contributing to an increase in operating cash flows, other than trading and commercial loan activities, during the first quarter of 2009 was the collection of premiums and reinsurance recoverable balances. Contributing to a reduction in operating cash flows, other than trading and commercial loan activities, during the first quarter of 2008 was the payment of gross losses in the ocean marine line of business for hurricane losses in 2005, substantially all of which were reinsured and to be collected from reinsurers in subsequent periods.
Cash flows used in investing activities were $67.6 million for the three months ended March 31, 2009 as compared to cash flows provided by investing activities of $24.3 million for the three months ended March 31, 2008. The cash flows for the three months ended March 31, 2009 were adversely impacted by the net purchase of fixed maturity available for sale investments. Contributing to cash flows from investing activities for the three months ended March 31, 2008 were the net sale of fixed maturity available for sale investments.
Cash flows used in financing activities were $221,000 and $2.5 million for the three months ended March 31, 2009 and 2008, respectively. In 2008, a substantial portion of the use of cash flows was attributable to the repurchase of the Company’s common stock.
On March 10, 2009, the Company declared a dividend to shareholders of four (4) cents per share amounting to $337,000, payable on April 7, 2009 to shareholders of record on March 31, 2009. On March 6, 2008, the Company declared a dividend of eight (8) cents per share amounting to $697,000 to shareholders of record on March 31, 2008, payable on April 3, 2008.

New York Marine and Gotham did not declare any ordinary dividends to the Company during the first three months of 2009 and 2008, respectively.
Under the NYMAGIC, INC. Amended and Restated 2004 Long-Term Incentive Plan (the “LTIP”), the Company granted 8,000 restricted share units, and up to 49,000 performance share units and 100,000 stock options to the President and Chief Executive Officer during the three months ended March 31, 2009. The market price per share and option price per share on the grant date of the stock option were $9.88 and $15.00 per share, respectively. During the three months ended March 31, 2008, 8,000 and 5,000 restricted share units were granted to the President and Chief Executive Officer and the former Chairman of the Board of Directors, respectively.
Under the NYMAGIC, INC. non-qualified 2002 Stock Option Plan, 10,000 stock options were awarded to a Director during the three months ended March 31, 2008.
Under the Common Stock Repurchase Plan, the Company may purchase up to $75 million of the Company’s issued and outstanding shares of common stock on the open market. During the first three months of 2008, there were 20,300 shares repurchased at a total cost of approximately $466,000. There were no repurchases of the Company’s common stock during the first three months of 2009.
Premiums and other receivables, net increased to $34.6 million as of March 31, 2009 from $23.4 million as of December 31, 2008, primarily as a result of excess workers’ compensation gross writings, which are substantially written during the first quarter of the calendar year.
Deferred income taxes at March 31, 2009 decreased to $31.8 million from $35.5 million at December 31, 2008, primarily due to reductions in deferred tax benefits arising from the increase in the fair value of investments. Management believes the Company’s total deferred tax asset, net of the recorded valuation allowance account, as of March 31, 2009 will more-likely-than-not be fully realized.
Reserve for unearned premiums increased to $99.4 million as of March 31, 2009 from $83.4 million as of December 31, 2008, primarily as a result of excess workers’ compensation gross writings, which are substantially written during the first quarter of the calendar year.
Reinsurance receivables on paid balances, net at March 31, 2009, decreased to $23.5 million from $28.4 million at December 31, 2008 largely as a result of the collection of reinsurance balances on gross losses paid on prior year hurricane claims.
Property, improvements and equipment, net at March 31, 2009, increased to $11.0 million from $10.0 million at December 31, 2008 largely as a result of capitalized expenditures relating to information technology infrastructure initiatives.
Other assets at March 31, 2009 increased to $24.9 million from $23.9 million at December 31, 2008 largely as a result of an increase in federal income tax recoverables.
Reinsurance payable at March 31, 2009 increased to $27.3 million from $23.8 million at December 31, 2008 primarily due to the timing of payments of certain reinsurance expense.

Investments
A summary of the Company’s investment components at March 31, 2009 and December 31, 2008 is presented below:

	March 31, 2009	Percent	December 31, 2008	Percent

Fixed maturities held to maturity (amortized cost):
Mortgage-backed securities	$60,380,813	10.36%	$61,246,212	11.20%

Total fixed maturities held to maturity	$60,380,813	10.36%	$61,246,212	11.20%

Fixed maturities available for sale (fair value):
U.S. Treasury securities	$40,418,176	6.93%	$40,783,969	7.46%
Municipal obligations	125,653,607	21.55%	90,483,461	16.54%
Corporate securities	41,016,047	7.04%	13,710,996	2.51%

Total fixed maturities available for sale	$207,087,830	35.52%	$144,978,426	26.51%

Fixed maturities trading (fair value):
Municipal obligations	$13,236,400	2.27%	$17,399,090	3.18%

Total fixed maturities trading	$13,236,400	2.27%	$17,399,090	3.18%

Total fixed maturities	$280,705,043	48.15%	$223,623,728	40.89%

Equity securities trading (fair value):
Preferred stock	$—	0.00%	$11,822,620	2.16%

Total equity securities	$—	0.00%	$11,822,620	2.16%

Cash and short-term investments	186,013,377	31.91%	185,921,881	33.99%

Total fixed maturities, equity securities, cash and short-term investments	$466,718,420	80.06%	$421,368,229	77.04%

Commercial loans (fair value)	2,593,554	0.44%	2,690,317	0.49%
Limited partnership hedge funds (equity)	113,653,278	19.50%	122,927,697	22.47%

Total investment portfolio	$582,965,252	100.00%	$546,986,243	100.00%

As of March 31, 2009, 97.50% of the carrying value of the Company’s fixed income and short-term investment portfolios were considered investment grade by S&P. As of March 31, 2009, the Company invested approximately $11.7 million in fixed maturities that were below investment grade.

Details of the mortgage-backed securities portfolio as of March 31, 2009, including publicly available qualitative information, are presented below:

				Weighted	Average
				Average	FICO		Credit
				Loan to	Credit	Delinquency	Support	S&P	Moody’s
Security description	Issue date	Amortized cost	Fair value	Value % (1)	Score (2)	Rate (3)	Level (4)	Rating	Rating
AHMA 2006-3	7/2006	$12,168,950	$7,342,288	86.0	704	37.3	45.2	AAA	Caa1
CWALT 2005-69	11/2005	7,704,248	5,736,343	82.1	697	42.7	49.4	AAA	Ba3
CWALT 2005-76	12/2005	7,654,266	5,200,636	82.7	700	45.0	50.3	AAA	B2
RALI 2005-QO3	10/2005	7,778,661	4,801,528	82.0	705	36.7	48.4	AAA	B1
WaMu 2005-AR17	12/2005	6,608,981	4,291,127	75.3	714	23.6	51.7	AAA	A1
WaMu 2006-AR9	7/2006	9,109,824	5,234,951	75.7	730	24.6	26.8	B	Ba1
WaMu 2006-AR13	9/2006	9,355,883	5,403,518	76.4	728	22.3	27.5	AAA	B3

		$60,380,813	$38,010,391

(1)	The dollar-weighted average amortized loan-to-original value of the underlying loans at April 25, 2009.

(2)	Average original FICO of remaining borrowers in the loan pool at April 25, 2009.

(3)	The percentage of the current outstanding principal balance that is more than 60 days delinquent as of April 25, 2009. This includes loans that are in foreclosure and real estate owned.

(4)	The current credit support provided by subordinate ranking tranches within the overall security structure at April 25, 2009.
The Company has investments in residential mortgage-backed securities (“RMBS”) amounting to $60.4 million at March 31, 2009. These securities are classified as held to maturity after the Company transferred these holdings from the available for sale portfolio effective October 1, 2008. The adjusted cost basis of these securities is based on a determination of the fair value of these securities on the date they were transferred.
The fair value of each RMBS investment is determined under SFAS 157. fair value is determined by estimating the price at which an asset might be sold on the measurement date. There has been a considerable amount of turmoil in the U.S. housing market in 2007, 2008 and 2009, which has led to market declines in such securities. Because the pricing of these investments is complex and has many variables affecting price including, projected delinquency rates, projected severity rates, estimated loan to value ratios, vintage year, subordination levels, projected prepayment speeds and expected rates of return required by prospective purchasers, the estimated price of such securities will differ among brokers depending on these facts and assumptions. While many of the inputs utilized in pricing are observable, many other inputs are unobservable and will vary depending upon the broker. During periods of market dislocation, such as the current market conditions, it is increasingly difficult to value such investments because trading becomes less frequent and/or market data becomes less observable. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods that are more complex. For example, assumptions regarding projected delinquency and severity rates have become increasingly pessimistic due to uncertainties associated with the residential real estate markets. Additionally, there are only a limited number of prospective purchasers of such securities that demand high expected returns in the current market. This has resulted in lower quotes from securities dealers, who are, themselves, reluctant to position such securities because of financing uncertainties. Accordingly, the dealer quotes used to establish fair value may not be reflective of the expected future cash flows from a security and, therefore, not reflective of its intrinsic value. Additionally, there are government sponsored programs that may affect the performance of the Company’s residential mortgage-backed securities. The Company is uncertain as to the impact these programs will have on fair value on its residential mortgage backed securities. The fair value of such securities at March 31, 2009 was approximately $38 million.

The Company performs a cash flow analysis for each of these securities, which attempts to estimate the likelihood of any future impairment. While the Company does not believe there are any other-than-temporary impairments (“OTTI”) currently, future estimates may change depending upon the actual performance statistics reported for each security to the Company. This may result in future charges based upon revised estimates for delinquency rates, severity or prepayment patterns. These changes in estimates may be material. These securities are collateralized by pools of “Alt-A” mortgages, and receive priority payments from these pools. The Company’s securities rank senior to subordinated tranches of debt collateralized by each respective pool of mortgages. The Company has collected all applicable interest and principal repayments on such securities to date. As of April 25, 2009, the levels of subordination ranged from 26.8% to 51.7% of the total debt outstanding for each pool. Delinquencies within the underlying mortgage pools ranged from 22.3% to 45.0% of total amounts outstanding. In March 2008, delinquencies ranged from 3.4% to 21.2%. Delinquency rates are not the same as severity rates, or actual loss, but are an indication of the potential for losses of some degree in future periods. In each case, pool subordination levels by individual security remain in excess of pool delinquency rates as of April 25, 2009.
The Company has both the ability and the intent to hold such securities until maturity. Prior to the transfer to the held to maturity classification, the Company incurred cumulative write-downs from OTTI declines in the fair value of these securities, amounting to $40.7 million in 2008. The collection of principal repayments on these securities through March 31, 2009 resulted in approximately $545,000 in realized investment gains.
These RMBS investments, as of December 31, 2008, were rated AAA/Aaa by S&P/Moody’s. As of March 31, 2009, these securities are rated B to AAA by S&P and Caa1 to A1 by Moody’s.
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
Level 1 —Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These prices generally provide the most reliable evidence and are used to measure fair value whenever available. Active markets are defined as having the following for the measured asset/liability: i) many transactions, ii) current prices, iii) price quotes not varying substantially among market makers, iv) narrow bid/ask spreads and v) most information publicly available.
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
Level 2 —Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset, either directly or indirectly, for substantially the full term of the asset through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets, non-binding quotes in markets that are not active for identical or similar assets and other market observable inputs (e.g., interest rates, yield curves, prepayment speeds, default rates and loss severities).
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
Level 3 —Fair value is based on at least one or more significant unobservable inputs that are supported by little or no market activity for the asset. These inputs reflect the Company’s understanding about the assumptions market participants would use in pricing the asset or liability.
The Company’s Level 3 assets include its RMBS and commercial loans, as they are illiquid and trade in inactive markets. These markets are considered inactive as a result of the low level of trades of such investments.
All prices provided by primary pricing sources are reviewed for reasonableness, based on the Company’s understanding of the respective market. Prices may then be determined using valuation methodologies such as discounted cash flow models, as well as matrix pricing analyses performed on non-binding quotes from brokers or other market-makers. As of March 31, 2009, the Company utilized cash flow models, matrix pricing and non-binding broker quotes obtained from the primary pricing sources to evaluate the fair value of its RMBS and commercial loan investments. Because pricing of these investments is complex and has many variables affecting price including, delinquency rate, severity rate, loan to value ratios, vintage year, discount rate, subordination levels and prepayment speeds, the price of such securities will differ by broker depending on the weight given to the various inputs. While many of the inputs utilized in pricing are observable, some inputs are unobservable and the weight given these unobservable inputs will vary depending upon the broker. During periods of market dislocation, such as the current market conditions, it is increasingly difficult to value such investments because trading becomes less frequent and/or market data becomes less observable. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods that are more complex. For example, prepayment speeds and severity rates have become increasingly stressed by brokers due to market uncertainty connected with these types of investments resulting in lower quoted prices. These inputs are used in pricing models to assist the broker in determining a current price for these investments. After considering all of the relevant information at March 31, 2009, the Company adjusted the price received for two of its commercial loan investments. As such, because the establishment of fair valuation is significantly reliant upon unobservable inputs, the Company considers such investments to be in the Level 3 category.
The Company maintains cash and short-term investments of $186.0 million at March 31, 2009, which is more than adequate to meet its immediate liquidity requirements.
Unpaid losses and loss adjustment expenses
Unpaid losses and loss adjustment expenses for each segment were as follows:

	March 31, 2009		December 31, 2008
	Gross	Net	Gross	Net
	(in thousands)		(in thousands)
Ocean marine	$163,985	$96,457	$169,478	$101,830
Inland marine/fire	22,762	9,513	21,057	8,971
Other liability	245,749	206,259	239,026	197,658
Runoff lines (Aircraft)	119,953	25,484	119,189	26,384

Total	$552,449	$337,713	$548,750	$334,843

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
As the Company increases its production in its other liability lines of business, its reported loss reserves from period to period may vary depending upon the long tail, short tail and product mix within this segment. Our professional liability class, for example, is written on a claims-made basis, but other sources of recent production, such as excess workers’ compensation, are derived from liability classes written on an occurrence basis. Therefore, the overall level of loss reserves reported by the Company at the end of any reporting period may vary as a function of the level of writings achieved in each of these classes.
The process of establishing reserves for claims involves uncertainties and requires the use of informed estimates and judgments. Our estimates and judgments may be revised as claims develop and as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. The Company realized $3.1 million in favorable development for the three months ended March 31, 2009 as a result of favorable reported loss trends arising from the ocean marine and other liability lines of business. The Company recorded losses in 2008 from its exposure to offshore oil rigs, cargo interests and property as a result of hurricanes Gustav and Ike. The ultimate gross and net losses resulting from these catastrophes, as well as the reinsurance recoveries attributable to them and applicable reinstatement premium costs, are based upon the Company’s best estimate derived from an evaluation of claims notices received and a review of historic loss development. The low frequency and high severity of the risks we insure make it difficult to assess the adequacy of such loss reserves. As such, the Company’s ultimate liability may change from the amount provided currently. If these reserves or reinstatement premium costs are insufficient to cover our actual losses and loss adjustment expenses, we would have to augment our liabilities and incur a charge to our earnings. These charges could be material. Other than specifically disclosed herein, there were no significant changes in assumptions made in the evaluation of loss reserves during 2009.
Off-Balance Sheet Arrangement
The Company has no off-balance sheet arrangements.
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

The Company maintains reserves for the future payment of losses and loss adjustment expenses with respect to both case (reported) and IBNR (incurred but not reported) losses under insurance policies issued by the Company. IBNR losses are those losses, based upon historical experience, industry loss data and underwriter expectations, that the Company estimates will be reported under these policies. Case loss reserves are determined by evaluating reported claims on the basis of the type of loss involved, knowledge of the circumstances surrounding the claim and the policy provisions relating to the type of loss. Case reserves can be difficult to estimate depending upon the class of business, claim complexity, judicial interpretations and legislative changes that affect the estimation process. Case reserves are reviewed and monitored on a regular basis, which may result in changes (favorable or unfavorable) to the initial estimate until the claim is ultimately paid and settled. Unpaid losses with respect to asbestos/environmental risks are difficult for management to estimate and require considerable judgment due to the uncertainty regarding the significant issues surrounding such claims. Unpaid losses with respect to catastrophe losses, such as hurricanes Katrina and Rita that occurred in 2005 and hurricanes Ike and Gustav in 2008, are also difficult to estimate due to the high severity of the risks we insure. Unpaid losses and loss adjustment expenses amounted to $552.4 million and $548.7 million at March 31, 2009 and December 31, 2008, respectively. Unpaid losses and loss adjustment expenses, net of reinsurance amounted to $337.7 million and $334.8 million at March 31, 2009 and December 31, 2008, respectively. Management continually reviews and updates the estimates for unpaid losses, and any changes resulting therefrom are reflected in operating results currently. The potential for future adverse or favorable loss development is highly uncertain and subject to a variety of factors including, but not limited to, court decisions, legislative actions and inflation.
The allowance for doubtful accounts is based on management’s review of amounts due from insolvent or financially impaired companies. Allowances are estimated for both premium receivables and reinsurance receivables. Management continually reviews and updates such estimates for any changes in the financial status of companies. The allowance for doubtful accounts for both premiums and reinsurance receivables amounted to $19.4 million and $21.7 million at March 31, 2009 and December 31, 2008, respectively. The decrease in the allowance was primarily the result of the settlement of disputed balances with reinsurers and the reevaluation of the remaining reserve for doubtful accounts.
Impairment of investments, included in realized investment gains or losses, results from declines in the fair value of investments which are considered by management to be other-than-temporary. Management reviews investments for impairment based upon specific criteria that include the duration and extent of declines in fair value of the security below its cost or amortized cost. The Company performs a qualitative and quantitative review of all securities in a loss position in order to determine if any impairment is considered to be other-than-temporary. The Company also reviews all securities with any rating agency declines during the reporting period. This review includes considering the effect of rising interest rates and the Company’s intent and ability to hold impaired securities in the foreseeable future to recoup any losses. In addition to subjecting its securities to the objective tests of percent declines in fair value and downgrades by major rating agencies, when it determines whether declines in the fair value of its securities are other-than-temporary, the Company also considers the facts and circumstances that may have caused the declines in the value of such securities. As to any specific security, it may consider general market conditions, changes in interest rates, adverse changes in the regulatory environment of the issuer, the duration for which the Company expects to hold the security and the length of any forecasted recovery. Approximately $0 and $32.4 million were charged to results from operations for the three months ended March 31, 2009 and 2008, respectively, resulting from fair value declines considered to be other-than-temporary. Gross unrealized gains and losses on fixed maturity investments available for sale amounted to approximately $3.2 million and $2.3 million, respectively, at March 31, 2009. Gross unrealized gains and losses on fixed maturity investments available for sale amounted to approximately $2.5 million and $6.9 million, respectively, at December 31, 2008. The Company believes the unrealized losses are temporary and result from changes in market conditions, including interest rates or sector spreads.
The Company utilizes the equity method of accounting to account for its limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership to net investment income in results of operations. Net investment income (loss) derived from investments in limited partnerships amounted to $1.2 million and $(3.0) million for the three months ended March 31, 2009 and 2008, respectively. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” with respect to market risks associated with investments in limited partnership hedge funds.
The Company maintained a trading portfolio and commercial loan portfolio at March 31, 2009 consisting of municipal obligations, and commercial loans. These investments are marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of such securities are also recognized in net investment income. The Company recorded $3.2 million and $(11.9) million in combined net trading portfolio and commercial loan portfolio income (loss) before expenses for the three months ended March 31, 2009 and 2008, respectively. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” with respect to market risks associated with investments in illiquid investments.
Reinsurance reinstatement premiums are recorded, as a result of losses incurred by the Company, in accordance with the provisions of our reinsurance contracts. Upon the occurrence of a large severity or catastrophe loss, the Company may be obligated to pay additional reinstatement premiums under its excess of loss reinsurance treaties up to the amount of the original premium paid under such treaties. Reinsurance reinstatement premiums incurred for the three months ended March 31, 2009 and 2008 were each $0.1 million.
Total stock compensation cost recognized in earnings for all share-based incentive compensation awards was approximately $710,000 and $506,000 for the three months ended March 31, 2009 and 2008, respectively.

Effective January 1, 2008, the Company adopted SFAS 157, which establishes a consistent framework for measuring fair value. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the SFAS 157 hierarchy is based on whether the significant inputs into the valuation are observable. For an updated discussion of the application of estimates and assumptions around the valuation of investments, see “Fair value measurements.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The investment portfolio has exposure to market risks, which include the effect on the investment portfolio of adverse changes in interest rates, credit quality, hedge fund values, and illiquid securities including commercial loans and residential mortgage-backed securities. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Hedge fund risk includes the potential loss from the diminution in the value of the underlying investment of the hedge fund. Illiquid securities risk includes exposure to the private placement market including its lack of liquidity and volatility in changes in market prices. The only significant change to the Company’s exposure to market risks during the three months ended March 31, 2009 as compared to those disclosed in the Company’s financial statements for the year ended December 31, 2008 related to the level of investments in limited partnerships and the interest rate and credit risk associated with an increase in the level of fixed income investments relating to corporate and municipal bonds. The investment in limited partnerships amounted to $113.7 million and $122.9 million as of March 31, 2009 and December 31, 2008, respectively. The investments in municipal obligations and corporate bonds increased from $121.6 million as of December 31, 2008 to $179.9 million as of March 31, 2009.
At March 31, 2009, the Company held $2.6 million of commercial loans, which consist of loans from middle market companies. The Company has elected to account for such debt instruments utilizing the fair value election under SFAS 159. Accordingly, the changes in the fair value of these debt instruments are recorded in investment income. The markets for these types of investments can be illiquid and, therefore, the price obtained from dealers on these investments is subject to change, depending upon the underlying market conditions of these investments, including the potential for downgrades or defaults on the underlying collateral of the investment. The Company seeks to mitigate market risk associated with such investments by maintaining a small portion of its investment portfolio in such investments. As such, less than 1% of the Company’s investment portfolio is maintained in such investments at March 31, 2009.
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
The Company increased its investments in municipal obligations and corporate bonds from $121.6 million as of December 31, 2008 to $179.9 million as of March 31, 2009. The purchases consisted of investment grade mid term duration securities. The Company seeks to mitigate interest risk of its investment portfolio by properly matching the duration of its assets and liabilities. The Company seeks to mitigate credit risk associated with its portfolio by investing in a diversified portfolio of investment grade securities.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company previously entered into reinsurance contracts with a reinsurer that is now in liquidation. On October 23, 2003, the Company was served with a Notice to Defend and a Complaint by the Insurance Commissioner of the Commonwealth of Pennsylvania, who is the liquidator of this reinsurer, alleging that approximately $3 million in reinsurance claims paid to the Company in 2000 and 2001 by the reinsurer are voidable preferences and are therefore subject to recovery by the liquidator. The claim was subsequently revised by the liquidator to approximately $2 million. The Company filed Preliminary Objections to Plaintiff’s Complaint, denying that the payments are voidable preferences and asserting affirmative defenses. These Preliminary Objections were overruled on May 24, 2005 and the Company filed its Answer in the proceedings on June 15, 2005. On December 7, 2006 the liquidator filed a motion of summary judgment to which the Company responded on December 19, 2006 by moving for a stay, pending the resolution of a similar case currently pending before the Supreme Court of the Commonwealth of Pennsylvania. As of May 1, 2009, the Supreme Court of the Commonwealth of Pennsylvania has issued a ruling in the similar case that supports the Company’s position, but there has been no ruling on the Company’s position, and no trial date has been set for this matter. The Company intends to defend itself vigorously in connection with this lawsuit, and the Company believes it has strong defenses against these claims; however, there can be no assurance as to the outcome of this litigation.
Item 1A. Risk Factors
There were no material changes in the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2008.
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

3.2
Amended and Restated By-Laws. (Filed as Exhibit 3.3 to the Company’s Current Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-11238) and incorporated herein by reference).

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

NYMAGIC, INC. (Registrant)

Date: May 7, 2009	/s/ A. George Kallop A. George Kallop
President and Chief Executive Officer

Date: May 7, 2009	/s/ Thomas J. Iacopelli Thomas J. Iacopelli
Executive Vice President and Chief Financial Officer