Form 10-Q
period 2009-06-30
NYMAGIC INC
filed 2009-08-07
CIK 847431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 1, 2009
Common Stock, $1.00 par value per share	8,428,088 shares

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
	(unaudited)
ASSETS
Investments:
Fixed maturities:
Held to maturity at amortized cost (fair value $41,056,787 and $42,329,432)	$58,896,440	$61,246,212
Available for sale at fair value (amortized cost $218,672,781 and $149,402,001)	221,838,086	144,978,426
Trading at fair value (amortized cost $15,047,246 and $22,203,883)	13,748,400	17,399,090
Equity securities — trading at fair value (cost $0 and $15,159,200)	—	11,822,620
Commercial loans at fair value (amortized cost $6,774,284 and $6,907,368)	4,287,759	2,690,317
Limited partnerships at equity (cost $84,673,577 and $98,101,553)	120,239,483	122,927,697
Short-term investments	135,291,909	110,249,779
Cash and cash equivalents	57,855,935	75,672,102

Total cash and investments	612,158,012	546,986,243

Accrued investment income	4,088,367	4,978,920
Premiums and other receivables, net	35,973,124	23,426,525
Receivable for investments disposed	5,743,266	25,415,261
Reinsurance receivables on unpaid losses, net	212,618,035	213,906,569
Reinsurance receivables on paid losses, net	20,887,292	28,429,945
Deferred policy acquisition costs	17,181,351	14,663,710
Prepaid reinsurance premiums	24,785,151	19,225,185
Deferred income taxes	29,888,952	35,514,597
Property, improvements and equipment, net	12,699,326	10,033,489
Other assets	23,744,591	23,895,902

Total assets	$999,767,467	$946,476,346

LIABILITIES
Unpaid losses and loss adjustment expenses	$552,684,010	$548,749,589
Reserve for unearned premiums	98,056,805	83,364,396
Ceded reinsurance payable	25,768,390	23,809,871
Notes payable	100,000,000	100,000,000
Dividends payable	567,813	671,059
Other liabilities	35,118,585	25,808,669

Total liabilities	812,195,603	782,403,584

SHAREHOLDERS’ EQUITY
Common stock	15,762,065	15,742,215
Paid-in capital	50,438,264	49,539,886
Accumulated other comprehensive loss	(23,384,082)	(2,875,317)
Retained earnings	232,792,208	189,702,569

	275,608,455	252,109,353
Treasury stock, at cost, 7,333,977 shares	(88,036,591)	(88,036,591)

Total shareholders’ equity	187,571,864	164,072,762

Total liabilities and shareholders’ equity	$999,767,467	$946,476,346

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Six months ended June 30,
	2009	2008
Revenues:
Net premiums earned	$79,170,667	$87,996,517
Net investment income (loss)	19,742,704	(8,104,991)
Total other-than-temporary impairments	(478,407)	—
Portion of loss recognized in OCI (before taxes)	—	—

Net impairment loss recognized in earnings	(478,407)	—
Net realized investment gains (losses)	1,774,543	(31,350,260)
Commission and other income	127,470	139,438

Total revenues	100,336,977	48,680,704

Expenses:
Net losses and loss adjustment expenses incurred	38,011,691	62,890,950
Policy acquisition expenses	17,826,390	19,345,145
General and administrative expenses	20,478,159	18,437,651
Interest expense	3,364,031	3,356,311

Total expenses	79,680,271	104,030,057

Income (loss) before income taxes	20,656,706	(55,349,353)
Income tax provision:
Current	358,790	(1,433,144)
Deferred	2,615,676	(19,421,936)

Total income tax expense (benefit)	2,974,466	(20,855,080)

Net income (loss)	$17,682,240	$(34,494,273)

Weighted average number of shares of common stock outstanding-basic	8,417,700	8,672,315

Basic earnings (loss) per share	$2.10	$(3.98)

Weighted average number of shares of common stock outstanding-diluted	8,607,700	8,672,315

Diluted earnings (loss) per share	$2.05	$(3.98)

Dividends declared per share	$.08	$.16

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended June 30,
	2009	2008
Revenues:
Net premiums earned	$39,041,070	$43,091,539
Net investment income	13,190,792	4,911,631
Total other-than-temporary impairments	(478,407)	—
Portion of loss recognized in OCI (before taxes)	—	—

Net impairment loss recognized in earnings	(478,407)	—
Net realized investment gains	2,191,241	897,629
Commission and other income	122,272	80,277

Total revenues	54,066,968	48,981,076

Expenses:
Net losses and loss adjustment expenses incurred	17,329,363	36,870,336
Policy acquisition expenses	8,529,910	9,509,916
General and administrative expenses	10,433,910	9,671,197
Interest expense	1,683,818	1,679,573

Total expenses	37,977,001	57,731,022

Income (loss) before income taxes	16,089,967	(8,749,946)
Income tax provision:
Current	1,145,505	(1,222,826)
Deferred	740,226	(2,780,654)

Total income tax expense (benefit)	1,885,731	(4,003,480)

Net income (loss)	$14,204,236	$(4,746,466)

Weighted average number of shares of common stock outstanding-basic	8,424,206	8,638,048

Basic earnings (loss) per share	$1.69	$(.55)

Weighted average number of shares of common stock outstanding-diluted	8,625,087	8,638,048

Diluted earnings (loss) per share	$1.65	$(.55)

Dividends declared per share	$.04	$.08

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
	2009	2008
Cash flows provided by (used in) operating activities:
Net income (loss)	$17,682,240	$(34,494,273)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for deferred taxes	2,615,676	(19,421,936)
Net realized investment (gain) loss	(1,774,543)	31,350,260
Net impairment loss recognized in earnings	478,407	—
Equity in earnings of limited partnerships	(9,190,282)	(792,141)
Net amortization from bonds and commercial loans	265,796	88,243
Depreciation and other, net	654,111	530,723
Trading portfolio activities	15,470,658	(106,001,351)
Commercial loan activities	(1,612,331)	(7,601,131)
Changes in:
Premiums and other receivables	(12,546,599)	(13,613,507)
Reinsurance receivables paid and unpaid, net	8,831,187	31,727,593
Ceded reinsurance payable	1,958,519	1,137,239
Accrued investment income	890,553	(1,645,570)
Deferred policy acquisition costs	(2,517,641)	(2,120,256)
Prepaid reinsurance premiums	(5,559,966)	(1,644,679)
Other assets	151,311	(2,033,574)
Unpaid losses and loss adjustment expenses	3,934,421	(14,415,870)
Reserve for unearned premiums	14,692,409	7,853,094
Other liabilities	9,309,916	(5,035,890)

Total adjustments	26,051,602	(101,638,753)

Net cash provided by (used in) operating activities	43,733,842	(136,133,026)

Cash flows (used in ) provided by investing activities:
Held to maturity fixed maturities matured, repaid and redeemed	3,931,388	—
Available for sale fixed maturities acquired	(273,469,418)	(2,139,375)
Available for sale fixed maturities sold	204,813,774	13,045,433
Available for sale fixed maturities matured, repaid and redeemed	—	4,076,245
Capital contributed to limited partnerships	—	(20,484,990)
Distributions and redemptions from limited partnerships	11,878,489	38,464,502
Net (purchase) sale of short-term investments	(25,179,966)	—
Receivable for investments disposed and not yet settled	19,671,995	11,125,685
Acquisition of property & equipment, net	(3,319,948)	(3,212,846)

Net cash (used in) provided by investing activities	(61,673,686)	40,874,654

Cash flows provided by (used in) from financing activities:
Proceeds from stock issuance and other	918,228	871,054
Cash dividends paid to stockholders	(794,551)	(1,413,314)
Net purchase of treasury stock	—	(4,938,563)
Payable for treasury stock purchased and not yet settled	—	(823,618)

Net cash provided by (used in) financing activities	123,677	(6,304,441)

Net decrease in cash	(17,816,167)	(101,562,813)
Cash and cash equivalents at beginning of period	75,672,102	204,913,343

Cash and cash equivalents at end of period	$57,855,935	$103,350,530

Supplemental disclosures:
Interest paid	$3,251,388	$3,250,055
Federal income tax paid	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2009 and 2008
(1) Basis of Presentation and Accounting Policies
Basis of presentation
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
Adoption of new accounting pronouncements
On April 9, 2009, the FASB issued FSP FAS 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“SFAS 157-4”). SFAS 157-4 provides additional guidance for estimating fair value in accordance with FASB 157, Fair Value Measurements, when prices in markets have become less active and require adjustments to fair value. SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS 157-4 did not have a material impact on the Company’s financial condition, results of operations or liquidity.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” (FSP 115-2) which is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 115-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities, the presentation of other-than-temporary impairment losses and increases the frequency of and expands the required disclosures about other-than-temporary impairment for debt and equity securities. The Company adopted FSP FAS 115-2 and FAS 124-2 effective April 1, 2009. The adoption of FSP 115-2 required a cumulative effect adjustment as of April 1, 2009, which increased retained earnings by $26.1 million with an offsetting decrease to accumulated other comprehensive income (loss). The adoption of FSP 115-2 had no material impact on the Company’s financial condition, results of operations or liquidity.
In April 2009, the FASB issued FSP FAS 107-1 and ABP 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of FSP FAS 107-1 and ABP 28-1 had no material impact on the Company’s financial condition, results of operations or liquidity.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes principles and disclosure requirements for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the Statement sets forth (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 for its interim reporting period ending on June 30, 2009. The adoption of SFAS No. 165 had no material impact on the Company’s financial condition, results of operations or liquidity.
Future adoption of new accounting pronouncements
In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. The FSP requires an employer to provide certain disclosures about plan assets of its defined benefit pension or other postretirement plans. The disclosures required include the investment policies and strategies of the plans, the fair value of the major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements and a description of significant concentrations of risk in plan assets. The FSP is effective for fiscal years ending after December 15, 2009. The adoption of FSP FAS 132(R)-1 will not have an impact on the Company’s operations, financial position or liquidity.

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2009 and 2008
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”). SFAS 166 amends the derecognition guidance in Statement 140 and eliminates the concept of a qualifying special-purpose entities (“QSPEs”). SFAS 166 is effective for fiscal years and interim periods beginning after November 15, 2009. Early adoption of SFAS 166 is prohibited. The Company will adopt of SFAS No. 166 during the first quarter of 2010 and has not yet determined the impact adoption will have on its results of operations, financial position or liquidity.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46 (“SFAS 167”), which amends the consolidation guidance applicable to variable interest entities (“VIE“s). An entity would consolidate a VIE, as the primary beneficiary, when the entity has both of the following characteristics: (a) The power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) The obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE is required. SFAS 167 amends interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE. This Statement is effective for fiscal years and interim periods beginning after November 15, 2009. The Company will adopt of SFAS No. 167 during the first quarter of 2010 and has not yet determined the impact adoption will have on its results of operations, financial position or liquidity.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). This standard identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with U.S. GAAP. The Statement establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with U.S. GAAP. Codification does not create new accounting and reporting guidance; rather, it reorganizes U.S. GAAP pronouncements into approximately 90 topics within a consistent structure. All guidance contained in the Codification carries an equal level of authority. Relevant portions of authoritative content, issued by the SEC, for SEC registrants, have been included in the Codification. After the effective date of this Statement, all nongrandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS 168 on September 30, 2009 and will update all disclosures to reference Codification in its September 30, 2009 quarterly report.

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2009 and 2008
(2) Investments:
A summary of the Company’s investment portfolio components at June 30, 2009 and December 31, 2008 is presented below:

	June 30, 2009	Percent	December 31, 2008	Percent

Fixed maturities held to maturity (amortized cost):
Residential mortgage-backed securities	$58,896,440	9.62%	$61,246,212	11.20%

Total fixed maturities held to maturity	$58,896,440	9.62%	$61,246,212	11.20%

Fixed maturities available for sale (fair value):
U.S. Treasury securities	$11,632,377	1.9%	$40,783,969	7.46%
Municipal obligations	113,803,665	18.59%	90,483,461	16.54%
Corporate securities	96,402,044	15.75%	13,710,996	2.51%

Total fixed maturities available for sale	$221,838,086	36.24%	$144,978,426	26.51%

Fixed maturities trading (fair value):
Municipal obligations	$13,748,400	2.25%	$17,399,090	3.18%

Total fixed maturities trading	$13,748,400	2.25%	$17,399,090	3.18%

Total fixed maturities	$294,482,926	48.11%	$223,623,728	40.89%

Equity securities trading (fair value):
Preferred stock	$—	0.00%	$11,822,620	2.16%

Total equity securities	$—	0.00%	$11,822,620	2.16%

Cash and short-term investments	193,147,844	31.55%	185,921,881	33.99%

Total fixed maturities, equity securities, cash and short-term investments	$487,630,770	79.66%	$421,368,229	77.04%

Commercial loans (fair value)	4,287,759	0.70%	2,690,317	0.49%
Limited partnership hedge funds (equity)	120,239,483	19.64%	122,927,697	22.47%

Total investment portfolio	$612,158,012	100.00%	$546,986,243	100.00%

As of June 30, 2009, 94.0% of the carrying value of the Company’s fixed income and short-term investment portfolios were considered investment grade by S&P.
Short-term investments, which have maturity of one year or less from the date of purchase, are carried at amortized cost, which approximates fair value. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2009 and 2008
Details of the residential mortgage-backed securities portfolio as of June 30, 2009, including publicly available qualitative information, are presented below:

				Weighted	Average
				Average	FICO		Credit
				Loan to	Credit	Delinquency	Support
				Value %	Score	Rate	Level	S&P	Moody's
Security description	Issue date	Amortized cost	Fair value	(1)	(2)	(3)	(4)	Rating	Rating
AHMA 2006-3	7/2006	$11,913,974	$7,670,198	86.0	705	38.9	44.3	AAA	Caa1
CWALT 2005-69	11/2005	7,530,934	6,165,483	81.9	698	44.9	48.8	BB	Ba3
CWALT 2005-76	12/2005	7,433,263	5,476,249	82.7	700	47.2	49.7	B	B2
RALI 2005-QO3	10/2005	7,512,854	4,783,564	81.7	705	36.6	46.4	AAA	B1
WaMu 2005-AR17	12/2005	6,396,945	5,565,519	75.0	714	25.4	51.2	AAA	A1
WaMu 2006-AR9	7/2006	8,901,194	5,600,806	75.5	730	25.3	26.2	B	Ba1
WaMu 2006-AR13	9/2006	9,207,276	5,794,968	76.3	728	26.8	26.9	AA	B3

		$58,896,440	$41,056,787

(1)	The dollar-weighted average amortized loan-to-original value of the underlying loans at July 25, 2009.

(2)	Average original FICO of remaining borrowers in the loan pool at July 25, 2009.

(3)	The percentage of the current outstanding principal balance that is more than 60 days delinquent as of July 25, 2009. This includes loans that are in foreclosure and real estate owned.

(4)	The current credit support provided by subordinate ranking tranches within the overall security structure at July 25, 2009.
The Company has investments in residential mortgage-backed securities (“RMBS”) amounting to $58.9 million at June 30, 2009. These securities are classified as held to maturity after the Company transferred these holdings from the available for sale portfolio effective October 1, 2008. Upon acquisition of the RMBS portfolio and prior to October 1, 2008, the Company was uncertain as to the duration for which it would hold the RMBS portfolio and appropriately classified such securities as available for sale. As a result of the increasing market uncertainty involved in the projected cash flows on these securities, as well as the widely disparate estimated prices of such securities among brokers depending on facts and assumptions utilized, we developed a process to perform an extensive analysis of the underlying structure of each RMBS in order to assure ourselves of its collectability. Accordingly, we constructed cash models to estimate the potential for impairment to these securities based upon default rates, severity rates and prepayment speeds consistent with reasonable expectations of their underlying cash flows. These assumptions were further stressed to provide a range of potential outcomes allowing us to assess any impairment. After reviewing the results of the analytical evaluation of the RMBS portfolio, we concluded that the economic or intrinsic value of these securities was not impaired. Additionally, we concluded, on the basis of this analysis, that there were no other-than-temporary impairments to these securities required to be recorded. Accordingly, the Company transferred such securities to the held to maturity classification as we had the intent and the ability to hold such securities to maturity. The Company’s decision was additionally influenced by the relatively low broker quotes reported when compared to the actual cash received on repayments and interest. The Company had never previously transferred securities to held to maturity, but considered this an unprecedented situation brought upon by the financial crisis in the markets. The adjusted cost basis of these securities is based on a determination of the fair value of these securities on the date they were transferred.
The fair value of each RMBS investment is determined under SFAS 157. Fair value is determined by estimating the price at which an asset might be sold on the measurement date. There has been a considerable amount of turmoil in the U.S. housing market since 2007, which has led to market declines in such securities. Because the pricing of these investments is complex and has many variables affecting price including, projected delinquency rates, projected severity rates, estimated loan to value ratios, vintage year, subordination levels, projected prepayment speeds and expected rates of return required by prospective purchasers, the estimated price of such securities will differ among brokers depending on these facts and assumptions. While many of the inputs utilized in pricing are observable, many other inputs are unobservable and will vary depending upon the broker. During periods of market dislocation, such as the current market conditions, it is increasingly difficult to value such investments because trading becomes less frequent and/or market data becomes less observable. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods that are more complex. For example, assumptions regarding projected delinquency and severity rates have become increasingly pessimistic due to uncertainties associated with the residential real estate markets. Additionally, there are only a limited number of prospective purchasers of such securities and they demand high expected returns in the current market. This has resulted in lower quotes from securities dealers, who are, themselves, reluctant to position such securities because of financing uncertainties. Accordingly, the dealer quotes used to establish fair value may not be reflective of the expected future cash flows from a security and, therefore, not reflective of its intrinsic value. Additionally, there are government sponsored programs that may affect the performance of the Company’s residential mortgage-backed securities. The Company is uncertain as to the impact these programs will have on fair value on its residential mortgage backed securities. The fair value of such securities at June 30, 2009 was approximately $41.1 million.

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2009 and 2008
The Company performs a cash flow analysis for each of these securities, which attempts to estimate the likelihood of any future impairment. While the Company does not believe there are any other-than-temporary impairments (“OTTI”) currently, future estimates may change depending upon the actual performance statistics reported for each security to the Company. This may result in future charges based upon revised estimates for delinquency rates, severity or prepayment patterns. These changes in estimates may be material. These securities are collateralized by pools of “Alt-A” mortgages, and receive priority payments from these pools. The Company’s securities rank senior to subordinated tranches of debt collateralized by each respective pool of mortgages. The Company has collected all applicable interest and principal repayments on such securities to date. As of July 25, 2009, the levels of subordination ranged from 26% to 51% of the total debt outstanding for each pool. As of July 25, 2009, delinquencies within the underlying mortgage pools ranged from 25% to 47% of total amounts outstanding. In June 2008, delinquencies ranged from 8.5% to 28.4%. Delinquency rates are not the same as severity rates, or actual loss, but are an indication of the potential for losses of some degree in future periods. In each case, pool subordination levels by individual security remain in excess of pool delinquency rates as of July 25, 2009.
It is not the Company’s intention nor is it more-likely-than-not to sell the security prior to recovery. Prior to the transfer to the held to maturity classification, the Company incurred cumulative write-downs from OTTI declines in the fair value of these securities, amounting to $40.7 million in 2008. The collection of principal repayments on these securities through March 31, 2009 resulted in approximately $573,000 in realized investment gains. Under FSP FAS 115-2, effective April 1, 2009, the Company will record any future principal payments received on its residential mortgage backed securities in excess of its carrying amount as credits to other comprehensive income instead of recording the excess in the Company’s income statement. For the three months ended June 30, 2009, the Company recorded $1.0 million of principal payments received on its residential mortgage backed securities in excess of its carrying amount as a credit before income taxes to other comprehensive income.
These RMBS investments, as of December 31, 2008 were rated AAA/Aaa by S&P/Moody’s. As of June 30, 2009, these securities are rated B to AAA by S&P and Caa1 to A1 by Moody’s.
The gross unrealized gains and losses on fixed maturities held to maturity and available for sale at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009
		OTTI	Amortized	Gross	Gross
	Amortized	Recognized	Cost after	Unrealized	Unrealized	Fair
	Cost	In OCI (a)	OTTI	Gains	Losses	Value
Residential mortgage-backed securities held to maturity	$98,037,255	$(39,140,815)	$58,896,440	$—	$(17,839,654)	$41,056,786
U.S. Treasury securities available for sale	11,193,195	—	11,193,195	439,182	—	11,632,377
Municipal obligations available for sale	113,588,298	—	113,588,298	697,576	(482,209)	113,803,665
Corporate securities available for sale	93,891,288	—	93,891,288	2,737,415	(226,659)	96,402,044

Totals	$316,710,036	$(39,140,815)	$277,569,221	$3,874,173	$(18,548,522)	$262,894,872

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
Residential mortgage-backed securities held to maturity	$61,246,212	$—	$(18,916,780)	$42,329,432	$61,246,212
U.S. Treasury securities available for sale	38,917,878	1,866,091	—	40,783,969	40,783,969
Municipal obligations available for sale	97,166,677	220,718	(6,903,934)	90,483,461	90,483,461
Corporate securities available for sale	13,317,446	395,344	(1,794)	13,710,996	13,710,996

Totals	$210,648,213	$2,482,153	$(25,822,508)	$187,307,858	$206,224,638

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2009 and 2008
(a) Effective April 1, 2009, the Company adopted a new accounting standard promulgated by the FASB (FSP FAS 115-2), which applies to the Company’s investment portfolio. The Company’s total stockholders’ equity was unchanged by adopting this new accounting standard. However, retained earnings were increased by an after tax amount of $26.1 million and accumulated comprehensive income was reduced by the same amount. These changes are attributable to a reclassification in the amount of $40.1 million of non-credit investment impairment losses previously recognized on the Company’s residential mortgage backed securities holdings that are currently being held to maturity. These securities are categorized as non-credit based on the Company’s impairment analysis. The Company will accrete from OCI to the amortized cost of the residential mortgage-backed securities over the remaining life of the residential mortgage-backed securities in a prospective manner on the basis of the amount and timing of future cash flows. The amount of the accretion for the three months ending June 30, 2009 is $1.0 million.
Net investment income (loss) from each major category of investments for the periods indicated is as follows:

	Six months ended		Three months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)

Fixed maturities held to maturity	$1.1	$—	$0.5	$—
Fixed maturities available for sale	4.7	3.7	2.7	1.7
Trading securities	3.7	(11.4)	0.7	(0.7)
Commercial loans	1.9	(0.3)	1.8	0.8
Equity in earnings of limited partnerships	9.2	0.6	8.0	3.7
Short-term investments	0.3	1.5	0.1	0.5

Total investment (loss) income	20.9	(5.9)	13.8	6.0
Investment expenses	(1.2)	(2.2)	(0.6)	(1.1)

Net investment (loss) income	$19.7	$(8.1)	$13.2	$4.9

Details related to investment income (loss) from commercial loans and trading activities presented in the preceding table are as follows:

	Six months ended		Three months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)

Interest and dividends earned	$0.7	$6.9	$0.3	$4.2
Net realized losses	(0.3)	(1.2)	—	1.7
Net unrealized appreciation (depreciation)	5.2	(17.4)	2.2	(5.8)

Total investment income (loss) from commercial loans and trading activities	$5.6	$(11.7)	$2.5	$0.1

The following tables summarize all fixed maturity securities in an unrealized loss position at June 30, 2009 and December 31, 2008, disclosing the aggregate fair value and gross unrealized loss for less than as well as more than 12 months:

	June 30, 2009
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Residential mortgage-backed securities held to maturity	$—	$—	$41,056,787	$(17,839,654)	$41,056,787	(17,839,654)
Municipal obligations available for sale	61,381,937	(482,209)	—	—	61,381,937	(482,209)
Corporate securities available for sale	8,063,420	(226,659)	—	—	8,063,420	(226,659)

Total temporarily impaired securities	$69,445,357	$(708,868)	$41,056,787	$(17,839,654)	$110,502,144	$(18,548,522)

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2009 and 2008

	December 31, 2008
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Residential mortgage-backed securities held to maturity	$42,329,432	$(18,916,780)	$—	$—	$42,329,432	$(18,916,780)
Municipal obligations available for sale	79,343,141	(6,903,934)	—	—	79,343,141	(6,903,934)
Corporate securities available for sale	100,068	(1,794)	—	—	100,068	(1,794)

Total temporarily impaired securities	$121,772,641	$(25,822,508)	$—	$—	$121,772,641	$(25,822,508)

At June 30, 2009, the Company was holding ten fixed maturity securities that were in an unrealized loss position. The Company believes these unrealized losses are temporary, as they resulted from changes in market conditions, including interest rates or sector spreads, and are not considered to be credit risk related. The Company does not intend to sell nor does it expect to be required to sell the securities outlined above.
The gross unrealized losses and fair value of debt securities that are not included in the Company’s trading portfolio at June 30, 2009 are shown below by contractual maturity. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Gross
	Unrealized	Fair
	Losses	Value

Due in one year or less	$—	$—
Due after one year through five years	(91,772)	78,012,886
Due after five years through ten years	(503,228)	85,937,942
Due after ten years	(113,868)	57,887,258

	(708,868)	221,838,086

Residential mortgage-backed securities	(17,839,654)	41,056,787

Totals	$(18,548,522)	$262,894,873

The components for net realized gains (losses) for the six months and second quarter ended June 30, 2009 and 2008 are as follows:

	Six months ended		Three months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)

Realized gains (losses) on investments:
Fixed maturities gains	$3.8	$1.0	$2.5	$0.9
Fixed maturities losses	(1.9)	—	(0.3)	—
Fixed maturities impairments	(0.5)	(32.4)	(0.5)	—
Short-term investments	(0.1)	—	0.0	—

Net realized investment gains (losses)	$1.3	$(31.4)	$1.7	$0.9

Proceeds from redemptions in investments held to maturity or disposals of investments available for sale for the six months ended June 30, 2009 and 2008 were $206,231,325 and $14,396,678, respectively. Gross gains of $545,363 were realized on repayments of held to maturity investments for the six months ended June 30, 2009. Gross gains of $3,794,847 and $70,458 and gross losses of $2,360,875 and $40,752 were realized on sales, maturities, repayments and/or redemptions of available for sale investments for the six months ended June 30, 2009 and 2008, respectively.

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2009 and 2008
The Company recorded declines in values of investments considered to be other-than-temporary impairment (OTTI) of $478,407 and $32,396,436 for the six months ended June 30, 2009 and 2008, respectively. The Company recorded declines in values of investments considered to be OTTI of $478,407 and $0 for the three months ended June 30, 2009 and 2008, respectively. Under FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” (FSP 115-2), impairment is considered to be other than temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its amortized cost basis, or (3) does not expect to recover the security’s entire amortized cost basis. The OTTI of $478,407 recognized for the three months ended June 30, 2009 resulted from the Company’s intention to sell certain municipal securities whereby those securities are not expected to recover their entire amortized cost prior to sale. Credit impairment occurs under FSP 115-2 if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security. There were no credit impairments recorded during the three months ended June 30, 2009. Substantially all of the other-than-temporary declines recorded during the six months ended June 30, 2008 were from the residential mortgage-backed securities portfolio. The decision to write down such securities was based upon the Company’s uncertainty at June 30, 2008 that such securities would be held until the fair value decline recovered.
The Company maintains a portfolio of municipal bonds that has an average S&P rating of AA-. The average S&P rating includes certain municipal bonds that carry the benefit of insurance that provides credit enhancement. Excluding the benefit of this credit enhancement, the portfolio of municipal bonds has an average underlying S&P rating of A+. The Company purchases municipal bonds with the intent to rely upon the underlying credit rating of the security exclusive of the credit enhancement provided by any financial guarantor.
The following table lists the financial guarantors, as well as the average S&P ratings and the average underlying S&P ratings, excluding the impact of credit enhancement, of the guaranteed municipal bonds in our investment portfolio in which there are a total of 22 municipal securities with a fair value of $108.2 million containing credit enhancements. The Company does not have any investments directly in the following financial guarantors.

	Fair	Average	Average
	Value	S&P	Underlying
Financial Guarantors	(in millions)	Rating	Rating

Assured Guaranty	$12.3	AA	BBB
FGIC	0.3	AAA	AAA
FSA & FSA-CR Ambac	37.8	AA-	A
Natl-Re	46.5	AA-	A+
Natl-Re FGIC	11.3	A+	A+

Total	$108.2

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

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2009 and 2008
The Company also compares the prices received from the third party service to other third party sources to validate the consistency of the prices received on securities.
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
The Company’s Level 3 assets include its RMBS (which are held to maturity) and commercial loans, as they are illiquid and trade in inactive markets. These markets are considered inactive as a result of the low level of trades of such investments.
All prices provided by primary pricing sources are reviewed for reasonableness, based on the Company’s understanding of the respective market. Prices may then be determined using valuation methodologies such as discounted cash flow models, as well as matrix pricing analyses performed on non-binding quotes from brokers or other market-makers. As of June 30, 2009, the Company utilized cash flow models, matrix pricing and non-binding broker quotes obtained from the primary pricing sources to determine the fair value of its RMBS and commercial loan investments. Because pricing of these investments is complex and has many variables affecting price including, delinquency rate, severity rate, loan to value ratios, vintage year, discount rate, subordination levels and prepayment speeds, the price of such securities will differ by broker depending on the weight given to the various inputs. While many of the inputs utilized in pricing are observable, some inputs are unobservable and the weight given these unobservable inputs will vary depending upon the broker. During periods of market dislocation, such as the current market conditions, it is increasingly difficult to value such investments because trading becomes less frequent and/or market data becomes less observable. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods that are more complex. For example, prepayment speeds, delinquency rates and severity rates have become increasingly stressed by brokers due to market uncertainty connected with these types of investments resulting in lower quoted prices. These inputs are used in pricing models to assist the broker in determining a current price for these investments. After considering all of the relevant information at June 30, 2009, the Company adjusted the price received for two commercial loan investments. As such, because the establishment of fair valuation is significantly reliant upon unobservable inputs, the Company considers such investments to be in the Level 3 category.

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2009 and 2008
The following are the major categories of assets measured at fair value on a recurring basis for the period ended June 30, 2009, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1:
	Quoted
	Prices in	Level 2:
	Active	Significant	Level 3:
	Markets for	Other	Significant	Total at
	Identical	Observable	Unobservable	June 30,
	Assets	Inputs	Inputs	2009

Fixed maturities available for sale	$108,034,421	$113,803,665	$—	$221,838,086
Fixed maturities trading	—	13,748,400	—	13,748,400
Commercial loans	—	—	4,287,759	4,287,759

Total	$108,034,421	$127,552,065	$4,287,759	$239,874,245

The investments classified as Level 3 in the above table consist of commercial loans, for which the Company has determined that quoted market prices of similar investments are not determinative of fair value. Since the broker quotes do not reflect current market information from actual transactions, the Company has elected to deviate from quoted prices using a matrix pricing analysis. The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs during the six months and three months ended June 30, 2009.

	Six months ended		Three months ended
	June 30, 2009		June 30, 2009
	Commercial		Commercial
	Loans	Total	Loans	Total

Beginning balance	$2,690,317	$2,690,317	$2,593,554	$2,593,554

Total unrealized gains or losses:
Included in earnings (or changes in net assets)	1,730,526	1,730,526	1,724,387	1,724,387
Included in other comprehensive income	—	—	—	—

Purchases, sales, maturities, repayments, redemptions and amortization	(133,084)	(133,084)	(30,182)	(30,182)

Transfers from Level 3	—	—	—	—
Transfers to Level 3

Ending balance	$4,287,759	$4,287,759	$4,287,759	$4,287,759

There were no investments classified as Level 3 for the six months and three month periods ending June 30, 2008.
The Company elected the fair value option for approximately $8.3 million in commercial loans upon its adoption of SFAS 159 effective January 1, 2008. The SFAS 159 adoption did not have an impact on the Company’s results of operations, financial position or liquidity. The Company utilized the fair value election under SFAS 159 for all of its $10.3 million of commercial loan purchases during the first three months of 2008. Management believes that the use of the SFAS 159 fair value option to record commercial loan purchases was consistent with its trading objective for such investments. As such, the entire commercial loan portfolio of $4.3 million at June 30, 2009 was recorded at fair value. The amortized cost of the commercial loan portfolio at June 30, 2009 was $6.8 million. All loans are current with respect to interest payments. The Company did not utilize the fair value election under SFAS 159 for any investment purchases during the first six months of 2009.

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2009 and 2008
The changes in the fair value of these debt instruments were recorded in investment income. Investment income for the six months ended June 30, 2009 reflected no realized gains or losses from sales and repayments, unrealized losses from fair value changes of $1,730,525 and interest income earned of $184,111. Investment income for the six months ended June 30, 2008 reflected realized losses from repayments of $0, unrealized losses from fair value changes of $1.1 million and interest income earned of $0.8.
(4) Income Taxes:
The Company files tax returns subject to the tax regulations of federal, state and local tax authorities. A tax benefit taken in the tax return but not in the financial statements is known as an “unrecognized tax benefit.” The Company had no unrecognized tax benefits at either June 30, 2009 or June 30, 2008. The Company’s policy is to record interest and penalties related to unrecognized tax benefits to income tax expense. The Company did not incur any interest or penalties related to unrecognized tax benefits for each of the six month periods ended June 30, 2009 and 2008.
The Company is subject to federal, state and local examinations by tax authorities for tax year 2005 and subsequent. The Company had federal, state and local deferred tax assets amounting to potential future tax benefits of approximately $29.9 million and $35.5 million at June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009, the Company has recorded a valuation allowance of $14.3 million with respect to the uncertainty in the realization of capital loss carryforwards. The Company recorded tax benefits of $3.3 million as a result of the partial reversal of the deferred tax valuation allowance previously provided for capital losses. This resulted from capital gains achieved within the investment portfolio during the first six months of 2009. The Company considered various tax planning strategies to support the recoverability of existing deferred income taxes for capital loss carryforwards. This included an analysis of the timing and availability of unrealized positions in the fixed income maturity portfolio. Management believes the deferred tax asset, net of the recorded valuation allowance account, as of June 30, 2009 will more-likely-than-not be fully realized.
(5) Comprehensive Income
The Company’s comparative comprehensive income is as follows:

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Net income (loss)	$17,682	$(34,494)	$14,204	$(4,746)
Other comprehensive (loss) income, net of deferred taxes:
Unrealized holding (losses) gains on securities, net of deferred tax expense (benefit) of $1,376, $(8,992), $(12,323) and $2,228	5,775	(16,699)	2,556	4,137
Noncredit component of other than temporarily impaired securities (a):
Held-to-maturity, net of deferred tax (benefit) of $(14,053), $0, $(14,053) and $0	(26,099)	—	(26,099)	—
Accretion of noncredit portion of impairment on held-to-maturity, net of deferred tax expense of $354, $0, $354 and $0	657	—	657	—
Less: reclassification adjustment for gains (losses) realized in net income, net of tax expense (benefit) of 621, $(10,973), $767 and $314	1,153	(20,378)	1,424	583
Less: reclassification adjustment for impairment (losses) recognized in net income, net of tax (benefit) expense of $(167), $0, $(167) and $0	(311)	—	(311)	—

Other comprehensive (loss) income	(20,509)	3,679	(23,999)	3,554

Comprehensive (loss) income	$(2,827)	$(30,815)	$(9,795)	$(1,192)

(a)	See Note 2 “Investments” for a discussion of the impact the adoption of FSP 115-2 had on the Company’s financial condition, results of operations or liquidity.

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2009 and 2008
6) Common Stock Repurchase Plan:
Under the Common Stock Repurchase Plan, the Company may purchase up to $75 million of the Company’s issued and outstanding shares of common stock on the open market. During the first six months of 2008, there were 228,200 shares repurchased at a total cost of approximately $4.9 million. There were no repurchases of the Company’s common stock during the first six months of 2009.
(7) Earnings per share:
Reconciliations of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for each of the periods reported herein are presented below:

	Six months ended June 30,
	2009			2008
		Weighted			Weighted
		Average			Average
	Net	Shares		Net	Shares
	Income	Outstanding	Per	Loss	Outstanding	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
	(In thousands, except for per share data)
Basic EPS	$17,682	8,418	$2.10	$(34,494)	8,672	$(3.98)
Effect of dilutive securities:
Equity awards and purchased options	—	190	$(.05)	—	—	—

Diluted EPS	$17,682	8,608	$2.05	$(34,494)	8,672	$(3.98)

	Three months ended June 30,
	2009			2008
		Weighted			Weighted
		Average			Average
	Net	Shares		Net	Shares
	Income	Outstanding	Per	Loss	Outstanding	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
	(In thousands, except for per share data)
Basic EPS	$14,204	8,424	$1.69	$(4,746)	8,638	$(.55)
Effect of dilutive securities:
Equity awards and purchased options	—	201	$(.04)	—	—	—

Diluted EPS	$14,204	8,625	$1.65	$(4,746)	8,638	$(.55)

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2009 and 2008
(8) Share Based Incentive Compensation Plans:
The Company maintains three share-based incentive compensation plans (the “Plans”) for employees and directors. A presentation of awards granted under the Plans at June 30, 2009 follows:
2004 Long-Term Incentive Plan:

			Weighted
			Average
		Aggregate	Grant Date
	Number of	Fair	Fair Value
Restricted and Deferred Share Units	Shares	Share	Per Share

Outstanding, end of period	273,462	$3,795,651	$25.17

Nonvested, end of period	134,079	$1,861,017	$24.50

As of June 30, 2009, there was approximately $2,550,000 of unrecognized compensation cost related to restricted and deferred share units, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.8 years.
1991, 2002 and 2004 Stock Option Plans:

		Weighted	Weighted
		Average	Average
		Exercise	Contractual	Aggregate
	Number of	Price	Life	Intrinsic
Shares Under Option	Shares	Per Share	Remaining	Value

Outstanding, end of period	315,950	$15.70	3.6 years	$—

Exercisable, end of period	170,950	$15.97	3.6 years	$—

As of June 30, 2009, there was approximately $418,000 of unrecognized compensation cost related to stock options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2 years.
The total compensation cost recognized in results of operations for all share-based incentive compensation awards was approximately $1,051,000 and $1,218,000 for the six months ended June 30, 2009 and 2008, respectively. The related tax benefit recognized in results of operations was approximately $368,000 and $426,000 for the six months ended June 30, 2009 and 2008, respectively.
Executive Compensation Agreements:
The Company entered into a new employment agreement with A. George Kallop, the Company’s President and Chief Executive Officer, effective January 1, 2009 through December 31, 2010 (the “Kallop Employment Agreement”). Under his new employment agreement, Mr. Kallop is entitled to an annual base salary of $525,000 and a target annual incentive award of $393,750. Mr. Kallop also received two grants of 8,000 restricted share units, which will vest on December 31, 2009 and December 31, 2010, respectively, provided that he continues to be employed by the Company on those dates; a long-term incentive award with maximum, target and threshold awards of 12,000, 6,000 and 3,000 performance units, respectively, in each of two one-year performance periods beginning on January 1, 2009 and January 1, 2010; and, a supplemental performance compensation award in the amount of 25,000 performance units. Under the long term incentive award, the number of performance units eligible to be earned for each of these two one-year performance periods is based on target increases in the market price of the Company’s common stock in the applicable performance period. The supplemental performance compensation award of 25,000 units is earned if there is a change in control of the Company as defined in the employment agreement. Mr. Kallop’s new employment agreement also includes provisions governing termination for death, disability, cause, without cause and change of control, which include a severance benefit of one year salary, pro rata annual incentive awards at target, and accelerated vesting of stock and performance unit grants in the event of his termination without cause prior to a change of control.

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2009 and 2008
In connection with the Kallop Employment Agreement, the Company entered into a Performance Share Award Agreement (the “Kallop Award Agreement”) with Mr. Kallop on the same date. Under the terms of the Kallop Award Agreement, the aforementioned performance share units will be earned for each of the two one-year performance periods based on predetermined market price targets of the daily closing price of the Company’s common stock in each of the requisite performance periods. The performance share units award is contingent upon the satisfaction of certain market conditions relating to the fair market value of the Company’s common stock. Depending on the performance of the Company’s common stock for each of the years ended December 31, 2009 and 2010 an award may be issued up to 12,000 performance share units per year upon the achievement of certain predetermined share closing price requirements. The fair value of the performance share award has been estimated as of the initial grant-date using a Monte Carlo Simulation. The inputs for expected dividends, expected volatility, expected term and risk-free interest rate used in the calculation of the grant-date fair value of this award were 1.67%, 79.6%, 3 years for 2009 performance period and 0.370% and 1.67%, 63.4%, 4 years and 0.76% for 2010 performance period, respectively. Pursuant to the completion of the 2009 and 2010 annual performance periods, performance shares for each year, will vest on the second anniversary of the last day of the applicable performance period, provided that the executive is employed by the Company on that date.
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

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2009 and 2008
The financial information by segment is as follows:

	Six months ended June 30,
	2009		2008
	(in thousands)
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)
Ocean marine	$27,389	$13,892	$36,177	$15,634
Inland marine/fire	2,749	318	3,201	1,368
Other liability	49,244	7,146	48,567	(10,864)
Runoff lines (Aircraft)	(149)	2,039	96	(333)

Subtotal	79,233	23,395	88,041	5,805

Net investment income (loss)	19,743	19,743	(8,105)	(8,105)
Total other-than-temporary impairments	(478)	(478)	—	—
Portion of loss recognized in OCI (before taxes)	—	—	—	—

Net impairment loss recognized in earnings	(478)	(478)	—	—
Net realized investment gains (losses)	1,774	1,774	(31,350)	(31,350)
Other income	65	65	95	95
General and administrative expenses	—	(20,478)	—	(18,438)
Interest expense	—	(3,364)	—	(3,356)
Income tax (expense) benefit	—	(2,975)	—	20,855

Total	$100,337	$17,682	$48,681	$(34,494)

	Three months ended June 30,
	2009		2008
	(in thousands)
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)

Ocean marine	$14,101	$6,869	$18,354	$8,320
Inland marine/fire	1,567	214	1,556	458
Other liability	23,558	4,384	23,208	(11,999)
Runoff lines (Aircraft)	(123)	1,777	18	(23)

Subtotal	39,103	13,244	43,136	(3,244)

Net investment income	13,191	13,191	4,911	4,911
Total other-than-temporary impairments	(478)	(478)	—	—
Portion of loss recognized in OCI (before taxes)	—	—	—	—

Net impairment loss recognized in earnings	(478)	(478)	—	—
Net realized investment gains	2,191	2,191	898	898
Other income	60	60	36	36
General and administrative expenses	—	(10,434)	—	(9,672)
Interest expense	—	(1,684)	—	(1,679)
Income tax (expense) benefit	—	(1,886)	—	4,004

Total	$54,067	$14,204	$48,981	$(4,746)

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2009 and 2008
(10) Related Party Transactions:
The Company entered into an investment management agreement with Mariner Partners, Inc. (“Mariner”) effective October 1, 2002, which was amended and restated on December 6, 2002. Under the terms of this agreement, Mariner manages the Company’s and its subsidiaries, New York Marine And General Insurance Company’s and Gotham Insurance Company’s investment portfolios. Fees to be paid to Mariner are based on a percentage of the investment portfolios as follows: .20% of liquid assets, .30% of fixed maturity investments and 1.25% of limited partnership (hedge fund) and equity security investments. Another of the Company’s subsidiaries, Southwest Marine and General Insurance Company, entered into an investment management agreement, the substantive terms of which are identical to those set forth above, with a subsidiary of Mariner, Mariner Investment Group, Inc. (“Mariner Group”) effective March 1, 2007. William J. Michaelcheck, a Director of the Company, is the Chairman and the beneficial owner of a substantial number of shares of Mariner. George R. Trumbull, a Director of the Company, A. George Kallop, a Director and the President and Chief Executive Officer of the Company, and William D. Shaw, Jr., Vice Chairman and a Director of the Company, are also associated with Mariner. Investment fees incurred under the agreements with Mariner were $1,157,980 and $1,709,577 for the six months ended June 30, 2009 and 2008, respectively.
On April 4, 2008, the Company renewed its consulting agreement (the “Shaw Consulting Agreement”), effective January 1, 2008, with William D. Shaw, Jr., a member of the Company’s Board of Directors and Vice Chairman, pursuant to which Mr. Shaw provided certain consulting services to the Company relating to the Company’s asset management strategy including (i) participating in meetings with rating agencies; (ii) participating in meetings with research analysts; and (iii) certain other investor relations services. Mr. Shaw’s compensation under the Consulting Agreement was $100,000 per year, payable in four equal quarterly payments of $25,000. From January 1, 2008 through June 30, 2008, he was paid $50,000 under the Shaw Consulting Agreement. The Shaw Consulting Agreement terminated on December 31, 2008 and was not renewed for 2009.
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
The Company entered into a consulting agreement with Mr. Trumbull, a member of the Company’s Board of Directors, on June 16, 2008 (the “Trumbull Consulting Agreement”), which was made effective as of May 21, 2008. Pursuant to the terms of this agreement, Mr. Trumbull will performed consulting services in the form of providing assistance to the Company’s Chairman of the Board of Directors as requested in connection with Board matters and to the President and Chief Executive Officer of the Company as he requested in connection with various issues arising in the Company’s operating and risk bearing subsidiaries. Mr. Trumbull’s compensation under the Trumbull Consulting Agreement was $100,000 per year, payable in four equal quarterly payments of $25,000 each, the first of which was paid on August 21, 2008. From January 1, 2009 through June 30, 2009, he was paid $25,000 under the Trumbull Consulting Agreement and is due an additional $25,000. The Company is also obligated to reimburse Mr. Trumbull for all reasonable and necessary expenses incurred in connection with the services he provides under the Trumbull Consulting Agreement. The Trumbull Consulting Agreement is also subject to termination by Mr. Trumbull or the Company on 30 days prior notice. The Company may terminate the Trumbull Consulting Agreement at any time in the event Mr. Trumbull ceases to be a member of the Company’s Board of Directors. The agreement automatically terminates immediately upon the merger or consolidation of the Company into another corporation; the sale of all or substantially all of its assets; its dissolution and/or liquidation; or, the death of Mr. Trumbull. On June 9, 2009 the Company renewed the Trumbull Consulting Agreement for one year, with an effective date of May 21, 2009, but in lieu of cash compensation for his consulting services, the Company awarded Mr. Trumbull an option to purchase 10,000 shares of the Company’s common stock. The exercise price of the shares subject to the option is $15; the option vests on May 21, 2010, and expires on May 21, 2012.
On July 8, 2008, the Company entered into a three-year engagement agreement with Robert G. Simses, the Company’s Chairman of the Board of Directors (the “Simses Engagement Agreement”), effective May 21, 2008 through May 21, 2011. Under the terms of the Simses Engagement Agreement, Mr. Simses is entitled to an annual retainer, payable quarterly, beginning on August 21, 2008, of not less than $150,000, subject to review for increase at the discretion of the Human Resources Committee of the Board of Directors. From January 1, 2009 through June 30, 2009 Mr. Simses was paid $75,000 under the Simses Engagement Agreement. Mr. Simses is also entitled to receive a grant of 30,000 restricted share units as of the effective date of the agreement. These shares vest ratably over the term of the agreement, beginning on May 21, 2009. The Simses Engagement Agreement also provides for reimbursement of reasonable expenses incurred in the performance of Mr. Simses’ duties, and includes provisions governing termination for death, disability, cause, without cause and change of control, which includes payment through the end of the term of the agreement and accelerated vesting of stock unit grants in the event of his termination without cause, for good cause or upon a change of control. At the conclusion of the first year of the Simses Engagement Agreement the Human Resources Committee of the Board of Directors of the Company reviewed its compensation component and determined not to modify its cash compensation component, but recommend to the Board of Directors that it award Mr. Simses an option to purchase 10,000 shares of the Company’s common stock, which it did effective May 21, 2009. The exercise price of the shares subject to the option is $15; the option vests on May 21, 2010, and expires on May 21, 2012.

NYMAGIC, INC.
Notes to Consolidated Financial Statements June 30, 2009 and 2008
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
The Company was previously committed to providing an additional $15.4 million, or a total of approximately $40 million, in capital to Altrion by August 1, 2008. Altrion, however, waived its right to require the Company to contribute its additional capital commitment of $15.4 million and accordingly, the Company’s obligation to make such capital contribution has expired. In addition, the Company withdrew $10 million of its capital from Altrion during July 2008. Withdrawals require one year’s prior written notice to the hedge fund manager. The Company has submitted a redemption notice to Altrion for the full value of its capital account, estimated at $34 million, which will be effective December 31, 2009. The Company is uncertain as to whether cash and/or securities will be received as payment of the redemption proceeds.
Under the provisions of both the Original Agreement and the Amended Agreement, the Mariner affiliated company was entitled to 50% of the net profit realized upon the sale of certain investments held by the Company.
Investment expenses incurred under the Amended Agreement for the six months ended June 30, 2009 and 2008 amounted to $0 and $313,929, respectively. These amounts were based upon the fair value of certain investments held as of June 30, 2009 and 2008, respectively, as well as certain investments sold during the six months ended June 30, 2009 and 2008, respectively. The limited partnership agreements also provide for other fees payable to the manager based upon the operations of the hedge fund. There were no other fees incurred for the six months ended June 30, 2009 and 2008, respectively. The Company is the only limited partner in Altrion and reports its investment using the equity method of accounting. The amounts reported in the balance sheet caption “Limited partnerships” related to Altrion at June 30, 2009 and 2008 were $37 million and $45.1 million, respectively.
As of June 30, 2009, the Company held approximately $67.3 million in limited partnership and limited liability company interests in hedge funds, which are directly or indirectly managed by Mariner.
(11) Legal Proceedings:
The Company previously entered into reinsurance contracts with a reinsurer that is now in liquidation. On October 23, 2003, the Company was served with a Notice to Defend and a Complaint by the Insurance Commissioner of the Commonwealth of Pennsylvania, who is the liquidator of this reinsurer, alleging that approximately $3 million in reinsurance claims paid to the Company in 2000 and 2001 by the reinsurer are voidable preferences and are therefore subject to recovery by the liquidator. The claim was subsequently revised by the liquidator to approximately $2 million. The Company filed Preliminary Objections to Plaintiff’s Complaint, denying that the payments are voidable preferences and asserting affirmative defenses. These Preliminary Objections were overruled on May 24, 2005 and the Company filed its Answer in the proceedings on June 15, 2005. On December 7, 2006 the liquidator filed a motion of summary judgment to which the Company responded on December 19, 2006 by moving for a stay, pending the resolution of a similar case currently pending before the Supreme Court of the Commonwealth of Pennsylvania. During the second quarter of 2009, the Insurance Commissioner of the Commonwealth of Pennsylvania settled, discontinued and ended the case with prejudice, with no liability to the Company.
(12) Subsequent Event:
The Company has evaluated events subsequent to June 30, 2009, and through the consolidated financial statement issuance date of August 6, 2009.
The Company is the beneficiary of a life insurance policy on a former director and current shareholder. The Company expects to receive approximately $7.4 million in the third quarter of 2009 as a result of a death benefit claim that will result in an after tax gain of approximately $3.0 million.

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
In 2008 the Company acquired a book of professional liability business oriented to insurance brokers and agents and also formed MMO Agencies, which focuses on generating additional premium growth through a network of general agents with binding authority subject to underwriting criteria established and monitored by MMO.
Results of Operations
The Company reported net income for the second quarter ended June 30, 2009 of $14.2 million, or $1.65 per diluted share, compared with a net loss of $4.7 million, or $.55 per diluted share, for the second quarter of 2008. The increase in results of operations for the second quarter of 2009 when compared to the same period of 2008 was primarily attributable to stronger investment results from trading activities and limited partnership income and a lower combined ratio.
The Company reported net income for the six months ended June 30, 2009 of $17.7 million, or $2.05 per diluted share, compared with a net loss of $(34.5) million, or $(3.98) per diluted share, for the same period in 2008. The increase in results of operations for the six months ended June 30, 2009 when compared to the same period of 2008 was primarily attributable to realized gains, stronger investment results from trading activities and limited partnership income and a lower combined ratio.
The net income for the second quarter and six months ended June 30, 2009 included tax benefits of $3.3 million or $.38 per diluted share as a result of the partial reversal of the deferred tax valuation allowance previously provided for capital losses.

Shareholders’ equity increased to $187.6 million as of June 30, 2009 compared to $164.1 million as of December 31, 2008. The increase was primarily attributable to net income for the period.
Accumulated other comprehensive income (loss) included in shareholders’ equity as of June 30, 2009 decreased by $(20.4) million to $(23.3) million from $(2.9) million as of December 31, 2008. This includes $(26.1) million attributable to the reclassification from retained earnings to accumulated other comprehensive income (loss) of non-credit investment impairment losses previously recognized in net income on the Company’s residential mortgage backed securities holdings as a result of the adoption of FASB 115-2 in the second quarter of 2009. The adoption of FASB 115-2 had no impact on total shareholders’ equity. The change in accumulated other comprehensive income (loss), in addition to the effect of adopting FASB 115-2, was $5.0 million due to unrealized appreciation in corporate bonds and municipal bonds held as available for sale.
The Company’s gross premiums written, net premiums written and net premiums earned decreased by 1%, 6% and 10%, respectively, for the six months ended June 30, 2009, when compared to the same period of 2008.
Premiums for each segment were as follows:
NYMAGIC Gross Premiums Written By Segment

	Six months ended June 30,			Three months ended June 30,
	2009	2008	Change	2009	2008	Change
	(dollars in thousands)			(dollars in thousands)
Ocean marine	$44,600	$45,557	(2)%	$24,516	$23,316	5%
Inland marine/fire	11,291	8,539	32%	5,095	4,971	2%
Other liability	62,039	65,042	(5)%	20,739	19,268	8%

Subtotal	117,930	119,138	(1)%	50,350	47,555	6%
Runoff lines (Aircraft)	9	58	NM	(74)	13	NM

Total	$117,939	$119,196	(1)%	$50,276	$47,568	6%

NYMAGIC Net Premiums Written By Segment

	Six months ended June 30,			Three months ended June 30,
	2009	2008	Change	2009	2008	Change
	(dollars in thousands)			(dollars in thousands)
Ocean marine	$29,937	$33,744	(11)%	$15,719	$16,190	(3)%
Inland marine/fire	3,776	2,654	42%	1,869	1,413	32%
Other liability	54,739	57,711	(5)%	17,823	16,667	7%

Subtotal	88,452	94,109	(6)%	35,411	34,270	3%
Runoff lines (Aircraft)	(149)	96	NM	(123)	18	NM

Total	$88,303	$94,205	(6)%	$35,288	$34,288	3%

NYMAGIC Net Premiums Earned By Segment

	Six months ended June 30,			Three months ended June 30,
	2009	2008	Change	2009	2008	Change
	(dollars in thousands)			(dollars in thousands)
Ocean marine	$27,425	$36,133	(24)%	$14,137	$18,310	(23)%
Inland marine/fire	2,749	3,201	(14)%	1,567	1,556	—%
Other liability	49,146	48,567	1%	23,460	23,208	1%

Subtotal	79,320	87,901	(10)%	39,164	43,074	(9)%
Runoff lines (Aircraft)	(149)	96	NM	(123)	18	NM

Total	$79,171	$87,997	(10)%	$39,041	$43,092	(9)%

Ocean marine gross premiums written for the six months ended June 30, 2009 decreased by 2%, primarily reflecting reduced volume in the cargo class. The first six months of 2008 reflected $4.9 million in gross cargo premiums arising from one of the Company’s program management agreements which was terminated at the end of 2007. This compared to $0.2 million in gross cargo premiums received during the same period of 2009. Increases were recorded in other ocean marine classes largely due to additional production in the marine liability class and firmer rates in the energy and marine liability classes.
Ocean marine net premiums written and net premiums earned for the six months ended June 30, 2009 decreased by 11% and 24% respectively, when compared to the same period of 2008. Net written and earned premiums for six months ended June 30, 2009 largely reflected the decline in gross cargo premiums written over the past year.
Ocean marine gross premiums written for the three months ended June 30, 2009 increased by 5%, primarily reflecting additional production in the marine liability class and firmer rates in the energy and marine liability classes which was partially offset by a decline in gross cargo premiums arising from one of the Company’s program management agreements which was terminated at the end of 2007. The second quarter of 2009 reflected $0.2 million of such gross cargo premiums as compared to $1.9 million for the same period in 2008. Net written and earned premiums for three months ended June 30, 2009 largely reflected the decline in gross cargo premiums written and additional ceded premiums in the energy class over the past year.
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
Inland marine/fire gross premiums written and net premiums written increased by 32% and 42% for the six months ended June 30, 2009 when compared to the same period of 2008. Net premiums earned for the six months ended June 30, 2009 decreased by 14%. Gross premiums written in the first six months of 2009 reflected increases in production largely relating to property risks written on a nationwide basis. Premiums reflected mildly lower market rates when compared to the prior year. The decrease in net premiums earned reflected decreases in surety and fire premium production from the prior year.
Inland marine/fire gross premiums written and net premiums written increased by 2% and 32% for the three months ended June 30, 2009 when compared to the same period of 2008. Net premiums earned for the three months ended June 30, 2009 was flat when compared to the same period in 2008. Gross premiums written for the three months ended June 30, 2009 reflect increases in production largely relating to inland marine and surety risks. Partially offsetting this increase were declines in production in fire business largely resulting from mild rate decreases. The increase in net premiums written for the three months ended June 30, 2009 resulted from a change in gross premiums mix which resulted in lower premium cessions to reinsurers. Surety premiums are written net of reinsurance and inland marine premiums have a smaller percentage ceded to reinsurers than fire premiums. Net premiums earned reflected increases in production largely relating to property risks written on a nationwide basis which was offset by declines in surety production from the prior year.
Other liability gross premiums written and net premiums written each decreased 5%, respectively, for the six months ended June 30, 2009 when compared to the same period in 2008. Net premiums earned for the six months ended June 30, 2009 increased by 1% when compared to the same period in 2008. The decrease in premiums written is primarily due to declines in excess workers’ compensation, contractors’ liability and commercial auto premiums that resulted from lower production largely as a consequence of reduced construction and commercial activities. Partially offsetting the decrease in gross premiums in 2009 were $4.7 million in premiums written from MMO Agencies which was formed in 2008 to write premiums through a network of general agents with binding authority subject to underwriting criteria established and monitored by the Company.
Other liability gross premiums written and net premiums written increased 8% and 7%, respectively, for the three months ended June 30, 2009 when compared to the same period in 2008. Net premiums earned for the three months ended June 30, 2009 increased by 1% when compared to the same period in 2008. The increase in gross and net premiums written is largely attributable to premiums from MMO Agencies and professional liability that were partially offset by declines in premiums from contractor’s liability. Net premiums earned increased largely as a result of a change in mix of gross premiums in the various classes within other liability.
Net losses and loss adjustment expenses incurred as a percentage of net premiums earned (the loss ratio) was 44.4% for the three months ended June 30, 2009 as compared to 85.6% for the same period of 2008. The loss ratio was 48.0% for the six months ended June 30, 2008 as compared to 71.5% for the same period in 2008. The lower loss ratios in 2009 were partly attributable to a lower current accident year loss ratio in the ocean marine and other liability lines of business and partly attributable to larger amounts of favorable loss reserve development. The ocean marine loss ratio benefited in part due to the non-renewal of certain unprofitable hull business and lower reported current accident year losses. The lower other liability loss ratio was due in part to lower loss estimates used for contractors liability business. Partially offsetting this was a higher loss ratio in the inland marine/fire segment as the prior year’s loss ratios reflected larger amounts of favorable loss reserve development. The larger loss ratios in 2008 were primarily attributable to the resolution of a dispute over reinsurance receivables with a reinsurer as well as a reevaluation of the provision for doubtful reinsurance receivables that resulted in additional losses of $12.4 million, or added 28.8% and 14.1% to the second quarter and six months ended 2008, respectively, overall loss ratios. The decision to resolve a dispute regarding non-core reinsurance receivables and adjust our allowance for other potentially uncollectable non-core reinsurance receivables was related to reinsurance cessions made under a number of reinsurance contracts written from 1978 to 1986.

The Company reported favorable development of prior year loss reserves of $9.3 million and $6.2 million during the first six months and second quarter of 2009, respectively, as a result of favorable reported loss trends arising from the ocean marine and other liability lines of business in 2009, including favorable resolution of large severity claims and lower than expected reporting of claims. In addition, partially contributing to the favorable loss development in 2009 was approximately $2.0 million and $1.8 million in the six months and second quarter ended June 30, respectively, in favorable loss development in the aviation line.
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
Policy acquisition costs as a percentage of net premiums earned (the acquisition cost ratio) for the three months ended June 30, 2009 and June 30, 2008 were 21.8% and 22.1%, respectively. The acquisition cost ratios for the six months ended June 30, 2009 and 2008 were 22.5% and 22.0%, respectively. The slightly lower acquisition cost ratio for the three months ended June 30, 2009 was largely attributable to lower acquisition cost ratios in the ocean marine line due to larger writings and override commissions in the energy class. The slightly higher acquisition cost ratio for the six months ended June 30, 2009 was due in part to the other liability line and in part to the ocean marine line of business, largely resulting from the impact of excess of loss reinsurance costs on the acquisition cost ratio.
General and administrative expenses increased by 11.1% for the six months ended June 30, 2009 when compared to the same period of 2008. Larger expenses were incurred in 2009 to service the growth in the Company’s business operations, including increased staffing from MMO Agencies personnel as well as computer system implementation expenditures.
The Company’s combined ratio (the loss ratio, the acquisition cost ratio and general and administrative expenses divided by net premiums earned) was 93.0% for the three months ended June 30, 2009 as compared to 130.1% for the same period in 2008. The Company’s combined ratio was 96.4% for the six months ended June 30, 2009 as compared to 114.4% for the same period in 2008.
Interest expense of $3.4 million and $1.7 million for the six and three months ended June 30, 2009 was comparable to the same periods of 2008.
Net investment income (loss) for the six months ended June 30, 2009 was $19.7 million as compared to $(8.1) million for the same period of 2008. Net investment income in 2009 reflected increases in income in trading, limited partnerships and commercial loan portfolios. Trading portfolio income of $3.7 million resulted primarily from the fair value changes in municipal obligations. The net investment (loss) for the six months ended June 30, 2008 reflected trading portfolio losses and losses from limited partnerships. Trading portfolio losses of $(11.4) million resulted primarily from the fair value changes in municipal obligations $(0.3) million, preferred stocks $(4.4) million, economic hedged positions $(1.7) million and exchange traded funds $(5.0) million. Income from our investment in Altrion was $3.0 million and $2.5 million for the first six months of 2009 and 2008, respectively. Limited partnership income for the first six months of 2009 increased from the same period of the prior year as a result of higher returns amounting to 7.6% as compared to 1.4% for the same period of 2008. For the first six months of 2009, fixed income hedge fund strategies reported higher returns than the prior year’s comparable period.
Net investment income for the three months ended June 30, 2009 was $13.2 million as compared to $4.9 million for the same period of 2008. Net investment income in 2009 reflected increases in income from trading, limited partnerships and commercial loan portfolios. Trading portfolio income of $0.7 million resulted primarily from the fair value changes in municipal obligations. Income from commercial loans of $1.8 million resulted primarily from the favorable rally in the market for these types of securities during the second quarter of 2009. The net investment income for the three months ended June 30, 2008 reflected income from limited partnerships that was partially offset by trading portfolio losses. Trading portfolio losses of $(0.7) million resulted primarily from the fair value changes in municipal obligations $2.4 million, preferred stocks $(2.2) million, economic hedged positions $2.3 million and exchange traded funds $(3.1) million. Income from our investment in Altrion was $2.9 million and $2.2 million for the second quarter of 2009 and 2008, respectively. Limited partnership income of $8.0 million in the second quarter of 2009 increased from $3.7 million in the prior year’s second quarter as a result of higher returns amounting to 6.8% as compared to 2.0% for the same period of 2008. For the second quarter of 2009, fixed income hedge fund strategies reported higher returns than the prior year’s comparable period.

Investment income (loss), net of investment fees, from each major category of investments was as follows:

	Six months ended		Three months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)

Fixed maturities held to maturity	$1.1	$—	$0.5	$—
Fixed maturities available for sale	4.7	3.7	2.7	1.7
Trading securities	3.7	(11.4)	0.7	(0.7)
Commercial loans	1.9	(0.3)	1.8	0.8
Equity in earnings of limited partnerships	9.2	0.6	8.0	3.7
Short-term investments	0.3	1.5	0.1	0.5

Total investment (loss) income	20.9	(5.9)	13.8	6.0
Investment expenses	(1.2)	(2.2)	(0.6)	(1.1)

Net investment (loss) income	$19.7	$(8.1)	$13.2	$4.9

As of June 30, 2009 and 2008, investments in limited partnerships amounted to approximately $120.2 million and $171.1 million, respectively. The equity method of accounting is used to account for the Company’s limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership hedge fund to results of operations.
As of June 30, 2009 and June 30, 2008 investments in the trading and commercial loan portfolios collectively amounted to approximately $18.0 million and $135.3 million, respectively. Net investment income (loss) for the six months ended June 30, 2009 and 2008 reflected approximately $5.6 million and $(11.7) million, respectively, derived from combined trading portfolio and commercial loan activities before investment expenses. These activities primarily include the trading of commercial loans, municipal obligations, preferred stocks and exchange traded funds. The Company’s trading and commercial loan portfolios are marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of trading and commercial loan investments are also recognized in net investment income.
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
Commission and other income decreased to $127,000 for the six months ended June 30, 2009 from $139,000 for the same period in the prior year.
Net realized investment gains were $1.7 million for the three months ended June 30, 2009 as compared to net realized investment gains of $898,000 for the same period in the prior year. Net realized investment gains were $1.3 million for the six months ended June 30, 2009 as compared to net realized investment losses of $31.4 million for the same period in the prior year. Net realized investment gains in 2009 reflect gains from the sales of municipal bonds and US Treasury securities. Net realized investment losses for the three months ended June 30, 2008 include other-than-temporary Impairment (OTTI) in the fair value of securities amounting to $32.4 million. The OTTI in 2008 was primarily attributable to the decline in the fair value of “super senior” residential mortgage backed securities held by the Company. The decision to write down such securities as of June 30, 2008 was based upon our uncertainty then that we might not hold such securities until their fair value decline was recovered.
Write-downs from (OTTI) in the fair value of securities amounted to $0.5 million for the three months and six months ended June 30, 2009. The OTTI recorded in the three months ended June 30, 2009 was attributable to the Company’s intention to sell certain municipal securities that are not expected to recover their entire amortized cost prior to sale.
Total income tax expense (benefit) amounted to $1.9 million and $(4.0) million, respectively, for the three months ended June 30, 2009 and 2008, respectively. Total income tax expense or benefit as a percentage of income or (loss) before taxes was 11.7% and (45.8%) for the three months ended June 30, 2009 and 2008, respectively. Total income tax expense (benefit) amounted to $3.0 million and $(20.9) million, respectively, for the six months ended June 30, 2009 and 2008, respectively. Total income tax expense or benefit as a percentage of income or (loss) before taxes was 14.4% and (37.7%) for the six months ended June 30, 2009 and 2008, respectively. The lower percentage in 2009 was largely attributable to tax benefits of $3.3 million as a result of the partial reversal of the deferred tax valuation allowance previously provided for capital losses and greater investments in tax exempt municipal bonds.

Liquidity and Capital Resources
Cash and total investments increased from $547.0 million at December 31, 2008 to $612.2 million at June 30, 2009, principally as a result of the fair value increases of its investments and favorable cash flows from operations. The level of cash and short-term investments of $193.2 million at June 30, 2009 reflected the Company’s high liquidity position.
Cash flows provided by operating activities were $43.7 million for the six months ended June 30, 2009 as compared to cash flows used in operating activities of $136.1 million for the same period in 2008. Trading portfolio and commercial loan activities of $13.9 million favorably affected cash flows for the six months ended June 30, 2009 while such activities adversely affected cash flows by $113.6 million for the six months ended June 30, 2009. Trading portfolio activities include the purchase and sale of preferred stocks, municipal bonds and exchange traded funds. Commercial loan activities include the purchase and sale of middle market loans made to commercial companies. As the Company’s trading and commercial loan portfolio balances may fluctuate significantly from period to period, cash flows from operating activities may also be significantly impacted by such activities. Contributing to an increase in operating cash flows, other than trading and commercial loan activities, during the first quarter of 2009 was the collection of premiums and reinsurance recoverable balances. Contributing to a decrease in operating cash flows, other than trading and commercial loan activities, for the first six months of 2008 were the payment of both gross losses in the ocean marine line of business and asbestos and environmental losses, substantially all of which were reinsured.
Cash flows used in investing activities were $61.7 million for the six months ended June 30, 2009 as compared to cash flows provided by investing activities of $40.9 million for the six months ended June 30, 2008. The cash flows for the six months ended June 30, 2009 were adversely impacted by the net purchase of fixed maturity available for sale investments. This resulted primarily from the sale of selected municipal securities and US Treasury securities undertaken to further reposition the Company’s holdings into corporate bonds. Contributing to cash flows from investing activities for the six months ended June 30, 2008 were the net sale of fixed maturity available for sale investments.
Cash flows provided by financing activities were $124,000 and cash flows used in financing activities were $6.3 million for the six months ended June 30, 2009 and 2008, respectively. In 2009, cash inflows from the proceeds, including tax benefits, of stock issuances were partially offset by cash dividends. In 2008, a substantial portion of the use of cash flows was attributable to the repurchase of the Company’s common stock.
On May 21, 2009, the Company declared a dividend of four (4) cents per share to shareholders of record on June 30, 2009, payable on July 7, 2009. On March 6, 2009, the Company declared a dividend to shareholders of four (4) cents per share amounting to $337,000, payable on April 7, 2009 to shareholders of record on March 31, 2009. On May 21, 2008, the Company declared a dividend of eight (8) cents per share to shareholders of record on June 30, 2008, payable on July 8, 2008. On March 5, 2008, the Company declared a dividend of eight (8) cents per share amounting to $697,000 to shareholders of record on March 31, 2008, payable on April 3, 2008. The reduction in dividend amount from prior quarters reflected the Company’s cautious economic outlook.
New York Marine and Gotham did not declare any ordinary dividends to the Company during the first six months of 2009 and 2008, respectively.
Under the NYMAGIC, INC. Amended and Restated 2004 Long-Term Incentive Plan (the “LTIP”), the Company granted 8,000 restricted share units, and up to 49,000 performance share units and 100,000 stock options to the President and Chief Executive Officer during the six months ended June 30, 2009. The market price per share and option price per share on the grant date of the stock options were $9.88 and $15.00 per share, respectively. The Company also granted 30,000 stock options to certain directors. The market price per share equaled the option price per share on the grant date of the stock options which ranged from $12.41 to $15.00 per share, respectively.
Under the LTIP, the Company granted 61,500 restricted share units (“RSUs”) to the Chairman of the Board of Directors and other officers and employees of the Company with an aggregate grant date fair value of approximately $1,380,000 during the six months ended June 30, 2008.
Under the NYMAGIC, INC. non-qualified 2002 Stock Option Plan, 10,000 stock options were awarded to a Director during the six months ended June 30, 2008.
Under the Common Stock Repurchase Plan, the Company may purchase up to $75 million of the Company’s issued and outstanding shares of common stock on the open market. During the first six months of 2008, there were 228,200 shares repurchased at a total cost of approximately $4.9 million. There were no repurchases of the Company’s common stock during the first six months of 2009.
Premiums and other receivables, net increased to $36.0 million as of June 30, 2009 from $23.4 million as of December 31, 2008, primarily as a result of excess workers’ compensation gross writings, which are substantially written during the first half of the calendar year.
Deferred income taxes at June 30, 2009 decreased to $29.9 million from $35.5 million at December 31, 2008, primarily due to reductions in deferred tax benefits arising from the increase in the fair value of investments including a reduction of $3.3 million in the valuation allowance account. Management believes the Company’s total deferred tax asset, net of the recorded valuation allowance account, as of June 30, 2009 will more-likely-than-not be fully realized.

Reserve for unearned premiums increased to $98.1 million as of June 30, 2009 from $83.4 million as of December 31, 2008, primarily as a result of excess workers’ compensation gross writings, which are substantially written during the first half of the calendar year and increases in ocean marine premiums during the second quarter of 2009.
Reinsurance receivables on paid balances, net at June 30, 2009, decreased to $20.9 million from $28.4 million at December 31, 2008 largely as a result of the collection of reinsurance balances on gross losses paid on prior year hurricane claims.
Property, improvements and equipment, net at June 30, 2009, increased to $12.7 million from $10.0 million at December 31, 2008 largely as a result of capitalized expenditures relating to information technology infrastructure initiatives.
Other liabilities at June 30, 2009 increased to $35.1 million from $25.8 million at December 31, 2008 primarily due to the amounts owed to the MMO insurance pools.
Investments
A summary of the Company’s investment portfolio components at June 30, 2009 and December 31, 2008 is presented below:

	June 30, 2009	Percent	December 31, 2008	Percent

Fixed maturities held to maturity (amortized cost):
Residential mortgage-backed securities	$58,896,440	9.62%	$61,246,212	11.20%

Total fixed maturities held to maturity	$58,896,440	9.62%	$61,246,212	11.20%

Fixed maturities available for sale (fair value):
U.S. Treasury securities	$11,632,377	1.9%	$40,783,969	7.46%
Municipal obligations	113,803,665	18.59%	90,483,461	16.54%
Corporate securities	96,402,044	15.75%	13,710,996	2.51%

Total fixed maturities available for sale	$221,838,086	36.24%	$144,978,426	26.51%

Fixed maturities trading (fair value):
Municipal obligations	$13,748,400	2.25%	$17,399,090	3.18%

Total fixed maturities trading	$13,748,400	2.25%	$17,399,090	3.18%

Total fixed maturities	$294,482,926	48.11%	$223,623,728	40.89%

Equity securities trading (fair value):
Preferred stock	$—	0.00%	$11,822,620	2.16%

Total equity securities	$—	0.00%	$11,822,620	2.16%

Cash and short-term investments	193,147,844	31.55%	185,921,881	33.99%

Total fixed maturities, equity securities, cash and short-term investments	$487,630,770	79.66%	$421,368,229	77.04%

Commercial loans (fair value)	4,287,759	0.70%	2,690,317	0.49%
Limited partnership hedge funds (equity)	120,239,483	19.64%	122,927,697	22.47%

Total investment portfolio	$612,158,012	100.00%	$546,986,243	100.00%
As of June 30, 2009, 94.0% of the carrying value of the Company’s fixed income and short-term investment portfolios were considered investment grade by S&P.

Details of the residential mortgage-backed securities portfolio as of June 30, 2009, including publicly available qualitative information, are presented below:

				Weighted	Average
				Average	FICO		Credit
				Loan to	Credit	Delinquency	Support
				Value %	Score	Rate	Level	S&P	Moody’s
Security description	Issue date	Amortized cost	Fair value	(1)	(2)	(3)	(4)	Rating	Rating
AHMA 2006-3	7/2006	$11,913,974	$7,670,198	86.0	705	38.9	44.3	AAA	Caa1
CWALT 2005-69	11/2005	7,530,934	6,165,483	81.9	698	44.9	48.8	BB	Ba3
CWALT 2005-76	12/2005	7,433,263	5,476,249	82.7	700	47.2	49.7	B	B2
RALI 2005-QO3	10/2005	7,512,854	4,783,564	81.7	705	36.6	46.4	AAA	B1
WaMu 2005-AR17	12/2005	6,396,945	5,565,519	75.0	714	25.4	51.2	AAA	A1
WaMu 2006-AR9	7/2006	8,901,194	5,600,806	75.5	730	25.3	26.2	B	Ba1
WaMu 2006-AR13	9/2006	9,207,276	5,794,968	76.3	728	26.8	26.9	AA	B3

		$58,896,440	$41,056,787

(1)	The dollar-weighted average amortized loan-to-original value of the underlying loans at July 25, 2009.

(2)	Average original FICO of remaining borrowers in the loan pool at July 25, 2009.

(3)	The percentage of the current outstanding principal balance that is more than 60 days delinquent as of July 25, 2009. This includes loans that are in foreclosure and real estate owned.

(4)	The current credit support provided by subordinate ranking tranches within the overall security structure at July 25, 2009.
The Company has investments in residential mortgage-backed securities (“RMBS”) amounting to $58.9 million at June 30, 2009. These securities are classified as held to maturity after the Company transferred these holdings from the available for sale portfolio effective October 1, 2008. The adjusted cost basis of these securities is based on a determination of the fair value of these securities on the date they were transferred.
The fair value of each RMBS investment is determined under SFAS 157. fair value is determined by estimating the price at which an asset might be sold on the measurement date. There has been a considerable amount of turmoil in the U.S. housing market in 2007, 2008 and 2009, which has led to market declines in such securities. Because the pricing of these investments is complex and has many variables affecting price including, projected delinquency rates, projected severity rates, estimated loan to value ratios, vintage year, subordination levels, projected prepayment speeds and expected rates of return required by prospective purchasers, the estimated price of such securities will differ among brokers depending on these facts and assumptions. While many of the inputs utilized in pricing are observable, many other inputs are unobservable and will vary depending upon the broker. During periods of market dislocation, such as the current market conditions, it is increasingly difficult to value such investments because trading becomes less frequent and/or market data becomes less observable. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods that are more complex. For example, assumptions regarding projected delinquency and severity rates have become increasingly pessimistic due to uncertainties associated with the residential real estate markets. Additionally, there are only a limited number of prospective purchasers of such securities and they demand high expected returns in the current market. This has resulted in lower quotes from securities dealers, who are, themselves, reluctant to position such securities because of financing uncertainties. Accordingly, the dealer quotes used to establish fair value may not be reflective of the expected future cash flows from a security and, therefore, not reflective of its intrinsic value. Additionally, there are government sponsored programs that may affect the performance of the Company’s residential mortgage-backed securities. The Company is uncertain as to the impact these programs will have on fair value on its residential mortgage backed securities. The fair value of such securities at June 30, 2009 was approximately $41.1 million.
The Company performs a cash flow analysis for each of these securities, which attempts to estimate the likelihood of any future impairment. While the Company does not believe there are any other-than-temporary impairments (“OTTI”) currently, future estimates may change depending upon the actual performance statistics reported for each security to the Company. This may result in future charges based upon revised estimates for delinquency rates, severity or prepayment patterns. These changes in estimates may be material. These securities are collateralized by pools of “Alt-A” mortgages, and receive priority payments from these pools. The Company’s securities rank senior to subordinated tranches of debt collateralized by each respective pool of mortgages. The Company has collected all applicable interest and principal repayments on such securities to date. As of July 25, 2009, the levels of subordination ranged from 26.2% to 51.2% of the total debt outstanding for each pool. As of July 25, 2009, delinquencies within the underlying mortgage pools ranged from 25.3% to 47.2% of total amounts outstanding. In June 2008, delinquencies ranged from 8.5% to 28.4%. Delinquency rates are not the same as severity rates, or actual loss, but are an indication of the potential for losses of some degree in future periods. In each case, pool subordination levels by individual security remain in excess of pool delinquency rates as of July 25, 2009.
It is not the Company’s intention nor is it more-likely-than-not to sell the security prior to recovery. Prior to the transfer to the held to maturity classification, the Company incurred cumulative write-downs from OTTI declines in the fair value of these securities, amounting to $40.7 million in 2008. The collection of principal repayments on these securities through June 30, 2009 resulted in approximately $1,556,000 in realized investment gains.

These RMBS investments, as of December 31, 2008, were rated AAA/Aaa by S&P/Moody’s. As of June 30, 2009, these securities are rated B to AAA by S&P and Caa1 to A1 by Moody’s.
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
The Company uses the quoted market prices as fair value for assets classified as Level 1. The Company receives quoted market prices from a third party, a nationally recognized pricing service. Prices are obtained from available sources for market transactions involving identical assets. For the majority of Level 1 investments, the Company receives quoted market prices from an independent pricing service. The Company validates primary source prices by back testing to trade data to confirm that the pricing service’s significant inputs are observable. The Company also compares the prices received from the third party service to other third party sources to validate the consistency of the prices received on securities.
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
All prices provided by primary pricing sources are reviewed for reasonableness, based on the Company’s understanding of the respective market. Prices may then be determined using valuation methodologies such as discounted cash flow models, as well as matrix pricing analyses performed on non-binding quotes from brokers or other market-makers. As of June 30, 2009, the Company utilized cash flow models, matrix pricing and non-binding broker quotes obtained from the primary pricing sources to evaluate the fair value of its RMBS and commercial loan investments. Because pricing of these investments is complex and has many variables affecting price including, delinquency rate, severity rate, loan to value ratios, vintage year, discount rate, subordination levels and prepayment speeds, the price of such securities will differ by broker depending on the weight given to the various inputs. While many of the inputs utilized in pricing are observable, some inputs are unobservable and the weight given these unobservable inputs will vary depending upon the broker. During periods of market dislocation, such as the current market conditions, it is increasingly difficult to value such investments because trading becomes less frequent and/or market data becomes less observable. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods that are more complex. For example, prepayment speeds, delinquency rates and severity rates have become increasingly stressed by brokers due to market uncertainty connected with these types of investments resulting in lower quoted prices. These inputs are used in pricing models to assist the broker in determining a current price for these investments. After considering all of the relevant information at June 30, 2009, the Company adjusted the price received for two of its commercial loan investments. As such, because the establishment of fair valuation is significantly reliant upon unobservable inputs, the Company considers such investments to be in the Level 3 category.
The Company maintains cash and short-term investments of $193.1 million at June 30, 2009, which is more than adequate to meet its immediate liquidity requirements.
Unpaid losses and loss adjustment expenses
Unpaid losses and loss adjustment expenses for each segment were as follows:

	June 30, 2009		December 31, 2008
	Gross	Net	Gross	Net
	(in thousands)		(in thousands)
Ocean marine	$158,381	$95,752	$169,478	$101,830
Inland marine/fire	21,185	7,442	21,057	8,971
Other liability	252,521	212,808	239,026	197,658
Runoff lines (Aircraft)	120,597	24,064	119,189	26,384

Total	$552,684	$340,066	$548,750	$334,843

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
The process of establishing reserves for claims involves uncertainties and requires the use of informed estimates and judgments. Our estimates and judgments may be revised as claims develop and as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. The Company realized $9.3 million in favorable development for the six months ended June 30, 2009 as a result of favorable reported loss trends arising from the ocean marine, inland marine/fire and other liability lines of business. In addition the runoff aircraft class also reported $2.0 million of favorable development for the six months ended June 30, 2009. The Company recorded losses in 2008 from its exposure to offshore oil rigs, cargo interests and property as a result of hurricanes Gustav and Ike. The ultimate gross and net losses resulting from these catastrophes, as well as the reinsurance recoveries attributable to them and applicable reinstatement premium costs, are based upon the Company’s best estimate derived from an evaluation of claims notices received and a review of historic loss development. The low frequency and high severity of the risks we insure make it difficult to assess the adequacy of such loss reserves. As such, the Company’s ultimate liability may change from the amount provided currently. If these reserves or reinstatement premium costs are insufficient to cover our actual losses and loss adjustment expenses, we would have to augment our liabilities and incur a charge to our earnings. These charges could be material. Other than specifically disclosed herein, there were no significant changes in assumptions made in the evaluation of loss reserves during 2009.
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
The Company maintains reserves for the future payment of losses and loss adjustment expenses with respect to both case (reported) and IBNR (incurred but not reported) losses under insurance policies issued by the Company. IBNR losses are those losses, based upon historical experience, industry loss data and underwriter expectations, that the Company estimates will be reported under these policies. Case loss reserves are determined by evaluating reported claims on the basis of the type of loss involved, knowledge of the circumstances surrounding the claim and the policy provisions relating to the type of loss. Case reserves can be difficult to estimate depending upon the class of business, claim complexity, judicial interpretations and legislative changes that affect the estimation process. Case reserves are reviewed and monitored on a regular basis, which may result in changes (favorable or unfavorable) to the initial estimate until the claim is ultimately paid and settled. Unpaid losses with respect to asbestos/environmental risks are difficult for management to estimate and require considerable judgment due to the uncertainty regarding the significant issues surrounding such claims. Unpaid losses with respect to catastrophe losses, such as hurricanes Katrina and Rita that occurred in 2005 and hurricanes Ike and Gustav in 2008, are also difficult to estimate due to the high severity of the risks we insure. Unpaid losses and loss adjustment expenses amounted to $552.7 million and $548.7 million at June 30, 2009 and December 31, 2008, respectively. Unpaid losses and loss adjustment expenses, net of reinsurance amounted to $340.1 million and $334.8 million at June 30, 2009 and December 31, 2008, respectively. Management continually reviews and updates the estimates for unpaid losses, and any changes resulting therefrom are reflected in operating results currently. The potential for future adverse or favorable loss development is highly uncertain and subject to a variety of factors including, but not limited to, court decisions, legislative actions and inflation.
The allowance for doubtful accounts is based on management’s review of amounts due from insolvent or financially impaired companies. Allowances are estimated for both premium receivables and reinsurance receivables. Management continually reviews and updates such estimates for any changes in the financial status of companies. The allowance for doubtful accounts for both premiums and reinsurance receivables amounted to $17.3 million and $21.7 million at June 30, 2009 and December 31, 2008, respectively. The decrease in the allowance was primarily the result of the settlement of disputed balances with reinsurers and the reevaluation of the remaining reserve for doubtful accounts.
Impairment of investments, included in realized investment gains or losses, results from declines in the fair value of investments which are considered by management to be other-than-temporary. Management reviews investments for impairment based upon specific criteria that include the duration and extent of declines in fair value of the security below its cost or amortized cost. The Company performs a qualitative and quantitative review of all securities in a loss position in order to determine if any impairment is considered to be other-than-temporary. The Company also reviews all securities with any rating agency declines during the reporting period. This review includes considering the effect of rising interest rates, credit losses and the Company’s intent to sell impaired securities in the foreseeable future to recoup any losses. In addition to subjecting its securities to the objective tests of percent declines in fair value and downgrades by major rating agencies, when it determines whether declines in the fair value of its securities are other-than-temporary, the Company also considers the facts and circumstances that may have caused the declines in the value of such securities. As to any specific security, it may consider general market conditions, changes in interest rates, adverse changes in the regulatory environment of the issuer, the duration for which the Company expects to hold the security and the length of any forecasted recovery. Approximately $0.5 million and $32.4 million were charged to results from operations for the six months ended June 30, 2009 and 2008, respectively, resulting from fair value declines considered to be other-than-temporary. Gross unrealized gains and losses on fixed maturity investments available for sale amounted to approximately $3.9 million and $(0.7) million, respectively, at June 30, 2009. Gross unrealized gains and losses on fixed maturity investments available for sale amounted to approximately $2.5 million and $(6.9) million, respectively, at December 31, 2008. The Company believes the unrealized losses are temporary and result from changes in market conditions, including interest rates or sector spreads.
The Company utilizes the equity method of accounting to account for its limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership to net investment income in results of operations. Net investment income (loss) derived from investments in limited partnerships amounted to $9.2 million and $0.6 million for the six months ended June 30, 2009 and 2008, respectively. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” with respect to market risks associated with investments in limited partnership hedge funds.
The Company maintained a trading portfolio and commercial loan portfolio at June 30, 2009 consisting of municipal obligations, and commercial loans. These investments are marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of such securities are also recognized in net investment income. The Company recorded $5.6 million and $(11.7) million in combined net trading portfolio and commercial loan portfolio income (loss) before expenses for the six months ended June 30, 2009 and 2008, respectively. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” with respect to market risks associated with investments in illiquid investments.

Reinsurance reinstatement premiums are recorded, as a result of losses incurred by the Company, in accordance with the provisions of our reinsurance contracts. Upon the occurrence of a large severity or catastrophe loss, the Company may be obligated to pay additional reinstatement premiums under its excess of loss reinsurance treaties up to the amount of the original premium paid under such treaties. Reinsurance reinstatement premiums incurred for the six months ended June 30, 2009 and 2008 were $0.2 million and $0.1 million, respectively.
Total stock compensation cost recognized in earnings for all share-based incentive compensation awards was approximately $1.1 million and $1.2 million for the six months ended June 30, 2009 and 2008, respectively.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The investment portfolio has exposure to market risks, which include the effect on the investment portfolio of adverse changes in interest rates, credit quality, hedge fund values, and illiquid securities including commercial loans and residential mortgage-backed securities. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Hedge fund risk includes the potential loss from the diminution in the value of the underlying investment of the hedge fund. Illiquid securities risk includes exposure to the private placement market including its lack of liquidity and volatility in changes in market prices. The only significant change to the Company’s exposure to market risks during the six months ended June 30, 2009 as compared to those disclosed in the Company’s financial statements for the year ended December 31, 2008 related to the interest rate and credit risk associated with an increase in the level of fixed income investments relating to corporate and municipal bonds. The investments in municipal obligations and corporate bonds increased from $121.6 million as of December 31, 2008 to $210.2 million as of June 30, 2009.
At June 30, 2009, the Company held $4.3 million of commercial loans, which consist of loans from middle market companies. The Company has elected to account for such debt instruments utilizing the fair value election under SFAS 159. Accordingly, the changes in the fair value of these debt instruments are recorded in investment income. The markets for these types of investments can be illiquid and, therefore, the price obtained from dealers on these investments is subject to change, depending upon the underlying market conditions of these investments, including the potential for downgrades or defaults on the underlying collateral of the investment. The Company seeks to mitigate market risk associated with such investments by maintaining a small portion of its investment portfolio in such investments. As such, less than 1% of the Company’s investment portfolio is maintained in such investments at June 30, 2009.
The Company increased its investments in municipal obligations and corporate bonds from $121.6 million as of December 31, 2008 to $210.2 million as of June 30, 2009. This resulted primarily from the sale of selected longer duration municipal securities and US Treasury securities undertaken to further reposition the Company’s holdings into corporate bonds and shorter duration municipal bonds. The purchases consisted of investment grade mid term duration securities. The Company seeks to mitigate interest risk of its investment portfolio by properly matching the duration of its assets and liabilities. The Company seeks to mitigate credit risk associated with its portfolio by investing in a diversified portfolio of investment grade securities.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company previously entered into reinsurance contracts with a reinsurer that is now in liquidation. On October 23, 2003, the Company was served with a Notice to Defend and a Complaint by the Insurance Commissioner of the Commonwealth of Pennsylvania, who is the liquidator of this reinsurer, alleging that approximately $3 million in reinsurance claims paid to the Company in 2000 and 2001 by the reinsurer are voidable preferences and are therefore subject to recovery by the liquidator. The claim was subsequently revised by the liquidator to approximately $2 million. The Company filed Preliminary Objections to Plaintiff’s Complaint, denying that the payments are voidable preferences and asserting affirmative defenses. These Preliminary Objections were overruled on May 24, 2005 and the Company filed its Answer in the proceedings on June 15, 2005. On December 7, 2006 the liquidator filed a motion of summary judgment to which the Company responded on December 19, 2006 by moving for a stay, pending the resolution of a similar case currently pending before the Supreme Court of the Commonwealth of Pennsylvania. During the second quarter of 2009, the Insurance Commissioner of the Commonwealth of Pennsylvania settled, discontinued and ended the case with prejudice, with no liability to the Company.
Item 1A. Risk Factors
We rely on our computer equipment, software and technical personnel to accumulate data in order to quote new and existing business, record loss reserves, pay claims and maintain historical statistical information. Any disruption of this process would affect many aspects of our business. Computer risks include hardware failures, software defects, incompatibility of related systems, improper inputs from technical and operational personnel, and functional obsolescence due to the rapid advance of technology and the expanding needs of our business to remain competitive. The Company’s previous date to implement a new computer system was during 2009. As a result of system modifications, the Company intends to implement a new computer system in 2010. In the event that such systems are not deemed to be adequate to conduct the Company’s business, the Company may incur substantial write off charges.
There were no other material changes in the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
The Company held its 2009 annual meeting of shareholders on May 21, 2009. The following matters were voted upon by the Company’s shareholders:
1) Directors. The following persons were elected as Directors of the Board of Directors, each to hold office until the next annual meeting of shareholders to be held in 2009.

	Total votes	Total votes
	for each	withheld for
	director	each director

John R. Anderson	5,314,528	2,091,817
Glenn Angiolillo	7,193,885	212,460
Ronald Artinian	7,193,885	212,460
John T. Baily	7,193,885	212,460
Mark W. Blackman	7,191,208	215,137
Dennis H. Ferro	7,207,863	198,482
David E. Hoffman	5,314,528	2,091,817
A. George Kallop	7,192,608	213,737
William J. Michaelcheck	7,191,198	215,147
William D. Shaw Jr.	7,191,198	215,147
Robert G. Simses	7,191,008	215,337
George R. Trumbull, III	7,191,208	215,137
David W. Young	5,314,528	2,091,817
2) Ratification of Independent Public Accountants. KPMG LLP were ratified as the Company’s independent public accountants for the Company’s fiscal year ending December 31, 2009.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE

7,390,635	10,127	5,583	-0-
Item 5. Other Information
Pursuant to Rule 3-09(b) of Regulation S-X, the Company is required to provide separate financial statements for Altrion Capital, L.P. (“Altrion”) for the year ended December 31, 2008 (the “Altrion Financial Statements”). Altrion is accounted for in the Company’s financial statements under the equity method of accounting. The Company intends to file the Altrion Financial Statements on an amendment to its Form 10-K as soon as practicable.

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

NYMAGIC, INC.
(Registrant)

Date: August 6, 2009	/s/ A. George Kallop
A. George Kallop
President and Chief Executive Officer

Date: August 6, 2009	/s/ Thomas J. Iacopelli
Thomas J. Iacopelli
Executive Vice President and Chief Financial Officer