Form 10-K/A
period 2008-12-31
NYMAGIC INC
filed 2009-08-13
CIK 847431

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.: Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark the registrant is a shell company (as defined in Rule 12b-2 of the Act).: Yes ☐ No ☑
MARKET VALUE
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
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the registrant’s definitive proxy statement relating to its 2009 Annual Meeting of Shareholders filed with the Commission within 120 days after the close of the registrant’s fiscal year.

EXPLANATORY NOTE
NYMAGIC, INC. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K/A”) solely for the purpose of including separate unaudited financial statements of Altrion Capital, L.P. (“Altrion”) for the year ended December 31, 2008, as required by Rule 3-09(b) of Regulation S-X.
This Form 10-K/A amends the Form 10-K solely by the addition of the Altrion financial statements to Part IV, Item 15. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Form 10-K and this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. The following sections of the Form 10-K have been amended by this Form 10-K/A:
Part IV—Item 15—Exhibits, Financial Statement Schedules
This Form 10-K/A has been signed as of a current date and all certifications of the Company’s Chief Executive Officer and Chief Financial Officer are given as of a current date. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Form 10-K for the year ended December 31, 2008, including any amendments to those filings.

PART IV

Item 15. EXHIBITS. FINANCIAL STATEMENT SCHEDULES	iii

SIGNATURES	iv

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

(ii)

NYMAGIC, INC.
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of Amendment No. 1 to this report on Form 10-K:
(2)	Financial Statement Schedules:
(3)	Exhibits: The following exhibits are filed as part of Amendment No. 1 to this report on Form 10-K:

Exhibit
Number	Description

*31.1	Certification of A. George Kallop, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of A. George Kallop, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
The financial statements of Altrion Capital, L.P. are filed under Item 15(c) below.
(b)	The exhibits required to be filed herewith are listed above.

(c)	Financial Statements Schedules: Financial Statements of Altrion Capital, L.P.

(iii)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NYMAGIC, INC. (Registrant)
By:	/s/ Thomas J. Iacopelli
Thomas J. Iacopelli
Executive Vice President, Chief Financial Officer and Treasurer

Date: August 12, 2009

(iv)

FINANCIAL STATEMENTS
(unaudited)
ALTRION CAPITAL, L.P.
December 31, 2008

Altrion Capital, L.P.
STATEMENT OF FINANCIAL CONDITION
(unaudited)
December 31, 2008
(expressed in United States dollars)

ASSETS

Investment in investment entity, at fair value	$29,160,000
Securities owned, at fair value (cost $3,813,177)	3,106,804
Receivable from broker	1,670,345
Other fee receivable	72,875
Accrued interest receivable	36,121

Total assets	$34,046,145

LIABILITIES AND PARTNERS’ CAPITAL

Accrued expenses	$89,270

Partners’ capital	33,956,875

Total liabilities and partners’ capital	$34,046,145

The accompanying notes are an integral part of this statement.

Altrion Capital, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
(unaudited)
December 31, 2008
(expressed in United States dollars)

Quantity		Fair value

	INVESTMENT IN INVESTMENT ENTITY, AT FAIR VALUE (85.87%)
	United States (85.87%)
	Financial (85.87%)
2,000,000	Tiptree Financial Partners, LP (85.87%)	$29,160,000

	TOTAL INVESTMENT IN INVESTMENT ENTITY, AT FAIR VALUE (COST $30,000,000)	$29,160,000

	SECURITIES OWNED, AT FAIR VALUE (9.15%)

	BANK DEBT (9.15%)
	United States (9.15%)
	Communications (1.00%)	$342,296
	Consumer, Cyclical (3.66%)	1,241,813
	Consumer, Noncyclical (2.52%)	855,151
	Energy (1.38%)	467,544
	Financial (0.59%)	200,000

	TOTAL SECURITIES OWNED, AT FAIR VALUE (COST $3,813,177)	$3,106,804

The accompanying notes are an integral part of this schedule.

Altrion Capital, L.P.
STATEMENT OF INCOME
(unaudited)
Year ended December 31, 2008
(expressed in United States dollars)

Investment income
Interest	$1,359,826
Dividends	2,660,000
Other fee income	380,958

Total investment income	4,400,784

Expenses
Management fee	151,701
Interest expense	89,490
Professional fees	80,834

Total expenses	322,025

Net investment income	4,078,759

Realized and unrealized gain (loss) on investments
Net realized loss on securities	(3,177,197)
Net unrealized gain on securities	393,626
Net unrealized loss on swap contracts	(28,000)
Net unrealized loss on investment in entities	(840,000)

Net realized and unrealized loss on investments	(3,651,571)

Net income	$427,188

The accompanying notes are an integral part of this statement.

Altrion Capital, L.P.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
(unaudited)
Year ended December 31, 2008
(expressed in United States dollars)

	General	Limited	Total
	Partner	Partner	capital

Partners’ capital at December 31, 2007	$896,547	$43,365,811	$44,262,358

Capital withdrawals	(732,671)	(10,000,000)	(10,732,671)

Allocation of net income
Pro rata allocation	(6,884)	434,072	427,188

Partners’ capital at December 31, 2008	$156,992	$33,799,883	$33,956,875

The accompanying notes are an integral part of this statement.

Altrion Capital, L.P.
STATEMENT OF CASH FLOWS
(unaudited)
Year ended December 31, 2008
(expressed in United States dollars)

Cash flows from operating activities
Net income	$427,188
Adjustments to reconcile net income to net cash provided by operating activities
Changes in assets and liabilities
Decrease in operating assets
Investment in investment entity, at fair value	840,000
Securities owned, at fair value	1,018,204
Receivable from broker	7,481,193
Other fee receivable	10,244
Accrued interest receivable	1,013,879
(Decrease) in operating liabilities
Accrued expenses	(58,037)

Net cash provided by operating activities	10,732,671

Cash flows from financing activities
Capital withdrawals	(10,732,671)

Net cash used in financing activities	(10,732,671

Net change in cash	—

Cash at beginning of year	—

Cash at end of year	$—

Supplemental disclosures of cash flow information:
Cash paid during the year for Interest	$89,490

The accompanying notes are an integral part of this statement.

Altrion Capital, L.P.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
December 31, 2008
NOTE A — ORGANIZATION
Altrion Capital, L.P. (the “Partnership”), formerly known as Tricadia CDO Fund, L.P. was formed on July 3, 2003, as a Delaware limited partnership and commenced operations on October 1, 2003. The Partnership amended and restated the terms of its limited partnership agreement (the “Partnership Agreement”) effective June 19, 2008 (the “Amendment Date”), to change the name of the Partnership.
Tricadia Capital, LLC the “General Partner”), a Delaware limited liability company, is the General Partner of the Partnership. Tricadia CDO Management, LLC (the “Investment Manager”) is the Investment Manager of the Partnership. The Investment Manager provides administrative and management services to the Partnership and is registered with the Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940. The General Partner and Investment Manager are affiliated with Mariner Investment Group, LLC (“MIG”), a Delaware limited liability company, which is also registered with the Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940.
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
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.
The following are the significant accounting policies adopted by the Partnership:
1.	Investment in Investment Entity, at Fair Value

Investment in investment entity represents ownership in a private investment partnership that is carried at fair value in the statement of financial condition. Such value is based upon, among other things, the Partnership’s proportionate share of the value of the investee entity’s net assets. The Partnership’s risk of loss in this entity is limited to its investment in the investee entity.

Altrion Capital, L.P.
NOTES TO FINANCIAL STATEMENTS (continued)
(unaudited)
December 31, 2008
NOTE B (continued)
2.	Valuation of Investments in Securities at Fair Value

The Partnership adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), effective January 1, 2008. SFAS 157 establishes a hierarchy that prioritizes the inputs to valuation techniques giving the highest priority to readily available unadjusted quoted prices in active markets for identical assets (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements) when market prices are not readily available or reliable. The three levels of hierarchy under SFAS 157 are described below:
Level 1 — Quoted prices in active markets for identical securities.
Level 2 — Other significant observable inputs (including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.).
Level 3 — Prices determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment), unobservable inputs may be used. Unobservable inputs reflect the Partnership’s own assumptions about the factors market participants would use in pricing an investment and would be based on the best information available. Investments that are included in this category generally include private investment funds, certain closed-end funds, etc.
3.	Securities Transactions and Valuation Techniques

Securities transactions are recorded on a trade-date basis. Dividend income is recorded on the ex-dividend date. Interest is accrued when earned.

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

Altrion Capital, L.P.
NOTES TO FINANCIAL STATEMENTS (continued)
(unaudited)
December 31, 2008
NOTE B (continued)
Unrealized gains or losses are credited or charged directly to income.

4.	Income Taxes

Income of the Partnership is allocated to the individual partners for inclusion in their respective tax returns. Accordingly, no provision is made for Federal, state or local income taxes in the accompanying financial statements, nor are any income taxes payable by the Partnership.

5.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
NOTE C — RECENT ACCOUNTING PRONOUNCEMENTS
In December 2008, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.” FSP FIN 48-3 permits an entity within its scope to defer the effective date of FASB Interpretation 48 (“Interpretation 48”), “Accounting for Uncertainty in Income Taxes,” to its annual financial statements for fiscal years beginning after December 15, 2008. The Partnership has elected to defer the application of Interpretation 48 for the year ended December 31, 2008.

Altrion Capital, L.P.
NOTES TO FINANCIAL STATEMENTS (continued)
(unaudited)
December 31, 2008
NOTE D — INVESTMENTS
The following table summarizes the valuation of the Partnership’s investments within the SFAS 157 fair value hierarchy levels as of December 31, 2008:

	Quoted prices	Other
	in active	significant
	markets for	observable	Unobservable	Balance as of
	identical assets	inputs	inputs	December 31,
	Level 1	Level 2	Level 3	2008

Investment in investment entity, at fair value	$—	$—	$29,160,000	$29,160,000
Securities owned, at fair value	—	3,106,804	—	3,106,804

Total	$—	$3,106,804	$29,160,000	$32,266,804

The following table presents a reconciliation of the investment in which significant unobservable inputs (Level 3) were used to determine fair value:

Balance, December 31, 2007	$30,000,000

Purchases (sales), net	—
Transfers in (out) of Level 3	—
Unrealized gains (losses), net	(840,000)
Realized gains (losses), net	—

Balance, December 31, 2008	$29,160,000

Altrion Capital, L.P.
NOTES TO FINANCIAL STATEMENTS (continued)
(unaudited)
December 31, 2008
NOTE E — MANAGEMENT FEE
The Partnership pays the Investment Manager a quarterly management fee (the “Management Fee”), in arrears, equal to 0.375% (approximately 1.50% per annum). During the two-year period extending from the amendment date through the second anniversary thereof, the Management Fee is calculated on the higher of the Limited Partner’s (i) aggregate capital contributions and (ii) capital account value, as of the last day of each month in the fiscal quarter to which the Management Fee relates. After the conclusion of this two-year period, the Management Fee will be calculated against the value of the Limited Partner’s capital account only. If the Limited Partner makes a capital contribution or capital withdrawal other than as of the first day of a fiscal quarter, the Management Fee shall be computed on a pro rata basis for such partial period. In consideration for the Management Fee, the Investment Manager provides investment management and certain administrative services to the Partnership. The Investment Manager has elected to exclude the value of the Partnership’s investment in Tiptree Financial Partners, L.P. (“Tiptree”), a master limited partnership advised by an affiliate of the Investment Manager. For the year ended December 31, 2008, the total Management Fee charged to the Partnership was based on the value of the Limited Partner’s capital account, less the Limited Partner’s pro rata portion of the investment in Tiptree, and amounted to $151,701, of which $5,976 is payable and included in accrued expenses on the statement of financial condition.
NOTE F — SPECIAL ALLOCATION
The General Partner is entitled to receive an incentive allocation (the “Special Allocation”) with respect to the capital account of the Limited Partner generally at the end of each fiscal year. Pursuant to the terms of the Partnership Agreement, the Special Allocation is equal to 25% of the positive performance change allocated to the Limited Partner’s capital account in excess of a noncumulative hurdle rate comprised of the product of the Limited Partner’s capital account, as adjusted for contributions and withdrawals, and the yield on the applicable one-month USD LIBOR rate in effect during the period plus a margin of 2%, excluding income allocated to the Limited Partner’s capital account attributable to other fee income from certain CDOs (see Note G). The calculation of the Special Allocation also excludes income derived from the Tiptree investment.
For the year ended December 31, 2008, there was no Special Allocation charged to the Limited Partner’s capital account and credited to the General Partner’s capital.
NOTE G — RELATED PARTY TRANSACTIONS
An affiliate of MIG provides monthly accounting services to the Partnership. The Partnership is subject to a monthly asset-based fee for such services, which amounted to $40,221 and is included in professional fees on the statement of income for the year ended December 31, 2008, of which $2,544 is payable and is included in accrued expenses on the statement of financial condition.

Altrion Capital, L.P.
NOTES TO FINANCIAL STATEMENTS (continued)
(unaudited)
December 31, 2008
NOTE H — OTHER FEE INCOME
In order to entice the Partnership to purchase equity interests in a CDO, CLO or CRS that is managed or advised by the Investment Manager, any fee received by the Investment Manager for managing such CDO, CLO or CRS, exclusive of any fees paid to MIG, will be shared with the Partnership to enhance the yield of the investment. The amount of fees shared with the Partnership is based on the management fees attributable to the investment multiplied by a fraction, the numerator of which is the amount of equity in an investment held by the Partnership, and the denominator of which is the total amount of equity interests issued. In the event that the Partnership disposes of all or a portion of its equity in such an investment, the portion of management fees to which the Partnership is entitled shall be reduced accordingly as of the date of the disposition. Generally, only in limited circumstances shall the level of fees shared with the Partnership be less than 12.5% of such fees.
Collectively, income from these other fees amounted to $380,958 for the year ended December 31, 2008, of which $72,875 is receivable and is included in other fee receivable on the statement of financial condition.
NOTE I — INVESTMENT IN INVESTMENT ENTITY
The Partnership acquired 2,000,000 limited partnership units of Tiptree in June 2007 at $15.00 per unit, or $30,000,000. Tiptree is a Delaware master limited partnership that seeks to acquire performing and distressed credit assets and related equity instruments and make acquisitions and form joint ventures primarily focused on specialty finance companies and alternative asset managers. The Investment Manager of the Partnership and Tiptree share the same managing members.
NOTE J — RECEIVABLE FROM BROKERS
The receivable from brokers represents funds which have not yet been invested and proceeds from realized securities transactions held by the primary clearing broker, deposits held by the derivative counterparty, and unrealized gains and losses from derivative transactions. These funds, as well as fully paid for and margined securities, are essentially restricted to the extent that they serve as collateral against margin debit balances. During the year ended December 31, 2008, an interest-bearing deposit was placed with a broker acting as counterparty to CDS contracts with the Partnership. Additionally, deposits were placed with warehousing brokers as collateral in accordance with agreements made by the Investment Manager and such brokers in connection with future CDO and CLO offerings that will be managed or advised by the Investment Manager. Under these agreements, the brokers warehouse in their own accounts securities that will ultimately be resold by the brokers to CDO and CLO structures offered to investors. The Investment Manager has directed the Partnership to provide cash collateral as security to the brokers with respect to the securities warehoused by them.

Altrion Capital, L.P.
NOTES TO FINANCIAL STATEMENTS (continued)
(unaudited)
December 31, 2008
NOTE J (continued)
At the conclusion of the warehouse period, the securities are sold to the CDO and CLO structures by the brokers and the cash collateral is returned to the Partnership. In addition, the Partnership receives income with respect to the cash collateral provided. As of December 31, 2008, the Partnership had no cash collateral held by warehousing brokers.
It is the Partnership’s policy to monitor the credit standing of the brokers with whom it conducts business.
NOTE K — FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET AND CREDIT RISK
Market Risk
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
Credit Risk
The Partnership is subject to credit risk at December 31, 2008, as substantially all securities owned are securities held by its primary clearing broker.

Altrion Capital, L.P.
NOTES TO FINANCIAL STATEMENTS (continued)
(unaudited)
December 31, 2008
NOTE L — FINANCIAL HIGHLIGHTS
Financial highlights of the Partnership for the year ended December 31, 2008, are as follows:

Total return (1)
Total return	0.36%

Ratio to average net assets (2)
Net investment income	10.10%
Net realized and unrealized loss on investments	(9.05)
Expenses	(.80)
(1)	Total return represents the change in value of an investment by comparing the aggregate beginning and ending values of the Limited Partner’s capital taken as a whole, adjusted for cash flows related to capital contributions or withdrawals during the year. An individual investor’s return may vary from this return based on the timing of capital transactions.

(2)	Average net assets were derived from the beginning and ending Limited Partner’s capital balance for the year, and annualized, as well as adjusted for cash flows related to the capital contributions and withdrawals during the year. For the year ended December 31, 2008, the average net assets amounted to $40,177,865.

EXHIBIT INDEX

Exhibit
Number	Description

*31.1	Certification of A. George Kallop, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of A. George Kallop, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.