Form 10-Q
period 2009-09-30
NYMAGIC INC
filed 2009-11-09
CIK 847431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2009
Common Stock, $1.00 par value per share	8,442,488 shares

FORWARD—LOOKING STATEMENTS
This report contains certain forward-looking statements concerning the Company’s operations, economic performance and financial condition, including, in particular, the likelihood of the Company’s success in developing and expanding its business. Any forward-looking statements concerning the Company’s operations, economic performance and financial condition contained herein, including statements related to the outlook for the Company’s performance in 2009 and beyond, are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based upon a number of assumptions and estimates which inherently are subject to uncertainties and contingencies, many of which are beyond the control of the Company. Some of these assumptions may not materialize and unanticipated events may occur which could cause actual results to differ materially from such statements. These include, but are not limited to, the cyclical nature of the insurance and reinsurance industry, premium rates, investment results, hedge fund results, the estimation of loss reserves and loss reserve development, uncertainties associated with asbestos and environmental claims, including difficulties with assessing latent injuries and the impact of litigation settlements, bankruptcies and potential legislation, the uncertainty surrounding the losses related to the attacks of September 11, 2001, and those associated with catastrophic hurricanes, the occurrence and effects of wars and acts of terrorism, net loss retention, the effect of competition, the ability to collect reinsurance receivables and the timing of such collections, the availability and cost of reinsurance, the possibility that the outcome of any litigation or arbitration proceeding is unfavorable, the ability to pay dividends, regulatory changes, changes in the ratings assigned to the Company by rating agencies, failure to retain key personnel, the possibility that our relationship with Mariner Partners, Inc. could terminate or change, and the fact that ownership of our common stock is concentrated among a few major stockholders and is subject to the voting agreement, as well as assumptions underlying any of the foregoing and are generally expressed with words such as “intends,” “intend,” “intended,” “believes,” “estimates,” “expects,” “anticipates,” “plans,” “projects,” “forecasts,” “goals,” “could have,” “may have” and similar expressions. These risks could cause actual results for the 2009 year and beyond to differ materially from those expressed in any forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements.

NYMAGIC, INC.
INDEX

Item 1. Financial Statements
NYMAGIC, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Investments:
Fixed maturities:
Held to maturity at amortized cost (fair value $62,131,620 and $42,329,432)	$57,199,582	$61,246,212
Available for sale at fair value (amortized cost $309,140,914 and $149,402,001)	318,036,188	144,978,426
Trading at fair value (amortized cost $0 and $22,203,883)	—	17,399,090
Equity securities — trading at fair value (cost $0 and $15,159,200)	—	11,822,620
Commercial loans at fair value (amortized cost $6,736,458 and $6,907,368)	4,292,444	2,690,317
Limited partnerships at equity (cost $111,648,817 and $98,101,553)	158,798,157	122,927,697
Short-term investments	64,863,945	110,249,779
Cash and cash equivalents	67,891,455	75,672,102

Total cash and investments	671,081,771	546,986,243

Accrued investment income	3,420,445	4,978,920
Premiums and other receivables, net	28,455,773	23,426,525
Receivable for investments disposed	1,571,664	25,415,261
Reinsurance receivables on unpaid losses, net	207,631,304	213,906,569
Reinsurance receivables on paid losses, net	21,456,640	28,429,945
Deferred policy acquisition costs	17,088,852	14,663,710
Prepaid reinsurance premiums	23,087,406	19,225,185
Deferred income taxes	30,481,581	35,514,597
Property, improvements and equipment, net	13,767,979	10,033,489
Other assets	5,403,093	23,895,902

Total assets	$1,023,446,508	$946,476,346

LIABILITIES
Unpaid losses and loss adjustment expenses	$558,764,963	$548,749,589
Reserve for unearned premiums	95,541,752	83,364,396
Ceded reinsurance payable	23,573,807	23,809,871
Notes payable	100,000,000	100,000,000
Payable for securities purchased	5,445,700	—
Dividends payable	749,529	671,059
Other liabilities	32,671,215	25,808,669

Total liabilities	816,746,966	782,403,584

SHAREHOLDERS’ EQUITY
Common stock	15,776,465	15,742,215
Paid-in capital	51,074,740	49,539,886
Accumulated other comprehensive loss	(18,962,171)	(2,875,317)
Retained earnings	246,847,099	189,702,569

	294,736,133	252,109,353
Treasury stock, at cost, 7,333,977 shares	(88,036,591)	(88,036,591)

Total shareholders’ equity	206,699,542	164,072,762

Total liabilities and shareholders’ equity	$1,023,446,508	$946,476,346

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Nine months ended September 30,
	2009	2008
Revenues:
Net premiums earned	$117,676,922	$128,473,249
Net investment income (loss)	34,320,641	(47,539,914)
Total other-than-temporary impairments	(478,407)	—
Portion of loss recognized in OCI (before taxes)	—	—

Net impairment loss recognized in earnings	(478,407)	—
Net realized investment gains (losses)	2,320,323	(46,313,522)
Commission and other income	3,439,012	107,792

Total revenues	157,278,491	34,727,605

Expenses:
Net losses and loss adjustment expenses incurred	57,843,159	90,971,704
Policy acquisition expenses	26,899,347	29,398,298
General and administrative expenses	30,876,796	28,141,458
Interest expense	5,047,269	5,035,860

Total expenses	120,666,571	153,547,320

Income (loss) before income taxes	36,611,920	(118,819,715)
Income tax provision:
Current	4,712,535	(16,064,257)
Deferred	(357,982)	(18,187,590)

Total income tax expense (benefit)	4,354,553	(34,251,847)

Net income (loss)	$32,257,367	$(84,567,868)

Weighted average number of shares of common stock outstanding-basic	8,422,448	8,582,768

Basic earnings (loss) per share	$3.83	$(9.85)

Weighted average number of shares of common stock outstanding-diluted	8,624,267	8,582,768

Diluted earnings (loss) per share	$3.74	$(9.85)

Dividends declared per share	$.14	$.24

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended September 30,
	2009	2008
Revenues:
Net premiums earned	$38,506,255	$40,476,732
Net investment income (loss)	14,577,937	(39,434,923)
Total other-than-temporary impairments	—	—
Portion of loss recognized in OCI (before taxes)	—	—

Net impairment loss recognized in earnings	—	—
Net realized investment gains (losses)	545,780	(14,963,262)
Commission and other income	3,311,542	(31,646)

Total revenues	56,941,514	(13,953,099)

Expenses:
Net losses and loss adjustment expenses incurred	19,831,468	28,080,754
Policy acquisition expenses	9,072,957	10,053,153
General and administrative expenses	10,398,637	9,703,807
Interest expense	1,683,238	1,679,549

Total expenses	40,986,300	49,517,263

Income (loss) before income taxes	15,955,214	(63,470,362)
Income tax provision:
Current	4,353,745	(14,631,113)
Deferred	(2,973,658)	1,234,346

Total income tax expense (benefit)	1,380,087	(13,396,767)

Net income (loss)	$14,575,127	$(50,073,595)

Weighted average number of shares of common stock outstanding-basic	8,431,788	8,405,619

Basic earnings (loss) per share	$1.73	$(5.96)

Weighted average number of shares of common stock outstanding-diluted	8,657,247	8,405,619

Diluted earnings (loss) per share	$1.68	$(5.96)

Dividends declared per share	$.06	$.08

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows provided by operating activities:
Net income (loss)	$32,257,367	$(84,567,868)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for deferred taxes	(357,982)	(18,187,590)
Net realized investment (gain) loss	(2,320,323)	46,313,522
Net impairment loss recognized in earnings	478,407	—
Equity in (earnings) loss of limited partnerships	(20,492,356)	13,963,661
Net amortization from bonds and commercial loans	821,888	148,383
Depreciation and other, net	1,024,857	873,335
Trading portfolio activities	29,217,972	59,832,465
Commercial loan activities	(1,615,100)	1,206,886
Changes in:
Premiums and other receivables	(5,029,248)	(21,387,908)
Reinsurance receivables paid and unpaid, net	13,248,570	33,064,249
Ceded reinsurance payable	(236,064)	(4,046,115)
Accrued investment income	1,558,475	52,367
Deferred policy acquisition costs	(2,425,142)	(1,403,807)
Prepaid reinsurance premiums	(3,862,221)	(976,777)
Other assets	18,492,809	(16,280,516)
Unpaid losses and loss adjustment expenses	10,015,374	4,202,284
Reserve for unearned premiums	12,177,356	6,474,964
Other liabilities	6,862,546	(6,183,971)

Total adjustments	57,559,818	97,665,432

Net cash provided by operating activities	89,817,185	13,097,564

Cash flows used in investing activities:
Held to maturity fixed maturities matured, repaid and redeemed	6,712,876	—
Available for sale fixed maturities acquired	(423,889,045)	(159,465,754)
Available for sale fixed maturities sold	264,735,655	56,849,498
Available for sale fixed maturities matured, repaid and redeemed	—	9,278,880
Capital contributed to limited partnerships	(27,235,000)	(44,859,990)
Distributions and redemptions from limited partnerships	11,856,894	60,092,204
Net sale of short-term investments	45,254,806	—
Receivable for investments disposed and not yet settled	23,843,597	6,876,900
Payable for securities not yet settled	5,445,700	4,903,438
Acquisition of property & equipment, net	(4,759,347)	(5,019,168)

Net cash used in investing activities	(98,033,864)	(71,343,992)

Cash flows provided by (used in) from financing activities:
Proceeds from stock issuance and other	1,569,104	1,787,914
Cash dividends paid to stockholders	(1,133,072)	(2,091,648)
Net purchase of treasury stock	—	(7,653,602)
Payable for treasury stock purchased and not yet settled	—	(1,911,187)

Net cash provided by (used in) financing activities	436,032	(9,868,523)

Net decrease in cash	(7,780,647)	(68,114,951)
Cash and cash equivalents at beginning of period	75,672,102	204,913,343

Cash and cash equivalents at end of period	$67,891,455	$136,798,392

Supplemental disclosures:
Interest paid	$6,501,388	$6,500,055
Net federal income tax received	$9,148,020	$—
The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2009 and 2008
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
Adoption of new accounting pronouncements
In June 2009, the FASB issued ASC 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASC 105”). ASC 105 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with U.S. GAAP. ASC 105 establishes the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not create new accounting and reporting guidance; rather, it reorganizes U.S. GAAP pronouncements into approximately 90 topics within a consistent structure. All guidance contained in the Codification carries an equal level of authority. Relevant portions of authoritative content, issued by the SEC, for SEC registrants, have been included in the Codification. After the effective date of ASC 105, all nongrandfathered, literature not included in the Codification is superseded and deemed nonauthoritative (other than Securities and Exchange guidance for publicly-traded companies). ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 has had no impact on our consolidated financial statements.
Future adoption of new accounting pronouncements
In December 2008, the FASB issued ASC 715, Employers’ Disclosures about Postretirement Benefit Plan Assets. ASC 715 requires an employer to provide certain disclosures about plan assets of its defined benefit pension or other postretirement plans. The disclosures required include the investment policies and strategies of the plans, the fair value of the major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements and a description of significant concentrations of risk in plan assets. ASC 715 is effective for fiscal years ending after December 15, 2009. The adoption of ASC 715 will not have an impact on the Company’s operations, financial position or liquidity.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”). (This pronouncement has not been Codified as of the filing of this report, therefore reference is made to the pre-Codified standard). SFAS 166 amends the derecognition guidance in Statement 140 and eliminates the concept of qualifying special-purpose entities (“QSPEs”). SFAS 166 is effective for fiscal years and interim periods beginning after November 15, 2009. Early adoption of SFAS 166 is prohibited. The Company will adopt SFAS No. 166 during the first quarter of 2010 and has not yet determined the impact adoption will have on its results of operations, financial position or liquidity.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46 (“SFAS 167”), which amends the consolidation guidance applicable to variable interest entities (“VIE“). (This pronouncement has not been Codified as of the filing of this report, therefore reference is made to the pre-Codified standard). An entity would consolidate a VIE, as the primary beneficiary, when the entity has both of the following characteristics: (a) The power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) The obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE is required. SFAS 167 amends interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE. This Statement is effective for fiscal years and interim periods beginning after November 15, 2009. The Company will adopt SFAS No. 167 during the first quarter of 2010 and has not yet determined the impact adoption will have on its results of operations, financial position or liquidity.

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2009 and 2008
In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value. ASU 2009-05 is an amendment of ASC 820, Fair Value Measurements and Disclosures. ASU 2009-05 applies to all entities that measure liabilities at fair value within the scope of ASC 820, Fair Value Measurements and Disclosures. ASU 2009-05 provides guidance on measuring the fair value of liabilities under circumstances in which a quoted price in an active market for the identical liability is not available. ASU 2009-05 is effective for the first interim or annual reporting period beginning after August 28, 2009. The Company will adopt ASU 2009-05 during the fourth quarter of 2009 and has determined ASU 2009-05 will not have a material impact on its financial position or results of operations.
In September 2009, the FASB issued ASU 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2009-12 provides guidance on estimating the fair value of alternative investments when using the net asset value per share provided by the investment entity. The effective date of ASU 2009-12 is for interim and annual periods ending after December 15, 2009, with early adoption permitted. The Company will adopt ASU 2009-12 in the fourth quarter of 2009 and has not yet determined the impact adoption will have on its results of operations, financial position or liquidity.

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2009 and 2008
(2) Investments:
A summary of the Company’s investment portfolio components at September 30, 2009 and December 31, 2008 is presented below:

	September 30, 2009	Percent	December 31, 2008	Percent

Fixed maturities held to maturity (amortized cost):
Residential mortgage-backed securities	$57,199,582	8.53%	$61,246,212	11.20%

Total fixed maturities held to maturity	$57,199,582	8.53%	$61,246,212	11.20%

Fixed maturities available for sale (fair value):
U.S. Treasury securities	$54,877,110	8.18%	$40,783,969	7.46%
Municipal obligations	154,230,914	22.98%	90,483,461	16.54%
Corporate securities	108,928,164	16.23%	13,710,996	2.51%

Total fixed maturities available for sale	$318,036,188	47.39%	$144,978,426	26.51%

Fixed maturities trading (fair value):
Municipal obligations	$—	0.00%	$17,399,090	3.18%

Total fixed maturities trading	$—	0.00%	$17,399,090	3.18%

Total fixed maturities	$375,235,770	55.92%	$223,623,728	40.89%

Equity securities trading (fair value):
Preferred stock	$—	0.00%	$11,822,620	2.16%

Total equity securities	$—	0.00%	$11,822,620	2.16%

Cash and short-term investments	132,755,400	19.78%	185,921,881	33.99%

Total fixed maturities, equity securities, cash and short-term investments	$507,991,170	75.70%	$421,368,229	77.04%

Commercial loans (fair value)	4,292,444	0.64%	2,690,317	0.49%
Limited partnership hedge funds (equity)	158,798,157	23.66%	122,927,697	22.47%

Total investment portfolio	$671,081,771	100.00%	$546,986,243	100.00%

As of September 30, 2009, 94.5% of the carrying value of the Company’s fixed income and short-term investment portfolios were considered investment grade by S&P.
Short-term investments, which have maturity of one year or less from the date of purchase, are carried at amortized cost, which approximates fair value. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s investment in limited partnerships at equity include hedge fund interests in limited partnerships and limited liability companies.

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2009 and 2008
Details of the residential mortgage-backed securities portfolio as of September 30, 2009, including publicly available qualitative information, are presented below:

				Weighted	Average
				Average	FICO		Credit
				Loan to	Credit	Delinquency	Support
				Value %	Score	Rate	Level	S&P	Moody’s
Security description	Issue date	Amortized cost	Fair value	(1)	(2)	(3)	(4)	Rating	Rating
AHMA 2006-3	7/2006	$11,521,788	$11,646,880	85.8	705	39.9	43.4	AA+	Caa1
CWALT 2005-69	11/2005	7,291,385	7,433,475	82.0	699	47.5	48.8	CCC	Ba3
CWALT 2005-76	12/2005	7,215,803	6,180,018	82.5	699	51.1	49.5	CCC	B2
RALI 2005-QO3	10/2005	7,227,789	7,854,855	81.5	704	38.9	45.0	A-	B1
WaMu 2005-AR17	12/2005	6,222,054	7,482,223	74.7	715	28.7	51.0	AAA	A1
WaMu 2006-AR9	7/2006	8,713,422	9,801,677	75.3	731	31.1	25.7	B	Ba1
WaMu 2006-AR13	9/2006	9,007,341	11,732,492	76.1	728	29.8	26.2	AA-	B3

		$57,199,582	$62,131,620

(1)	The dollar-weighted average amortized loan-to-original value of the underlying loans at October 25, 2009.

(2)	Average original FICO of remaining borrowers in the loan pool at October 25, 2009.

(3)	The percentage of the current outstanding principal balance that is more than 60 days delinquent as of October 25, 2009. This includes loans that are in foreclosure and real estate owned.

(4)	The current credit support provided by subordinate ranking tranches within the overall security structure at October 25, 2009.
The Company has investments in residential mortgage-backed securities (“RMBS”) amounting to $57.2 million at September 30, 2009. These securities are classified as held to maturity after the Company transferred these holdings from the available for sale portfolio effective October 1, 2008. Upon acquisition of the RMBS portfolio and prior to October 1, 2008, the Company was uncertain as to the duration for which it would hold the RMBS portfolio and appropriately classified such securities as available for sale. As a result of the increasing market uncertainty surrounding the projected cash flows on these securities, as well as the widely disparate estimated prices of such securities among brokers depending on facts and assumptions utilized, we developed a process to perform an extensive analysis of the underlying structure of each RMBS in order to assure ourselves of its collectability. Accordingly, we constructed cash models to estimate the potential for impairment to these securities based upon default rates, severity rates and prepayment speeds consistent with reasonable expectations of their underlying cash flows. These assumptions were further stressed to provide a range of potential outcomes allowing us to assess any impairment. After reviewing the results of the analytical evaluation of the RMBS portfolio, we concluded that the economic or intrinsic value of these securities was not impaired. Additionally, we concluded, on the basis of this analysis, that there were no other-than-temporary impairments to these securities required to be recorded. Accordingly, the Company transferred such securities to the held to maturity classification as we had the intent and the ability to hold such securities to maturity. The Company had never previously transferred securities to held to maturity, but considered this an unprecedented situation brought upon by the financial crisis in the markets. The adjusted cost basis (amortized cost) of these securities is based on a determination of the fair value of these securities on the date they were transferred.
Prior to the transfer to the held to maturity classification, the Company incurred cumulative write-downs from other-than-temporary impairments (“OTTI”) declines in the fair value of these securities, amounting to approximately $40.7 million in 2008. The collection of principal repayments on these securities through September 30, 2009 resulted in approximately $545,000 in realized investment gains and $2.1 million in reductions in unrealized losses.
The Company’s cash flow analysis for each of these securities attempts to estimate the likelihood of any future impairment. While the Company does not believe there are any OTTI currently, future estimates may change depending upon the actual performance statistics reported for each security to the Company. This may result in future charges based upon revised estimates for delinquency rates, severity rates or prepayment patterns. These changes in estimates may be material. These securities are collateralized by pools of “Alt-A” mortgages, and receive priority payments from these pools. The Company’s securities rank senior to subordinated tranches of debt collateralized by each respective pool of mortgages. The Company has collected all applicable interest and principal repayments on such securities to date. As of October 25, 2009, the levels of subordination ranged from 26% to 51% of the total debt outstanding for each pool. Delinquencies within the underlying mortgage pools ranged from 29% to 51% of total amounts outstanding. For comparison purposes, in September 2008, delinquencies ranged from 11.3% to 33.1%, while subordination levels have remained consistent. Delinquency rates are not the same as severity rates, or actual loss, but are an indication of the potential for losses of some degree in future periods.

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2009 and 2008
Under ASC 320, effective April 1, 2009, the Company records any future principal payments received on its RMBS in excess of its carrying amount as credits to other comprehensive income instead of recording the excess in the Company’s income statement. Since April 1, 2009, the Company recorded $2.1 million of principal payments received on its RMBS in excess of its carrying amount as a credit before income taxes to other comprehensive income.
These RMBS investments, as of December 31, 2008 were rated AAA/Aaa by S&P/Moody’s. As of September 30, 2009, these securities are rated CCC to AAA by S&P and Caa1 to A1 by Moody’s.
The fair value of each RMBS investment is based on the framework established in ASC 820 (See Note 3). Fair value is determined by estimating the price at which an asset might be sold on the measurement date. There has been a considerable amount of turmoil in the U.S. housing market since 2007, which has led to market declines in the Company’s RMBS securities. Because the pricing of these investments is complex and has many variables affecting price including, projected delinquency rates, projected severity rates, estimated loan to value ratios, vintage year, subordination levels, projected prepayment speeds and expected rates of return required by prospective purchasers, the estimated price of such securities will differ among brokers depending on these facts and assumptions. While many of the inputs utilized in pricing are observable, many other inputs are unobservable and will vary depending upon the broker. During periods of market dislocation, such as current market conditions, it is increasingly difficult to value such investments because trading becomes less frequent and/or market data becomes less observable. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods that are more complex. For example, assumptions regarding projected delinquency and severity rates have become very pessimistic due to uncertainties associated with the residential real estate markets. Additionally, there are only a limited number of prospective purchasers of such securities and such purchasers generally demand high expected returns in the current market. This has resulted in lower quotes from securities dealers, who are, themselves, reluctant to position such securities because of financing uncertainties. Accordingly, the dealer quotes used to establish fair value may not be reflective of the expected future cash flows from a security and, therefore, not reflective of its intrinsic value.
As of September 30, 2009, there was substantial variance in RMBS securities prices from different pricing sources. Additionally, to management’s knowledge, there have been very few trades in securities within the Company’s RMBS portfolio. This is consistent with management’s previously established view that the market is dislocated and illiquid. Accordingly, the Company has elected to deviate from quoted prices using a matrix pricing analysis.
The Company used a weighted pricing matrix to determine fair value. The pricing matrix was based on risk profile, qualitative and quantitative data for similar vintage RMBS securities that had recent prices. The securities were evaluated in each of the following 9 categories: sector, collateral, current S&P rating, current credit support, 3 month CDR, 3 month VPR, 1 month loss severity, 60+ delinquencies, and FICO score. The price for each RMBS was based upon the prices of those RMBS securities that had the most similar underlying characteristics to the Company’s RMBS portfolio.
There are government sponsored programs that may affect the performance of the Company’s RMBS and the Company is uncertain as to the impact, if any, these programs will have on their fair value. The fair value of such securities at September 30, 2009 was approximately $62 million.
As a result of the recent downgrades of such securities and in accordance with applicable statutory accounting guidance under SSAP 43R, which became effective September 30, 2009, the Company recorded decreases in the fair value of six of seven of the RMBS securities in its portfolio, resulting in a decline of $29.6 million before applicable taxes, to the Company’s consolidated statutory surplus, which was approximately $187 million as of September 30, 2009.

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2009 and 2008
The gross unrealized gains and losses on fixed maturities held to maturity and available for sale at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009
		OTTI	Amortized	Gross	Gross
	Amortized	Recognized	Cost after	Unrealized	Unrealized	Fair
	Cost	In OCI (a)	OTTI	Gains	Losses	Value
Residential mortgage-backed securities held to maturity	$95,267,425	$(38,067,843)	$57,199,582	$5,967,823	$(1,035,785)	$62,131,620
U.S. Treasury securities available for sale	54,368,401	—	54,368,401	508,709	—	54,877,110
Municipal obligations available for sale	152,001,527	—	152,001,527	2,258,831	(29,444)	154,230,914
Corporate securities available for sale	102,770,986	—	102,770,986	6,157,178	—	108,928,164

Totals	$404,408,339	$(38,067,843)	$366,340,496	$14,892,541	$(1,065,229)	$380,167,808

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
Residential mortgage-backed securities held to maturity	$61,246,212	$—	$(18,916,780)	$42,329,432	$61,246,212
U.S. Treasury securities available for sale	38,917,878	1,866,091	—	40,783,969	40,783,969
Municipal obligations available for sale	97,166,677	220,718	(6,903,934)	90,483,461	90,483,461
Corporate securities available for sale	13,317,446	395,344	(1,794)	13,710,996	13,710,996

Totals	$210,648,213	$2,482,153	$(25,822,508)	$187,307,858	$206,224,638

(a) Effective April 1, 2009, the Company adopted a new accounting standard promulgated by the FASB (ASC 320), which applies to the Company’s investment portfolio. The Company’s total stockholders’ equity was unchanged by adopting this new accounting standard. However, retained earnings were increased by an after tax amount of $26.1 million and accumulated comprehensive income was reduced by the same amount. These changes are attributable to a reclassification in the amount of $40.1 million of non-credit investment impairment losses previously recognized on the Company’s RMBS holdings that are currently being held to maturity. These securities are categorized as non-credit based on the Company’s impairment analysis. The Company will accrete from OCI to the amortized cost of the RMBS over their remaining life in a prospective manner on the basis of the amount and timing of future cash flows. The amount of the accretion since April 1, 2009 was $2.1 million.

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2009 and 2008
Net investment income (loss) from each major category of investments for the periods indicated is as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)
Fixed maturities held to maturity	$1.5	$—	$0.4	$—
Fixed maturities available for sale	7.1	5.6	2.4	1.9
Trading securities	4.5	(37.2)	0.8	(25.8)
Commercial loans	2.1	(0.7)	0.1	(0.4)
Equity in earnings of limited partnerships	20.5	(14.0)	11.3	(14.6)
Short-term investments	0.3	2.2	0.1	0.7

Total investment (loss) income	36.0	(44.1)	15.1	(38.2)
Investment expenses	(1.7)	(3.4)	(0.6)	(1.2)

Net investment (loss) income	$34.3	$(47.5)	$14.5	$(39.4)

Details related to investment income (loss) from commercial loans and trading activities presented in the preceding table are as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)
Interest and dividends earned	$1.0	$8.4	$0.3	$1.5
Net realized losses	(1.0)	(32.2)	(0.7)	(31.0)
Net unrealized appreciation (depreciation)	6.6	(14.1)	1.3	3.3

Total investment income (loss) from commercial loans and trading activities	$6.6	$(37.9)	$0.9	$(26.2)

The following tables summarize all fixed maturity securities in an unrealized loss position at September 30, 2009 and December 31, 2008, disclosing the aggregate fair value and gross unrealized loss for less than as well as more than 12 months:

	September 30, 2009
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Residential mortgage-backed securities held to maturity	$—	$—	$6,180,018	$(1,035,785)	$6,180,018	(1,035,785)
Municipal obligations available for sale	13,659,485	(29,444)	—	—	13,659,485	(29,444)
Corporate securities available for sale	—	—	—	—	—	—

Total temporarily impaired securities	$13,659,485	$(29,444)	$6,180,018	$(1,035,785)	$19,839,503	$(1,065,229)

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2009 and 2008

	December 31, 2008
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Residential mortgage-backed securities held to maturity	$42,329,432	$(18,916,780)	$—	$—	$42,329,432	$(18,916,780)
Municipal obligations available for sale	79,343,141	(6,903,934)	—	—	79,343,141	(6,903,934)
Corporate securities available for sale	100,068	(1,794)	—	—	100,068	(1,794)

Total temporarily impaired securities	$121,772,641	$(25,822,508)	$—	$—	$121,772,641	$(25,822,508)

At September 30, 2009, the Company was holding four fixed maturity securities that were in an unrealized loss position. The Company believes these unrealized losses are temporary, as they resulted from changes in market conditions, including interest rates or sector spreads, and are not considered to be credit risk related. The Company does not intend to sell nor does it expect to be required to sell the securities outlined above.
The amortized cost and fair value of debt securities that are not included in the Company’s Commercial Loans portfolio at September 30, 2009 are shown below by contractual maturity. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in one year or less	$10,766,782	$10,781,045
Due after one year through five years	166,505,980	171,247,456
Due after five years through ten years	112,101,385	115,771,088
Due after ten years	19,766,767	20,236,599

	309,140,914	318,036,188

Residential mortgage-backed securities	57,199,582	62,131,620

Totals	$366,340,496	$380,167,808

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2009 and 2008
The components for net realized gains (losses) for the nine months and third quarter ended September 30, 2009 and 2008 are as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)
Realized gains (losses) on investments:
Fixed maturities gains	$4.8	$1.5	$1.0	$0.4
Fixed maturities losses	(2.4)	(1.8)	(0.5)	(1.8)
Fixed maturities impairments	(0.5)	(46.0)	—	(13.6)
Short-term investments	(0.1)	—	—	—

Net realized investment gains (losses)	$1.8	$(46.3)	$0.5	$(15.0)

Proceeds from redemptions in investments held to maturity or disposals of investments available for sale for the nine months ended September 30, 2009 and 2008 were $271,448,477 and $66,128,378, respectively. Gross gains of $545,363 were realized on repayments of held to maturity investments for the nine months ended September 30, 2009. Gross gains of $4,284,970 and $85,452 and gross losses of $2,857,388 and $501,569 were realized on sales, maturities, repayments and/or redemptions of available for sale investments for the nine months ended September 30, 2009 and 2008, respectively.
The Company recorded declines it considered OTTI in values of investments of $478,407 and $46,025,472 for the nine months ended September 30, 2009 and 2008, respectively. The Company recorded declines it considered OTTI in values of investments of $0 and $13,629,036 for the three months ended September 30, 2009 and 2008, respectively. Under ASC 320 and ASC 958, “Recognition and Presentation of Other-Than-Temporary Impairments” impairment is considered to be other than temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its amortized cost basis, or (3) does not expect to recover the security’s entire amortized cost basis. The OTTI of $478,407 recognized for the nine months ended September 30, 2009 resulted from the Company’s intention to sell certain municipal securities under circumstances in which those securities are not expected to recover their entire amortized cost prior to sale. Credit impairment occurs under ASC 320 if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security. There were no credit impairments recorded during the three months and nine months ended September 30, 2009. Substantially all of the other-than-temporary declines recorded during the three months and nine months ended September 30, 2008 were from the Company’s RMBS portfolio. The decision to write down such securities was based upon the Company’s uncertainty at September 30, 2008 that such securities would be held until the fair value decline recovered.
The Company maintains a portfolio of municipal bonds that has an average S&P rating of AA. The average S&P rating includes certain municipal bonds that carry the benefit of insurance that provides credit enhancement. Excluding the benefit of this credit enhancement, the portfolio of municipal bonds has an average underlying S&P rating of AA-. The Company purchases municipal bonds with the intent to rely upon the underlying credit rating of the security exclusive of the credit enhancement provided by any financial guarantor.

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2009 and 2008
The following table lists the financial guarantors, as well as the average S&P ratings and the average underlying S&P ratings, excluding the impact of credit enhancement, of the guaranteed municipal bonds in our investment portfolio in which there are a total of 22 municipal securities with a fair value of $112.7 million containing credit enhancements. The Company does not have any investments directly in the following financial guarantors.

	Fair	Average	Average
	Value	S&P	Underlying
Financial Guarantors	(in millions)	Rating	Rating

AMBAC ST GTD	$5.0	AA-	AA-
FGIC	0.3	AAA	AAA
FSA & FSA-CR Ambac	39.6	AAA	AA
Natl-Re	51.7	AA-	AA-
Natl-Re FGIC	16.1	A+	A

Total	$112.7

(3) Fair Value Measurements:
The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in ASC 820. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the ASC 820 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The standard describes three levels of inputs that may be used to measure fair value and categorize the assets and liabilities within the hierarchy:
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

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2009 and 2008
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
All prices provided by primary pricing sources are reviewed for reasonableness, based on the Company’s understanding of the respective market. Prices may then be determined using valuation methodologies such as discounted cash flow models, as well as matrix pricing analyses performed on non-binding quotes from brokers or other market-makers. As of September 30, 2009, the Company utilized cash flow models, matrix pricing and non-binding broker quotes obtained from the primary pricing sources to determine the fair value of its RMBS and commercial loan investments. Because pricing of these investments is complex and has many variables affecting price including, delinquency rate, severity rate, loan to value ratios, vintage year, discount rate, subordination levels and prepayment speeds, the price of such securities will differ by broker depending on the weight given to the various inputs. While many of the inputs utilized in pricing are observable, some inputs are unobservable and the weight given these unobservable inputs will vary depending upon the broker. During periods of market dislocation, such as the current market conditions, it is increasingly difficult to value such investments because trading becomes less frequent and/or market data becomes less observable. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods that are more complex. For example, prepayment speeds, delinquency rates and severity rates have become increasingly stressed by brokers due to market uncertainty connected with these types of investments resulting in lower quoted prices. These inputs are used in pricing models to assist the broker in determining a current price for these investments. After considering all of the relevant information at September 30, 2009, the Company adjusted the price received for two commercial loan investments. The Company considers such investments to be in the Level 3 category because the establishment of fair valuation is significantly reliant upon unobservable inputs.
The following are the major categories of assets measured at fair value on a recurring basis for the period ended September 30, 2009, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1:
	Quoted
	Prices in	Level 2:
	Active	Significant	Level 3:
	Markets for	Other	Significant	Total at
	Identical	Observable	Unobservable	September 30,
	Assets	Inputs	Inputs	2009

Fixed maturities available for sale	$54,877,110	$263,159,078	$—	$318,036,188
Commercial loans	—	—	4,292,444	4,292,444

Total	$54,877,110	$263,159,078	$4,292,444	$322,328,632

The investments classified as Level 3 in the above table consist of commercial loans, for which the Company has determined that quoted market prices of similar investments are not determinative of fair value. Since the broker quotes do not reflect current market information from actual transactions, the Company has elected to deviate from quoted prices using a matrix pricing analysis. The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs during the nine months and three months ended September 30, 2009.

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2009 and 2008

	Nine months ended		Three months ended
	September 30, 2009		September 30, 2009
	Commercial		Commercial
	Loans	Total	Loans	Total

Beginning balance	$2,690,317	$2,690,317	$4,287,759	$4,287,759

Total unrealized gains or losses:
Included in earnings (or changes in net assets)	1,773,037	1,773,037	42,511	42,511
Included in other comprehensive income	—	—	—	—

Purchases, sales, maturities, repayments, redemptions and amortization	(170,910)	(170,910)	(37,826)	(37,826)

Transfers from Level 3	—	—	—	—
Transfers to Level 3

Ending balance	$4,292,444	$4,292,444	$4,292,444	$4,292,444

There were no investments classified as Level 3 for the nine months and three month periods ending September 30, 2008.
The Company elected the fair value option for approximately $8.3 million in commercial loans upon its adoption of ASC 825 effective January 1, 2008. The ASC 825 adoption did not have an impact on the Company’s results of operations, financial position or liquidity. The Company utilized the fair value election under ASC 825 for all of its $10.3 million of commercial loan purchases during the first three months of 2008. Management believes that the use of the ASC 825 fair value option to record commercial loan purchases was consistent with its trading objective for such investments. Accordingly, the entire commercial loan portfolio of $4.3 million at September 30, 2009 was recorded at fair value. The amortized cost of the commercial loan portfolio at September 30, 2009 was $6.7 million. All loans are current with respect to interest payments. The Company did not utilize the fair value election under ASC 825 for any investment purchases during the first nine months of 2009.
The changes in the fair value of these debt instruments were recorded in investment income. Investment income for the nine months ended September 30, 2009 reflected no realized gains or losses from sales and repayments, unrealized losses from fair value changes of $1,773,037 and interest income earned of $277,865. Investment income for the nine months ended September 30, 2008 reflected realized losses from repayments of $52,039, unrealized losses from fair value changes of $1,604,201 and interest income earned of $988,563.
(4) Income Taxes:
The Company files tax returns subject to the tax regulations of federal, state and local tax authorities. A tax benefit taken in the tax return but not in the financial statements is known as an “unrecognized tax benefit.” The Company had no unrecognized tax benefits at either September 30, 2009 or September 30, 2008. The Company’s policy is to record interest and penalties related to unrecognized tax benefits to income tax expense. The Company did not incur any interest or penalties related to unrecognized tax benefits for each of the nine month periods ended September 30, 2009 and 2008.
The Company is subject to federal, state and local examinations by tax authorities for tax year 2006 and subsequent. The Company had federal, state and local deferred tax assets amounting to potential future tax benefits of approximately $30.5 million and $35.5 million at September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009, the Company has recorded a valuation allowance of $11.6 million with respect to the uncertainty in the realization of capital loss carryforwards. The Company considered various tax planning strategies to support the recoverability of existing deferred income taxes for capital loss carryforwards. This included an analysis of the timing and availability of unrealized positions in the fixed income maturity portfolio. The Company recorded tax benefits of $5.9 million for the nine months ended September 30, 2009 as a result of the partial reversal of the deferred tax valuation allowance previously provided for capital losses. This resulted from realized and unrealized capital gains in the investment portfolio during the first nine months of 2009. Management believes the deferred tax asset, net of the recorded valuation allowance account, as of September 30, 2009 will more-likely-than-not be fully realized.

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2009 and 2008
(5) Comprehensive Income
The Company’s comparative comprehensive income is as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)
Net income (loss)	$32,257	$(84,568)	$14,575	$(50,074)
Other comprehensive (loss) income, net of deferred taxes:
Unrealized holding (losses) gains on securities, net of deferred tax expense (benefit) of $5,306, $(18,175), $2,197 and $(9,183)	9,854	(33,753)	4,079	(17,054)
Noncredit component of other than temporarily impaired securities (a):
Held-to-maturity, net of deferred tax (benefit) of $(14,053), $0, $0 and $0	(26,099)	—	—	—
Accretion of noncredit portion of impairment on held-to-maturity, net of deferred tax expense of $729, $0, $376 and $0	1,355	—	698	—
Less : reclassification adjustment
for gains (losses) realized in net income, net of tax expense (benefit) of 812, $(16,210), $191 and $(5,237)	1,508	(30,104)	355	(9,726)
Less : reclassification adjustment
for impairment (losses) recognized in net income, net of tax (benefit) of $(167), $0, $0 and $0	(311)	—	—	—

Other comprehensive (loss) income	(16,087)	(3,649)	4,422	(7,328)

Comprehensive (loss) income	$16,170	$(88,217)	$18,997	$(57,402)

(a)	See Note 2 “Investments” for a discussion of the impact the adoption of ASC 320 had on the Company’s financial condition, results of operations or liquidity.
6) Common Stock Repurchase Plan:
Under the Common Stock Repurchase Plan, the Company may purchase up to $75 million of the Company’s issued and outstanding shares of common stock on the open market. During the first nine months of 2008, there were 368,900 shares repurchased at a total cost of approximately $7.7 million. There were no repurchases of the Company’s common stock during the first nine months of 2009.

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2009 and 2008
(7) Earnings per share:
Reconciliations of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for each of the periods reported herein are presented below:

	Nine months ended September 30,
	2009			2008
		Weighted			Weighted
		Average			Average
	Net	Shares		Net	Shares
	Income	Outstanding	Per	Loss	Outstanding	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
	(In thousands, except for per share data)
Basic EPS	$32,257	8,422	$3.83	$(84,568)	8,583	$(9.85)
Effect of dilutive securities:
Equity awards and purchased options	—	202	$(.09)	—	—	—

Diluted EPS	$32,257	8,624	$3.74	$(84,568)	8,583	$(9.85)

	Three months ended September 30,
	2009			2008
		Weighted			Weighted
		Average			Average
	Net	Shares		Net	Shares
	Income	Outstanding	Per	Loss	Outstanding	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
	(In thousands, except for per share data)
Basic EPS	$14,575	8,432	$1.73	$(50,074)	8,406	$(5.96)
Effect of dilutive securities:
Equity awards and purchased options	—	225	$(.05)	—	—	—

Diluted EPS	$14,575	8,657	$1.68	$(50,074)	8,406	$(5.96)

(8) Share Based Incentive Compensation Plans:
The Company maintains three share-based incentive compensation plans (the “Plans”) for employees and directors. A presentation of awards granted under the Plans at September 30, 2009 follows:
2004 Long-Term Incentive Plan:

			Weighted
			Average
		Aggregate	Grant Date
	Number of	Fair	Fair Value
Restricted and Deferred Share Units	Shares	Share	Per Share

Outstanding, end of period	260,949	$4,503,978	$25.53

Nonvested, end of period	83,300	$1,437,758	$27.51

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2009 and 2008
As of September 30, 2009, there was approximately $2,004,000 of unrecognized compensation cost related to restricted and deferred share units, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.7 years.
1991, 2002 and 2004 Stock Option Plans:

		Weighted	Weighted
		Average	Average
		Exercise	Contractual	Aggregate
	Number of	Price	Life	Intrinsic
Shares Under Option	Shares	Per Share	Remaining	Value

Outstanding, end of period	304,950	$15.72	3.3 years	$—

Exercisable, end of period	159,950	$16.03	3.3 years	$—

As of September 30, 2009, there was approximately $350,000 of unrecognized compensation cost related to stock options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.7 years.
The total compensation cost recognized in results of operations for all share-based incentive compensation awards was approximately $1,647,000 and $1,803,000 for the nine months ended September 30, 2009 and 2008, respectively. The related tax benefit recognized in results of operations was approximately $577,000 and $631,000 for the nine months ended September 30, 2009 and 2008, respectively.
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
In connection with the Kallop Employment Agreement, the Company entered into a Performance Share Award Agreement (the “Kallop Award Agreement”) with Mr. Kallop on the same date. Under the terms of the Kallop Award Agreement, the aforementioned performance share units will be earned for each of the two one-year performance periods based on predetermined market price targets of the daily closing price of the Company’s common stock in each of the requisite performance periods. The performance share units award is contingent upon the satisfaction of certain market conditions relating to the fair market value of the Company’s common stock. Depending on the performance of the Company’s common stock for each of the years ended December 31, 2009 and 2010 an award may be issued up to 12,000 performance share units per year upon the achievement of certain predetermined share closing price requirements. The fair value of the performance share award has been estimated as of the initial grant-date using a Monte Carlo Simulation. The inputs for expected dividends, expected volatility, expected term and risk-free interest rate used in the calculation of the grant-date fair value of this award were 1.67%, 79.6%, 3 years and 0.37% for 2009 performance period and 1.67%, 63.4%, 4 years and 0.76% for 2010 performance period, respectively. Pursuant to the completion of the 2009 and 2010 annual performance periods, performance shares for each year, will vest on the second anniversary of the last day of the applicable performance period, provided that the executive is employed by the Company on that date.

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2009 and 2008
(9) Nature of Business and Segment Information:
The Company’s subsidiaries include three insurance companies and three insurance agencies. These subsidiaries underwrite commercial insurance in three major lines of business. The Company considers ocean marine, inland marine/fire and other liability as appropriate segments for purposes of evaluating the Company’s overall performance. A final segment includes the runoff operations in the aircraft business. The Company ceased writing any new policies covering common carrier aircraft risks subsequent to March 31, 2002, although in October 2009 it began to write policies on small, non-common carrier aircraft. The Company evaluates revenues and income or loss by the aforementioned segments. Revenues include premiums earned and commission income. Income or loss includes premiums earned and commission income less the sum of losses incurred and policy acquisition costs.
The financial information by segment is as follows:

	Nine months ended September 30,
	2009		2008
	(in thousands)
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)
Ocean marine	$39,756	$22,576	$51,468	$19,920
Inland marine/fire	4,078	1,405	4,590	(952)
Other liability	74,055	6,826	72,432	(10,227)
Runoff lines (Aircraft)	(63)	2,277	19	(603)

Subtotal	117,826	33,084	128,509	8,138

Net investment income (loss)	34,799	34,799	(47,540)	(47,540)
Total other-than-temporary impairments	(478)	(478)	—	—
Portion of loss recognized in OCI (before taxes)	—	—	—	—

Net impairment loss recognized in earnings	(478)	(478)	—	—
Net realized investment gains (losses)	1,842	1,842	(46,314)	(46,314)
Other income	3,289	3,289	73	73
General and administrative expenses	—	(30,877)	—	(28,141)
Interest expense	—	(5,047)	—	(5,036)
Income tax (expense) benefit	—	(4,355)	—	34,252

Total	$157,278	$32,257	$34,728	$(84,568)

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2009 and 2008

	Three months ended September 30,
	2009		2008
	(in thousands)
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)
Ocean marine	$12,367	$8,684	$15,291	$4,286
Inland marine/fire	1,329	1,087	1,390	(2,319)
Other liability	24,811	(320)	23,864	636
Runoff lines (Aircraft)	86	238	(77)	(270)

Subtotal	38,593	9,689	40,468	2,333

Net investment income	14,578	14,578	(39,435)	(39,435)
Total other-than-temporary impairments	—	—	—	—
Portion of loss recognized in OCI (before taxes)	—	—	—	—

Net impairment loss recognized in earnings	—	—	—	—
Net realized investment gains	546	546	(14,963)	(14,963)
Other income	3,224	3,224	(22)	(22)
General and administrative expenses	—	(10,399)	—	(9,704)
Interest expense	—	(1,683)	—	(1,680)
Income tax (expense) benefit	—	(1,380)	—	13,397

Total	$56,941	$14,575	$(13,952)	$(50,074)

(10) Related Party Transactions:
The Company entered into an investment management agreement with Mariner Partners, Inc. (“Mariner”) effective October 1, 2002, which was amended and restated on December 6, 2002. Under the terms of this agreement, Mariner manages the Company’s and its subsidiaries, New York Marine And General Insurance Company’s and Gotham Insurance Company’s investment portfolios. Fees to be paid to Mariner are based on a percentage of the investment portfolios as follows: .20% of liquid assets, .30% of fixed maturity investments and 1.25% of limited partnership (hedge fund) and equity security investments. Another of the Company’s subsidiaries, Southwest Marine and General Insurance Company, entered into an investment management agreement, the substantive terms of which are identical to those set forth above, with a subsidiary of Mariner, Mariner Investment Group, Inc. (“Mariner Group”) effective March 1, 2007. William J. Michaelcheck, a Director of the Company, is the Chairman and the beneficial owner of a substantial number of shares of Mariner. George R. Trumbull, a Director of the Company, A. George Kallop, a Director and the President and Chief Executive Officer of the Company, and William D. Shaw, Jr., Vice Chairman and a Director of the Company, are also associated with Mariner. Investment fees incurred under the agreements with Mariner were $1,537,156 and $2,341,012 for the nine months ended September 30, 2009 and 2008, respectively.
On April 4, 2008, the Company renewed its consulting agreement (the “Shaw Consulting Agreement”), effective January 1, 2008, with William D. Shaw, Jr., a member of the Company’s Board of Directors and Vice Chairman, pursuant to which Mr. Shaw provided certain consulting services to the Company relating to the Company’s asset management strategy including (i) participating in meetings with rating agencies; (ii) participating in meetings with research analysts; and (iii) certain other investor relations services. Mr. Shaw’s compensation under the Consulting Agreement was $100,000 per year, payable in four equal quarterly payments of $25,000. From January 1, 2008 through September 30, 2008, he was paid $75,000 under the Shaw Consulting Agreement. The Shaw Consulting Agreement terminated on December 31, 2008 and was not renewed for 2009.
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

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2009 and 2008
The Company entered into a consulting agreement with Mr. Trumbull, a member of the Company’s Board of Directors, on June 16, 2008 (the “Trumbull Consulting Agreement”), which was made effective as of May 21, 2008. Pursuant to the terms of this agreement, Mr. Trumbull performs consulting services in the form of providing assistance to the Company’s Chairman of the Board of Directors as requested in connection with Board matters and to the President and Chief Executive Officer of the Company as he requested in connection with various issues arising in the Company’s operating and risk bearing subsidiaries. Mr. Trumbull’s compensation under the Trumbull Consulting Agreement was $100,000 per year, payable in four equal quarterly payments of $25,000 each, the first of which was paid on August 21, 2008. From January 1, 2009 through September 30, 2009, he was paid $25,000 under the Trumbull Consulting Agreement and is due an additional $25,000. The Company is also obligated to reimburse Mr. Trumbull for all reasonable and necessary expenses incurred in connection with the services he provides under the Trumbull Consulting Agreement. The Trumbull Consulting Agreement is also subject to termination by Mr. Trumbull or the Company on 30 days prior notice. The Company may terminate the Trumbull Consulting Agreement at any time in the event Mr. Trumbull ceases to be a member of the Company’s Board of Directors. The agreement automatically terminates immediately upon the merger or consolidation of the Company into another corporation; the sale of all or substantially all of its assets; its dissolution and/or liquidation; or, the death of Mr. Trumbull. On June 9, 2009 the Company renewed the Trumbull Consulting Agreement for one year, with an effective date of May 21, 2009, but in lieu of cash compensation for his consulting services, the Company awarded Mr. Trumbull an option to purchase 10,000 shares of the Company’s common stock. The exercise price of the shares subject to the option is $15; the option vests on May 21, 2010, and expires on May 21, 2012.
On July 8, 2008, the Company entered into a three-year engagement agreement with Robert G. Simses, the Company’s Chairman of the Board of Directors (the “Simses Engagement Agreement”), effective May 21, 2008 through May 21, 2011. Under the terms of the Simses Engagement Agreement, Mr. Simses is entitled to an annual retainer, payable quarterly, beginning on August 21, 2008, of not less than $150,000, subject to review for increase at the discretion of the Human Resources Committee of the Board of Directors. From January 1, 2009 through September 30, 2009 Mr. Simses was paid $112,500 under the Simses Engagement Agreement. Mr. Simses is also entitled to receive a grant of 30,000 restricted share units as of the effective date of the agreement. These shares vest ratably over the term of the agreement, beginning on May 21, 2009. The Simses Engagement Agreement also provides for reimbursement of reasonable expenses incurred in the performance of Mr. Simses’ duties, and includes provisions governing termination for death, disability, cause, without cause and change of control, which includes payment through the end of the term of the agreement and accelerated vesting of stock unit grants in the event of his termination without cause, for good cause or upon a change of control. At the conclusion of the first year of the Simses Engagement Agreement the Human Resources Committee of the Board of Directors of the Company reviewed its compensation component and determined not to modify its cash compensation component, but recommend to the Board of Directors that it award Mr. Simses an option to purchase 10,000 shares of the Company’s common stock, which it did effective May 21, 2009. The exercise price of the shares subject to the option is $15; the option vests on May 21, 2010, and expires on May 21, 2012.
On September 17, 2009, the Company entered into a Separation, Release and Consultancy Agreement with Mark Blackman, a director and former named executive officer who resigned from the Company on August 11, 2009 (the “Blackman Consulting Agreement”) pursuant to which Mr. Blackman will provide continuing services to the Company. The Blackman Consulting Agreement and provides that Mr. Blackman’s resignation is effective as of August 11, 2009. Mr. Blackman will also receive compensation of $50,000 in 2009 and $100,000 in 2010, with such fees to be paid bi-monthly. The Company will pay Mr. Blackman an amount (expected to be approximately $22,000), equivalent to the contribution the Company would have made on his behalf to the Company’s Profit Sharing Plan & Trust had Mr. Blackman been employed with the Company on December 31, 2009, pro rated on the basis of his 2009 salary up to the time of his resignation and Mr. Blackman will not forfeit a then-pending award of $16,000 restricted share units under the Company’s Amended and Restated Long-Term Incentive Plan.
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

NYMAGIC, INC.
Notes to Consolidated Financial Statements September 30, 2009 and 2008
The Company was previously committed to providing an additional $15.4 million, or a total of approximately $40 million, in capital to Altrion by August 1, 2008. Altrion, however, waived its right to require the Company to contribute its additional capital commitment of $15.4 million and accordingly, the Company’s obligation to make such capital contribution has expired. In addition, the Company withdrew $10 million of its capital from Altrion during July 2008. Withdrawals require one year’s prior written notice to the hedge fund manager. The Company has submitted a redemption notice to Altrion for the full value of its capital account, estimated at $41.6 million, which will be effective December 31, 2009. The Company is uncertain as to whether cash and/or securities will be received as payment of the redemption proceeds.
Under the provisions of both the Original Agreement and the Amended Agreement, the Mariner affiliated company was entitled to 50% of the net profit realized upon the sale of certain investments held by the Company.
Investment expenses incurred under the Amended Agreement for the nine months ended September 30, 2009 and 2008 amounted to $0 and $844,387, respectively. These amounts were based upon the fair value of certain investments held as of September 30, 2009 and 2008, respectively, as well as certain investments sold during the nine months ended September 30, 2009 and 2008, respectively. The limited partnership agreements also provide for other fees payable to the manager based upon the operations of the hedge fund. There were no other fees incurred for the nine months ended September 30, 2009 and 2008, respectively. The Company is the only limited partner in Altrion and reports its investment using the equity method of accounting. The amounts reported in the balance sheet caption “Limited partnerships” related to Altrion at September 30, 2009 and 2008 were $41.6 million and $35.5 million, respectively.
As of September 30, 2009, the Company held approximately $93.0 million in limited partnership and limited liability company interests in hedge funds, which are directly or indirectly managed by Mariner.
(11) Subsequent Event:
The Company has evaluated events subsequent to September 30, 2009, and through the consolidated financial statement issuance date of November 6, 2009 and has determined no events require adjustment or disclosure.

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
In prior years, the Company issued policies covering aircraft insurance; however, the Company ceased writing any new policies covering common carrier aircraft risks as of March 31, 2002. The Company decided to exit the commercial common carrier aviation insurance business, because it is highly competitive, generated underwriting losses during the 1990s and is highly dependent on the purchase of substantial amounts of reinsurance, which became increasingly expensive after the events of September 11, 2001. This decision has enabled the Company to concentrate on its core lines of business, which include ocean marine, inland marine/fire and other liability. The Company, however, in October 2009 began to write policies on small non-common carrier aircraft.
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
Results of Operations
The Company reported net income for the third quarter ended September 30, 2009 of $14.6 million, or $1.68 per diluted share, compared with a net loss of $(50.1) million, or $(5.96) per diluted share, for the third quarter of 2008. The increase in results of operations for the third quarter of 2009 when compared to the same period of 2008 was primarily attributable to stronger investment results from trading activities and limited partnership income, lower other-than-temporary write-downs, a lower combined ratio derived from lower catastrophe losses and deferred tax valuation allowance decreases resulting from the utilization of capital loss carryforwards.

The Company reported net income for the nine months ended September 30, 2009 of $32.3 million, or $3.74 per diluted share, compared with a net loss of $(84.6) million, or $(9.85) per diluted share, for the same period in 2008. The increase in results of operations for the nine months ended September 30, 2009 when compared to the same period of 2008 was primarily attributable to stronger investment results from trading activities and limited partnership income, lower other-than-temporary write-downs, a lower combined ratio derived from lower catastrophe losses and deferred tax valuation allowance decreases resulting from the utilization of capital loss carryforwards.
Shareholders’ equity increased to $206.7 million as of September 30, 2009 from $164.1 million as of December 31, 2008. The increase was primarily attributable to net income for the period and increases in unrealized appreciation of fixed maturities held for sale.
Accumulated other comprehensive income (loss) included in shareholders’ equity as of September 30, 2009 decreased by $(16.1) million to $(19.0) million from $(2.9) million as of December 31, 2008. This includes $(26.1) million attributable to the reclassification from retained earnings to accumulated other comprehensive income (loss) of non-credit investment impairment losses previously recognized in net income on the Company’s RMBS holdings as a result of the adoption of ASC 320 on April 1, 2009. The adoption of ASC 320 had no impact on total shareholders’ equity. The change in accumulated other comprehensive income (loss), offsetting the effect of adopting ASC 320, was primarily due to unrealized appreciation in corporate bonds and municipal bonds held as available for sale.
The Company’s gross premiums written, net premiums written and net premiums earned decreased by 4%, 6% and 8%, respectively, for the nine months ended September 30, 2009, when compared to the same period of 2008.
Premiums for each segment were as follows:
NYMAGIC Gross Premiums Written By Segment

	Nine months ended September 30,			Three months ended September 30,
	2009	2008	Change	2009	2008	Change
	(dollars in thousands)			(dollars in thousands)
Ocean marine	$61,414	$68,933	(11)%	$16,814	$23,375	(28)%
Inland marine/fire	15,750	12,685	24%	4,458	4,146	8%
Other liability	90,161	93,035	(3)%	28,121	27,993	0%

Subtotal	167,325	174,653	(4)%	49,393	55,514	(11)%
Runoff lines (Aircraft)	78	27	NM	69	(30)	NM

Total	$167,403	$174,680	(4)%	$49,462	$55,484	(11)%

NYMAGIC Net Premiums Written By Segment

	Nine months ended September 30,			Three months ended September 30,
	2009	2008	Change	2009	2008	Change
	(dollars in thousands)			(dollars in thousands)
Ocean marine	$41,664	$49,338	(16)%	$11,727	$15,594	(25)%
Inland marine/fire	5,181	3,825	35%	1,405	1,170	20%
Other liability	79,210	80,790	(2)%	24,470	23,080	6%

Subtotal	126,055	133,953	(6)%	37,602	39,844	(6)%
Runoff lines (Aircraft)	(63)	18	NM	86	(77)	NM

Total	$125,992	$133,971	(6)%	$37,688	$39,767	(5)%

NYMAGIC Net Premiums Earned By Segment

	Nine months ended September 30,			Three months ended September 30,
	2009	2008	Change	2009	2008	Change
	(dollars in thousands)			(dollars in thousands)
Ocean marine	$39,689	$51,433	(23)%	$12,264	$15,300	(20)%
Inland marine/fire	4,078	4,590	(11)%	1,329	1,390	(4)%
Other liability	73,973	72,431	2%	24,827	23,864	4%

Subtotal	117,740	128,454	(8)%	38,420	40,554	(5)%
Runoff lines (Aircraft)	(63)	19	NM	86	(77)	NM

Total	$117,677	$128,473	(8)%	$38,506	$40,477	(5)%

Ocean marine gross premiums written for the nine months ended September 30, 2009 decreased by 11% and primarily reflected reduced volume in the cargo class. The first nine months of 2008 included $7.6 million in gross cargo premiums arising from one of the Company’s program management agreements, which was terminated at the end of 2007. This compared to $(0.3) million in gross cargo premiums recorded during the same period of 2009. Increases were recorded in other ocean marine classes largely due to additional production in the marine liability class and firmer rates in the energy class that were partially offset by declining production in hull business.
Ocean marine net premiums written and net premiums earned for the nine months ended September 30, 2009 decreased by 16% and 23% respectively, when compared to the same period of 2008. Net written and earned premiums for the nine months ended September 30, 2009 largely reflected the decline in gross cargo premiums written over the past year. There were no reinsurance reinstatement costs arising from catastrophe losses for the nine months ended September 30, 2009. This compares to reinsurance reinstatement costs of $1.7 million resulting from hurricane Ike for the same period of 2008.
Ocean marine gross premiums written for the three months ended September 30, 2009 decreased by 28%, primarily reflecting a decline in gross cargo premiums arising from one of the Company’s program management agreements which was terminated at the end of 2007. The third quarter of 2009 reflected $(0.1) million of such gross cargo premiums as compared to $2.9 million for the same period in 2008. Decreased production occurred in the other marine classes largely as a result of declining rates and competitive markets. Net written and earned premiums for three months ended September 30, 2009 decreased by 25% and 20%, respectively, largely reflected the decline in gross cargo premiums written which, was partially offset by reinsurance reinstatement costs of $1.7 million resulting from hurricane Ike.
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
Inland marine/fire gross premiums written and net premiums written increased by 24% and 35% for the nine months ended September 30, 2009 when compared to the same period of 2008. Net premiums earned for the nine months ended September 30, 2009 decreased by 11%. Gross premiums written in the first nine months of 2009 reflected increases in production largely relating to property risks written on a nationwide basis. Premiums reflected mildly lower market rates when compared to the prior year. The decrease in net premiums earned reflected lower premium production from the prior year.
Inland marine/fire gross premiums written and net premiums written increased by 8% and 20% for the three months ended September 30, 2009 when compared to the same period of 2008. Net premiums earned for the three months ended September 30, 2009 declined 4% when compared to the same period in 2008. Gross premiums written for the three months ended September 30, 2009 reflect increases in production largely relating to surety risks. Partially offsetting this increase were declines in production in inland marine business largely resulting from mild rate decreases. The increase in net premiums written for the three months ended September 30, 2009 resulted from a change in gross premiums mix which resulted in lower premium cessions to reinsurers. Surety premiums are written net of reinsurance. Net premiums earned reflected declines in premium production from the prior year, which was offset mostly by current year increases in production largely relating to property risks written on a nationwide basis.

Other liability gross premiums written and net premiums written decreased 3% and 2%, respectively, for the nine months ended September 30, 2009 when compared to the same period in 2008. Net premiums earned for the nine months ended September 30, 2009 increased by 2% when compared to the same period in 2008. The decrease in premiums written is primarily due to declines in excess workers’ compensation, contractors’ liability and commercial auto premiums that resulted from lower production largely as a consequence of reduced construction and commercial activities. Partially offsetting the decrease in gross premiums in 2009 were $7.8 million in premiums written from MMO Agencies which was formed in 2008 to write premiums through a network of general agents with binding authority subject to underwriting criteria established and monitored by the Company.
Other liability gross premiums written for the three months ended September 30, 2009 were flat when compared to the same period in 2008. Net premiums written and net premiums earned increased 6% and 4%, respectively, for the three months ended September 30, 2009 when compared to the same period in 2008. The increase in net premiums written is largely attributable to premiums from MMO Agencies that were partially offset by declines in premiums from contractor’s liability. Net premiums earned increased largely as a result of a change in mix of gross premiums in the various classes within other liability.
Net losses and loss adjustment expenses incurred as a percentage of net premiums earned (the loss ratio) was 51.5% for the three months ended September 30, 2009 as compared to 69.4% for the same period of 2008. The loss ratio was 49.2% for the nine months ended September 30, 2008 as compared to 70.8% for the same period in 2008. The lower loss ratios in 2009 were partly attributable to lower current accident year loss ratios in the ocean marine and other liability lines of business and partly attributable to larger amounts of favorable loss reserve development. The ocean marine loss ratio benefited in part from lower catastrophe losses reported in 2009 as well as the non-renewal of certain unprofitable hull business. Losses incurred from hurricanes Gustav and Ike amounted to $7.2 million, and added 15.7% and 5.1% to the three and nine months ended September 30, 2008 loss ratios, respectively. The lower other liability loss ratio was due in part to lower loss estimates used for contractors liability business. The inland marine/fire segment loss ratio was lower in the current year due to lower reported catastrophe losses. The larger loss ratio in 2008 in the other liability class was primarily attributable to the resolution of a dispute over reinsurance receivables with a reinsurer as well as a reevaluation of the provision for doubtful reinsurance receivables that resulted in additional losses of $12.4 million, and added 9.6% to nine months ended 2008 overall loss ratio. The decision to resolve a dispute regarding non-core reinsurance receivables and adjust our allowance for other potentially uncollectable non-core reinsurance receivables was related to reinsurance cessions made under a number of reinsurance contracts written from 1978 to 1986.
The Company reported favorable development of prior year loss reserves of $13.2 million and $3.9 million during the first nine months and third quarter of 2009, respectively, as a result of favorable reported loss trends arising from the ocean marine and other liability lines of business in 2009, including the favorable resolution of large severity claims and lower than expected emergence of claims. In addition, partially contributing to the favorable loss development in 2009 was approximately $2.3 million and $0.2 million in the nine months and third quarter ended September 30, respectively, in favorable loss development in the aviation line.
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
Policy acquisition costs as a percentage of net premiums earned (the “acquisition cost ratio”) for the three months ended September 30, 2009 and 2008 were 23.6% and 24.8%, respectively. The acquisition cost ratios for the nine months ended September 30, 2009 and 2008 were 22.9% and 22.9%, respectively. The lower acquisition cost ratio for the three months ended September 30, 2009 is due largely to the third quarter of 2008 ocean marine acquisition cost ratio being adversely impacted by the reinstatement premium charges from hurricane Ike. The acquisition cost ratio for the nine months ended September 30, 2009 was flat with the same period of 2008. A change in premium mix in the other liability segment whose underlying classes of business have higher acquisition cost ratios than other lines of business was offset by a lower ocean marine ratio which benefited from lower reinstatement premium charges in 2009.
General and administrative expenses increased by 9.7% for the nine months ended September 30, 2009 when compared to the same period of 2008. Larger expenses were incurred in 2009 to service the expansion of the Company’s business operations, including increased staffing for MMO Agencies as well as computer system implementation expenditures.

The Company’s combined ratio (the loss ratio, the acquisition cost ratio and general and administrative expenses divided by net premiums earned) was 102.1% for the three months ended September 30, 2009 as compared to 118.2% for the same period in 2008. The Company’s combined ratio was 98.3% for the nine months ended September 30, 2009 as compared to 115.6% for the same period in 2008.
Interest expense of $5.0 million and $1.7 million for the nine and three months ended September 30, 2009 was comparable to the same periods of 2008.
Net investment income (loss) for the nine months ended September 30, 2009 was $34.3 million as compared to $(47.5) million for the same period of 2008. Net investment income in 2009 reflected increases in income from trading, limited partnerships and commercial loan portfolios. Trading portfolio income of $4.5 million resulted primarily from the fair value changes in municipal obligations. The net investment (loss) for the nine months ended September 30, 2008 reflected trading portfolio losses and losses from limited partnerships. Trading portfolio losses of $(37.2) million resulted primarily from the fair value changes in municipal obligations $(1.1) million, preferred stocks $(28.3) million, economic hedged positions $(1.1) million and exchange traded funds $(6.7) million. Income from commercial loans of $2.1 million resulted primarily from the tightening of credit spreads in the market for these types of securities during 2009. Limited partnership income for the first nine months of 2009 increased from the same period of the prior year as a result of higher returns amounting to 14.6% as compared to (8.0)% for the same period of 2008. For the first nine months of 2009, fixed income hedge fund returns were mainly derived from G-7 government arbitrage strategies which reported higher returns than the prior year’s comparable period. Included in limited partnership income was $7.7 million and $2.9 million for the first nine months of 2009 and 2008, respectively, from our investment in Altrion.
Net investment income for the three months ended September 30, 2009 was $14.6 million as compared to $(39.4) million for the same period of 2008. Net investment income in 2009 reflected increases in income from trading and limited partnerships portfolios. Trading portfolio income of $0.8 million for the three months ended September 30, 2009 resulted primarily from the fair value changes in municipal obligations. The net investment loss for the three months ended September 30, 2008 reflected losses from trading and limited partnerships portfolios. Trading portfolio losses of $(25.8) million resulted primarily from the fair value changes in municipal obligations $(0.8) million, preferred stocks $(23.8) million, economic hedged positions $0.6 million and exchange traded funds $(1.8) million. Limited partnership income (loss) of $11.3 million in the third quarter of 2009 increased from $(14.6) million in the prior year’s third quarter as a result of higher returns amounting to 7.0% as compared to (8.4)% for the same period of 2008. For the third quarter of 2009, fixed income hedge fund returns from G-7 government arbitrage strategies reported higher returns than the prior year’s comparable period. Income from our investment in Altrion was $4.7 million and $0.3 million for the third quarter of 2009 and 2008, respectively.
Investment income (loss), net of investment fees, from each major category of investments was as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)
Fixed maturities held to maturity	$1.5	$—	$0.4	$—
Fixed maturities available for sale	7.1	5.6	2.4	1.9
Trading securities	4.5	(37.2)	0.8	(25.8)
Commercial loans	2.1	(0.7)	0.1	(0.4)
Equity in earnings of limited partnerships	20.5	(14.0)	11.3	(14.6)
Short-term investments	0.3	2.2	0.1	0.7

Total investment (loss) income	36.0	(44.1)	15.1	(38.2)
Investment expenses	(1.7)	(3.4)	(0.6)	(1.2)

Net investment (loss) income	$34.3	$(47.5)	$14.5	$(39.4)

As of September 30, 2009 and 2008, investments in limited partnerships amounted to approximately $158.8 million and $159.1 million, respectively. The equity method of accounting is used to account for the Company’s limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership hedge fund to results of operations.
As of September 30, 2009 and September 30, 2008 investments in the trading and commercial loan portfolios collectively amounted to approximately $4.3 million and $55.1 million, respectively. Net investment income (loss) for the nine months ended September 30, 2009 and 2008 reflected approximately $6.6 million and $(37.9) million, respectively, derived from combined trading portfolio and commercial loan activities before investment expenses. These activities primarily include the trading of commercial loans, municipal obligations, preferred stocks and exchange traded funds. The Company’s trading and commercial loan portfolios are marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of trading and commercial loan investments are also recognized in net investment income.
The Company’s investment income results may be volatile depending upon the level of limited partnerships, commercial loans and trading portfolio investments held. If the Company continues to increase its percentage of its investment portfolio in limited partnership hedge funds, and/or if the fair value of trading and/or commercial loan investments held varies significantly during different periods, there may also be a greater volatility associated with the Company’s investment income.
Commission and other income increased to $3.4 million for the nine months ended September 30, 2009 from $108,000 for the same period in the prior year. The increase was attributable to the Company’s receipt of $3.2 million in the third quarter of 2009 as beneficiary of a life insurance policy on a former director.
Net realized investment gains were $0.5 million for the three months ended September 30, 2009 as compared to net realized investment losses of $(15.0) million for the same period in the prior year. Net realized investment gains were $2.3 million for the nine months ended September 30, 2009 as compared to net realized investment losses of $(46.3) million for the same period in the prior year. Net realized investment gains in 2009 primarily reflect gains from the sales of municipal bonds and U.S. Treasury securities. Net realized investment losses for the three months and nine months ended September 30, 2008 include OTTI in the fair value of securities amounting to $13.6 million and $46.0 million, respectively. The OTTI in 2008 was primarily attributable to the decline in the fair value of the Company’s RMBS portfolio. The decision to write down such securities as of September 30, 2008 was based upon the possibility then that we might not hold such securities until their fair value decline was recovered.
Net impairment loss recognized in earnings of $(0.5) million for the nine months ended September 30, 2009 resulted from write-downs from OTTI in the fair value of securities. The OTTI recorded during the nine months ended September 30, 2009 was attributable to the Company’s intention to sell certain municipal securities that were not expected to recover their entire amortized cost prior to sale.
Total income tax expense (benefit) amounted to $1.4 million and $(13.4) million, respectively, for the three months ended September 30, 2009 and 2008, respectively. Total income tax expense or benefit as a percentage of income or (loss) before taxes was 8.6% and (21.1%) for the three months ended September 30, 2009 and 2008, respectively. Total income tax expense (benefit) amounted to $4.4 million and $(34.3) million, respectively, for the nine months ended September 30, 2009 and 2008, respectively. Total income tax expense or benefit as a percentage of income or (loss) before taxes was 11.9% and (28.8%) for the nine months ended September 30, 2009 and 2008, respectively. The lower percentages in 2009 were largely attributable to tax benefits of $2.7 million and $5.9 million for the three months and nine months ended September 30, 2009, respectively, as a result of the partial reversal of the deferred tax valuation allowance previously provided for capital losses. Further contributing to the lower percentage in 2009 was greater investment income from tax exempt municipal bonds. For each of the three months and nine months ended September 30, 2008, the Company reported deferred tax valuation allowance increases of $9.5 million for capital loss carryforwards.
Liquidity and Capital Resources
Cash and total investments increased from $547.0 million at December 31, 2008 to $671.1 million at September 30, 2009, principally as a result of the fair value increases of its investments and favorable cash flows from operations. The level of cash and short-term investments of $132.8 million at September 30, 2009 reflected the Company’s high liquidity position.

Cash flows provided by operating activities were $89.8 million and $13.1 million for the nine months ended September 30, 2009 and 2008, respectively. Trading portfolio and commercial loan activities of $27.6 million and $61.0 million favorably affected cash flows for the nine months ended September 30, 2009 and 2008, respectively. Trading portfolio activities include the purchase and sale of preferred stocks, municipal bonds and exchange traded funds. Commercial loan activities include the fair value changes and purchase and sale of middle market loans made by commercial companies. As the Company’s trading and commercial loan portfolio balances may fluctuate significantly from period to period, cash flows from operating activities may also be significantly impacted by such activities. Contributing to an increase in operating cash flows, other than trading and commercial loan activities, during the first nine months of 2009 were the collection of premiums and reinsurance recoverable balances and lower amounts of paid losses. Contributing to a decrease in operating cash flows, other than trading and commercial loan activities, for the first nine months of 2008 were the payment of both gross losses in the ocean marine line of business and asbestos and environmental losses, substantially all of which were reinsured.
Cash flows used in investing activities were $98.0 million and $71.3 million for the nine months ended September 30, 2009 and 2008, respectively. The cash flows for the nine months ended September 30, 2009 were adversely impacted by the net purchase of fixed maturity available for sale investments. This resulted primarily from the sale of selected municipal securities, U.S. Treasury securities and net sale of short-term investments of $45.3 million undertaken to further reposition the Company’s holdings into corporate bonds. The cash flows for 2008 were adversely impacted by net purchases of fixed maturity available for sale investments.
Cash flows provided by financing activities were $436,000 and cash flows used in financing activities were $9.9 million for the nine months ended September 30, 2009 and 2008, respectively. In 2009, cash inflows from the proceeds, including tax benefits, of stock issuances were partially offset by cash dividends. In 2008, a substantial portion of the use of cash flows was attributable to the repurchase of the Company’s common stock.
On September 17, 2009, the Company declared a dividend of six (6) cents per share to shareholders of record on September 30, 2009, payable on October 6, 2009. On May 21, 2009, the Company declared a dividend of four (4) cents per share to shareholders of record on June 30, 2009, payable on July 7, 2009. On March 6, 2009, the Company declared a dividend to shareholders of four (4) cents per share payable on April 7, 2009 to shareholders of record on March 31, 2009. On September 9, 2008, the Company declared a dividend of eight (8) cents per share to shareholders of record on September 30, 2008, payable on October 7, 2008. On May 21, 2008, the Company declared a dividend of eight (8) cents per share to shareholders of record on June 30, 2008, payable on July 8, 2008. On March 5, 2008, the Company declared a dividend of eight (8) cents per share to shareholders of record on March 31, 2008, payable on April 3, 2008. The reduction in dividend amount from prior quarters reflected the Company’s cautious economic outlook.
New York Marine and Gotham declared $5.0 million and $2.2 million in ordinary dividends during the first nine months of 2009. New York Marine and Gotham did not declare any ordinary dividends to the Company during the first nine months of 2009 and 2008, respectively.
Under the NYMAGIC, INC. Amended and Restated 2004 Long-Term Incentive Plan (the “LTIP”), the Company granted 8,000 restricted share units, and up to 49,000 performance share units and 100,000 stock options to the President and Chief Executive Officer during the nine months ended September 30, 2009. The market price per share and option price per share on the grant date of the stock options were $9.88 and $15.00 per share, respectively. The Company also granted 30,000 stock options to certain directors. The market price per share equaled the option price per share on the grant date of the stock options which ranged from $12.41 to $15.00 per share, respectively.
Under the LTIP, the Company granted 61,500 restricted share units (“RSUs”) to the Chairman of the Board of Directors and other officers and employees of the Company with an aggregate grant date fair value of approximately $1,380,000 during the nine months ended September 30, 2008.
Under the NYMAGIC, INC. non-qualified 2002 Stock Option Plan, 10,000 stock options were awarded to a Director during the nine months ended September 30, 2008.
Under the Common Stock Repurchase Plan, the Company may purchase up to $75 million of the Company’s issued and outstanding shares of common stock on the open market. During the first nine months of 2008, there were 368,900 shares repurchased at a total cost of approximately $7.7 million. There were no repurchases of the Company’s common stock during the first nine months of 2009.
Premiums and other receivables, net increased to $28.5 million as of September 30, 2009 from $23.4 million as of December 31, 2008, primarily as a result of excess workers’ compensation gross writings, which are substantially written during the first half of the calendar year.

Deferred income taxes at September 30, 2009 decreased to $30.5 million from $35.5 million at December 31, 2008, primarily due to reductions in deferred tax benefits arising from the increase in the fair value of investments in addition to a reduction of $5.9 million in the valuation allowance account. Management believes the Company’s total deferred tax asset, net of the recorded valuation allowance account, as of September 30, 2009 will more-likely-than-not be fully realized.
Reserve for unearned premiums increased to $95.5 million as of September 30, 2009 from $83.4 million as of December 31, 2008, primarily as a result of excess workers’ compensation gross writings, which are substantially written during the first half of the calendar year.
Reinsurance receivables on paid balances, net at September 30, 2009, decreased to $21.5 million from $28.4 million at December 31, 2008 largely as a result of the collection of reinsurance balances on gross losses paid on prior year hurricane claims.
Property, improvements and equipment, net at September 30, 2009, increased to $13.8 million from $10.0 million at December 31, 2008 largely as a result of capitalized expenditures relating to information technology infrastructure initiatives.
Other liabilities at September 30, 2009 increased to $32.7 million from $25.8 million at December 31, 2008 primarily due to the amounts owed to the MMO insurance pools.
Other assets at September 30, 2009 decreased to $5.4 million from $23.9 million at December 31, 2008 primarily due to cash received on federal income taxes recoverable and the receipt as beneficiary of proceeds of a life insurance policy on a former director.

Investments
A summary of the Company’s investment portfolio components at September 30, 2009 and December 31, 2008 is presented below:

	September 30,		December 31,
	2009	Percent	2008	Percent

Fixed maturities held to maturity (amortized cost):
Residential mortgage-backed securities	$57,199,582	8.53%	$61,246,212	11.20%

Total fixed maturities held to maturity	$57,199,582	8.53%	$61,246,212	11.20%

Fixed maturities available for sale (fair value):
U.S. Treasury securities	$54,877,110	8.18%	$40,783,969	7.46%
Municipal obligations	154,230,914	22.98%	90,483,461	16.54%
Corporate securities	108,928,164	16.23%	13,710,996	2.51%

Total fixed maturities available for sale	$318,036,188	47.39%	$144,978,426	26.51%

Fixed maturities trading (fair value):
Municipal obligations	$—	0.00%	$17,399,090	3.18%

Total fixed maturities trading	$—	0.00%	$17,399,090	3.18%

Total fixed maturities	$375,235,770	55.92%	$223,623,728	40.89%

Equity securities trading (fair value):
Preferred stock	$—	0.00%	$11,822,620	2.16%

Total equity securities	$—	0.00%	$11,822,620	2.16%

Cash and short-term investments	132,755,400	19.78%	185,921,881	33.99%

Total fixed maturities, equity securities, cash and short-term investments	$507,991,170	75.70%	$421,368,229	77.04%

Commercial loans (fair value)	4,292,444	0.64%	2,690,317	0.49%
Limited partnership hedge funds (equity)	158,798,157	23.66%	122,927,697	22.47%

Total investment portfolio	$671,081,771	100.00%	$546,986,243	100.00%

As of September 30, 2009, 94.5% of the carrying value of the Company’s fixed income and short-term investment portfolios were considered investment grade by S&P.

Details of the residential mortgage-backed securities portfolio as of September 30, 2009, including publicly available qualitative information, are presented below:

				Weighted	Average
				Average	FICO		Credit
				Loan to	Credit	Delinquency	Support
				Value %	Score	Rate	Level	S&P	Moody’s
Security description	Issue date	Amortized cost	Fair value	(1)	(2)	(3)	(4)	Rating	Rating
AHMA 2006-3	7/2006	$11,521,788	$11,646,880	85.8	705	39.9	43.4	AA+	Caa1
CWALT 2005-69	11/2005	7,291,385	7,433,475	82.0	699	47.5	48.8	CCC	Ba3
CWALT 2005-76	12/2005	7,215,803	6,180,018	82.5	699	51.1	49.5	CCC	B2
RALI 2005-QO3	10/2005	7,227,789	7,854,855	81.5	704	38.9	45.0	A-	B1
WaMu 2005-AR17	12/2005	6,222,054	7,482,223	74.7	715	28.7	51.0	AAA	A1
WaMu 2006-AR9	7/2006	8,713,422	9,801,677	75.3	731	31.1	25.7	B	Ba1
WaMu 2006-AR13	9/2006	9,007,341	11,732,492	76.1	728	29.8	26.2	AA-	B3

		$57,199,582	$62,131,620

(1)	The dollar-weighted average amortized loan-to-original value of the underlying loans at October 25, 2009.

(2)	Average original FICO of remaining borrowers in the loan pool at October 25, 2009.

(3)	The percentage of the current outstanding principal balance that is more than 60 days delinquent as of October 25, 2009. This includes loans that are in foreclosure and real estate owned.

(4)	The current credit support provided by subordinate ranking tranches within the overall security structure at October 25, 2009.
The Company has investments in residential mortgage-backed securities (“RMBS”) amounting to $57.2 million at September 30, 2009. These securities are classified as held to maturity after the Company transferred these holdings from the available for sale portfolio effective October 1, 2008. Upon acquisition of the RMBS portfolio and prior to October 1, 2008, the Company was uncertain as to the duration for which it would hold the RMBS portfolio and appropriately classified such securities as available for sale. As a result of the increasing market uncertainty surrounding the projected cash flows on these securities, as well as the widely disparate estimated prices of such securities among brokers depending on facts and assumptions utilized, we developed a process to perform an extensive analysis of the underlying structure of each RMBS in order to assure ourselves of its collectability. Accordingly, we constructed cash models to estimate the potential for impairment to these securities based upon default rates, severity rates and prepayment speeds consistent with reasonable expectations of their underlying cash flows. These assumptions were further stressed to provide a range of potential outcomes allowing us to assess any impairment. After reviewing the results of the analytical evaluation of the RMBS portfolio, we concluded that the economic or intrinsic value of these securities was not impaired. Additionally, we concluded, on the basis of this analysis, that there were no other-than-temporary impairments to these securities required to be recorded. Accordingly, the Company transferred such securities to the held to maturity classification as we had the intent and the ability to hold such securities to maturity. The Company had never previously transferred securities to held to maturity, but considered this an unprecedented situation brought upon by the financial crisis in the markets. The adjusted cost basis of these securities is based on a determination of the fair value of these securities on the date they were transferred.
Prior to the transfer to the held to maturity classification, the Company incurred cumulative write-downs from other-than-temporary impairments (“OTTI”) declines in the fair value of these securities, amounting to approximately $40.7 million in 2008. The collection of principal repayments on these securities through September 30, 2009 resulted in approximately $545,000 in realized investment gains and $2.1 million in reductions in unrealized losses.
The Company’s cash flow analysis for each of these securities attempts to estimate the likelihood of any future impairment. While the Company does not believe there are any OTTI currently, future estimates may change depending upon the actual performance statistics reported for each security to the Company. This may result in future charges based upon revised estimates for delinquency rates, severity rates or prepayment patterns. These changes in estimates may be material. These securities are collateralized by pools of “Alt-A” mortgages, and receive priority payments from these pools. The Company’s securities rank senior to subordinated tranches of debt collateralized by each respective pool of mortgages. The Company has collected all applicable interest and principal repayments on such securities to date. As of October 25, 2009, the levels of subordination ranged from 26% to 51% of the total debt outstanding for each pool. Delinquencies within the underlying mortgage pools ranged from 29% to 51% of total amounts outstanding. For comparison purposes, in September 2008, delinquencies ranged from 11.3% to 33.1%, while subordination levels have remained consistent. Delinquency rates are not the same as severity rates, or actual loss, but are an indication of the potential for losses of some degree in future periods.

Under ASC 320, effective April 1, 2009, the Company will record any future principal payments received on its RMBS in excess of its carrying amount as credits to other comprehensive income instead of recording the excess in the Company’s income statement. Since April 1, 2009, the Company recorded $2.1 million of principal payments received on its RMBS in excess of its carrying amount as a credit before income taxes to other comprehensive income.
These RMBS investments, as of December 31, 2008 were rated AAA/Aaa by S&P/Moody’s. As of September 30, 2009, these securities are rated CCC to AAA by S&P and Caa1 to A1 by Moody’s.
The fair value of each RMBS investment is based on the framework established in ASC 820 (See Note 4). Fair value is determined by estimating the price at which an asset might be sold on the measurement date. There has been a considerable amount of turmoil in the U.S. housing market since 2007, which has led to market declines in the Company’s RMBS securities. Because the pricing of these investments is complex and has many variables affecting price including, projected delinquency rates, projected severity rates, estimated loan to value ratios, vintage year, subordination levels, projected prepayment speeds and expected rates of return required by prospective purchasers, the estimated price of such securities will differ among brokers depending on these facts and assumptions. While many of the inputs utilized in pricing are observable, many other inputs are unobservable and will vary depending upon the broker. During periods of market dislocation, such as current market conditions, it is increasingly difficult to value such investments because trading becomes less frequent and/or market data becomes less observable. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods that are more complex. For example, assumptions regarding projected delinquency and severity rates have become very pessimistic due to uncertainties associated with the residential real estate markets. Additionally, there are only a limited number of prospective purchasers of such securities and such purchasers generally demand high expected returns in the current market. This has resulted in lower quotes from securities dealers, who are, themselves, reluctant to position such securities because of financing uncertainties. Accordingly, the dealer quotes used to establish fair value may not be reflective of the expected future cash flows from a security and, therefore, not reflective of its intrinsic value.
As of September 30, 2009, there was substantial variance in RMBS Securities prices from different pricing sources. Additionally, to management’s knowledge, there have been very few trades in securities within the Company’s RMBS portfolio. This is consistent with management’s previously established view that the market is dislocated and illiquid. Accordingly, the Company has elected to deviate from quoted prices using a matrix pricing analysis.
The Company used a weighted pricing matrix to determine fair value. The pricing matrix was based on risk profile, qualitative and quantitative data for similar vintage RMBS securities that had recent prices. The securities were evaluated in each of the following 9 categories: sector, collateral, current S&P rating, current credit support, 3 month CDR, 3 month VPR, 1 month loss severity, 60+ delinquencies, and FICO score. The price for each RMBS was based upon the prices of those RMBS securities that had the most similar underlying characteristics to the Company’s RMBS portfolio.
There are government sponsored programs that may affect the performance of the Company’s RMBS and the Company is uncertain as to the impact, if any, these programs will have on their fair value. The fair value of such securities at September 30, 2009 was approximately $62 million.
Fair value measurements
Effective January 1, 2008, the Company adopted ASC 820, which establishes a consistent framework for measuring fair value. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the ASC 820 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The standard describes three levels of inputs that may be used to measure fair value and categorize the assets and liabilities within the hierarchy:
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
All prices provided by primary pricing sources are reviewed for reasonableness, based on the Company’s understanding of the respective market. Prices may then be determined using valuation methodologies such as discounted cash flow models, as well as matrix pricing analyses performed on non-binding quotes from brokers or other market-makers. As of September 30, 2009, the Company utilized cash flow models, matrix pricing and non-binding broker quotes obtained from the primary pricing sources to evaluate the fair value of its RMBS and commercial loan investments. Because pricing of these investments is complex and has many variables affecting price including, delinquency rate, severity rate, loan to value ratios, vintage year, discount rate, subordination levels and prepayment speeds, the price of such securities will differ by broker depending on the weight given to the various inputs. While many of the inputs utilized in pricing are observable, some inputs are unobservable and the weight given these unobservable inputs will vary depending upon the broker. During periods of market dislocation, such as the current market conditions, it is increasingly difficult to value such investments because trading becomes less frequent and/or market data becomes less observable. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods that are more complex. For example, prepayment speeds, delinquency rates and severity rates have become increasingly stressed by brokers due to market uncertainty connected with these types of investments resulting in lower quoted prices. These inputs are used in pricing models to assist the broker in determining a current price for these investments. After considering all of the relevant information at September 30, 2009, the Company adjusted the price received for two of its commercial loan investments. The Company considers such investments to be in the Level 3 category, because the establishment of fair valuation is significantly reliant upon unobservable inputs.
The Company maintains cash and short-term investments of $132.8 million at September 30, 2009, which is more than adequate to meet its immediate liquidity requirements.

Unpaid losses and loss adjustment expenses
Unpaid losses and loss adjustment expenses for each segment were as follows:

	September 30, 2009		December 31, 2008
	Gross	Net	Gross	Net
	(in thousands)		(in thousands)
Ocean marine	$151,840	$97,434	$169,478	$101,830
Inland marine/fire	21,366	6,823	21,057	8,971
Other liability	265,420	222,152	239,026	197,658
Runoff lines (Aircraft)	120,139	24,725	119,189	26,384

Total	$558,765	$351,134	$548,750	$334,843

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
The process of establishing reserves for claims involves uncertainties and requires the use of informed estimates and judgments. Our estimates and judgments may be revised as claims develop and as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. The Company realized $13.2 million in favorable development for the nine months ended September 30, 2009 as a result of favorable reported loss trends arising from the ocean marine, inland marine/fire and other liability lines of business. In addition the runoff aircraft class also reported $2.3 million of favorable development for the nine months ended September 30, 2009. The Company recorded losses in 2008 from its exposure to offshore oil rigs, cargo interests and property as a result of hurricanes Gustav and Ike. The ultimate gross and net losses resulting from these catastrophes, as well as the reinsurance recoveries attributable to them and applicable reinstatement premium costs, are based upon the Company’s best estimate derived from an evaluation of claims notices received and a review of historic loss development. The low frequency and high severity of the risks we insure make it difficult to assess the adequacy of such loss reserves. As such, the Company’s ultimate liability may change from the amount provided currently. If these reserves or reinstatement premium costs are insufficient to cover our actual losses and loss adjustment expenses, we would have to augment our liabilities and incur a charge to our earnings. These charges could be material. Other than specifically disclosed herein, there were no significant changes in assumptions made in the evaluation of loss reserves during 2009.
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
The Company maintains reserves for the future payment of losses and loss adjustment expenses with respect to both case (reported) and IBNR (incurred but not reported) losses under insurance policies issued by the Company. IBNR losses are those losses, based upon historical experience, industry loss data and underwriter expectations, that the Company estimates will be reported under these policies. Case loss reserves are determined by evaluating reported claims on the basis of the type of loss involved, knowledge of the circumstances surrounding the claim and the policy provisions relating to the type of loss. Case reserves can be difficult to estimate depending upon the class of business, claim complexity, judicial interpretations and legislative changes that affect the estimation process. Case reserves are reviewed and monitored on a regular basis, which may result in changes (favorable or unfavorable) to the initial estimate until the claim is ultimately paid and settled. Unpaid losses with respect to asbestos/environmental risks are difficult for management to estimate and require considerable judgment due to the uncertainty regarding the significant issues surrounding such claims. Unpaid losses with respect to catastrophe losses, such as hurricanes Katrina and Rita that occurred in 2005 and hurricanes Ike and Gustav in 2008, are also difficult to estimate due to the high severity of the risks we insure. Unpaid losses and loss adjustment expenses amounted to $558.8 million and $548.7 million at September 30, 2009 and December 31, 2008, respectively. Unpaid losses and loss adjustment expenses, net of reinsurance amounted to $351.1 million and $334.8 million at September 30, 2009 and December 31, 2008, respectively. Management continually reviews and updates the estimates for unpaid losses, and any changes resulting therefrom are reflected in operating results currently. The potential for future adverse or favorable loss development is highly uncertain and subject to a variety of factors including, but not limited to, court decisions, legislative actions and inflation.
The allowance for doubtful accounts is based on management’s review of amounts due from insolvent or financially impaired companies. Allowances are estimated for both premium receivables and reinsurance receivables. Management continually reviews and updates such estimates for any changes in the financial status of companies. The allowance for doubtful accounts for both premiums and reinsurance receivables amounted to $18.1 million and $21.7 million at September 30, 2009 and December 31, 2008, respectively. The decrease in the allowance was primarily the result of the settlement of disputed balances with reinsurers and the reevaluation of the remaining reserve for doubtful accounts.
Impairment of investments, included in realized investment gains or losses, results from declines in the fair value of investments which are considered by management to be other-than-temporary. Management reviews investments for impairment based upon specific criteria that include the duration and extent of declines in fair value of the security below its cost or amortized cost. The Company performs a qualitative and quantitative review of all securities in a loss position in order to determine if any impairment is considered to be other-than-temporary. The Company also reviews all securities with any rating agency declines during the reporting period. This review includes considering the effect of rising interest rates, credit losses and the Company’s intent to sell impaired securities in the foreseeable future to recoup any losses. In addition to subjecting its securities to the objective tests of percent declines in fair value and downgrades by major rating agencies, when it determines whether declines in the fair value of its securities are other-than-temporary, the Company also considers the facts and circumstances that may have caused the declines in the value of such securities. As to any specific security, it may consider general market conditions, changes in interest rates, adverse changes in the regulatory environment of the issuer, the duration for which the Company expects to hold the security and the length of any forecasted recovery. Approximately $0.5 million and $32.4 million were charged to results from operations for the nine months ended September 30, 2009 and 2008, respectively, resulting from fair value declines considered to be other-than-temporary. Gross unrealized gains and losses on fixed maturity investments available for sale amounted to approximately $8.9 million and $0, respectively, at September 30, 2009. Gross unrealized gains and losses on fixed maturity investments available for sale amounted to approximately $2.5 million and $(6.9) million, respectively, at December 31, 2008. The Company believes the unrealized losses are temporary and result from changes in market conditions, including interest rates or sector spreads.
The Company utilizes the equity method of accounting to account for its limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership to net investment income in results of operations. Net investment income (loss) derived from investments in limited partnerships amounted to $20.5 million and $(14.0) million for the nine months ended September 30, 2009 and 2008, respectively. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” with respect to market risks associated with investments in limited partnership hedge funds.

The Company maintained commercial loan portfolio at September 30, 2009. As of December 31, 2008, the Company maintained both commercial loan and trading portfolios consisting of municipal obligations and commercial loans. These investments are marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of such securities are also recognized in net investment income. The Company recorded $6.6 million and $(37.9) million in combined net trading portfolio and commercial loan portfolio income (loss) before expenses for the nine months ended September 30, 2009 and 2008, respectively. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” with respect to market risks associated with investments in illiquid investments.
Reinsurance reinstatement premiums are recorded, as a result of losses incurred by the Company, in accordance with the provisions of our reinsurance contracts. Upon the occurrence of a large severity or catastrophe loss, the Company may be obligated to pay additional reinstatement premiums under its excess of loss reinsurance treaties up to the amount of the original premium paid under such treaties. Reinsurance reinstatement premiums incurred for the nine months ended September 30, 2009 and 2008 were $0 and $2.1 million, respectively.
Total stock compensation cost recognized in earnings for all share-based incentive compensation awards was approximately $1.6 million and $1.8 million for the nine months ended September 30, 2009 and 2008, respectively.
Effective January 1, 2008, the Company adopted ASC 820, which establishes a consistent framework for measuring fair value. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the ASC 820 hierarchy is based on whether the significant inputs into the valuation are observable. For an updated discussion of the application of estimates and assumptions around the valuation of investments, see “Fair value measurements.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The investment portfolio has exposure to market risks, which include the effect on the investment portfolio of adverse changes in interest rates, credit quality, hedge fund values, and illiquid securities including commercial loans and residential mortgage-backed securities. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Hedge fund risk includes the potential loss from the diminution in the value of the underlying investment of the hedge fund. Illiquid securities risk includes exposure to the private placement market including its lack of liquidity and volatility in changes in market prices. The only significant change to the Company’s exposure to market risks during the nine months ended September 30, 2009 as compared to those disclosed in the Company’s financial statements for the year ended December 31, 2008 related to the interest rate and credit risk associated with an increase in the level of fixed income investments relating to corporate and municipal bonds and an increase in the amount of limited partnerships.
The Company increased its investments in municipal obligations and corporate bonds from $121.6 million as of December 31, 2008 to $263.2 million as of September 30, 2009. This resulted primarily from the sale of selected longer duration municipal securities and U.S. Treasury securities undertaken to further reposition the Company’s holdings into investment grade mid term duration corporate and municipal securities. The Company seeks to mitigate interest risk of its investment portfolio by properly matching the duration of its assets and liabilities. The Company also seeks to mitigate credit risk associated with its portfolio by investing in a diversified portfolio of investment grade securities.
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
None.
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
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

3.1	Charter of NYMAGIC, INC. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 16, 2003 (File No. 1-11238) and incorporated herein by reference).

3.2	Amended and Restated By-Laws. (Filed as Exhibit 3.3 to the Company’s Current Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-11238) and incorporated herein by reference).

10.1	Separation Release and Consultancy Agreement, effective September 17, 2009, between Mark W. Blackman and NYMAGIC, INC. (filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file No. 1-11238) filed on September 23, 2009 and incorporated herein by reference).

*31.1	Certification of A. George Kallop, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of A. George Kallop, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NYMAGIC, INC. (Registrant)
Date: November 6, 2009	/s/ A. George Kallop
A. George Kallop
President and Chief Executive Officer

Date: November 6, 2009	/s/ Thomas J. Iacopelli
Thomas J. Iacopelli
Executive Vice President and Chief Financial Officer