Form 10-K
period 2009-12-31
NYMAGIC INC
filed 2010-03-15
CIK 847431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.: Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.: Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.: Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark the registrant is a shell company (as defined in Rule 12b-2 of the Act).: Yes ☐ No ☑
MARKET VALUE
The aggregate market value of the outstanding common stock held by non-affiliates of the registrant, as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $116,981,861, based on the closing price of the stock on the New York Stock Exchange on that date.
OUTSTANDING STOCK
As of March 2, 2010, there were 8,464,488 outstanding shares of common stock, $1.00 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the registrant’s definitive proxy statement relating to its 2010 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the registrant’s fiscal year.

NYMAGIC, INC.

i

FORWARD — LOOKING STATEMENTS
This report contains certain forward-looking statements concerning the Company’s operations, economic performance and financial condition, including, in particular, the likelihood of the Company’s success in developing and expanding its business. Any forward-looking statements concerning the Company’s operations, economic performance and financial condition contained herein, including statements related to the outlook for the Company’s performance in 2010 and beyond, are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based upon a number of assumptions and estimates which inherently are subject to uncertainties and contingencies, many of which are beyond the control of the Company. Some of these assumptions may not materialize and unanticipated events may occur which could cause actual results to differ materially from such statements. These include, but are not limited to, the cyclical nature of the insurance and reinsurance industry, premium rates, investment results, hedge fund results, the estimation of loss reserves and loss reserve development, uncertainties associated with asbestos and environmental claims, including difficulties with assessing latent injuries and the impact of litigation settlements, bankruptcies and potential legislation, the uncertainty surrounding the loss amounts related to the attacks of September 11, 2001, and hurricanes Katrina, Rita and Ike, the occurrence and effects of wars and acts of terrorism, net loss retention, the effect of competition, the ability to collect reinsurance receivables and the timing of such collections, the availability and cost of reinsurance, the possibility that the outcome of any litigation or arbitration proceeding is unfavorable, the ability to pay dividends, regulatory changes, changes in the ratings assigned to the Company by rating agencies, failure to retain key personnel, the possibility that our relationship with Mariner Partners, Inc. could terminate or change, and the fact that ownership of our common stock is concentrated among a few major stockholders and is subject to the voting agreement, as well as assumptions underlying any of the foregoing and are generally expressed with words such as “intends,” “intend,” “intended,” “believes,” “estimates,” “expects,” “anticipates,” “plans,” “projects,” “forecasts,” “goals,” “could have,” “may have” and similar expressions. These risks could cause actual results for the 2010 year and beyond to differ materially from those expressed in any forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements.

ii

Part I

Item 1.	Business General
NYMAGIC, INC., a New York corporation (the “Company” or “NYMAGIC”), is a holding company which owns and operates insurance companies, risk bearing entities and insurance underwriters and managers.
Insurance Companies
New York Marine And General Insurance Company (“New York Marine”), Gotham Insurance Company (“Gotham”) and Southwest Marine And General Insurance Company, which was formerly known as Arizona Marine And General Insurance Company (“Southwest Marine”).
Insurance Underwriters and Managers
Mutual Marine Office, Inc. (“MMO”), Pacific Mutual Marine Office, Inc. (“PMMO”), which was closed in 2007 and Mutual Marine Office of the Midwest, Inc. (“Midwest”).
Investment Interests
Altrion Capital, L.P. (“Altrion”), formerly known as Tricadia CDO Fund, L.P. (“Tricadia”) and Mariner Tiptree (CDO) Fund I, L.P. (“Tiptree”). See “Investment Management Arrangement” for a complete discussion of the Company’s investment in Altrion. The Company redeemed its remaining interest in Altrion effective December 31, 2009, resulting in the Company receiving approximately a $35 million direct investment in the Tiptree Financial Partners L.P. (“Tiptree Financial”), $7.3 million in cash, $1.1 million in commercial loans and $118,000 in private equity. As of December 31, 2009 the majority of Tiptree Financial’s assets were invested in cash, fixed income, equity securities, and commercial real estate.
Ratings
New York Marine and Gotham each currently holds a financial strength rating of A (“Excellent”) and Southwest Marine currently holds a financial strength rating of A- (“Excellent”) and an issuer credit rating of “a-” from A.M. Best Company. These are the third and fourth highest of fifteen rating levels in A.M. Best’s classification system. Many of the Company’s insureds rely on ratings issued by rating agencies. Any adverse change in the rating assigned to New York Marine, Gotham and Southwest Marine by a rating agency could adversely impact our ability to write premiums. The Company has specialized in underwriting ocean marine, inland marine, other liability and aircraft insurance through insurance pools managed by MMO, PMMO, and Midwest (collectively referred to as “MMO and affiliates”) since 1964. However, the Company has not written any new policies covering commercial aircraft risks since March 31, 2002. The Company decided to exit the commercial aviation insurance business because it is highly competitive, had generated underwriting losses for most years during the 1990s, and because it is highly dependent on the purchase of substantial amounts of reinsurance, which became increasingly expensive after the events of September 11, 2001. This decision has enabled the Company to concentrate on its core lines of business, which include ocean marine, inland marine/fire and other liability. The Company in 2009, however, began underwriting policies covering single engine non-commercial aircraft. There were no material amounts written during the year.
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
Two former pool members, Utica Mutual Insurance Company (“Utica Mutual”) and Arkwright Mutual Insurance Company (“Arkwright”), which is currently part of the FM Global Group, withdrew from the pools in 1994 and 1996, respectively, and retained the liability for their effective pool participation for all loss reserves, including losses incurred but not reported (“IBNR”) and unearned premium reserves attributable to policies effective prior to their withdrawal from the pools. In December, 2007, MMO, which has been managing the pools without compensation pursuant to a Restated Management Agreement entered into with pool members in 1986, served notice on the pool members of its intent to terminate the Restated Management Agreement, effective December 31, 2009. Two of the pool members, Utica Mutual and Arkwright, rejected MMO’s notice of intent to terminate, and MMO initiated an arbitration against them, seeking an arbitral award, confirming its right to terminate the Restated Management Agreement, or in the alternative, seeking a reformation of the Restated Management Agreement. An arbitration hearing was held in January and February, 2010, but an award is not expected until May 2010, at the earliest.
The Company is not aware of any facts that could result in any possible defaults by either Arkwright or Utica Mutual with respect to their pool obligations, which might impact liquidity or results of operations of the Company, but there can be no assurance that such events will not occur.
Segments
The Company’s domestic insurance companies are New York Marine, Gotham and Southwest Marine. New York Marine and Gotham underwrite insurance business by accepting risks generally through insurance brokers. They engage in business in all 50 states and also accept business risks in such worldwide regions as Europe, Asia, and Latin America. Southwest Marine, which is currently licensed to engage in the insurance business in thirty seven states, including Arizona, primarily writes surety business, as well as excess and surplus lines policies in New York. See “Regulation.” The Company’s domestic insurance agencies are MMO, PMMO and Midwest. These agencies underwrite all the business for the domestic insurance companies.
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
Employment Practices Liability: Provides primary liability insurance to small and medium-sized businesses for employment-related claims brought by employees

The Company has entered into a number of new specialty lines of business identified above, including professional liability, commercial real estate, employment practices liability, surety, excess workers’ compensation and commercial automobile insurance. The Company continues to look for appropriate opportunities to diversify its business portfolio by offering new lines of insurance in which management believes the Company has sufficient underwriting and claims expertise. However, because of the Company’s limited history in these new lines, it may impact management’s ability to successfully develop these new lines or appropriately price and reserve for the ultimate loss associated with these new lines. Due to the Company’s limited history in these lines, management may have less experience managing the development and growth of such lines than some of our competitors. Additionally, there is a risk that the lines of business into which the Company expands will not perform at the level it anticipates.
Aircraft insurance provides insurance primarily for commercial aircraft and includes hull and engine insurance, liability insurance as well as products liability insurance. Coverage is written on a direct and assumed reinsurance basis. The Company ceased writing any new policies covering aircraft insurance as of March 31, 2002. The Company in 2009, however, began underwriting general aviation insurance policies covering single engine non-commercial aircraft. There were no material amounts written during the year.
The following tables set forth the Company’s gross and net written premiums, after reinsurance ceded.

NYMAGIC Gross Premiums
Written	Year ended December 31,
By Segment	2009		2008		2007
	(Dollars in thousands)
Ocean marine	$73,269	34%	$82,751	38%	$98,689	43%
Inland marine/Fire	20,306	10%	16,128	7%	18,625	8%
Other liability	119,913	56%	118,378	55%	110,986	49%

Subtotal	213,488	100%	217,257	100%	228,300	100%
Run off lines (Aircraft)	92	—	(3)	—	88	—

Total	$213,580	100%	$217,254	100%	$228,388	100%

NYMAGIC Net Premiums
Written	Year ended December 31,
By Segment	2009		2008		2007
	(Dollars in thousands)
Ocean marine	$49,885	31%	$59,200	36%	$68,192	41%
Inland marine/Fire	7,045	4%	4,538	3%	6,935	4%
Other liability	105,785	65%	101,424	61%	92,618	55%

Subtotal	162,715	100%	165,162	100%	167,745	100%
Run off lines (Aircraft)	(68)	—	222	—	108	—

Total	$162,647	100%	$165,384	100%	$167,853	100%

Reinsurance Ceded
Ceded premiums written to reinsurers in 2009, 2008 and 2007 amounted to $50.9 million, $51.9 million and $60.5 million, respectively.
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

Generally, the Managers place reinsurance with companies which initially have an A.M. Best rating of A- (Excellent) or greater or which have sufficient financial strength, in management’s opinion, to warrant being used for reinsurance protection. The Managers also examine financial statements of reinsurers and review such statements for financial soundness and historical experience. The Company monitors the financial status of all reinsurers on a regular basis. In addition, the Company, through the pools, may withhold funds and/or obtain trust agreements and letters of credit under reinsurance treaties in order to collateralize the obligations of reinsurers. These letters of credit are from major banks including Citibank, Bank of America and JP Morgan Chase. While the banking industry has experienced significant turmoil in recent years, the Company has not experienced any difficulties in receiving cash from acting upon the draw downs on such letters of credit.
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
The Company has made certain changes in reinsurance strategies over the past few years. In 2007 and 2008 the Company maintained its net loss retention of $5 million per risk in the ocean marine line; however, the Company could absorb an additional amount up to $5 million depending upon the gross loss to the Company in excess of $5 million. In 2009, the additional amount up to $5 million depending upon the gross loss to the Company in excess of $5 million was ceded to reinsurers. In addition, in 2008 and 2009 the Company’s net retention could be as low as $1 million for certain classes within ocean marine. The decisions to vary net retention levels in the ocean marine line were based upon the availability and cost of reinsurance in the ocean marine market.
In the wake of substantial losses arising from hurricanes Katrina and Rita in 2005, the excess of loss reinsurance market for the marine and energy line of business significantly contracted in 2006 and 2007, resulting in increases in both reinsurance costs and net loss retentions ($5 million per risk). This compared to a net loss retention of $3 million per risk in 2005. As a result of the increasing cost of reinsurance, the Company excluded energy business with exposures in the Gulf of Mexico from its ocean marine reinsurance program for 2006 and 2007. However, the Company purchased quota share reinsurance protection in each of those years for 80% of this portion of its energy business to reduce the potential impact of future catastrophe losses to the Company. Commencing in 2008, the Company’s energy business net retention after quota share reinsurance was subject to inclusion in the excess of loss program. The Company, as a result of monitoring its overall concentration of rig exposures in the Gulf of Mexico, had a reduction in rig policy count in subsequent years when compared to 2005.
Effective January 1, 2010, the Company maintained its $5 million net retention per risk in the ocean marine line when compared to 2008, including maintaining the Company’s net retention as low as $1 million for certain classes within ocean marine, but reinstated the additional loss amount up to $5 million depending upon the gross loss to the Company in excess of $5 million. In addition, catastrophe losses are limited to $2 million plus reinstatement reinsurance costs. While the quota share reinsurance protection for energy business remains in effect for 2010, energy business was also included within the ocean marine reinsurance program.
Prior to 2006, the Company wrote excess workers’ compensation insurance on behalf of certain self-insured workers’ compensation trusts. Specifically, the Company wrote a $500,000 layer in excess of each trust’s self insured retention of $500,000. The gross premiums written for years prior to 2006 were reinsured under a 50% quota share reinsurance treaty. Beginning in 2006, the Company provided gross statutory limits on the renewals of its existing in force excess workers’ compensation policies to these trusts. Accordingly, the reinsurance structure was changed to accommodate the increase in gross limits. A general excess of loss treaty was secured in order to protect the Company up to $3 million on any one risk. The resulting net retention was then subject to a 70% quota share reinsurance treaty. In 2007, the Company increased its net retention to $5 million per occurrence covering two or more lives and eliminated the 70% quota share treaty. The net retention of $5 million per occurrence covering two or more lives was maintained in 2008 and 2009 with coverage up to $50 million.
In 2007 the Company completed novation agreements with CRM Holdings, Ltd. and certain of its affiliates (“CRM”). In these transactions, CRM assumed the Company’s rights and obligations with respect to all but one of the excess workers’ compensation policies and associated reinsurance agreements that the Company had written in conjunction with CRM during the past several years. As a result of these transactions, the Company remitted a total of $10.1 million to CRM and reduced its existing net unpaid loss reserves by $16.6 million. The transactions, in 2007, reduced gross unpaid loss reserves and reinsurance receivables on unpaid losses by $41.5 million and $24.9 million, respectively.
With respect to the casualty and professional liability lines, the Company’s maximum retention net of reinsurance is generally limited to $2,000,000 per insured for any one claim or occurrence. With respect to the property, inland marine and commercial automobile lines, the Company’s maximum retention net of reinsurance is generally limited to $500,000 per insured for any one occurrence and for general aviation, the net loss retention is limited to $2.5 million per occurrence. Surety writings are written without the benefit of any reinsurance and gross policy limits are limited to $1.5 million.

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
In 2008 the Company incurred gross losses of approximately $23.7 million in connection with Hurricanes Gustav and Ike, but because of the availability of reinsurance the Company incurred only $5.0 million in net losses. In addition, the Company incurred approximately $1.6 million in reinsurance reinstatement premium costs in connection with these losses. The Company reinsures risks with several domestic and foreign reinsurers as well as syndicates of Lloyd’s. The Company’s largest unsecured reinsurance receivables as of December 31, 2009 were from the following reinsurers:

Reinsurer	Amounts	A.M. Best Rating
	(In millions)
Lloyd’s Syndicates (1)	$67.8	A (Excellent)
Swiss Reinsurance America Corporation	9.0	A (Excellent)
Transatlantic Reinsurance Company	7.1	A (Excellent)
General Reinsurance Corporation	5.4	A++ (Superior)
Platinum Underwriters Reinsurance Company	5.4	A (Excellent)
Munich Reinsurance America	5.2	A+ (Superior)
FM Global (Arkwright)	3.3	A+ (Superior)
Everest Reinsurance	3.1	A+ (Superior)
Liberty Mutual Insurance Company	2.9	A (Excellent)

Total	$109.2

(1)	Lloyd’s maintains a trust fund, which was established for the benefit of all United States ceding companies. Lloyd’s receivables represent amounts due from approximately 100 different Lloyd’s syndicates.
The reinsurance contracts with the above listed companies are generally entered into annually and provide coverage for claims occurring while the relevant agreement was in effect, even if claims are made in later years. The contract with Arkwright was entered into with respect to their participation in the pools.
At December 31, 2009, the Company’s reinsurance receivables from reinsurers other than those listed above were approximately $115.1 million, including amounts recoverable for paid losses, case loss reserves, IBNR losses and unearned premiums, and net of ceded balances payable. This amount is recoverable collectively from approximately 500 reinsurers or syndicates, no single one of whom was liable to the Company for an unsecured amount in excess of approximately $2 million.
Approximately 92% of the Company’s total reinsurance receivables as of December 31, 2009 are fully collateralized by trust agreements, letters of credit or funds withheld, or reside with entities rated “A-” or higher by A.M. Best Company, or are subject to offsetting balances.
In the second quarter of 2008, the Company settled disputed reinsurance receivable balances with Equitas, a Lloyd’s of London company established to settle claims for underwriting years 1992 and prior, that resulted in a write-off of $9.4 million. Certain other reinsurers to which we previously ceded premiums are contesting coverage issues and their obligations to reinsure claims we paid on liability policies written during the period 1978 to 1985. The paid balances due from these companies collectively amount to approximately $2.7 million as of December 31, 2009. These reinsurers may also contest coverage on loss reserves ceded to them that will be paid in future periods. We are vigorously enforcing collection of these reinsurance receivables through arbitration proceedings and/or commutation, but an unfavorable resolution of these arbitration proceedings and commutation negotiations could be material to our results of operations. The Company maintains an estimate for amounts due from financially impaired reinsurers in our reserves for doubtful accounts on reinsurance receivables of $17.6 million and $21.4 million as of December 31, 2009 and December 31, 2008, respectively. There can be no assurance that this reserve will be adequate to provide for the ultimate loss from such reinsurers.

Ceded reinsurance activities had an impact on the Company’s financial position as follows:
1.	As of December 31, 2009 and 2008, the Company reported total ceded reinsurance payable of $13.6 million and $23.8 million, respectively.

2.	As of December 31, 2009 and 2008, the Company reported total reinsurance receivables on paid losses of $13.1 million and $28.4 million, respectively.
3.	As of December 31, 2009 and 2008, the Company reported total reinsurance receivables on unpaid losses of $205.1 million and $213.9 million, respectively.
4.	As of December 31, 2009 and 2008, the Company reported prepaid reinsurance premiums of $19.6 million and $19.2 million, respectively.
Reinsurance receivables on paid decreased in 2009 primarily due to the collection of ceded reinsurance recoverables on gross losses payments on hurricanes Katrina, Rita and Ike. Reinsurance receivables on unpaid losses also decreased in 2009 as a result of gross loss payments for these hurricanes that reduced unpaid losses..
Ceded reinsurance payable decreased mainly as a result of the payment of reinsurance reinstatement premiums on hurricane losses.
Prepaid reinsurance premiums increased mainly as a result of an increase in the reserve for gross unearned premiums which was partially offset by higher net retention levels in 2009 when compared to 2008.
Ceded reinsurance activities had an impact on the Company’s results from operations as follows:
1.	For the years ended December 31, 2009, 2008 and 2007 the Company reported total ceded premiums earned of $50.5 million, $54.4 million and $68.4 million, respectively.
2.	For the years ended December 31, 2009, 2008 and 2007 the Company reported ceded incurred losses and loss adjustment expenses of $29.7 million, $27.0 million and $31.1 million, respectively.
Ceded premiums earned decreased in 2009 when compared to 2008 as well as 2008 when compared to 2007 primarily as a result of lower excess of loss and quota share reinsurance in the ocean marine and other liability lines of business.
Ceded reinsurance activities had an impact on the Company’s cash flows as follows:
1.	The Company made reinsurance premium payments of $61.2 million, $55.1 million and $78.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.
2.	The Company received reinsurance collections on paid losses of $53.9 million, $65.8 million and $75.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.
The increase in reinsurance premium payments in 2007 relative to 2008 and 2009 reflected reinsurance payments made under the excess workers’ compensation 70% quota share treaty and 80% energy quota share treaty as well as larger reinsurance reinstatement premium payments from hurricanes Katrina, Rita and Ike.
The level of cash collections of reinsurance recoverables decreased in 2009 when compared to 2008 and 2007 primarily due to lack of catastrophe losses.
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
In recent years, the Company has entered into a number of new specialty classes of business including excess workers’ compensation, professional liability, commercial automobile, non-commercial aviation and employment practices liability insurance as well as surety. The Company has limited history in these new classes, and accordingly there may be a higher degree of variability in our ability to estimate the ultimate losses associated with these new classes. Consequently, we are more likely to recognize unfavorable development as a trend, and increase estimates of ultimate losses, and less likely to recognize favorable development as a trend, until we have confirmed the trend in light of the uncertainty surrounding actual reporting, case reserve estimates and settlement tails.
3) Asbestos and environmental liabilities.
The Company establishes reserves (case and IBNR) for asbestos and environmental liabilities after evaluating information on specific claims including plaintiffs, defendants and policyholders’, as well as judicial precedent and legislative developments. The appropriateness of these estimated reserves is then evaluated through an analysis of the reserves under the following reserving methodologies: (i) ground up analysis, which reviews the Company’s potential exposures based upon actual policies issued; (ii) industry survival ratios; and (iii) market share statistics per loss settlement. The first, a specific ground up analysis, reviews potential exposures based upon actual policies issued by the Company that are known to have exposure to asbestos related losses. We may not have received specific reported losses from some of these assureds due to the high attachment point of the policies issued, but, given the Company’s experience with asbestos claims, and the fact that the evaluation of asbestos loss exposure is conducted by attorneys and consultants who are experts in the asbestos arena, we believe our estimate of these reserves is reasonably adequate. However, such estimates can change materially as a result of the unfolding of actual events on losses pertaining to the underlying policy. The second methodology evaluates this reserve using industry survival ratios (loss payments expected over a certain number of years) and the third methodology utilizes market share statistics per loss settlement (comparing favorably or unfavorably with the industry on settlements of known assureds).
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

Reserve methodology
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
In addition, internal actuaries review reserves for several significant classes of business at year-end, and we develop internally specific loss development factors for our various classes of business annually at year-end based upon a review of paid and incurred loss activity during the year. Management collaborates with the Company’s internal actuaries in an effort to determine its best estimate of reserves.
The key assumptions that materially affect the estimate of the reserve for loss and loss adjustment expenses are, net loss retention, large severity or shock losses, loss reporting tail, frequency of losses, loss estimates for new classes of business, loss estimates for asbestos and environmental reserves and catastrophe losses. These assumptions affect loss estimates as follows:
Net Loss Retention:
Our level of net loss retention was $5 million per risk for each year from 2006 to 2009 in the ocean marine line business, which was subject to an additional amount up to $5 million depending upon the gross loss to the Company in excess of $5 million in 2007 and 2008. This level of loss retention compares to $3 million in 2005, $4 million in 2004 and $2 million in 2003. The net loss retention in all other segments generally remained the same in 2009, 2008 and 2007. The Company recognized favorable loss development in the ocean marine segment in 2009, 2008 and 2007 due in part to the net loss retention increasing in the ocean marine line over the past several years, and the actual loss emergence for the estimated higher net loss retention in those prior accident years was less than we had previously anticipated.
Shock Losses:
A large part of our business is characterized by claims that are of low frequency, but high severity. Estimates of such reserves are sensitive to a few key assumptions made by our claims department. All significant losses are subject to review by our Executive Vice President of Claims and in certain cases the Chief Underwriting Officer, Chief Financial Officer and/or Chief Executive Officer. As such, the estimates for these claims require substantial judgment.

Our level of shock losses or large severity losses (excluding catastrophe losses) increased in 2009 when compared to 2008, but decreased in 2008 when compared to 2007 in the ocean marine segment. A marine liability loss of $7 million developed in 2009 with respect to the 2007 accident year. A $2.5 million cargo loss occurred in 2007. Severity losses increased in the inland marine/fire segment in 2009 when compared to 2008.
In 2007 two large claims, occurring in the 2006 accident year contributed $3.0 million of adverse development in the professional liability class.
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
Our assumptions for the loss reporting tail in the other liability line changed with respect to contractor’s liability in recent years. We reached this conclusion after we re-evaluated its loss development factors based upon paid and incurred loss development. As a result, we reported favorable development resulting from a lower than expected emergence of losses attributable to a shorter loss reporting tail than we had originally estimated. The shorter loss reporting tail was the result of a change in the mix of our liability business by deemphasizing policies covering elevator contractor liability and subcontractor liability and focusing more on policies covering general contractors and owner developers. As a result of this change in product mix, we determined that reserves previously estimated under loss development patterns established for our older book of business were not developing in accordance with the loss emergence from the more recent general contractors’ book. Consequently, we concluded that the loss reporting tail would be shorter than we had previously anticipated. We saw favorable loss development in 2009, 2008 and 2007 as a result of the emergence of this shorter loss reporting tail.
Frequency of Losses:
The level of frequency of losses in the inland marine/fire segment increased in 2009 when compared to 2008 and 2007. The number of losses reported in the most recent accident year in the inland marine/fire segment was 141 in 2009, 79 in 2008 and 140 in 2007.
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
The initial loss estimate for the casualty business written by MMO Agencies in 2009 and 2008 was lower than our other casualty classes of business primarily due to a review of industry loss estimates for similar types of business as well as historical results achieved by the MMO Agencies’ underwriters.
The assumptions we used in estimating asbestos and environmental liabilities in 2009 and 2008 have remained consistent with 2007. We considered a specific ground up analysis, which reviewed our potential exposure based upon actual policies issued, industry survival ratios and market share statistics per loss settlement. While cumulative net losses incurred were $1.6 million from 2007 to 2009, gross losses and loss adjustment expenses incurred amounted to $6.2 million and $10.4 million and $5.9 million in 2009, 2008 and 2007, respectively.
Catastrophe Losses:
Catastrophe losses may be difficult to estimate due to the inability of the insured and claims adjusters to provide an adequate assessment of the overall loss. The difficulties of establishing reserves include the inability to access insured’s premises and certain legal issues surrounding the estimation of the insured loss.
There were no catastrophe losses reported by the Company in 2009 or 2007. The Company recorded total losses of $6.6 million from hurricanes Ike and Gustav in 2008. This resulted in $5.0 million in net losses incurred and $1.6 million in reinsurance reinstatement costs.
Other than as specifically described above with respect to the change in business mix in the other liability line, we have not identified any key assumptions as of December 31, 2009 that are premised on future emergence that are inconsistent with our historical loss reserve development patterns.

Uncertainty in Reserve Estimates
The Company believes that the uncertainty surrounding asbestos/environmental exposures, including issues as to insureds’ liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions, the ingenuity of the plaintiff’s bar, legislative initiatives and unpredictable judicial results creates significant variability in determining the ultimate loss for asbestos/environmental related claims. Given the uncertainty in this area, losses from asbestos/environmental related claims may develop adversely and accordingly, management is unable to estimate reasonably likely changes in assumptions that could arise from asbestos/environmental related claims. Accordingly, the Company’s net unpaid loss and loss adjustment expense reserves in the aggregate, as of December 31, 2009, represent management’s best estimate of the losses that arose from asbestos and environmental claims. See “Asbestos and Environmental Reserves.”
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
For example, a change in the net loss retention by itself could result in a significant upward or downward adjustment of our reserve estimate. But, a change in the net loss retention assumption cannot be considered in isolation; it must be analyzed in light of its interplay with other assumptions including for instance, changes in the frequency of losses and changes in the level of shock losses and their effect on our reinsurance program. While the initial change to the level of net loss retention may result in a potential reserve adjustment, such change may at the same time be influenced by an increase in the frequency of losses. This would depend upon our ability to recover from our reinsurance program, which is a function of whether or not our losses can be aggregated. The combination of the changes in these assumptions may also trigger the exhaustion of one layer of reinsurance and the implication of another layer of reinsurance, with the concomitant result that there would be no change to, or an upward or downward adjustment to our loss reserve estimate. Similarly, we may vary our estimates of catastrophe losses or shock losses, but, because of the interplay between these losses and our reinsurance program, we may not change our estimate of net reserves. While anticipating larger catastrophe losses may have a significant impact on the gross loss reserve level, the effect of that change in assumption at the net level may be negligible, because of the applicability of reinsurance. This was evident in our experience with losses associated with hurricanes Katrina and Rita in 2005. While our combined gross and net loss reserve estimates as of December 31, 2005 were approximately $70.8 million and $6.6 million, respectively, the Company could suffer significant adverse gross loss development in periods after 2005 without making a material adjustment to the net loss reserve level as a result of the operation of the Company’s reinsurance program. Approximately $16 million and $20 million of adverse gross loss development occurred during 2007 and 2006, respectively, for which we determined no adjustment to the net loss level was necessary. There was no significant gross loss development on hurricanes Rita and Katrina in 2008 or in 2009.
Unpaid losses and loss adjustment expenses for each segment on a gross and net of reinsurance basis as of December 31, 2009 were as follows:

	Gross	Net
	(In thousands)
Ocean marine	$145,064	$95,334
Inland marine/Fire	19,254	6,580
Other liability	272,554	225,010
Aircraft	118,614	23,484

Total	$555,486	$350,408

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
In 2006 the Company recorded adverse loss development of approximately $850,000 in the aircraft line of business resulting primarily from losses assumed from the WTC attack which were partially offset by a reduction in reserves relating to the loss sustained at the Pentagon after re-estimating the reserve based upon lower than expected settlements of claims paid during the year. There were no material changes in loss estimates for the WTC Attack in 2007, 2008 or 2009.
Overall, the aviation line of business has experienced adverse development in 2008 and 2007 largely related to the unfavorable settlement of large losses and the impact of uncollectible reinsurance. In 2009 the Company reported favorable development in the aviation line of business largely due to recoveries.
In February 2010, the Company paid approximately $33 million in gross claims with respect to the WTC Attack. The loss payment did not have a substantial impact on results of operations or financial position.
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
At December 31, 2009, the Company’s gross, ceded and net loss and loss adjustment expense reserves for all asbestos/environmental policies amounted to $46.7 million, $36.4 million and $10.3 million, respectively, as compared to $48.8 million, $37.3 million and $11.5 million at December 31, 2008, respectively.
The Company believes that the uncertainty surrounding asbestos/environmental exposures, including issues as to insureds’ liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions renders it difficult to determine the ultimate loss for asbestos/environmental related claims. Given the uncertainty in this area, losses from asbestos/environmental related claims may develop adversely and accordingly, management is unable to reasonably predict the range of possible losses that could arise from asbestos/environmental related claims. Accordingly, the Company’s net unpaid loss and loss adjustment expense reserves in the aggregate, as of December 31, 2009, represent management’s best estimate of the losses that arise from asbestos and environmental claims.

The Company’s gross asbestos and environmental liabilities were reinsured substantially through the use of quota share, general excess of loss and facultative arrangements. Some of reinsurers that were originally placed on our reinsurance agreements have become insolvent, financially impaired or commuted. The Company may also have disputes with some of the reinsurers, which has led to arbitration procedures against such companies to recover balances owed to the Company. This may lead to the Company incurring losses as a result of ceding business to such reinsurers. See “Reinsurance Ceded” for reserves for doubtful accounts on reinsurance receivables.
The following table sets forth the Company’s net loss and loss adjustment expense experience for asbestos/environmental policies for each of the past three years:

	Year ended December 31,
	2009	2008	2007
	(In thousands)
Asbestos/Environmental

Net unpaid losses and loss adjustment expenses (including IBNR) at the beginning of the period	$11,535	$10,864	$12,222
Net incurred losses and loss adjustment expenses	(1,523)	3,200	(43)
Net paid loss settlements	358	(2,212)	(766)
Net loss adjustment expenses payments (cost of administering claims)	(62)	(317)	(549)

Net unpaid losses and loss adjustment expenses (including IBNR) at end of period	$10,308	$11,535	$10,864

The following sets forth a reconciliation of the number of claims relating to asbestos/environmental policies for each of the past three years:

	Year ended December 31,
	2009	2008	2007
Number of claims pending at beginning of period	367	384	401
Number of claims reported	85	88	74
Number of claims settled/dismissed or otherwise resolved	(123)	(105)	(91)

Number of claims pending at end of period	329	367	384

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
The net cumulative redundancy (deficiency) represents, as of December 31, 2009, the aggregate change in the estimates over all prior years. The changes in re-estimates have been reflected in results from operations over the periods shown.
The gross cumulative redundancy (deficiency) of unpaid losses and loss adjustment expenses represents the aggregate change in the estimates of such losses over all prior years starting with the 1999 calendar year.
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
In recent years, the Company has entered into a number of new specialty lines of business including professional liability, commercial real estate, employment practices liability, surety, excess workers’ compensation, non-commercial aviation, commercial automobile insurance as well as commercial general liability through our MMO Agencies unit. Because of the Company’s limited history in these new lines, it may impact management’s ability to appropriately reserve for the ultimate loss associated with these new lines. As such, the Company is more likely to react quickly to unfavorable trends, and less likely to respond quickly to favorable development until subsequent confirmation of the favorable loss trend. Management considers many factors when estimating the ultimate loss ratios for these various classes, including industry loss ratios and anticipated loss ratios based upon known experience.

	Year ended December 31,
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
	(Dollars in thousands)
Estimated Liability for Net Unpaid Losses and Loss Adjustment Expenses	196,865	199,685	210,953	208,979	242,311	255,479	289,217	292,941	306,405	334,843	350,408

Cumulative Amount of Net Losses and Loss Adjustment Expenses Paid as a Percentage of Original Estimate:

1 Year Later	24%	28%	30%	8%	18%	17%	25%	22%	23%	15%
2 Years Later	39%	56%	30%	24%	27%	33%	38%	40%	34%
3 Years Later	53%	64%	41%	32%	38%	45%	53%	48%
4 Years Later	58%	70%	47%	43%	49%	57%	58%
5 Years Later	63%	72%	55%	53%	61%	62%
6 Years Later	64%	79%	62%	65%	65%
7 Years Later	70%	84%	73%	70%
8 Years Later	74%	93%	77%
9 Years Later	82%	96%
10 Years Later	86%

Net Liability Re-estimated including Cumulative Net Paid Losses and Loss Adjustment Expenses as a Percentage of Original Estimate:

1 Year Later	96%	105%	102%	99%	94%	95%	97%	95%	101%	94%
2 Years Later	94%	108%	101%	94%	89%	90%	91%	96%	93%
3 Years Later	95%	104%	96%	90%	86%	88%	94%	89%
4 Years Later	91%	103%	94%	88%	86%	94%	90%
5 Years Later	92%	102%	92%	90%	94%	92%
6 Years Later	90%	102%	94%	100%	93%
7 Years Later	90%	103%	104%	100%
8 Years Later	91%	114%	104%
9 Years Later	101%	114%
10 Years Later	102%

Net Cumulative Redundancy (Deficiency)	(4,626)	(28,088)	(8,219)	87	16,182	20,530	28,113	31,758	21,464	19,990

Gross Unpaid Losses and Loss Adjustment Expenses	425,469	411,267	534,189	516,002	518,930	503,261	588,865	579,179	556,535	548,750	555,486

Reinsurance Recoverable on Unpaid Losses and Loss Adjustment Expenses	228,604	211,582	323,236	307,023	276,619	247,782	299,648	286,238	250,130	213,907	205,078

Reserve Re-estimated Gross	490,550	501,209	600,436	533,515	509,300	485,852	595,729	542,807	529,400	534,356

Reserve Re-estimated Reinsurance Recoverable	289,059	273,437	381,263	324,622	282,172	250,902	334,625	281,624	244,458	219,504

Gross Cumulative Redundancy/(Deficiency)	(65,080)	(89,942)	(66,247)	(17,512)	10,630	17,409	(6,864)	36,372	27,136	14,393
The net loss reserve deficiency reported for the 1999, 2000 and 2001 calendar years is primarily attributable to the unfavorable resolution of a dispute in calendar year 2008 concerning reinsurance receivables with a reinsurer as well as a reevaluation of the provision for doubtful reinsurance receivables that resulted in total losses of $12.4 million. The net loss reserve deficiency reported for the 2000 calendar year also reflected adverse development from the Company’s operations in Lloyd’s, that ended in 2001 as a result of higher than expected claim frequencies and the emergence of longer than anticipated loss development patterns.
Gross loss reserve deficiencies were reported in five out of ten years. Even though gross loss reserve deficiencies were reported in those years, the Company reported redundancies in net loss reserves in two of those five years. The gross loss reserve deficiencies were brought about in 1999-2001 by adverse loss development from operations in London and adverse gross loss development in our umbrella (other liability) business as a result of additional development of asbestos losses occurring from policies written in the 1970s and 1980s. Asbestos and environmental liabilities are difficult to estimate for many reasons, including the long waiting periods between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the damage. Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for asbestos and environmental liabilities. However, much of this gross loss reserve deficiency in the other liability line resulted in smaller net deficiencies due to a substantial amount of the gross loss reserve being reinsured. The smaller net deficiencies were more than offset by redundancies occurring in the Company’s ocean marine line. In addition during 1999 and 2000, a few large severity losses in the Company’s core lines also contributed to adverse gross loss development. These losses were also substantially reinsured and thereby resulted in an insignificant impact on net loss development. The adverse gross loss development in 2005 is largely attributable to additional gross loss development on hurricanes Katrina and Rita as a result of our insured’s reassessment of the impact of these hurricane losses. All of the gross loss development from hurricanes Katrina and Rita was reinsured and resulted in an insignificant impact on net development.

The following table provides a reconciliation of the Company’s consolidated liability for losses and loss adjustment expenses at the beginning and end of 2009, 2008 and 2007:

	Year ended December 31,
	2009	2008	2007
	(In thousands)
Net liability for losses and loss adjustment expenses at beginning of year	$334,843	$306,405	$292,941

Provision for losses and loss adjustment expenses occurring in current year	95,494	107,275	103,664

Increase (decrease) in estimated losses and loss adjustment expenses for claims occurring in prior years (1)	(19,990)	2,683	(13,820)

Net loss and loss adjustment expenses incurred	75,504	109,958	89,844

Less:
Losses and loss adjustment expense payments for claims occurring during:
Current year	8,245	9,887	12,136
Prior years	51,694	71,633	64,244

	59,939	81,520	76,380

Net liability for losses and loss adjustment expenses at end of year	350,408	334,843	306,405

Ceded unpaid losses and loss adjustment expenses at end of year	205,078	213,907	250,130

Gross unpaid losses and loss adjustment expenses at end of year	$555,486	$548,750	$556,535

(1)	The adjustment to the consolidated liability for losses and loss adjustment expenses for losses occurring in prior years reflects the net effect of the resolution of losses for other than full reserve value and subsequent readjustments of loss values.
The approximately $20.0 million decrease in 2009 in estimated losses and loss adjustment expenses for claims occurring in prior years occurred in each of the Company’s major segment of business. The ocean marine line of business recorded the largest favorable development primarily occurring in the 2004 to 2006 accident years largely as a result of lower than expected reported loss and paid loss trends. This was partially offset by adverse development in the 2007 accident year due to the emergence of a large shock loss. The other liability line of business reported favorable development in the 2005 to 2008 accident years partly due to revisions in loss estimates on contractor’s business and partly due to favorable reporting trends in the excess workers’ compensation class in the 2007 accident year and the professional liability class in the 2006 and 2007 accident years. The favorable development in the other liability line was partially offset by shock losses occurring in the professional liability class in the 2008 accident year. The aviation class reported $2.0 million in favorable loss development relating to accident years prior to 2002 largely due to recoveries. The inland marine/fire line also reported favorable development largely attributable to the fire class.
The adverse loss reserve development of $2.7 million in 2008 resulted primarily from the resolution of a dispute over reinsurance receivables with a reinsurer and the reevaluation of the reserve for doubtful reinsurance receivables that contributed $12.4 million of adverse development in 2008 for both the other liability and ocean marine lines of business for accident years prior to 1999. Further contributing to adverse loss development was $3.2 million from asbestos and environmental losses in the other liability line for accident years prior to 1999. Partially offsetting this adverse development in the other liability line was favorable development in the contractors’ class as a result of lower than anticipated incurred loss development of approximately $3.6 million in the 2004 through 2006 accident years. The ocean marine line also reported favorable development of approximately $14.0 million in the 2004 through 2006 accident years largely as a result of lower reported and paid loss trends. The inland marine/fire segment also reported favorable loss development partially due to larger than expected reinsurance recoveries in accident years 2005 and 2006. Contributing to the adverse development in 2008 was approximately $3.5 million in adverse development from the runoff aviation class relating to accident years prior to 2002 as a result of settlements of larger severity losses including provisions for uncollectible reinsurance.

The $13.8 million decrease in 2007 was largely caused by favorable development in the 2003 through 2005 accident years for the ocean marine line, which generally resulted from favorable loss trends in the risk class. Another factor contributing to the decrease was $6.2 million recorded on the novation of excess workers’ compensation policies in the other liability line for accident years 2004 through 2006,which was partially offset by adverse development of $3.0 million in the professional liability class as a result of two large claims in the 2006 accident year. The inland marine/fire segment also reported favorable loss development partially due to lower reported severity losses. The favorable development in 2007 was partially offset by approximately $3.3 million in adverse development from the runoff aviation class.
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
The following table sets forth the reconciliation of the consolidated net liability for losses and loss adjustment expenses based on statutory accounting principles for the domestic insurance companies to the consolidated amounts based on accounting principles generally accepted in the United States of America (“GAAP”) as of December 31, 2009, 2008 and 2007:

	Year ended December 31,
	2009	2008	2007
	(In thousands)
Net liability for losses and loss adjustment expenses reported based on statutory accounting principles	$326,829	$306,673	$289,912
Liability for losses and loss adjustment expenses assumed from two former pool members (excludes $0, $0 and $3,370 at December 31, 2009, 2008 and 2007, accounted for in the statutory liability for losses and loss adjustment expenses)	11,864	13,014	7,667
Other, net	11,715	15,156	8,826

Net liability for losses and loss adjustment expenses reported based on GAAP	350,408	334,843	306,405
Ceded liability for unpaid losses and loss adjustment expenses	205,078	213,907	250,130

Gross liability for unpaid losses and loss adjustment expenses	$555,486	$548,750	$556,535

Regulation
The Company’s domestic insurance companies are regulated by the insurance regulatory agencies of the states in which they are authorized to do business. New York Marine is licensed to engage in the insurance business in all states. Gotham is permitted to write excess and surplus lines insurance on a non-admitted basis in all states other than New York. Gotham is licensed to engage in the insurance business in the State of New York and, as such, cannot write excess and surplus business in that state. Southwest Marine is licensed to engage in the insurance business in Arizona as well to engage in surety business in thirty seven additional states and it is authorized to write excess and surplus lines insurance in New York.
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

The domestic insurance company subsidiaries also file statutory financial statements with each state in the format specified by the NAIC. The NAIC provides accounting guidelines for companies to file statutory financial statements and provides minimum solvency standards for all companies in the form of risk-based capital requirements. The authorized control levels of Risk Based Capital for New York Marine, Gotham and Southwest were $40.4 million, $5.5 million and $2.2 million at December 31, 2009, respectively. The policyholders’ surplus (the statutory equivalent of net worth) of each of the domestic insurance companies is above the minimum amount required by the NAIC.
The NAIC’s project to codify statutory accounting principles was approved by the NAIC in 1998. The purpose of codification was to provide a comprehensive basis of accounting for reporting to state insurance departments. The approval of codified accounting rules included a provision for the state insurance commissioners to modify such accounting rules by practices prescribed or permitted for insurers in their state. However, there were no differences reported in the statutory financial statements for the years ended 2009, 2008 and 2007 between the prescribed state accounting practices and those approved by the NAIC.
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
The following table shows, for the periods indicated, the Company’s consolidated domestic insurance companies’ statutory ratios of net premiums written (gross premiums less premiums ceded) to policyholders’ surplus:

	Year ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Net premiums written	$162,647	$165,384	$167,853	$154,860	$133,892
Policyholders’ surplus	216,783	189,383	207,233	197,289	186,848

Ratio	.75 to 1	.87 to 1	.81 to 1	.78 to 1	.72 to 1
While there are no statutory requirements applicable to the Company which establish permissible premium to surplus ratios, guidelines established by the NAIC provide that the statutory net premiums written to surplus ratio should be no greater than 3 to 1. The Company is well within those guidelines.
NYMAGIC’s principal source of income is dividends from its subsidiaries, which are used for payment of operating expenses, including interest expense, loan repayments and payment of dividends to NYMAGIC’s shareholders. The maximum amount of dividends that may be paid to NYMAGIC by the domestic insurance company subsidiaries is regulated by the states in which the Company’s insurance subsidiaries are domiciled. Within these limitations, the maximum amount which could be paid to the Company out of the domestic insurance companies’ surplus to the holding company was approximately $10.2 million as of December 31, 2009. There were no dividends declared by the insurance subsidiaries in 2008; however, $10.9 million was declared in 2009.
The Company’s subsidiaries have paid dividends to the Company of $10.9 million, $6.8 million and $14.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. There were no extraordinary dividends paid during this period. During 2008, the Company also made capital contributions of $32.5 million to its insurance subsidiary New York Marine and, as of December 31, 2009, purchased $2.9 million in overdue receivables from New York Marine.
As a result of the recent downgrades of such securities and in accordance with applicable statutory accounting guidance under SSAP 43R, which became effective September 30, 2009, the Company recorded decreases in the fair value of five of seven of the residential mortgage-backed securities (“RMBS”) in its portfolio, resulting in a decline of $21.6 million before applicable taxes, to the Company’s consolidated statutory surplus, which was approximately $217 million as of December 31, 2009.
SSAP No. 43R amends SSAP No. 43 Loan-Backed and Structured Securities. The new SSAP requires insurers to separate other-than-temporary impairments between interest and non-interest related declines in the value of all loan-backed and structured securities. This statement is effective for quarterly and annual reporting periods ending on or after September 30, 2009 and supersedes SSAP 98 and paragraph 13 of SSAP No. 99.
The NAIC recently adopted revisions to SSAP No. 43R in order to be consistent with changes to the rating process of RMBS. The new rating process uses modeled losses developed by an independent third party vendor engaged by the Securities Valuation Office (SVO). As of December 31, 2009, the Company, by applying the new rating process, reported two of seven RMBS owned at amortized cost and five at fair value.

Each of New York Marine and Gotham is required to invest an amount equal to the greater of its minimum capital or its minimum policyholder surplus in obligations of the United States, obligations of the State of New York or its political subdivisions, obligations of other states and obligations secured by first mortgage loans. Sixty percent of that amount is required to be invested in obligations of the United States or obligations of the State of New York or its political subdivisions. In addition, each of New York Marine and Gotham is required to invest an amount equal to 50% of the aggregate amount of its unearned premium, loss and loss adjustment expense reserves in the following categories: cash, government obligations, obligations of U.S. institutions, preferred or guaranteed shares of U.S. institutions, loans secured by real property, real property, certain permitted foreign investments and development bank obligations. Investments in the foregoing categories are also subject to detailed quantitative and qualitative limitations applicable to individual categories and to an overall limitation that no more than 10% of each insurance company’s assets may be invested in any one institution. After each of New York Marine and Gotham invests an amount equal to 50% of its unearned premium, loss and loss adjustment reserves in the foregoing investments, each of New York Marine and Gotham may invest in equity and partnership interests, securities issued by registered investment companies and other otherwise impermissible investments, subject to applicable laws and regulatory requirements. Southwest Marine is also subject to certain investment limitations imposed by the state of Arizona, but invests only in U.S. Treasury securities and high-grade short-term securities.
Several states have established guaranty funds which serve to provide the assured with payments due under policies issued by insurance companies that have become insolvent. Insurance companies that are authorized to write in these states are assessed a fee, normally based on direct writings in a particular state, to cover any payments made or to be made by guaranty funds. The Company’s insurance subsidiaries are subject to such assessments in the various states. The amounts paid for such assessments were approximately $47,000, $31,000 and $230,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
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
Each insurer has an insurer deductible under TRIA, which is based upon the prior year’s direct commercial earned premiums that are subject to the Act. The professional liability, commercial automobile, surety and reinsurance lines are not subject to the act. For 2008, that deductible was 20% of direct commercial earned premiums in 2007. For the years 2009 through 2014, the insurer’s deductible is 20% of the prior year’s direct earned premium and the federal government will reimburse the insurer for 85% of insured losses that exceed the deductible. The Company’s insurer deductible under TRIA was approximately $30 million in 2009, $32 million in 2008 and $24 million in 2007.
TRIA will assist the Company to mitigate exposure in the event of loss from an act of terrorism. In addition, part of the insurer deductible might be satisfied by recoveries under the Company’s existing reinsurance program. The Company could further minimize its potential loss from an act of terrorism by purchasing reinsurance protection, but elected not to purchase such reinsurance for 2007, 2008 or 2009.
Investment Policy
The Company follows an investment policy, which is reviewed quarterly and revised periodically by management and is approved by the Finance Committee of the Board of Directors. The investments of the Company’s subsidiaries conform to the requirements of the applicable state insurance laws and regulations, as well as the National Association of Insurance Commissioners (the “NAIC”) (See “Regulations”). The Company recognizes that an important component of its financial results is the return on invested assets. As such, management establishes the appropriate mix of traditional fixed income securities and other investments (including equity and alternative investments; e.g. hedge funds) to maximize rates of return while minimizing undue reliance on low quality securities. Overall investment objectives are to (i) seek competitive after-tax income and total return, while being cognizant of the impact certain investment decisions may have on the Company’s shareholders’ equity, (ii) maintain, in aggregate, medium to high investment grade fixed income asset quality, (iii) ensure adequate liquidity and marketability to accommodate operating needs, (iv) maintain fixed income maturity distribution commensurate with the Company’s business needs and (v) provide portfolio flexibility for changing business and investment climates. The Company’s investment strategy incorporates guidelines (listed below) for asset quality standards, asset allocations among investment types and issuers, and other relevant criteria for the investment portfolio. In addition, invested asset cash flows, from both current income and investment maturities, are structured after considering the amount and timing of projected liabilities for losses and loss adjustment expenses under the Company’s insurance subsidiaries’ insurance policies using actuarial models.
The investment policy for NYMAGIC as of December 31, 2009 was as follows:
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
The investment policy for New York Marine as of December 31, 2009 was as follows:
Liquidity Portfolio: An amount will be maintained in liquid funds that is in conformity with the regulations of the insurance department of New York State. Investments in the liquidity portfolio shall be limited to cash, direct obligations of the U.S. Government, repurchase agreements, obligations of government instrumentalities, obligations of government sponsored agencies, certificates of deposit, prime bankers acceptances, prime commercial paper, corporate obligations and tax-exempt obligations rated Aa3/AA- or MIG2 or better by Standard & Poor’s (“S&P”) or Moody’s. No investment in the liquidity portfolio will exceed a duration of one year from the time of purchase. No investment in the liquidity portfolio will exceed 5% of policyholders’ surplus at the time of purchase as last reported to the New York State Insurance Department except for direct obligations of the U.S. Government or its instrumentalities or repurchase agreements collateralized by direct obligations of the U.S. Government or its instrumentalities in which case there will be no limit.
Fixed Income Portfolio: Obligations of the U.S. Government, its instrumentalities, and government sponsored agencies will not be restricted as to amount or maturity. At least 75% of the corporate and tax-exempt investments in the fixed income portfolio will be restricted to those obligations rated, at a minimum, Baa3 by Moody’s or BBB- by S&P. For purposes of this calculation, the liquidity portfolio also will be included. Concentration will not exceed 5% of policyholder’s surplus at the time of purchase as last reported to the New York State Insurance Department. However, individual investments in floating rate super senior mortgages rated AAA by S&P at acquisition date, will not exceed 15% of policyholders’ surplus and collectively will not exceed 50% of total invested assets. For those securities with fixed interest rates, maturities will not exceed 30 years from date of purchase. At least 75% of the investments in asset backed securities shall similarly be rated at acquisition date, at a minimum, Baa3 by Moody’s or BBB- by S&P. At the time of purchase, individual issues will be restricted to 5% of policyholders’ surplus as last reported to the New York State Insurance Department. For those securities with fixed interest rates, maturities will not exceed 30 years from date of purchase. At least 75% of preferred stock investments with sinking funds will, at a minimum, be rated Baa3 by Moody’s or BBB- by S&P. Individual issues will be limited to 5% of policyholder’s surplus. All individual issues of Fannie Mae and Freddie Mac preferred stocks shall not exceed 10% of policyholders’ surplus. Prior notice to the Company is required in the event of a planned sale of a security in a loss position that exceeds 10% of its cost.
Equity and Alternative Investments (Hedge Funds): Investments in this category (including convertible securities) will not exceed in aggregate 50% of policyholders’ surplus or 30% of total investments whichever is greater. Equity investments in any one issuer will not exceed 5% of policyholders’ surplus at the time of purchase as last reported to the New York State Insurance Department. Investments in any individual hedge fund will not exceed 5% of policyholders’ surplus subject to the prior approval of the Committee. For the purposes of this 5% limitation, in the event that an individual hedge fund is comprised of a pool (basket) of separate and distinct hedge funds, then this 5% limitation will apply to the individual funds within the pool (or basket).
Subsidiaries
New York Marine’s investments in subsidiary companies are excluded from the requirements of New York Marine’s investment policy.
The investment policy of Gotham is identical to that of New York Marine. The investment policy for Southwest Marine requires that it invest only in investment grade publicly traded securities.

The following sets forth the allocation of our investment portfolio as of the dates indicated:

		Average			Average
	December 31,	S&P		December 31,	S&P
	2009	Rating	Percent	2008	Rating	Percent

Fixed maturities held to maturity (amortized cost):
Mortgage-backed securities	$56,589,704	BB	8.37%	$61,246,212	AAA	11.20%

Total fixed maturities held to maturity	$56,589,704		8.37%	$61,246,212		11.20%

Fixed maturities available for sale (fair value):
U.S. Treasury securities	$385,715,035	AAA	57.09%	$40,783,969	AAA	7.46%
Municipal obligations	804,373	AAA	0.12%	90,483,461	AA+	16.54%
Corporate securities	—	—	—	13,710,996	A+	2.51%

Total fixed maturities available for sale	$386,519,408	AAA	57.21%	$144,978,426	AAA	26.51%

Fixed maturities trading (fair value):
Municipal obligations	$—	—	—	$17,399,090	AA+	3.18%

Total fixed maturities trading	$—	—	—	$17,399,090	AA+	3.18%

Total fixed maturities	$443,109,112	AA+	65.58%	$223,623,728	AAA	40.89%

Equity securities trading (fair value):
Common stock	117,968	N/A	0.02%	—	—	—
Preferred stock	$—	—	—	$11,822,620	A–	2.16%

Total equity securities	$117,968	N/A	0.02%	$11,822,620	A–	2.16%

Short-term investments (approximating fair value)	8,788,718	AAA	1.30%	110,249,779	AAA	20.16%
Cash and cash equivalents	66,755,909		9.88%	75,672,102		13.83%

Total fixed maturities, equity securities, cash and short-term investments	$518,771,707		76.78%	$421,368,229		77.04%

Commercial loans (fair value)	5,001,118	CCC+	0.74%	2,690,317	B-	0.49%
Limited partnership hedge funds (equity)	151,891,838		22.48%	122,927,697		22.47%

Total investment portfolio	$675,664,663		100.00%	$546,986,243		100.00%

Details of the RMBS portfolio as of December 31, 2009 are presented below based on publicly available information:

				Weighted
				Average	Average
				Loan to	FICO	D60+	Credit
Security				Value %	Credit	Delinquency	Support	S&P	Moody’s
description	Issue date	Amortized cost	Fair value	(1)	Score (2)	Rate (3)	Level (4)	Rating (5)	Rating (5)
AHMA 2006-3	7/2006	$11,263,313	$10,861,225	85.4	705	39.7	41.4	AA	Caa1
CWALT 2005-69	11/2005	7,151,818	6,623,185	81.8	698	50.7	48.5	CCC	Ba3
CWALT 2005-76	12/2005	7,059,919	6,901,220	82.3	700	53.7	49.1	CCC	B2
RALI 2005-QO3	10/2005	7,521,769	6,274,852	81.1	704	42.7	43.8	A-	B1
WaMu 2005-AR17	12/2005	6,196,663	6,193,159	74.2	715	30.7	50.5	AAA	A1
WaMu 2006-AR9	7/2006	8,538,522	11,130,523	74.8	730	33.1	24.8	B	Ba1
WaMu 2006-AR13	9/2006	8,857,700	11,343,649	75.8	728	33.1	25.5	CCC	B3

		$56,589,704	$59,327,813

(1)	The dollar-weighted average amortized loan-to-original value of the underlying loans at January 25, 2010.

(2)	Average FICO of remaining borrowers in the loan pool at January 25, 2010.

(3)	The percentage of the current outstanding principal balance that is more than 60 days delinquent as of January 25, 2010. This includes loans that are in foreclosure and real estate owned.

(4)	The current credit support provided by subordinate ranking tranches within the overall security structure at January 25, 2010.

(5)	Ratings as of March 5, 2010.
The Company has investments in RMBS amounting to $56.6 million (amortized value) at December 31, 2009. These securities are classified as held to maturity after the Company transferred these holdings from the available for sale portfolio effective October 1, 2008. Upon acquisition of the RMBS portfolio and prior to October 1, 2008, the Company was uncertain as to the duration for which it would hold the RMBS portfolio and appropriately classified such securities as available for sale. As a result of the increasing market uncertainty surrounding the projected cash flows on these securities, as well as the widely disparate estimated prices of such securities among brokers depending on facts and assumptions utilized, the Company developed a process to perform an extensive analysis of the underlying structure of each RMBS in order to assure ourselves of its collectability. Accordingly, the Company constructed cash models to estimate the potential for impairment to these securities based upon default rates, severity rates and prepayment speeds consistent with reasonable expectations of their underlying cash flows. These assumptions were further stressed to provide a range of potential outcomes allowing us to assess any impairment. After reviewing the results of the analytical evaluation of the RMBS portfolio, management concluded that the economic or intrinsic value of these securities was not impaired. Additionally, management concluded, on the basis of this analysis, that there were no other-than-temporary impairments to these securities required to be recorded. Accordingly, the Company transferred such securities to the held to maturity classification with the intent and the ability to hold such securities to maturity. The Company had never previously transferred securities to held to maturity, but considered this an unprecedented situation brought upon by the financial crisis in the markets. The adjusted cost basis (amortized cost) of these securities is based on a determination of the fair value of these securities on the date they were transferred.
Prior to the transfer to the held to maturity classification, the Company incurred cumulative write–downs from other–than–temporary (“OTTI”) declines in the fair value of these securities, amounting to approximately $40.7 million. Effective April 1, 2009, as a result of new accounting guidance the Company reclassified the entire unrealized loss held on such securities of $40.1 million ($26.1 million net of tax) from retained earnings to other comprehensive income as write downs on such securities were considered to be non–credit related which are being amortized as a yield adjustment over the expected life of the securities. See Note 2 “Investments” for a discussion of the impact the adoption of ASC 320 had on the Company’s financial condition, results of operations or liquidity.

The Company’s cash flow analysis for each of these securities attempts to estimate the likelihood of any future impairment. While the Company does not believe there are any OTTI currently, future estimates may change depending upon the actual performance statistics reported for each security to the Company. This may result in future charges based upon revised estimates for delinquency rates, severity rates or prepayment patterns. These changes in estimates may be material. These securities are collateralized by pools of “Alt-A” mortgages, and receive priority payments from these pools. The Company’s securities rank senior to subordinated tranches of debt collateralized by each respective pool of mortgages. The Company has collected all applicable interest and principal repayments on such securities to date. As of January 25, 2010, the levels of subordination ranged from 25% to 51% of the total debt outstanding for each pool. Delinquencies within the underlying mortgage pools ranged from 31% to 54% of total amounts outstanding. For comparison purposes, as of January 25, 2009, delinquencies ranged from 18% to 40%, while subordination levels ranged from 27% to 52%. Delinquency rates are not the same as severity rates, or actual loss, but are an indication of the potential for losses of some degree in future periods.
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
As of December 31, 2009, there was substantial variance in RMBS securities prices from different pricing sources. Management also determined that the few trades of RMBS were not consistent with the prices received and analysis performed at year end. This confirmed management’s previously established view that the market is dislocated and illiquid. Accordingly, the Company determined fair value using a matrix pricing analysis.
Since September 2009 the Company has used a weighted pricing matrix to determine fair value. The pricing matrix was based on risk profile and qualitative and quantitative data for similar vintage RMBS that had recently established prices. The securities were evaluated in each of the following 10 categories: super senior, sector, collateral, current S&P rating, current credit support, 3 month CDR, 3 month VPR, 1 month loss severity, 60+ delinquencies, and FICO score. The price for each RMBS was based upon the prices of those RMBS securities that had the most similar underlying characteristics to the Company’s RMBS portfolio.
There are government sponsored programs that may affect the performance of the Company’s RMBS. The Company is uncertain as to the impact, if any, these programs will have on the fair value of the Company’s RMBS. The fair value of such securities at December 31, 2009 was approximately $59.3 million.
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

Mariner also entered into a voting agreement with Mark W. Blackman, a director of the Company, Blackman Investments, LLC (now Lionshead Investments, LLC) and certain trusts and foundations affiliated with the late Louise B. Tollefson, of which Robert G. Simses, Chairman, and a director of the Company, is trustee, on February 20, 2002. As described in more detail under “Voting Agreement,” Mariner, with the approval of two of the three voting agreement participating shareholders, is generally authorized to vote all of the common shares covered by the voting agreement, which constituted approximately 15.90% of the Company’s issued and outstanding shares of common stock as of March 2, 2010.
The voting agreement also gives Mariner the right to purchase up to 1,350,000 shares of the Company’s common stock from the voting agreement participating shareholders. The option exercise price per share is based on the date the option is exercised. At the time the voting agreement was signed, the option exercise price was $19.00, with the exercise price increasing $0.25 per share every three months, subject to deduction for dividends paid. The exercise price of the option as of March 2, 2010 was $25.14. Generally, Mariner’s option will expire 30 days after the termination of the voting agreement, which is scheduled to terminate on December 31, 2010, if not terminated earlier.
Voting Agreement
On February 20, 2002, shareholders who are affiliated with the Blackman/Tollefson family entered into a voting agreement with Mariner, which affected approximately 15.90% of the voting power of NYMAGIC as of March 2, 2010.
The shares subject to the voting agreement were originally held by John N. Blackman, Sr., who founded the Company in 1972 and died in 1988. The shareholders who are parties to the voting agreement are either heirs of Mr. Blackman, whom we refer to as our founder, or entities established or controlled by them. Three of those shareholders are designated in the voting agreement as “participating shareholders” and have the specific rights described below. The participating shareholders are as follows:
•	Mark W. Blackman, a director of the Company and a son of our founder and Louise B. Tollefson, is a participating shareholder in his individual capacity. He was also a member of our Board of Directors from 1979 until May 2004 and served as our President from 1988 to 1998. He was our Chief Underwriting Officer from June 2002 until August 2009 and our Executive Vice President from September 2005 until August 2009. Mr. Blackman was re-appointed to our Board of Directors on March 6, 2009, and he resigned as an employee and officer of the Company, effective August 11, 2009.

•	John N. Blackman, Jr., a son of our founder and Louise B. Tollefson, acts as a participating shareholder in his dual capacity as controlling member of Lionshead Investments LLC and co-trustee of the Blackman Charitable Remainder Trust dated April 1, 2001. He was a member of our Board of Directors from 1975 until May 2004 and served as Chairman of the Board from 1988 to 1998.

•	Robert G. Simses acts as a participating shareholder in his capacity as sole trustee of the Louise B. Tollefson 2000 Florida Intangible Tax Trust dated December 12, 2000 and the Louise B. Blackman Tollefson Family Foundation dated March 24, 1998. We refer to these trusts and foundations as the Tollefson trusts. The settlor of these trusts, the late Louise B. Tollefson, is the former wife of our founder and was a member of our Board of Directors from 1986 to 2001. Mr. Simses has been a member of our Board of Directors since 2001 and has been Chairman since 2008. He is also Managing Partner of the law firm of Simses & Associates and President and Chief Operating Officer of The William H. Pitt Foundation Inc. Mr. Simses serves on the board of directors of Tiptree Financial, a limited partnership in which Tricadia Capital, which is associated with Mariner, is the general partner.
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
Election of Directors
Provided that the candidates of the participating shareholders would not be legally disqualified from serving as directors of NYMAGIC, Mariner is required to vote all shares that are subject to the amended and restated voting agreement in favor of the election of those candidates, or any successor or replacement candidates, nominated by the participating shareholders. Mariner is not permitted to vote the shares subject to the amended and restated voting agreement to remove any director nominated by a participating shareholder without the consent of that participating shareholder. In accordance with the general voting provisions discussed above under the heading “Voting Rights of Mariner,” Mariner is permitted to vote the shares subject to the amended and restated voting agreement to elect its own candidates only with the written approval of two of the three participating shareholders. In connection with the election of directors at the annual meeting of shareholders in 2009, all three of the participating shareholders approved the voting of those shares to elect the three candidates nominated by Mariner.
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
On March 6, 2009, John R. Anderson, Glenn Angiolillo, Ronald J. Artinian, John T. Baily, Mark W. Blackman, Dennis H. Ferro, A. George Kallop, David E. Hoffman, William J. Michaelcheck, William D. Shaw, Jr., Robert G. Simses, George R. Trumbull, III and David W. Young were nominated for election to the Board at the next annual meeting of shareholders.
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
The option exercise price per share is based on the date the option is exercised. At the time the voting agreement was signed, the option exercise price was $19.00, with the exercise price increasing $0.25 per share every three months. The initial exercise price of $19.00 was approximately equal to the mid-point of the market price of our common stock and the book value of our common stock during the period in which the voting agreement was negotiated. The final exercise price, for exercises between November 15, 2010 and December 31, 2010 is $27.75 per share. The exercise price will be adjusted by deducting the cumulative amount of dividends paid by us in respect of each share of its common stock from January 31, 2003 through the date Mariner exercises its option. This option was granted with the intention of aligning Mariner’s interests with the interests of all of our shareholders. The exercise price of the option as of March 2, 2010 was $25.14 per share.
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
The Company incurred Mariner investment expenses of $2.1 million, $2.9 million and $3.0 million pursuant to the investment management agreements in 2009, 2008 and 2007, respectively. Assuming these agreements are in effect in 2010, the Company would not anticipate any significant change in investment expenses. In the event that assets in the hedge fund and equity portfolio are invested in alternative investment vehicles managed by Mariner or any of its affiliates, the 1.25% advisory fee is waived with respect to those investments, although any fees imposed by the investment vehicles themselves are nonetheless payable.

In 2003, the Company acquired a 100% interest in a limited partnership hedge fund, Mariner Tiptree (CDO) Fund I, L.P. (“Tiptree”), subsequently known as Tricadia CDO Fund, L.P. (“Tricadia”) and since June 2008 known as Altrion Capital, L.P. (“Altrion”). Altrion was originally established to invest in collateralized debt obligation (“CDO”) securities, commercial loan obligation (“CLO”) securities, credit related structured (“CRS”) securities and other structured products, as well as commercial loans, that are arranged, managed or advised by a Mariner affiliated company. See “Relationship with Mariner Partners, Inc.” Under the provisions of the limited partnership agreement (the “Tiptree Agreement”), the Mariner affiliated company was entitled to 50% of the net profit realized upon the sale of certain collateralized debt obligations held by the Company. The investment in Altrion was previously consolidated in the Company’s financial statements. On August 18, 2006, the Company entered into an Amended and Restated Limited Partnership Agreement, effective August 1, 2006, with Tricadia Capital, LLC (“Tricadia Capital”), the general partner, and the limited partners named therein (the “Amended Agreement”), to amend and restate the existing Limited Partnership Agreement of Mariner Tiptree (CDO) Fund I, L.P. entered into in 2003 (the “Original Agreement”). The Amended Agreement changed the name of the partnership, amended and restated in its entirety the Original Agreement and provides for the continuation of the partnership under applicable law upon the terms and conditions of the Amended Agreement. The Amended Agreement, among other items, substantially changed the fee income structure, as well as provides for the potential conversion of limited partnership interests to equity interests. The fee income was changed in the Amended Agreement from 50% of the fee received by the investment manager in connection with the management of CDOs in Altrion to a percentage of fees equal to the pro-rata portion of the CDO equity interest held by Altrion, but in any event, no less than 12.5%. The Amended Agreement also provides for an additional CDO fee to be determined based upon the management fees earned by the investment manager. These changes resulted in a reduction in the variability of Altrion thereby lowering or decreasing its expected losses as well as represented a change in the entity’s governing documents or contractual arrangements that changed the characteristics of Altrion’s equity investment at risk. As a result of these substantive changes to the Original Agreement, the Company concluded that it is no longer the party most closely associated with Altrion and deconsolidated Altrion from its financial statements as of August 1, 2006 and has since included Altrion as a limited partnership investment at equity in the financial statements.
In 2003, the Company made an investment of $11.0 million in Altrion. Additional investments of $4.65 million, $2.7 million and $6.25 million were made in 2004, in 2005 and on April 27, 2007, respectively. The Company was previously committed to providing an additional $15.4 million, or a total of approximately $40 million, in capital to Altrion by August 1, 2008. Altrion, however, waived its right to require the Company to contribute its additional capital commitment of $15.4 million and accordingly, the Company’s obligation to make such capital contribution has expired. In addition, the Company withdrew $10 million of its capital from Altrion during July 2008. The Company redeemed its remaining interest in Altrion effective December 31, 2009, resulting in the Company receiving approximately a $35 million direct investment in the Tiptree Financial, $7.3 million in cash, $1.1 million in commercial loans and $118,000 in private equity. As of December 31, 2009 the majority of Tiptree Financial’s assets were invested in cash, corporate credits, the municipal funding sector, and commercial real estate.
There were no investment expenses incurred and payable under the Tiptree agreement at December 31, 2009. Investment expenses incurred and payable under the Tiptree agreement at December 31, 2008 and December 31, 2007 amounted to $844,387 and $(812,646), respectively, and were based upon the fair value of those securities held and sold during 2008 and 2007, respectively. This agreement also provides for other fees payable to the manager based upon the operations of the hedge fund. There were no other fees incurred through December 31, 2009.
William J. Michaelcheck, a director of the Company, is the Chairman of Mariner and is the beneficial owner of a substantial amount of the stock of Mariner. George R. Trumbull, a director of the Company, A. George Kallop, President and Chief Executive Officer and a director of the Company, and William D. Shaw, Jr., Vice Chairman and a director of the Company, are also associated with Mariner. Currently, Mr. Shaw is a shareholder of Mariner and Messrs. Trumbull and Kallop have contractual relationships with Mariner relating to consulting services. The Company had a consulting agreement with William D. Shaw, Jr. pursuant to which it paid him $100,000 in 2008 for consulting services relating to the Company’s managing its relations with the investment community and other managerial advice and counsel. As noted above, pursuant to the amended and restated voting agreement, Mariner controlled the vote of approximately 15.90% of NYMAGIC’s outstanding voting securities as of March 2, 2010.
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

Subsidiaries
NYMAGIC was formed in 1989 to serve as a holding company for the subsidiary insurance companies. NYMAGIC’s largest insurance company subsidiary is New York Marine, which was formed in 1972. Gotham was organized in 1986 as a means of expanding into the excess and surplus lines marketplace in states other than New York and Southwest Marine was organized in 2005 as a means of expanding into excess and surplus lines in New York. New York Marine and Gotham entered into a Reinsurance Agreement, effective January 1, 1987, under the terms of which Gotham cedes 100% of its gross direct business to New York Marine and assumes 15% of New York Marine’s total retained business, beginning with the 1987 policy year. Accordingly, for policy year 1987 and subsequent, Gotham’s underwriting statistics are similar to New York Marine’s. As of December 31, 2009, 75% and 25% of Gotham’s common stock is owned by New York Marine and NYMAGIC, respectively. Southwest Marine and New York Marine entered into a reinsurance agreement effective January 1, 2007, under the terms of which, New York Marine cedes 5% of its gross direct business to Southwest Marine. Southwest Marine retains 100% of its direct writings. New York Marine owns 100% of Southwest Marine’s common stock.
Gotham does not assume or cede business to or from other insurance companies. As of December 31, 2009, New York Marine had aggregate receivables due from Gotham of approximately $50 million, or 25% of New York Marine’s policyholders’ surplus, and aggregate receivables due from Southwest Marine of approximately $10 million, or 5% of New York Marine’s policyholders’ surplus. Gotham had aggregate reinsurance receivables due from New York Marine, as of December 31, 2009, of approximately $79 million, or 136% of Gotham’s policyholders’ surplus.
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
The Company was a 100% limited partner in Altrion, a limited partnership that invests in CDO securities, CRS securities and other structured product securities, but because the limited partnership agreement was amended and restated in 2006 the Company ceased consolidating this investment as of August 1, 2006 as a result of an amended agreement that provides for substantial changes in the source of revenues and the potential conversion of limited partnership interests to equity interests. The Company includes this investment in limited partnerships at equity. The Company redeemed its remaining interest in Altrion effective December 31, 2009, resulting in the Company receiving approximately a $35 million direct investment in the Tiptree Financial, $7.3 million in cash, $1.1 million in commercial loans and $118,000 in private equity. As of December 31, 2009 the majority of Tiptree Financial’s assets were invested in cash, corporate credits, the municipal funding sector, and commercial real estate.
Competition
The insurance industry is highly competitive and the companies, both domestic and foreign, against which the Company competes, are often larger and could have greater capital resources than the Company and the pools. The Company’s principal methods of competition are pricing and responsiveness to the individual insured’s coverage requirements.
We compete in the United States and international markets with domestic and international insurance companies. In the area of our primary focus, ocean marine liability, there are approximately 50 insurance companies writing almost $3.1 billion in annual premiums for ocean, drill rig, hull, war, cargo and other marine liability. The Company and our main competitors’ collective share of this market, as published by Highline Data, (which used 2008 data), is 76.2%. The three companies with the largest market shares are: American International Group, 9.9%; Travelers Insurance Companies, 8.8%; CNA Insurance Group, 6.8%. Our market share is approximately 2.2%.
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

Employees
The Company currently employs 179 persons. None of our employees is covered by a collective bargaining agreement and management considers the relationship with our employees to be good.
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
We are required to maintain reserves to cover our estimated ultimate liability of losses and loss adjustment expenses for both reported and unreported claims incurred. These reserves are only estimates of what we think the settlement and administration of claims will cost based on our assumptions and facts and circumstances known to us. The low frequency and high severity of many of the risks we insure coupled with the protracted settlement period make it difficult to assess the overall adequacy of our loss reserves. Because of the uncertainties that surround estimating loss reserves and loss adjustment expenses, we cannot be certain that ultimate losses will not exceed these estimates of losses and loss adjustment reserves. Currently, there is a belief that climate change increases the frequency and severity of extreme weather events and, in recent years, the frequency of major catastrophes appears to have increased. Claims for catastrophic events could expose us to large losses and cause substantial volatility in our results of operations, which could cause the value of our common shares to fluctuate widely.
The level of catastrophe losses has fluctuated in the past and may fluctuate in the future. The weather related catastrophes that occurred in 2005 caused significant industry losses and led to a strengthening of rating agency capital requirements for catastrophe-exposed business. In 2005 the Company incurred significant catastrophe losses from hurricanes Katrina and Rita. In 2008 the Company incurred significant catastrophe losses from hurricanes Gustav and Ike. After tax losses resulting from catastrophes in 2009, 2008 and 2007 amounted to $0, $4.3 million and $0, respectively. If our reserves were insufficient to cover our actual losses and loss adjustment expenses, we would have to augment our reserves and incur a charge to our earnings. These charges could be material.

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
We are dependent on our key personnel.
Our success has been, and will continue to be, dependent on our ability to retain the services of our existing key executive officers and to attract and retain additional qualified personnel in the future. We consider our key officers to be George Kallop, our President and Chief Executive Officer, George Sutcliffe, our Executive Vice President-Claims, Paul Hart, our Executive Vice President, General Counsel and Secretary, Thomas Iacopelli, our Executive Vice President, Chief Financial Officer and Treasurer, Glenn Yanoff, our Executive Vice President and head of our MMO Agencies unit, and Edwin Skoch and Timothy McAndrew, the respective Chief Underwriters for our other liabilities and marine business. In addition, our underwriting staff is critical to our success in the production of business. While we do not consider any of our key executive officers or underwriters to be irreplaceable, the loss of the services of any of our key executive officers or underwriters or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct our business, for example, by causing disruptions and delays as workload is shifted to existing or new employees.
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

The Company has investments in RMBS amounting to $56.6 million (amortized value) at December 31, 2009. See Item 1 “Business General” for a complete discussion regarding the Company’s RMBS portfolio.
Our deferred tax asset may require additional valuation allowance.
The Company’s deferred tax assets of $29.3 million at December 31, 2009 is net of a valuation allowance that includes $11.3 million provided for the uncertainty that the Company can fully utilize all deferred taxes that arose from capital losses incurred. To the extent that the Company generates future capital gains to offset these losses, it may recover some or all of this amount. There is no assurance that the Company will be able to generate capital gains in future periods. Federal capital loss carryforwards can be carried forward from 2010 to 2014. As a result of such expiration dates, the Company may not be able to fully utilize all amounts by such dates.
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
In addition, state legislatures, the NAIC and state insurance regulators continually reexamine existing laws and regulations. Any proposed or future legislation may be more restrictive than current regulatory requirements or may result in higher costs and that could materially adversely affect our business.
The federal government has shown increasing concern over the adequacy of state regulation. It is not possible to predict the future impact of any potential federal regulations or other possible laws or regulations on our insurance subsidiaries’ capital, and such laws or regulations could materially adversely affect their business.
Computer system risks.
We rely on our computer equipment, software and technical personnel to accumulate data in order to quote new and existing business, record loss reserves, pay claims and maintain historical statistical information. Any disruption of this process would affect many aspects of our business. Computer risks include hardware failures, software defects, incompatibility of related systems, improper inputs from technical and operational personnel, and functional obsolescence due to the rapid advance of technology and the expanding needs of our business to remain competitive. Risks also include the costs of testing and implementing new systems to take advantage of new technology and charging off unamortized expenses related to software and equipment that has no further useful life. For example, during 2007 we incurred $3.4 million in after tax charges from the write-off of computer equipment and software after determining that such software did not have the necessary functionality to effectively conduct our business operations and no longer possessed any future service potential. We are expected to implement a new computer system in 2011, but in the event that such system does not operate as intended, we could suffer from the inability to quote business or pay claims in a timely manner. The Company has capitalized $8.8 million in computer software expenses as of December 31, 2009. The Company anticipates additional capital expenses, in the range of $1 to $3 million, to implement a new computer system in 2011.
The Company’s Executive Vice President of Information Technology resigned in January 2010. Subsequently, the Company restructured its information technology department into three areas which led to a revised approach for computer system implementation. Accordingly, with respects to our current project to implement a new information technology system, our efforts have been redirected to tightening oversight over vendor’s deliverables as compared with our previous approach of performing extensive modifications to our vendor’s deliverables. In the event that such systems are not deemed to be adequate to conduct the Company’s business, the Company may incur substantial write off charges.
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
NYMAGIC is a holding company whose most significant assets consist of the stock of its operating subsidiaries and investments in various financial instruments. Thus, our ability to pay our debts, pay dividends on our common stock, make additional capital contributions to our insurance subsidiaries, and meet other holding company obligations may be dependent on the earnings and cash flows of our subsidiaries, the ability of the subsidiaries to pay dividends or to advance or repay funds to us, and the amount and liquidity of the investments held in the holding company. This ability is subject to general economic, financial, competitive, regulatory and other factors beyond our control. As discussed above, payment of dividends and advances and repayments from our operating subsidiaries are regulated by the state insurance laws and regulatory restrictions. Accordingly, our operating subsidiaries may not be able to pay dividends or advance or repay funds to us in the future, which could impair our ability to pay our debts, pay dividends on our common stock, make additional capital contributions to our insurance subsidiaries, and meet other holding company obligations. There were no dividends declared by the insurance subsidiaries in 2008; however, $10.9 million was declared in 2009 by the insurance subsidiaries.
Because of the concentration of the ownership of, and the thin trading in, our common stock, you may have difficulties in selling shares of our common stock.
Currently, the ownership of our stock is highly concentrated. Historically, the trading market in our common stock has been thin. As reported by Bloomberg, L.P., in 2007, 2008 and 2009 our average monthly trading volumes were 1,377,719, 816,576 and 419,862 shares, respectively. Our shares traded each day in 2007, 2008 and 2009. We cannot assure you that the trading market for our common stock will become more active on a sustained basis. Therefore, you may have difficulties in selling shares of our common stock.
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
Several of our shareholders, together with some of their affiliates, have entered into a voting agreement with Mariner, which will last until December 31, 2010, unless terminated earlier. This voting agreement authorizes Mariner, with the approval of any two of three participating shareholders under the voting agreement, to vote all the shares covered by the agreement. Among other matters, the voting agreement addresses the composition of our board of directors. The shares covered by the voting agreement currently represent approximately 15.90% of our outstanding shares of common stock as of March 2, 2010. As a result, to the extent that Mariner votes those shares in accordance with the voting agreement, Mariner and the participating shareholders could significantly influence most matters on which our shareholders have the right to vote. This means that other shareholders might be less able to impact voting decisions than they would have if they made a comparable investment in a company that did not have a concentrated block of shares subject to a voting agreement.
The voting agreement and the concentration of our stock ownership in the hands of a few shareholders could impede a change of control and could make it more difficult to effect a change in our management.
Because approximately 15.90% of our currently outstanding stock is subject to the voting agreement, it may be difficult for anyone to effect a change of control that is not approved by the parties to the voting agreement. Even if the participating shareholders were to terminate the voting agreement, their collective share ownership would still be substantial, so that they could choose to vote in a similar fashion on a change of control and have a significant impact on the outcome of the voting. And, even without taking into account the voting agreement, the participating shareholders and our directors and executive officers beneficially own approximately 44.36% of our issued and outstanding common stock as of March 2, 2010. The voting agreement and the concentration of our stock ownership could impede a change of control of NYMAGIC that is not approved by the participating shareholders and which may be beneficial to shareholders who are not parties to the voting agreement. In addition, because the voting agreement, together with the concentration of ownership, results in the major shareholders determining the composition of our Board of Directors, it also may be more difficult for other shareholders to attempt to cause current management to be removed or replaced.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The Company does not own, directly or indirectly, any real estate. The Company leases office space for day-to-day operations in the following cities:
New York metro area — 70,751 square feet
Chicago — 3,500 square feet
San Francisco — 2,000 square feet
The Company’s principal executive offices are approximately 69,000 square feet in size and are located at 919 Third Avenue, New York, New York 10022. The Company entered into a sublease for approximately 28,000 square feet of this space, which commenced on March 1, 2003 and expires on July 30, 2016. In April 2005, the Company signed an amendment to the sublease, for approximately 10,000 square feet of additional space. The amended sublease expires on July 30, 2016. The minimum monthly rental payments of $144,551 under the amended sublease include the rent paid by the Company for the original sublease. Rent payments under the amended sublease commenced in 2005 and end in 2016, with payments amounting to $20.8 million, collectively, over the term of the agreement. In June 2007, the Company leased an additional 30,615 square feet at the principal executive location in New York City. The lease provides for minimum monthly rental payments of $197,722 beginning in 2008 and $210,478 beginning in 2013. The lease expires on July 30, 2016. In 2008, the Company entered into a lease for 2,136 square feet for the office space for its newly formed MMO Agencies, an underwriting division of the Company. The office is located in Long Island, New York. Rent payments under the lease end in 2013, with payments amounting to approximately $370,000, collectively, over the term of the agreement. The lease expires in May 2013.

Item 3.	Legal Proceedings
None

Item 4.	Submission of Matters to a Vote of Security Holders
The Company did not submit any matters to a vote of security holders during the fourth quarter of 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock trades on the New York Stock Exchange (NYSE Symbol: NYM). The following table sets forth high and low sales prices of the common stock for the periods indicated as reported on the New York Stock Exchange composite transaction tape.

	2009		2008
	High	Low	High	Low
First Quarter	$19.46	$7.87	$28.50	$20.00
Second Quarter	15.25	9.38	24.49	19.15
Third Quarter	18.93	13.45	29.35	15.45
Fourth Quarter	18.89	14.12	26.95	11.04
As of March 2, 2010, there were 53 shareholders of record. However, management believes there were approximately 1,500 beneficial owners of NYMAGIC’s common stock as of March 2, 2010.
Dividend Policy
The Company declared a dividend of eight cents per share to shareholders of record in March, June, September and December of 2007 and March, June, September and December of 2008. On March 6, 2009, the Company declared a dividend of four cents to shareholders of record on March 31, 2009, payable on April 7, 2009. The reduction in dividend amount from prior quarters reflected the Company’s cautious economic outlook. The Company declared a dividend of four cents per share to shareholders of record on June 30, 2009, and declared a dividend of six cents per share to shareholders of record on September 30, 2009 and December 31, 2009, respectively. On March 5, 2010, the Company declared a dividend of ten cents per share to shareholders of record as of March 31, 2010. The increase in dividends declared to shareholders are a reflection of the recent financial performance. For a description of restrictions on the ability of the Company’s insurance subsidiaries to transfer funds to the Company in the form of dividends, see “Business — Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Stock Repurchase
The Company makes open market repurchases of its common stock, from time to time, when those purchases are deemed to be advantageous to the Company’s financial position. There were no stock repurchases made during 2009;however, 368,900 shares were purchased during the year ended December 31, 2008. As of December 31, 2009, the Company held 7,333,977 common shares in its treasury. Under the Company’s Common Stock Repurchase Plan, the Company may repurchase up to $75 million of the Company’s issued and outstanding shares of common stock on the open market. As of December 31, 2009, the Company has repurchased a total of 3,457,298 shares of common stock under the plan at a total cost of $62,855,338 at market prices ranging from $12.38 to $28.81 per share.

The following table sets forth purchases made under the Company’s Common Stock Repurchase Plan during the year ended December 31, 2008:

			Total Number
			of Shares	Maximum
			Purchased as	Dollar Value of
	Total	Average	Part of	Shares that may
	Number	Price	Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Period:	Purchased	Share	Program	Program (1) (2)

January 1 — January 31, 2008	—	$—	—
February 1 — February 29, 2008	—	—	—
March 1 — March 31, 2008	20,300	22.97	20,300

Total first quarter	20,300	$22.97	20,300	$19,331,884

April 1 — April 30, 2008	29,900	$22.73	29,900
May 1 — May 31, 2008	40,900	22.19	40,900
June 1 — June 30, 2008	137,100	21.04	137,100

Total second quarter	207,900	$21.51	207,900	$14,859,701

July 1 — July 31, 2008	108,700	$18.99	108,700
August 1 — August 31, 2008	23,400	19.71	23,400
September 1 — September 30, 2008	8,600	22.03	8,600

Total third quarter	140,700	$19.30	140,700	$12,144,662

October 1 — October 31, 2008	—	$—	—
November 1 — November 30, 2008	—	—	—
December 1 — December 31, 2008	—	—	—

Total fourth quarter	—	$—	—	$12,144,662

Year ended December 31, 2008	368,900	$20.75	368,900

(1)	Balance as of end of quarter indicated.

(2)	Balance as of end of quarter indicated Amounts are shown gross of treasury stock reissued.

Item 6.	Selected Financial Data
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
OPERATING DATA:

	Year ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)
Revenues:
Net premiums earned	$156,971	$167,073	$166,096	$151,834	$134,557
Net investment income (loss)	41,668	(63,503)	35,489	47,897	36,060
Commission income	260	154	414	542	1,198
Total other-than-temporary impairments	(479)	(46,233)	(6,682)	(371)	(678)
Portion of loss recognized in OCI (before taxes)	—	—	—	—	—

Net impairment loss recognized in earnings	(479)	(46,233)	(6,682)	(371)	(678)
Net realized investment gains (losses)	15,733	(1,432)	(221)	(32)	(127)
Other income (loss), net	3,342	122	(4,659)	597	334

Total revenues	$217,495	$56,181	$190,437	$200,467	$171,344

Expenses:
Net losses and loss adjustment expenses incurred	$75,504	$109,958	$89,844	$86,136	$92,290
Policy acquisition expenses	36,853	38,670	37,695	31,336	30,491
General and administrative expenses	42,552	38,612	36,018	31,402	27,183
Interest expense	6,731	6,716	6,726	6,712	6,679

Total expenses	$161,640	$193,956	$170,283	$155,586	$156,643

Income (loss) before income taxes	$55,855	$(137,775)	$20,154	$44,881	$14,701

Income taxes expense (benefit)
Current	7,358	(14,026)	10,509	16,777	6,152
Deferred	3,034	(19,414)	(3,727)	(1,746)	(1,152)

	10,392	(33,440)	6,782	15,031	5,000

Net income (loss)	$45,463	$(104,335)	$13,372	$29,850	$9,701

BASIC (LOSS) EARNINGS PER SHARE:

Weighted average shares outstanding	8,428	8,534	8,896	8,807	8,734
Basic (loss) earnings per share	$5.39	$(12.23)	$1.50	$3.39	$1.11

DILUTED (LOSS) EARNINGS PER SHARE:

Weighted average shares outstanding	8,637	8,534	9,190	9,177	8,918
Diluted (loss) earnings per share	$5.26	$(12.23)	$1.46	$3.25	$1.09

Dividends declared per share	$.20	$.32	$.32	$.30	$.24

BALANCE SHEET DATA:

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Total cash and investments	$675,665	$546,986	$701,127	$664,872	$622,404
Total assets	1,010,209	946,476	1,107,977	1,119,296	1,090,419
Unpaid losses and loss adjustment expenses	555,486	548,750	556,535	579,179	588,865
Notes payable	100,000	100,000	100,000	100,000	100,000
Total shareholders’ equity	216,010	164,073	279,446	270,700	239,284
Book value per share	$24.84	$19.11	$31.56	$29.14	$26.44
For a description of factors that materially affect the comparability of the information reflected in the Selected Financial Data, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Highlights-2009 year
•	Net income of $45.5 million or $5.26 per diluted share

•	Total shareholders’ equity of $216.0 million, or $24.84 per diluted share

•	Gross and net premiums written each down 2% from 2008

•	Favorable net loss reserve development reported on prior year loss reserves of $20.0 million

•	Combined ratio of 98.7%

•	Net investment income of $41.7 million

•	Net realized investment gains of $15.3 million

•	Total cash and invested assets of $675.7 million at year end 2009

•	A.M. Best Rating of A (excellent) for New York Marine and Gotham
Results of Operations
The Company’s results of operations are derived from participation in pools of insurance covering ocean marine, inland marine, aircraft and other liability insurance managed by MMO and affiliates. Since January 1, 1997, the Company’s participation in the pools has been increased to 100%. The Company formerly wrote aircraft business, but has ceased writing any new policies covering aircraft insurance for periods subsequent to March 31, 2002. . The Company in 2009, however, began underwriting policies covering single engine non-commercial aircraft. There were no material amounts written during the year.
The Company records premiums written in the year policies are issued and earns such premiums on a monthly pro-rata basis over the terms of the respective policies. The following tables present the Company’s gross premiums written, net premiums written and net premiums earned for each of the past three years.

NYMAGIC Gross Premiums
Written	Year ended December 31,
By Segment	2009		2008		2007
	(Dollars in thousands)
Ocean Marine	$73,269	34%	$82,751	38%	$98,689	43%
Inland Marine/Fire	20,306	10%	16,128	7%	18,625	8%
Other Liability	119,913	56%	118,378	55%	110,986	49%

Subtotal	213,488	100%	217,257	100%	228,300	100%
Run off lines (Aircraft)	92	—	(3)	—	88	—

Total	$213,580	100%	$217,254	100%	$228,388	100%

NYMAGIC Net Premiums
Written	Year ended December 31,
By Segment	2009		2008		2007
	(Dollars in thousands)
Ocean Marine	$49,885	31%	$59,200	36%	$68,192	41%
Inland Marine/Fire	7,045	4%	4,538	3%	6,935	4%
Other Liability	105,785	65%	101,424	61%	92,618	55%

Subtotal	162,715	100%	165,162	100%	167,745	100%
Run off lines (Aircraft)	(68)	—	222	—	108	—

Total	$162,647	100%	$165,384	100%	$167,853	100%

NYMAGIC Net Premiums
Earned	Year ended December 31,
By Segment	2009		2008		2007
	(Dollars in thousands)
Ocean Marine	$51,682	33%	$64,713	39%	$71,637	43%
Inland Marine/Fire	5,733	4%	5,710	3%	6,978	4%
Other Liability	99,624	63%	96,428	58%	87,373	53%

Subtotal	157,039	100%	166,851	100%	165,988	100%
Run off lines (Aircraft)	(68)	—	222	—	108	—

Total	$156,971	100%	$167,073	100%	$166,096	100%

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

Year Ended December 31, 2009 as Compared to Year Ended December 31, 2008
The Company reported net income for the year ended December 31, 2009 of $45.5 million, or $5.26 per diluted share, as compared to a net loss of $(104.3) million, or $(12.23) per diluted share, for the year ended December 31, 2008. The increase in results of operations for the year ended December 31, 2009 when compared to the same period in 2008 was primarily attributable to stronger investment results from trading activities and limited partnership income, lower other-than-temporary write-downs, a lower combined ratio derived from lower catastrophe losses and deferred tax valuation allowance decreases resulting from the utilization of capital loss carryforwards. In 2008, pre-tax losses arose from other-than-temporary write-downs of $46.0 million resulting substantially from our RMBS, losses of $42.3 million from the trading portfolio, losses of $26.3 million from the limited partnership portfolio, hurricane losses from hurricanes Gustav and Ike of $6.6 million, deferred tax valuation allowance increase of $17.6 million for capital loss carryforwards and $12.4 million in reevaluations of the provision for reinsurance receivable balances.
Total revenues for the year ended December 31, 2009 were $217.5 million, an increase of 287%, compared with $56.2 million for the year ended December 31, 2008 primarily reflecting increases in net investment income and net realized investment gains.
Net realized investment gains, after impairment, for the year ended December 31, 2009 were $15.3 million compared with net realized investment losses, after impairment, of $47.7 million for 2008. Net realized investment gains in 2009 primarily reflect gains from the sales of municipal bonds and U.S. Treasury securities. The realized investment losses in 2008 primarily relate to write-downs in the Company’s investments in RMBS.
Shareholders’ equity increased to $216.0 million as of December 31, 2009 from $164.1 million as of December 31, 2008. The increase was primarily attributable to net income for the period and increases in unrealized appreciation of fixed maturities held for sale.
Accumulated other comprehensive income (loss) included in shareholders’ equity as of December 31, 2009 decreased by $(20.1) million to $(23.0) million from $(2.9) million as of December 31, 2008. This includes $(26.1) million attributable to the reclassification from retained earnings to accumulated other comprehensive income (loss) of non-credit investment impairment losses previously recognized in net income on the Company’s RMBS holdings as a result of the adoption of ASC 320 on April 1, 2009. The adoption of ASC 320 had no impact on total shareholders’ equity. Gross premiums written of $213.6 million and net premiums written of $162.6 million each decreased by 2% for the year ended December 31, 2009 when compared to the same period of 2008. Net premiums earned decreased by 6% for the year ended December 31, 2009 when compared to the same period of 2008.
Premiums for each segment are discussed below:
An analysis of gross premiums written for the ocean marine segment is presented below:

	Year ended December 31,
	2009	2008	Change
	(Dollars in thousands)
Marine liability	$41,005	$41,421	(1%)
Energy	12,249	11,396	8%
Hull	6,773	7,224	(6%)
Cargo	5,705	15,387	(63%)
War	4,221	5,130	(18%)
Other marine	3,316	2,193	51%

Total	$73,269	$82,751	(11%)

Ocean marine gross premiums written in 2009 decreased by 11%, primarily reflecting decreases in volume in the cargo and hull classes. There was a decrease in 2009 of $8.6 million from 2008 resulting from the change in gross cargo and war premiums arising from one of the Company’s program management agreements, which was terminated at the end of 2007. Decreased production occurred in most of the other marine classes largely as a result of competitive markets and declining rates. Increases were recorded in the energy class largely due to firmer rates.
Ocean marine net premiums written and net premiums earned for the year ended December 31, 2009 decreased by 16% and 20%, respectively, when compared to 2008. Net premiums written and net premiums earned in 2009 largely reflected the decline in gross cargo premiums written and mildly lower premium rates over the past year. There were no reinsurance reinstatement costs arising from catastrophe losses in 2009. This compared to reinsurance reinstatement costs of $1.6 million resulting from Hurricane Ike in 2008.

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
An analysis of gross premiums written for the inland marine/fire segment is presented below:

	Year ended December 31,
	2009	2008	Change
	(Dollars in thousands)
Fire and inland marine	$17,939	$14,706	22%
Surety	2,367	1,422	66%

Total	$20,306	$16,128	26%

Inland marine/fire gross premiums written and net premiums written increased by 26% and 55% for the year ended December 31, 2009 when compared to the same period of 2008. Gross premiums written in 2009 reflected increases in production largely relating to property risks written on a nationwide basis. Increases in production relating to surety risks largely occurred as a result of an additional agent appointment. Gross premiums written reflected mildly lower market rates when compared to the prior year. The increase in net premiums written in 2009 resulted from a change in the mix of gross premiums which resulted in lower premium cessions to reinsurers. Surety premiums are written net of reinsurance. Net premiums earned was flat in 2009 when compared to 2008 reflecting declines in premium production from the prior year, which was offset mostly by current year increases in production largely relating to property risks written on a nationwide basis.
An analysis of gross premiums written for the other liability segment is presented below:

	Year ended December 31,
	2009	2008	Change
	(Dollars in thousands)
Automobile liability	$7,627	$7,312	4%
Professional liability	52,767	50,443	5%
General casualty	26,161	24,585	6%
Excess Workers’ Compensation	33,358	36,038	(7%)

Total	$119,913	$118,378	1%

Other liability gross premiums written increased by 1% for the year ended December 31, 2009 when compared to 2008. Net premiums written and net premiums earned for the year ended December 31, 2009 rose by 4% and 3%, respectively, when compared to 2008. The increase in premiums is primarily due to premiums written from MMO Agencies, which was formed in 2008 to write premiums through a network of general agents with binding authority subject to underwriting criteria established and monitored by the Company, and an increase in production of professional liability writings. Substantially offsetting this increase were declines in premiums from excess workers’ compensation and contractors’ liability that resulted from lower production largely as a consequence of reduced construction and commercial activities.
Professional liability writings increased by 5% in 2009 when compared to 2008 primarily due to production increases that were partially offset by a softening of premium rates.
General casualty premiums from the recently formed MMO Agencies contributed approximately $12.1 million in gross premiums written during 2009. This compares to a contribution of $2.7 million in 2008 from MMO agencies.
The Company writes excess workers’ compensation insurance on behalf of certain self-insured workers’ compensation trusts. Gross and net premiums written in the excess workers’ compensation class decreased to $33.4 million and $29.5 million, respectively, in 2009 from $36.0 million and $31.9 million, respectively, in the same period of 2008. The decrease in gross and net premiums in 2009 largely reflected rate reductions and reduced commercial activities.
Aircraft premiums were nominal in 2009 and 2008 as a result of the Company having ceased writing new commercial aircraft policies subsequent to March 31, 2002. In 2009, the Company entered into an agreement with an agent to write general aviation insurance. There were no significant amounts written during the year.

Net losses and loss adjustment expenses incurred as a percentage of net premiums earned (the loss ratio) were 48.1% for the year ended December 31, 2009 as compared to 65.8% for 2008. The lower loss ratio in 2009 was partly attributable to lower current accident year loss ratios in the ocean marine and other liability lines of business and partly attributable to larger amounts of favorable loss reserve development. The ocean marine loss ratio benefited in part from lower catastrophe losses reported in 2009 as well as the non-renewal of certain unprofitable hull business. The lower other liability loss ratio was due in part to lower loss estimates used for contractors liability business. The inland marine/fire segment loss ratio was lower in the current year due to favorable loss development. The larger loss ratios in 2008 were primarily attributable to losses incurred from hurricanes Gustav and Ike amounting to $6.6 million (including $1.6 million of reinstatement costs), which added 4.0% to the 2008 loss ratio and the resolution of a dispute in 2008 over reinsurance receivables with a reinsurer including a reevaluation of the provision for doubtful reinsurance receivables that resulted in additional losses of $12.4 million and added 7.4% to the 2008 loss ratio.
The Company reported approximately $20.0 million of favorable loss reserve development recorded in 2009. The Company reported adverse loss reserve development of $2.7 million in 2008.
Each of the Company’s major business segments contributed to the approximately $20.0 million decrease in 2009 in estimated losses and loss adjustment expenses for claims occurring in prior years. The ocean marine line of business recorded the largest favorable development primarily occurring in the 2004 through 2006 accident years largely as a result of lower than expected reported loss and paid loss trends. This was partially offset by adverse development in the 2007 accident year due to the emergence of a large shock loss. The other liability line of business reported favorable development in the 2005 through 2008 accident years partly due to revisions in loss estimates on contractor’s business and partly due to favorable reporting trends in the excess workers’ compensation class in the 2007 accident year and the professional liability class in the 2006 and 2007 accident years. The favorable development in the other liability line was partially offset by shock losses occurring in the professional liability class in the 2008 accident year. The aviation class reported $2.0 million in favorable loss development relating to accident years prior to 2002 largely due to recoveries. The inland marine/fire line also reported favorable development largely attributable to the fire class.
The adverse loss reserve development of $2.7 million in 2008 resulted primarily from the resolution of the dispute over reinsurance receivables with a reinsurer and the reevaluation of the reserve for doubtful reinsurance receivables that contributed $12.4 million of adverse development in 2008 for both the other liability and ocean marine lines of business for accident years prior to 1999. Further contributing to adverse loss development in 2008 was $3.2 million from asbestos and environmental losses in the other liability line for accident years prior to 1999. Partially offsetting this adverse development in the other liability line was favorable development in the contractors’ class as a result of lower than anticipated incurred loss development of approximately $3.6 million in the 2004 through 2006 accident years. The ocean marine line also reported favorable development of approximately $14.0 million in the 2004 through 2006 accident years largely as a result of lower reported and paid loss trends. The inland marine/fire segment also reported favorable loss development partially due to larger than expected reinsurance recoveries in accident years 2005 through 2006. Contributing to the overall adverse development in 2008 was approximately $3.5 million in adverse development from the runoff aviation class relating to accident years prior to 2002.
Policy acquisition costs as a percentage of net premiums earned (the acquisition cost ratio) for the years ended December 31, 2009 and 2008 were 23.5% and 23.1%, respectively. A change in premium mix in the other liability segment whose underlying classes of business have higher acquisition cost ratios than other lines of business was partially offset by a lower ocean marine ratio which benefited from lower reinstatement premium charges in 2009 when compared to 2008.
General and administrative expenses increased by 10% for the year ended December 31, 2009 when compared to 2008. Larger expenses were incurred in 2009 to service the expansion of the Company’s business operations, including increased staffing for MMO Agencies as well as computer system implementation expenditures.
The Company’s combined ratio (the loss ratio, the acquisition cost ratio and general and administrative expenses divided by net premiums earned) was 98.7% for the year ended December 31, 2009 as compared to 112.1% for the same period in 2008.
Net investment income for the year ended December 31, 2009 was $41.7 million as compared to net investment loss of $(63.5) million in 2008. Net investment income in 2009 reflected increases in income from trading, limited partnerships and commercial loan portfolios. Trading portfolio income of $4.5 million resulted primarily from interest income and the fair value changes in municipal obligations. The net investment loss in 2008 primarily reflected trading portfolio losses and lower income from limited partnerships. Trading portfolio losses of $(42.3) million were recorded in 2008 and resulted primarily from the fair value changes in the underlying securities. This included municipal obligations of $(3.0) million, preferred stocks of $(31.5) million, economic hedged positions of $(1.1) million and exchange traded funds of $(6.7) million. Income from commercial loans of $1.9 million resulted primarily from the tightening of credit spreads in the market for these types of securities during 2009. This compared to a loss of $(1.5) million from commercial loans in 2008. Limited partnership income in 2009 increased from 2008 as a result of higher returns amounting to 19.4% as compared to (17.6)% in 2008. Hedge fund returns in fixed income strategies were mainly derived from G-7 government arbitrage, which reported higher returns in 2009 than 2008. Included in limited partnership income was $9.8 million and $1.2 million for 2009 and 2008, respectively, from our investment in Altrion. The Company redeemed its remaining interest in Altrion effective December 31, 2009, resulting in the Company receiving approximately a $35 million direct investment in the Tiptree Financial, $7.3 million in cash, $1.1 million in commercial loans and $118,000 in private equity. As of December 31, 2009 the majority of Tiptree Financial’s assets were invested in cash, corporate credits, the municipal funding sector and commercial real estate.

The increase in investment income in 2009 from fixed maturities available for sale largely resulted from higher yields on the portfolio. The increase in investment income in 2009 from fixed maturities held to maturity largely resulted from maintaining the portfolio for an entire year in 2009 when compared to three months in 2008. Short-term investment income declined in 2009 when compared to 2008 largely as a result of lower yields.
Investment (loss) income, net of investment fees, from each major category of investments is as follows:

	Years ended December 31,
	2009	2008
	(In millions)
Fixed maturities held to maturity	$1.9	$0.8
Fixed maturities available for sale	8.7	7.4
Trading securities	4.5	(42.3)
Commercial loans	1.9	(1.5)
Equity in (loss) earnings of limited partnerships	26.7	(26.8)
Short-term investments	0.3	3.0

Total investment (loss) income	44.0	(59.4)
Investment expenses	(2.3)	(4.1)

Net investment (loss) income	$41.7	$(63.5)

As of December 31, 2009 and 2008, investments in limited partnerships amounted to approximately $151.9 million and $122.9 million, respectively. The equity method of accounting is used to account for the Company’s limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership hedge funds to results of operations. Net investment (loss) income for 2009 and 2008 reflected approximately $26.7 million and $(26.8) million, respectively, derived from limited partnership hedge fund investments.
As of December 31, 2009 and 2008 investments included in the trading and commercial loan portfolios amounted to approximately $5.0 million and $31.9 million, respectively. Net investment (loss) income for 2009 and 2008 reflected approximately $6.4 million and $(43.8) million, respectively, derived from trading and commercial loan portfolio activities. In 2009, these activities include the trading of commercial loans, municipal bonds and preferred stocks. In 2008, these activities include the trading of commercial middle market debt, municipal bonds, preferred stocks and exchange traded funds. The Company’s trading portfolio is marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of trading securities are also recognized in net investment income. The ending balance in the trading portfolio can vary substantially from period to period due to the level of trading activity.
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
Commission and other income increased to $3.6 million for the year ended December 31, 2009 from $0.3 million for the same period in the prior year. The increase was attributable to the Company’s receipt of $3.2 million as beneficiary of a life insurance policy on a former director in the third quarter of 2009.
Net realized investment gains after impairments were $15.3 million for the year ended December 31, 2009 as compared to net realized investment losses after impairments of $(47.7) million for the year ended December 31, 2008. Net realized investment gains in 2009 primarily reflect gains from the sales of municipal bonds and U.S. Treasury securities. Net realized investment losses in 2008 resulted from the sale of fixed income investments as well as write-downs from other-than-temporary (OTTI) declines in the fair value of securities, which amounted to $46.2 million. The OTTI in 2008 was primarily attributable to the decline in the fair value of the Company’s RMBS portfolio. The decision to write down such securities as of September 30, 2008 was based upon the possibility then that we might not hold such securities until their fair value decline was recovered.

Interest expense was $6.7 million for each of the years ended December 31, 2009 and 2008, and resulted primarily from the Company’s $100 million 6.5% senior notes.
Total income tax expense (benefit) amounted to $10.4 million and $(33.4) million, respectively, for the years ended December 31, 2009 and 2008, respectively. Total income tax expense or benefit as a percentage of income or (loss) before taxes was 18.6% and (24.3%) for the years ended December 31, 2009 and 2008, respectively. The lower percentages in 2009 were largely attributable to tax benefits of $4.6 million for the year ended December 31, 2009 as a result of the partial reversal of the deferred tax valuation allowance previously provided for capital losses. Further contributing to the lower percentage in 2009 was greater investment income from tax-exempt municipal bonds. For the year ended December 30, 2008, the Company reported deferred tax valuation allowance increases of $18.5 million primarily for capital loss carryforwards.
Deferred income taxes at December 31, 2009 decreased to $29.3 million from $35.5 million at December 31, 2008, primarily due to reductions in deferred tax benefits arising from the increase in the fair value of investments. Management believes the Company’s total deferred tax assets, net of the recorded valuation allowance account, as of December 31, 2009 will more-likely-than-not be fully realized.
Reserves for unearned premiums increased to $89.5 million as of December 31, 2009 from $83.4 million as of December 31, 2008 primarily as a result of the increase in fourth quarter 2009 over fourth quarter 2008 gross premiums which was largely attributable to writings from MMO agencies.
Reinsurance receivables on unpaid balances, net at December 31, 2009, decreased to $205.1 million from $213.9 million at December 31, 2008, and reinsurance receivables on paid balances, net at December 31, 2009, decreased to $13.1 million from $28.4 million at December 31, 2008 largely as a result of the collection of reinsurance balances on gross losses paid on prior year hurricane claims.
Ceded reinsurance payable decreased to $13.6 million at December 31, 2009 from $23.8 million at December 31, 2008 mainly as a result of the payment of reinsurance reinstatement premiums on hurricane losses and the timing of payments of certain reinsurance balances.
Other liabilities at December 31, 2009 increased to $34.9 million from $25.8 million at December 31, 2008 primarily due to the amounts owed to the MMO insurance pools.
Other assets decreased to $4.1 million at December 31, 2009 from $23.9 million at December 31, 2008, primarily due to cash received on federal income taxes recoverable and the receipt as beneficiary of proceeds of a life insurance policy on a former director.
Property, improvements and equipments, net increased to $14.6 million at December 31, 2009 from $10.0 million at December 31, 2008, primarily due to as a result of capitalized expenditures relating to information technology infrastructure initiatives.
Year Ended December 31, 2008 as Compared to Year Ended December 31, 2007
The Company reported a net loss for the year ended December 31, 2008 of $(104.3) million, or $(12.23) per diluted share, as compared to net income of $13.4 million or $1.46 per diluted share, for the year ended December 31, 2007. The decrease in results of operations for the year ended December 31, 2008 when compared to the same period in 2007 was primarily attributable to pre-tax losses from other-than-temporary write-downs of $46.0 million resulting substantially from our RMBS holdings, losses of $42.3 million from the trading portfolio, losses of $26.3 million from the limited partnership portfolio, hurricane losses from hurricanes Gustav and Ike of $6.6 million, deferred tax valuation allowance increase of $17.6 million for capital loss carryforwards and $12.4 million in reevaluations of the provision for reinsurance receivable balances.
Total revenues for the year ended December 31, 2008 were $56.2 million, down 70%, compared with $190.4 million for the year ended December 31, 2007 primarily reflecting decreases in net investment income and increases in realized investment losses.
Net realized investment losses, after impairment, for the year ended December 31, 2008 were $47.7 million compared with $6.9 million for 2007. The realized investment losses in 2008 primarily relate to write-downs in the Company’s investments RMBS.
Shareholders’ equity decreased to $164.1 million as of December 31, 2008 from $279.4 million as of December 31, 2007. The decrease was primarily attributable to the net loss for the period.
Gross premiums written of $217.3 million and net premiums written of $165.4 million decreased by 5% and 1%, respectively for the year ended December 31, 2008 when compared to the same period of 2007. However, net premiums earned increased by 1% for the year ended December 31, 2008 over the same period of 2007.

Premiums for each segment are discussed below:
An analysis of gross premiums written for the ocean marine segment is presented below:

	Year ended December 31,
	2008	2007	Change
	(Dollars in thousands)
Marine liability	$41,421	$41,826	(1%)
Energy	11,396	12,959	(12%)
Hull	7,224	9,154	(21%)
Cargo	15,387	25,686	(40%)
War	5,130	6,515	(21%)
Other marine	2,193	2,549	(13%)

Total	$82,751	$98,689	(16%)

Ocean marine gross premiums written in 2008 decreased by 16% when compared to 2007, primarily reflecting decreases in volume in the cargo and hull classes. The decrease in cargo production resulted primarily from the termination of a relationship with Southern Marine and Aviation, one of the Company’s agents writing cargo business. The decrease in hull premiums reflected the non-renewal of certain unprofitable accounts resulting from a continued effort to improve profitability in this class. Rates in the various classes of marine business declined slightly when compared to the prior year’s comparable period.
Ocean marine net premiums written and net premiums earned for the year ended December 31, 2008 decreased by 13% and 10%, respectively, when compared to 2007. Larger net premium retention levels in 2008 resulted from lower excess of loss reinsurance costs and lower reinsurance reinstatement costs. Losses from hurricane Ike resulted in incurring reinsurance reinstatement costs of $1.6 million in 2008 as compared with $2.3 million of reinsurance reinstatement costs arising from a cargo loss in 2007. Net earned premiums in 2008 largely reflected the decline in gross premiums written, which was partially offset by lower reinsurance costs in 2008 when compared to 2007.
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
Net losses and loss adjustment expenses incurred as a percentage of net premiums earned (the loss ratio) were 65.8% for the year ended December 31, 2008 as compared to 54.1% for 2007. The larger loss ratio in 2008 was primarily attributable to losses incurred from hurricanes Gustav and Ike amounting to $6.6 million (including $1.6 million of reinstatement costs), which added 4.0% to the 2008 loss ratio and the resolution of a dispute in 2008 over reinsurance receivables with a reinsurer including a reevaluation of the provision for doubtful reinsurance receivables that resulted in additional losses of $12.4 million and added 7.4% to the 2008 loss ratio. The decision to resolve the dispute regarding non-core reinsurance receivables and adjust our allowance for other potentially uncollectible non-core reinsurance receivables was related to reinsurance cessions made under a number of reinsurance contracts written from 1978 to 1986. The Company’s loss ratio in 2007 benefited from the novation of substantially all of the excess workers’ compensation policies written in conjunction with a prior producer. The novation reduced the overall loss ratio by 3.7% in 2007. Also contributing to a higher loss ratio in the other liability segment in 2008 was a change in premium mix in the other liability class. Excess workers’ compensation premiums have a higher loss ratio than other classes of other liability business and resulted in an overall increase in the other liability loss ratio. The inland marine/fire loss ratio decreased in 2008, reflecting lower severity losses and lower frequency of losses in the fire and the surety classes.
The Company increased net loss reserves by approximately $2.7 million in 2008 from the 2007 year-end net unpaid loss reserve amount of $306.4 million as a result of adverse loss reserve development. This is compared to $13.8 million of favorable loss reserve development recorded in 2007.
The adverse loss reserve development of $2.7 million in 2008 resulted primarily from the resolution of the dispute over reinsurance receivables with a reinsurer and the reevaluation of the reserve for doubtful reinsurance receivables that contributed $12.4 million of adverse development in 2008 for both the other liability and ocean marine lines of business for accident years prior to 1999. Further contributing to adverse loss development was $3.2 million from asbestos and environmental losses in the other liability line for accident years prior to 1999. Partially offsetting this adverse development in the other liability line was favorable development in the contractors class as a result of lower than anticipated incurred loss development of approximately $3.6 million in the 2004 through 2006 accident years. The ocean marine line also reported favorable development of approximately $14.0 million in the 2004 through 2006 accident years largely as a result of lower reported and paid loss trends. The inland marine/fire segment also reported favorable loss development partially due to larger than expected reinsurance recoveries in accident years 2005 through 2006. Contributing to the overall adverse development in 2008 was approximately $3.5 million in adverse development from the runoff aviation class relating to accident years prior to 2002.

The Company reported favorable development of prior year loss reserves of $13.8 million in 2007. This favorable loss reserve development included $6.2 million recorded on the novation of excess workers’ compensation policies in the other liability line for accident years 2004 through 2006. Partially offsetting this benefit in the other liability line was adverse development of $3.0 million in the professional liability class as a result of two large claims in the 2006 accident year. The ocean marine line reported favorable development in the 2003 through 2005 accident years largely as a result of favorable loss trends. The inland marine/fire segment also reported favorable loss development partially due to lower emergence of severity losses. The favorable development in 2007 was partially offset by approximately $3.3 million in adverse development from the runoff aviation class.
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
Net investment loss for the year ended December 31, 2008 was $(63.5) million as compared to net investment income of $35.5 million in 2007. The decrease in 2008 primarily reflected trading portfolio losses and lower income from limited partnerships. Trading portfolio losses of $(42.3) million were recorded in 2008 and resulted primarily from the fair value changes in the underlying securities. This included municipal obligations of $(3.0) million, preferred stocks of $(31.5) million, economic hedged positions of $(1.1) million and exchange traded funds of $(6.7) million. Limited partnership income in 2008, excluding income from Altrion, decreased from the prior year’s comparable period as a result of lower returns amounting to (24.6)% as compared to 3.4% for the same period in 2007. Most of our hedge fund investments reported lower returns in 2008 than in 2007. Income from Altrion was $1.2 million and $7.9 million for the year ended December 31, 2008 and 2007, respectively. Income from Altrion was greater in 2007 as a result of interest income received from the warehousing of CDO and CLO debt securities. There were no such activities in 2008. The reduction in investment income from fixed maturities available for sale and short-term investments resulted from maintaining lower average balances during 2008 in such investments.
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
The Company’s investment income results may be volatile depending upon the level of limited partnerships, commercial loans and trading portfolio investments held. If the Company invests a greater percentage of its investment portfolio in limited partnership hedge funds, and/or if the fair value of trading and/or commercial loan investments held varies significantly during different periods, there may also be a greater volatility associated with the Company’s investment income. The Company will account for future purchases of fixed income and equity securities as part of its held to maturity or available for sale portfolio and not its trading portfolio. This decision to include such securities in the held to maturity or available for sale portfolio was based upon our intent to hold and not trade such securities.
Commission and other income (loss) increased to $0.3 million for the year ended December 31, 2008 from $(4.2) million in 2007. The Company’s write-off of $5.3 million relating to its computer systems in 2007 accounted for most of the change. Commission income in 2007 reflected a greater profit commission than in 2008 derived from ceded reinsurance in the ocean marine class of business.
Net realized investment losses were $(47.7) million for the year ended December 31, 2008 as compared to $(6.9) million for the year ended December 31, 2007. These amounts result from the sale of fixed income investments as well as write-downs from other-than-temporary declines in the fair value of securities, which amounted to $46.2 million and $6.7 million for the years ended December 31, 2008 and 2007, respectively. The write-downs in 2008 and 2007 primarily relate to the Company’s investments in RMBS. The Company has collected all applicable interest and principal repayments on such securities to date. The Company collected $8.5 million in principal repayments on these securities in 2008, which resulted in $1.2 million in realized investment gains as a result of the recapture of previous write-downs of investment balances. The decision to write down such securities in 2008 was based upon the likelihood that the securities may not be held until the fair value decline is recovered. Contributing to management’s decision was the uncertainty of the duration of declines in the residential mortgage-backed market. However, on October 1, 2008, management reconsidered the classification of these securities as a result of our desire to hold such securities for their duration. Accordingly, the Company transferred these holdings to the held to maturity classification using the fair value of these securities on such date as its adjusted cost basis. The Company has both the intent and the ability to hold such securities until maturity.
Interest expense was $6.7 million for each of the years ended December 31, 2008 and 2007, and resulted primarily from the Company’s $100 million 6.5% senior notes.
Total income tax (benefit) expense amounted to $(33.4) million and $6.8 million, respectively, for the year ended December 31, 2008 and 2007. The Company’s effective tax rate for the year ended December 31, 2008 and 2007 was 24.3% and 33.7%, respectively. The change in the effective tax rate is largely attributable to the deferred tax valuation allowance increase of $18.5 million resulting in large part from capital loss carryforwards.
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
Reinsurance receivables on unpaid balances, net at December 31, 2008, decreased to $213.9 million from $250.1 million at December 31, 2007, and reinsurance receivables on paid balances, net at December 31, 2008, decreased to $28.4 million from $38.8 million at December 31, 2007 largely as a result of the payment of gross ocean marine losses and asbestos and environmental losses that were substantially reinsured, the collection of ceded hurricane loss payments, the write off of disputed receivable balances with a reinsurer and the subsequent reevaluation of reserves for doubtful accounts.
Ceded reinsurance payable decreased to $23.8 million at December 31, 2008 from $27.1 million at December 31, 2007 mainly as a result of the payment of reinsurance reinstatement premiums on hurricane losses.

Other assets increased to $23.9 million at December 31, 2008 from $10.2 million at December 31, 2007, primarily as a result of federal income taxes recoverable.
Property, improvements and equipments, net increased to $10.0 million at December 31, 2008 from $4.8 million at December 31, 2007, primarily as a result of capitalized expenditures relating to information technology infrastructure initiatives and capital improvements on leased office space.
Liquidity and Capital Resources
The Company monitors cash and short-term investments in order to have an adequate level of funds available to satisfy claims and expenses as they become due. As of December 31, 2009, the Company’s assets included approximately $75.5 million in cash and short-term investments. Fixed maturities held to maturity are comprised of $56.6 million in RMBS. Cash and total investments increased from $547.0 million at December 31, 2008 to $675.7 million at December 31, 2009, principally as a result of strong cash flows from operations as well as the appreciation of the Company’s investments. Receivables for securities sold amounted to $4.2 million and $25.4 million as of December 31, 2009 and 2008, respectively. The level of cash and short-term investments of $75.5 million at December 31, 2009 reflected the Company’s high liquidity position.
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
Cash flows provided by operating activities were $89.8 million for the year ended December 31, 2009. This compared to cash flows provided by operating activities of $57.6 million for the year ended December 31, 2008 and cash flows used in operating activities of $106.4 million for the year ended December 31, 2007. Cash flows from operating activities are significantly impacted by changes in the Company’s trading and commercial loan portfolios. Any securities purchased by the Company in its trading and commercial loan portfolios would be reflected as a use of cash from operating activities and any securities sold from these portfolios would be reflected as a source of cash from operating activities. Trading portfolio activities include the purchase and sale of preferred stocks, municipal bonds, CDO/CLO securities and exchange traded funds. Commercial loan activities include the purchase and sale of middle market loans made to commercial companies. Trading and commercial loan portfolio activities of $26.9 million and $84.2 million favorably affected cash flows for the years ended December 31, 2009 and December 31, 2008, respectively, while trading and commercial loan portfolio activities adversely affected cash flows for the year ended December 31, 2007 by $116.2 million. As the Company’s trading and commercial loan portfolio balances may fluctuate significantly from period to period, cash flows from operating activities may also be significantly impacted by such trading activities.
For the years ended December 31, 2009 and 2007, cash flows from operations excluding adjustments for trading and commercial loan activities were favorable and for the year ended December 31, 2008, cash flows from operating activities excluding adjustments for trading and commercial loan activities were unfavorable. Cash flows were favorably impacted in 2009 by collections of reinsurance recoverables on hurricane losses, net investment income and lower net paid losses; were adversely impacted in 2008, principally as a result of lower investment income; and, were favorably impacted in 2007, principally as a result of collections of reinsurance recoverables on hurricane losses and lower net paid losses, which were partially offset by payments of quota share reinsurance premiums.

Cash flows used in investing activities were $99.3 million for the year ended December 31, 2009 and resulted primarily from net purchases of fixed maturities and partially offset by the net sale of short-term investments. Cash flows used in investing activities were $176.9 million for the year ended December 31, 2008 and resulted primarily from net purchases of fixed maturities and short-term investments. Cash flows provided by investing activities were $295.7 million for the year ended December 31, 2007 and resulted primarily from net sales of fixed maturities and short-term investments.
Cash flows provided by financing activities were $0.5 million for the year ended December 31, 2009. Cash flows used in financing activities were $10.0 million and $2.8 million for the years ended December 31, 2008 and 2007, respectively. The repurchase of treasury stock accounted for most of the use of cash flows in each of 2008 and 2007.
Under the Common Stock Repurchase Plan, as amended in 2008, the Company may purchase up to $75 million of the Company’s issued and outstanding shares of common stock on the open market. The Company paid $0, $7.7 million and $7.1 million to repurchase its common stock during the years ended December 31, 2009, 2008 and 2007, respectively.
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
In 2002, the Company signed a sublease at 919 Third Avenue, New York, NY 10022 for approximately 28,000 square feet for its principal offices in New York. The sublease commenced on March 1, 2003 and expires on July 30, 2016. In April 2005, the Company signed an amendment to the sublease, for approximately 10,000 square feet of additional space. The sublease expires on July 30, 2016. The minimum monthly rental payments of $144,551 under the amended sublease include the rent paid by the Company for the original sublease. Such payments began in 2005 and end in 2016. They will amount to $20.8 million of total rental payments, collectively, over the term of the amended sublease.
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
Effective August 1, 2008, the Company has subleased Space A for a term of 29 months, with an option to extend for an additional 19 months. The monthly rental income recognized under the sublease agreement is approximately $82,000 and has reduced overall general and administrative expenses by $984,000 and $410,000 for the years ended December 31, 2009 and 2008. The Company did not extend its sublease of Space A.
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
Within this limitation, the maximum amount which could be paid to the Company out of the domestic insurance companies’ surplus was approximately $10.2 million as of December 31, 2009. Dividends declared by the domestic insurance companies’ in 2009 amounted to $10.9 million. There were no dividends declared by the insurance subsidiaries in 2008.

At December 31, 2009, NYMAGIC’s investments consist of cash and short-term investments, RMBSs, limited partnership hedge funds and short-term premium and investment receivables as follows:

Description	Amounts in thousands
Cash	$23,576
Commercial loans	1,097
RMBS	1,827
Common stocks	118
Limited partnership hedge funds: Tiptree Financial	35,039
Mariner Voyager	1,877

Total investments	$63,534

A significant portion of the Company’s invested assets are in hedge funds. The Company is in the process of redeeming its investment in Mariner Voyager. The level of liquidity of invested assets is impacted by hedge fund investments as one of our hedge funds (Mariner Voyager) has invoked gated provisions that allow the fund to disperse redemption proceeds to investors over an extended period. The Company is subject to such restrictions and they will affect the timing of the receipt of hedge fund proceeds. The timing of the redemption proceeds is uncertain. The Company also maintains a significant investment in Tiptree Financial. See “Investment Management Arrangement” for a complete discussion of the Company’s investment in Tiptree Financial.
The Company has capitalized $8.8 million in computer software expenses as of December 31, 2009. The Company anticipates additional expenses, of up to $3 million, to implement a new computer system expected to be completed in 2011.
The Company made no capital contributions during 2009 to its insurance subsidiaries. During 2009, the Company purchased $2.9 million in overdue receivables from New York Marine.
New York Marine and Gotham collectively paid ordinary dividends of $10,850,000, $6,795,000 and $14,475,000 in 2009, 2008 and 2007, respectively.
On March 6, 2009, the Company declared a dividend of four cents to shareholders of record on March 31, 2009, payable on April 7, 2009. On May 21, 2009, the Company declared a dividend of four cents per share to shareholders of record on June 30, 2009, payable on July 7, 2009. On September 17, 2009, the Company declared a dividend of six cents per share to shareholders of record on September 30, 2009, payable on October 6, 2009. On December 10, 2009, the Company declared a dividend of six cents per share to shareholders of record on December 31, 2009, payable on January 6, 2010.
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
The Company has established three share-based incentive compensation plans (the “Plans”), which are described in Note (15) Incentive Compensation of the Notes to Financial Statements. Management believes that the Plans provide a means whereby the Company may attract and retain persons of ability to exert their best efforts on behalf of the Company. The Plans generally allow for the issuance of grants and exercises through newly issued shares, treasury stock, or any combination thereof to officers, key employees and directors who are employed by, or provide services to the Company. The compensation cost that has been charged against income for the Plans was $2,337,233, $2,535,351 and $2,210,615 for the years ended December 31, 2009, 2008 and 2007, respectively. The approximate total income tax benefit accrued and recognized in the Company’s financial statements for the years ended December 31, 2009, 2008 and 2007 related to share-based compensation expenses was approximately $818,000, $887,000 and $774,000, respectively.

Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.
Contractual Obligations
The following table presents the Company’s contractual obligations as of December 31, 2009:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Long-term debt obligations	$100,000	$—	$—	$100,000	$—
Interest on debt obligations	29,250	6,500	13,000	9,750	—
Losses and loss expenses (1)	555,486	119,454	146,511	82,208	207,313
Operating lease obligations	28,049	4,209	8,407	8,625	6,808

Total	$712,785	$130,163	$167,918	$200,583	$214,121

(1)	Represents an estimated payout based upon historical paid loss development patterns.
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
Unpaid losses and loss adjustment expenses are based on individual case estimates for losses reported. A provision is also included, based on actuarial estimates utilizing historical trends in the frequency and severity of paid and reported claims, for losses incurred but not reported, salvage and subrogation recoveries and for loss adjustment expenses. Unpaid losses with respect to asbestos/environmental risks are difficult for management to estimate and require considerable judgment due to the uncertainty regarding the significant issues surrounding such claims. For a further discussion concerning asbestos/environmental reserves see “Reserves.” Unpaid losses and loss adjustment expenses amounted to $555.5 million and $548.7 million at December 31, 2009 and 2008, respectively. Unpaid losses and loss adjustment expenses, net of reinsurance amounted to $350.4 million and $334.8 million at December 31, 2009 and 2008, respectively. Management believes that both the gross and net unpaid loss reserve estimates as of December 31, 2009 have been reasonably estimated. Management continually reviews and updates the estimates for unpaid losses and any changes resulting therefrom are reflected in operating results currently. The potential for future adverse or favorable loss development is highly uncertain and subject to a variety of factors including, but not limited to, court decisions, legislative actions and inflation.
The allowance for doubtful accounts is based on management’s review of amounts due from insolvent or financially impaired companies. Allowances are estimated for both premium receivables and reinsurance receivables. Management continually reviews and updates such estimates for any changes in the financial status of companies. For a further discussion concerning reinsurance receivables see “Reinsurance Ceded.” The allowance for doubtful accounts on reinsurance receivables amounted to $17.6 million and $21.4 million at December 31, 2009 and 2008, respectively. The allowance for doubtful accounts on premiums and other receivables amounted to $300,000 on both December 31, 2009 and December 31, 2008.

Impairment of investments, included in realized investment gains or losses, results from declines in the fair value of investments which are considered by management to be other-than-temporary. Management reviews investments for impairment based upon specific criteria that include the duration and extent of declines in fair value of the security below its cost or amortized cost. The Company performs a qualitative and quantitative review of all securities in a loss position in order to determine if any impairment is considered to be other-than-temporary. The Company also reviews all securities with any rating agency declines during the reporting period. This review includes considering the effect of rising interest rates, credit losses and the Company’s intent to sell impaired securities in the foreseeable future to recoup any losses. In addition to subjecting its securities to the objective tests of percent declines in fair value and downgrades by major rating agencies, when it determines whether declines in the fair value of its securities are other-than-temporary, the Company also considers the facts and circumstances that may have caused the declines in the value of such securities. As to any specific security, it may consider general market conditions, changes in interest rates, adverse changes in the regulatory environment of the issuer, the duration for which the Company expects to hold the security and the length of any forecasted recovery. Effective April 1, 2009, under ASC 320 and ASC 958, “Recognition and Presentation of Other-Than-Temporary Impairments” impairment is considered to be other than temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its amortized cost basis, or (3) does not expect to recover the security’s entire amortized cost basis. The OTTI of $478,407 recognized for the year ended December 31, 2009 resulted from the Company’s intention to sell certain municipal securities under circumstances in which those securities are not expected to recover their entire amortized cost prior to sale. Credit impairment occurs under ASC 320 if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security. There were no credit impairments recorded during the year ended December 31, 2009. Approximately $0.5 million and $46.2 million were charged to results from operations for the year ended December 31, 2009 and 2008, respectively, resulting from fair value declines considered to be other-than-temporary. Gross unrealized gains and losses on fixed maturity investments available for sale amounted to approximately $1.4 million and $0.3 million, respectively, at December 31, 2009. The Company believes the unrealized losses are temporary and result from changes in market conditions, including interest rates or sector spreads.
The Company has investments in residential RMBS amounting to $56.6 million (amortized value) at December 31, 2009. These securities are classified as held to maturity after the Company transferred these holdings from the available for sale portfolio effective October 1, 2008. Upon acquisition of the RMBS portfolio and prior to October 1, 2008, the Company was uncertain as to the duration for which it would hold the RMBS portfolio and appropriately classified such securities as available for sale. See Item 1 “Business General” for a complete discussion regarding the Company’s RMBS portfolio.
Reinsurance reinstatement premiums are recorded, as a result of losses incurred by the Company, in accordance with the provisions of the reinsurance contracts. Upon the occurrence of a large severity or catastrophe loss, the Company may be obligated to pay additional reinstatement premiums under its excess of loss reinsurance treaties up to the amount of the original premium paid under such treaties. Reinsurance reinstatement premiums incurred for the years ended December 31, 2009, 2008 and 2007 were $0, $1.8 million and $3.9 million, respectively.
The Company’s records compensation costs at the fair value of all share options, restricted shares units, deferred share units and performance share units over their related vesting period or service period. Total stock compensation expense recorded in 2009, 2008 and 2007 amounted to $2.3 million, $2.4 million and $2.2 million, respectively.
Fair value measurements
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
The Company’s Level 3 assets include its residential RMBS, commercial loans and private equity as they are illiquid and trade in inactive markets. These markets are considered inactive as a result of the low level of trades of such investments. The RMBS investments are not considered within the Level 3 tabular disclosure because they have been transferred to “held to maturity” category effective October 1, 2008. Held to maturity investments are not measured at fair value on a recurring basis and, as such, do not fall within the scope of ASC 820. See Note 2, “Investments” for a complete discussion regarding the Company’s RMBS portfolio.
The primary pricing sources for the Company’s commercial loan and private equity portfolios are reviewed for reasonableness, based on the Company’s understanding of the respective market. Prices may then be determined using valuation methodologies such as discounted cash flow models, as well as matrix pricing analyses performed on non-binding quotes from brokers or other market-makers. As of December 31, 2009, the Company did not utilize an alternate valuation methodology for its commercial loan or private equity portfolios..
Effect of recent accounting pronouncements
Adoption of new accounting pronouncements:
The FASB issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASC 105”). ASC 105 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with U.S. GAAP. ASC 105 establishes the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not create new accounting and reporting guidance; rather, it reorganizes U.S. GAAP pronouncements into approximately 90 topics within a consistent structure. All guidance contained in the Codification carries an equal level of authority. Relevant portions of authoritative content, issued by the SEC, for SEC registrants, have been included in the Codification. After the effective date of ASC 105, all nongrandfathered, literature not included in the Codification is superseded and deemed nonauthoritative (other than Securities and Exchange guidance for publicly-traded companies). ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 did not have an impact on the Company’s financial condition, results of operations or liquidity.
In February 2008, the FASB issued FSP FAS 157-2 (ASC 820), Effective Date of FASB Statement No. 157, which permits a one-year deferral of the application of SFAS 157, Fair Value Measurements, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS 157 for non-financial assets and non-financial liabilities on January 1, 2009 and its adoption did not have an impact on the Company’s financial condition, results of operations or liquidity.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (ASC 815), Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities and specifically requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The adoption of SFAS 161 did not have an impact on the Company’s financial condition, results of operations or liquidity.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163 (ASC 944), Accounting for Financial Guarantee Insurance Contracts (“SFAS 163”). SFAS 163 clarifies how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprise, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. The provisions of SFAS 163 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities, which are effective the first period (including interim periods) beginning after May 23, 2008. The adoption of SFAS 163 did not have an impact on the Company’s financial condition, results of operations or liquidity.
In June 2008, the FASB issued FSP Emerging Issues Task Force Issues No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”) (ASC 260). EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of EITF 03-6-1 did not have a material impact on the Company’s financial condition, results of operations or liquidity.
In December 2008, the FASB issued Statement of Financial Accounting No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”) (ASC 810), which requires non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 did not have an impact on the Company’s financial condition, results of operations or liquidity.
In December 2008, the FASB issued Statement of Financial Accounting No. 141(R) (ASC 810), Business Combinations (“ SFAS 141(R)”), which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at full fair value. Under SFAS 141(R), all business combinations will be accounted for by applying the acquisition method (referred to as the purchase method in SFAS 141, Business Combinations). SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and is to be applied to business combinations occurring after the effective date. The adoption of SFAS 141(R) will not have an impact on the Company’s financial condition, results of operations or liquidity unless an acquisition occurs after the effective date of SFAS 141(R).
In December 2008, the FASB issued (“ASC 715”), Employers’ Disclosures about Postretirement Benefit Plan Assets. ASC 715 requires an employer to provide certain disclosures about plan assets of its defined benefit pension or other postretirement plans. The disclosures required include the investment policies and strategies of the plans, the fair value of the major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements and a description of significant concentrations of risk in plan assets. ASC 715 is effective for fiscal years ending after December 15, 2009. The adoption of ASC 715 did not have an impact on the Company’s financial condition, results of operations or liquidity.
In April 2009, the FASB issued FSP FAS 157-4 (ASC 820), Determining the Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“SFAS 157-4”). SFAS 157-4 provides additional guidance for estimating fair value in accordance with FASB 157, Fair Value Measurements, when prices in markets have become less active and require adjustments to fair value. SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS 157-4 did not have a material impact on the Company’s financial condition, results of operations or liquidity.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 (ASC 320), “Recognition and Presentation of Other-Than-Temporary Impairments.” (FSP 115-2) which is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 115-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities, the presentation of other-than-temporary impairment losses and increases the frequency of and expands the required disclosures about other-than-temporary impairment for debt and equity securities. The Company adopted FSP FAS 115-2 and FAS 124-2 effective April 1, 2009. The adoption of FSP 115-2 resulted in a cumulative effect adjustment as of April 1, 2009, which increased retained earnings by $26.1 million, net of taxes of $14.1 million, with an offsetting decrease to accumulated other comprehensive income (loss). The adoption of FSP 115-2 did not have a material impact on the Company’s financial condition, results of operations or liquidity.
In April 2009, the FASB issued FSP FAS 107-1 (ASC 825) and ABP 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of FSP FAS 107-1 and ABP 28-1 did not have a material impact on the Company’s financial condition, results of operations or liquidity.

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
In August 2009, the FASB issued Accounting Standard Update (“ASU 2009-05”), Measuring Liabilities at Fair Value. ASU 2009-05 is an amendment of ASC 820, Fair Value Measurements and Disclosures. ASU 2009-05 applies to all entities that measure liabilities at fair value within the scope of ASC 820, Fair Value Measurements and Disclosures. ASU 2009-05 provides guidance on measuring the fair value of liabilities under circumstances in which a quoted price in an active market for the identical liability is not available. ASU 2009-05 is effective for the first interim or annual reporting period beginning after August 28, 2009. The adoption of ASU 2009-05 did not have a material impact on the Company’s financial condition, results of operations or liquidity.
In September 2009, the FASB issued (“ASU 2009-12”), Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2009-12 provides guidance on estimating the fair value of alternative investments when using the net asset value per share provided by the investment entity. The effective date of ASU 2009-12 is for interim and annual periods ending after December 15, 2009, with early adoption permitted. The adoption of ASU 2009-12 did not have a material impact on the Company’s financial condition, results of operations or liquidity.
In February 2010, the FASB issued (“ASU 2010-09”) to address potential practice issues associated with FASB ASC Topic 855, Subsequent Events (Statement 165). The amendments in the update would no longer require entities that file or furnish financial statements with the SEC to disclose the date through which subsequent events have been evaluated in originally issued and reissued financial statements. Other entities would continue to be required to disclose the date through which subsequent events have been evaluated; however, disclosures about the date through which subsequent events have been evaluated in reissued financial statements would be required only in financial statements revised because of an error correction or retrospective application of U.S. GAAP. The ASU is effective immediately except for the use of the issued date for conduit bond obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of ASU 2010-09 did not have a material impact on the Company’s financial condition, results of operations or liquidity.
Future adoption of new accounting pronouncements:
In June 2009, the FASB issued ASC 860, Transfers and Servicing (“ASC 860”). ASC 860 amends the derecognition guidance in Statement 140 and eliminates the concept of qualifying special-purpose entities (“QSPEs”). ACS 860 is effective for fiscal years and interim periods beginning after November 15, 2009. Early adoption of ASC 860 is prohibited. The Company will adopt ASC 860 during the first quarter of 2010 and does not expect the adoption to have an effect on its results of operations, financial position or liquidity.
In June 2009, the FASB issued ASC 810, Amendments to FASB Interpretation No. 46 (“ASC 810”), which amends the consolidation guidance applicable to variable interest entities (“VIE”). An entity would consolidate a VIE, as the primary beneficiary, when the entity has both of the following characteristics: (a) The power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) The obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE is required. ASC 810 amends interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE. This Statement is effective for fiscal years and interim periods beginning after November 15, 2009. The Company will adopt ASC 810 during the first quarter of 2010 and has not yet determined the impact adoption will have on its results of operations, financial position or liquidity.
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 is an amendment of ASC 820, Fair Value Measurements and Disclosures ASU 2010-06 provides additional disclosures for transfers in and out of the Levels I and II and for activity in Level III as well as clarifying certain existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques. The final amendments to ASU 2010-06 will be effective for annual and interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis. That requirement will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company will adopt ASU 2010-06 during the first quarter of 2010 and the adoption will not have an effect on its results of operations, financial position or liquidity.

Impact of Inflation
Periods of inflation have prompted the pools, and consequently the Company, to react quickly to actual or potential imbalances between costs, including claim expenses and premium rates. These imbalances have been corrected mainly through improved underwriting controls, responsive management information systems and frequent review of premium rates and loss experience.
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
Market risk includes the potential for future losses due to changes in the fair value of financial instruments, which relates mainly to the Company’s investment portfolio. Those risks associated with the investment portfolio include the effects of exposure to adverse changes in interest rates, credit quality, hedge fund and illiquid securities including commercial middle market loans and residential mortgage-backed securities.
Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. The Company considers interest rate risk and the overall duration of the Company’s loss reserves in evaluating the Company’s investment portfolio. The duration of the investment portfolio, excluding short-term, equity securities and limited partnership investments, was 6.7 years as of December 31, 2009. The Company maintains $75.5 million of cash and short term investments as of December 31, 2009.
The following tabular presentation outlines the expected cash flows of fixed maturities available for sale for each of the next five years and the aggregate cash flows expected for the remaining years thereafter based upon maturity dates. Fixed maturities include tax-exempts and taxable securities with applicable weighted average interest rates.

	Future cash flows of expected principal amounts
				(Dollars in millions)
								Total
						There-		Fair
	2010	2011	2012	2013	2014	after	Total	Value
Tax-exempts	$—	$—	$0.5	$—	$—	$0.2	$0.7	$0.8
Average interest rate	—	—	5.25%	—	—	5.00%	—	—

Taxables	$0.2	$210.7	$0.1	$2.3	$—	$171.4	$384.7	$385.7
Average interest rate	1.50%	1.10%	4.63%	3.13%	—	4.50%	—	—

Total	$0.2	$210.7	$0.6	$2.3	$—	$171.6	$385.4	$386.5
Fixed maturities held to maturity consist exclusively of floating rate RMBS that have prepayment features. These prepayment features may cause actual cash flows to differ from those based upon maturity date. Future expected cash flows related to such securities are expected to be $93.1 million. The average interest rate on these securities is 1.3% and the interest is taxable. The Company has investments in RMBS amounting to $56.6 million (amortized value) at December 31, 2009. See Item 1 “Business General” for a complete discussion regarding the Company’s RMBS portfolio.
Credit quality risk includes the risk of default by issuers of debt securities. As of December 31, 2009, 94.1% of the fair value of the Company’s fixed income and short-term investment portfolios were considered investment grade. As of December 31, 2009, the Company invested approximately $29.7 million in fixed maturities that are below investment grade, with a concentration in investments rated “ CCC+” by S&P. The Company seeks to mitigate market risk associated with such investments by maintaining a diversified portfolio of such securities that limits the concentration of investment in any one issuer.
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

The Company also seeks to mitigate market risk associated with its investments in hedge funds by maintaining a diversified portfolio of hedge fund investments. Diversification is achieved through the use of many investment managers employing a variety of different investment strategies in determining the underlying characteristics of their hedge funds. The Company is dependent upon these managers to obtain market prices for the underlying investments of the hedge funds. Some of these investments may be difficult to value and actual values may differ from reported amounts. The hedge funds in which we invest usually impose limitations on the timing of withdrawals from the hedge funds (most are within 90 days), and may affect our liquidity. Some of our hedge funds have invoked gated provisions that allow the fund to disperse redemption proceeds to investors over an extended period. The Company is subject to such restrictions and they will affect the timing of the receipt of hedge fund proceeds. The Company invests in illiquid securities such as commercial loans, which are private placements. The fair value of each security is provided by securities dealers. The markets for these types of securities can be illiquid and, therefore, the price obtained from dealers on these securities is subject to change, depending upon the underlying market conditions of these securities, including the potential for downgrades or defaults on the underlying collateral of the security. The fair value of the commercial loan portfolio at December 31, 2009 was $5.0 million.
The Company maintains an investment in Tiptree Financial, which was formed in 2008. As of December 31, 2009 the majority of Tiptree Financial’s assets were invested in cash, fixed income, equity securities, and commercial real estate.
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
The information required by this Item is incorporated herein by reference from the sections captioned “Election of Directors,” “Nominees for Directors,” “Committees of the Board,” “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in NYMAGIC’s definitive proxy statement for the 2009 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2009.

Item 11.	Executive Compensation
The information required by this Item is incorporated herein by reference from the sections captioned “Compensation of Directors” and “Compensation of Executive Officers” in NYMAGIC’s definitive proxy statement for the 2009 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2009 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2009 with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act.

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information required by this Item is incorporated herein by reference from the section captioned “Certain Relationships and Related Transactions” in NYMAGIC’s Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2009.

Item 14.	Principal Accounting Fees and Services
The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Company’s definitive proxy statement for the 2009 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2009 with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act.

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
+10.68
Form of Indemnification Agreement by and between NYMAGIC, INC. and members of its Board of Directors, approved as of December 3, 2008. (Filed as Exhibit 10.68 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, (Commission File no. 1-11238) and incorporated herein by reference).

+10.69
Amended and Restated Voting Agreement by and among Mark W. Blackman, Lionshead Investments, LLC and Robert G. Simses, Trustee, and Mariner Partners, Inc. dated October 15, 2008. (Filed as Exhibit 10.69 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, (Commission File no. 1-11238) and incorporated herein by reference).

+10.70
Letter Agreement by and among Mariner Partners, Inc. and Mark W. Blackman, Lionshead Investments, LLC and Robert G. Simses, Trustee, and Mariner Partners, Inc. dated October 15, 2008. (Filed as Exhibit 10.70 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, (Commission File no. 1-11238) and incorporated herein by reference).

10.71
2007 financial statements of Tricadia CDO Fund, L.P. (Filed as Exhibit 10.71 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, (Commission File no. 1-11238) and incorporated herein by reference).

+10.72
Employment Agreement, dated as of April 7, 2008, by and between Glenn R. Yanoff and NYMAGIC, INC. (Filed as Exhibit 10.72 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, (Commission File no. 1-11238) and incorporated herein by reference).

+10.73	Performance Share Award Agreement, dated as of April 7, 2008, by and between Glenn R. Yanoff and NYMAGIC INC. (Exhibit omitted. Will be provided to the SEC upon request.)
+10.74
Separation Release and Consulting Agreement by and between Mark W. Blackman and NYMAGIC, INC. dated September 10, 2009 (files as Exhibit 10.1 to the Registrants Current Report on Form 8-K File No. 1-11238) filed on September 23, 2009 and incorporated herein by reference.

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

Date: March 10, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date
/s/ John R. Anderson John R. Anderson	Director	March 10, 2010

/s/ Glenn J. Angiolillo Glenn J. Angiolillo	Director	March 10, 2010

/s/ Ronald J. Artinian Ronald J. Artinian	Director	March 10, 2010

/s/ John T. Baily John T. Baily	Director	March 10, 2010

/s/ Mark W. Blackman Mark W. Blackman	Director	March 10, 2010

/s/ Dennis Ferro Dennis Ferro	Director	March 10, 2010

/s/ David E. Hoffman David E. Hoffman	Director	March 10, 2010

/s/ A. George Kallop A. George Kallop	Director and President and Chief Executive Officer	March 10, 2010

/s/ William J. Michaelcheck William J. Michaelcheck	Director	March 10, 2010

/s/ William D. Shaw, Jr. William D. Shaw, Jr.	Director	March 10, 2010

/s/ Robert G. Simses Robert G. Simses	Director and Chairman	March 10, 2010

/s/ George R. Trumbull, III George R. Trumbull, III	Director and Senior Executive Vice President	March 12, 2010

/s/ David W. Young David W. Young	Director	March 10, 2010

/s/ Thomas J. Iacopelli Thomas J. Iacopelli	Principal Accounting Officer and Chief Financial Officer	March 10, 2010

NYMAGIC, INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2009. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and, (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2009 based on the criteria in Internal Control-Integrated Framework issued by COSO.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.
Dated: March 12, 2010

A. George Kallop,
President and	Thomas J. Iacopelli,
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
NYMAGIC, INC.:
We have audited NYMAGIC, INC. and subsidiaries internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NYMAGIC, INC.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, NYMAGIC, INC. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NYMAGIC, INC. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operation, shareholders’ equity and cash flow for each of the years in the three-year period ended December 31, 2009, and our report dated March 12, 2010 expressed an unqualified opinion on those consolidated financial statements, and which refers to a change in the Company’s changed method of accounting for other-than-temporary impairments of debt securities as of April 1, 2009 due to the adoption of new Financial Accounting Standards Board guidance.
/s/ KPMG LLP
New York, New York
March 12, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
NYMAGIC, INC.:
We have audited the accompanying consolidated balance sheet of NYMAGIC, INC. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operation, shareholders’ equity and cash flow for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NYMAGIC, INC. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for other-than-temporary impairments of debt securities as of April 1, 2009 due to the adoption of new Financial Accounting Standards Board guidance.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NYMAGIC, INC. and subsidiaries internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
New York, New York
March 12, 2010

NYMAGIC, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Investments:
Fixed maturities:
Held to maturity at amortized cost (fair value $59,327,813 and $42,329,432)	$56,589,704	$61,246,212
Available for sale at fair value (amortized cost $385,378,334 and $149,402,001)	386,519,408	144,978,426
Trading at fair value (amortized cost $0 and $22,203,883)	—	17,399,090
Equity securities available for sale at fair value (cost $117,968 and $0)	117,968	—
Equity securities trading at fair value (cost $0 and $15,159,200)	—	11,822,620
Commercial loans at fair value (amortized cost $7,738,677 and $6,907,368)	5,001,118	2,690,317
Limited partnerships at equity (cost $127,379,526 and $98,101,553)	151,891,838	122,927,697
Short-term investments	8,788,718	110,249,779
Cash and cash equivalents	66,755,909	75,672,102

Total cash and investments	675,664,663	546,986,243

Accrued investment income	3,365,535	4,978,920
Premiums and other receivables, net	24,753,976	23,426,525
Receivable for investments disposed	4,221,356	25,415,261
Reinsurance receivables on unpaid losses, net	205,077,080	213,906,569
Reinsurance receivables on paid losses, net	13,116,607	28,429,945
Deferred policy acquisition costs	16,438,088	14,663,710
Prepaid reinsurance premiums	19,643,170	19,225,185
Deferred income taxes	29,251,550	35,514,597
Property, improvements and equipment, net	14,602,141	10,033,489
Other assets	4,074,424	23,895,902

Total assets	$1,010,208,590	$946,476,346

LIABILITIES
Unpaid losses and loss adjustment expenses	$555,485,502	$548,749,589
Reserve for unearned premiums	89,458,244	83,364,396
Ceded reinsurance payable	13,580,535	23,809,871
Notes payable	100,000,000	100,000,000
Dividends payable	737,308	671,059
Other liabilities	34,937,369	25,808,669

Total liabilities	794,198,958	782,403,584

SHAREHOLDERS’ EQUITY
Common stock	15,796,465	15,742,215
Paid-in capital	51,699,572	49,539,886
Accumulated other comprehensive (loss)	(22,977,781)	(2,875,317)
Retained earnings	259,527,967	189,702,569

	304,046,223	252,109,353
Treasury stock, at cost, 7,333,977 and 7,333,977 shares	(88,036,591)	(88,036,591)

Total shareholders’ equity	216,009,632	164,072,762

Total liabilities and shareholders’ equity	$1,010,208,590	$946,476,346

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2009	2008	2007
Revenues:
Net premiums earned	$156,971,059	$167,072,696	$166,095,871
Net investment income (loss)	41,667,912	(63,502,847)	35,489,369
Total other-than-temporary impairments	(478,407)	(46,233,319)	(6,681,566)
Portion of loss recognized in OCI (before taxes)	—	—	—

Net impairment loss recognized in earnings	(478,407)	(46,233,319)	(6,681,566)
Net realized investment gains (losses)	15,733,104	(1,431,447)	(221,286)
Commission and other income (loss), net	3,601,823	275,836	(4,245,541)

Total revenues	217,495,491	56,180,919	190,436,847

Expenses:
Net losses and loss adjustment expenses incurred	75,504,427	109,958,363	89,844,108
Policy acquisition expenses	36,852,771	38,669,739	37,694,535
General and administrative expenses	42,552,353	38,611,754	36,018,289
Interest expense	6,730,562	6,716,208	6,725,542

Total expenses	161,640,113	193,956,064	170,282,474

Income (loss) before income taxes	55,855,378	(137,775,145)	20,154,373

Income tax provision:
Current	7,357,794	(14,026,280)	10,508,537
Deferred	3,034,301	(19,413,786)	(3,726,514)

Total income tax expense (benefit)	10,392,095	(33,440,066)	6,782,023

Net income (loss)	$45,463,283	$(104,335,079)	$13,372,350

Weighted average number of shares of common stock outstanding-basic	8,427,554	8,533,924	8,895,729

Basic (loss) earnings per share	$5.39	$(12.23)	$1.50

Weighted average number of shares of common stock outstanding-diluted	8,636,673	8,533,924	9,190,228

Diluted (loss) earnings per share	$5.26	$(12.23)	$1.46

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year ended December 31,
	2009	2008	2007
Common stock:
Balance, beginning of year	$15,742,215	$15,672,090	$15,505,815
Shares issued	54,250	70,125	166,275

Balance, end of year	15,796,465	15,742,215	15,672,090

Paid-in capital:
Balance, beginning of year	$49,539,886	$47,313,015	$42,219,900
Shares issued and other	2,159,686	2,226,871	5,093,115

Balance, end of year	51,699,572	49,539,886	47,313,015

Accumulated other comprehensive (loss) income:
Balance, beginning of year	$(2,875,317)	$202,196	$87,432
Cumulative effect of adjustment due to adoption of other-than-temporary impairment guidance under ASC 320, net of deferred tax effect of $14,053,147, $0 and $0	(26,098,701)	—	—
Non-credit portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred tax effect of $0, $0 and $0	478,407	—	—
Other net unrealized gains (losses) on investment securities, net of deferred tax of $3,228,743, $(1,657,136) and $61,799	5,517,830	(3,077,513)	114,764

Balance, end of year	(22,977,781)	(2,875,317)	202,196

Retained earnings:
Balance, beginning of year	$189,702,569	$296,641,235	$286,147,400
Net income (loss)	45,463,283	(104,335,079)	13,372,350
Cumulative effect of adjustment due to adoption of other-than-temporary impairment guidance under ASC 320, net of deferred tax effect of $14,053,147, $0 and $0	26,098,701	—	—
Dividends declared	(1,736,586)	(2,603,587)	(2,878,515)

Balance, end of year	259,527,967	189,702,569	296,641,235

Treasury stock, at cost:
Balance, beginning of year	$(88,036,591)	$(80,382,989)	$(73,261,001)
Net purchase of treasury shares	—	(7,653,602)	(7,121,988)

Balance, end of year	(88,036,591)	(88,036,591)	(80,382,989)

Total Shareholders’ Equity	216,009,632	164,072,762	279,445,547

Comprehensive (loss) income:
Net income (loss)	$45,463,283	$(104,335,079)	$13,372,350
Other comprehensive (loss) income	5,996,237	(3,077,513)	114,764

Comprehensive (loss) income	51,459,520	(107,412,592)	13,487,114

	Number of Shares

Common stock, par value $1 each:
Issued, beginning of year	15,742,215	15,672,090	15,505,815
Shares issued	54,250	70,125	166,275

Issued, end of year	15,796,465	15,742,215	15,672,090

Common stock, authorized shares, par value $1 each	30,000,000	30,000,000	30,000,000

Common stock, shares outstanding, end of year	8,462,488	8,408,238	8,707,013

Dividends declared per share	$.20	$.32	$.32
The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income(loss)	$45,463,283	$(104,335,079)	$13,372,350

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for deferred taxes	3,034,301	(19,413,786)	(3,726,514)
Net realized investment (gain) loss	(15,733,104)	1,431,447	221,286
Net impairment loss recognized in earnings	478,407	46,233,319	6,681,566
Equity in (earnings) loss of limited partnerships	(26,662,449)	26,805,322	(12,985,185)
Net amortization from bonds and commercial loans	1,045,888	487,334	141,774
Depreciation and other, net	1,493,929	1,414,538	1,295,852
Trading portfolio activities	29,217,974	78,614,981	(116,177,935)
Commercial loan activities	(2,315,763)	5,609,915	—
Loss on abandonment of computer equipment and software	—	—	5,315,965
Changes in:
Premiums and other receivables	(1,327,451)	2,848,552	2,991,276
Reinsurance receivables paid and unpaid, net	24,142,827	46,597,048	44,852,353
Ceded reinsurance payable	(10,229,336)	(3,261,307)	(17,721,643)
Accrued investment income	1,613,385	(2,388,256)	(556,719)
Deferred policy acquisition costs	(1,774,378)	325,875	(1,617,953)
Prepaid reinsurance premiums	(417,985)	2,524,478	7,829,765
Other assets	19,821,478	(13,731,345)	(3,311,785)
Unpaid losses and loss adjustment expenses	6,735,913	(7,785,755)	(22,643,290)
Reserve for unearned premiums	6,093,848	(4,213,101)	(6,072,330)
Other liabilities	9,128,700	(133,227)	(4,244,598)

Total adjustments	44,346,184	161,966,032	(119,728,115)

Net cash provided by (used in) operating activities	89,809,467	57,630,953	(106,355,765)

Cash flows from investing activities:
Held to maturity fixed maturities matured, repaid and redeemed	8,908,629	1,713,687	—
Available for sale fixed maturities acquired	(1,128,121,330)	(172,844,616)	(23,946,795)
Available for sale fixed maturities sold	905,906,646	58,699,634	179,432,179
Available for sale fixed maturities matured, repaid and redeemed	—	17,651,152	2,081,000
Available for sale common stocks acquired	(117,968)	—	—
Capital contributed to limited partnerships	(62,891,682)	(46,459,990)	(43,750,000)
Distributions and redemptions from limited partnerships	60,589,990	85,022,517	50,763,951
Net sale (purchase) of short-term investments	101,325,133	(111,478,461)	136,671,984
Receivable for investments disposed and not yet settled	21,193,905	(2,529,338)	(4,080,290)
Acquisition of property & equipment, net	(6,062,581)	(6,631,191)	(1,478,683)

Net cash (used in) provided by investing activities	(99,269,258)	(176,856,606)	295,693,346

Cash flows from financing activities:
Proceeds from stock issuance and other	2,213,936	2,296,996	5,259,390
Cash dividends paid to stockholders	(1,670,338)	(2,747,795)	(2,852,228)
Net purchase of treasury stock	—	(7,653,602)	(7,121,988)
Payable for treasury stock purchased and not yet settled	—	(1,911,187)	1,911,187

Net cash provided by (used in) financing activities	543,598	(10,015,588)	(2,803,639)

Net (decrease) increase in cash and cash equivalents	(8,916,193)	(129,241,241)	186,533,942
Cash and cash equivalents at beginning of year	75,672,102	204,913,343	18,379,401

Cash and cash equivalents at end of year	$66,755,909	$75,672,102	$204,913,343

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
Investments
Fixed maturities categorized as held to maturity are reported at amortized cost and include those fixed income investments where the Company has the ability and the positive intent to hold such investments to maturity. The Company has transferred its residential mortgage-backed securities (“RMBS”) to the held to maturity classification effective October 1, 2008 and has used the fair value of these securities on such date as its adjusted cost basis. The Company has both the ability and the intent to hold such securities to their respective maturities. Fixed maturities categorized as available for sale are reported at estimated fair value and include those fixed income investments where the Company’s intent to carry such investments to maturity may be affected in future periods by changes in market interest rates, tax position or credit quality. Unrealized gains and losses, net of related deferred income taxes, on available for sale securities are reflected in accumulated other comprehensive (loss) income in shareholders’ equity. All other fixed maturities are categorized as trading and are also reported at estimated fair value. Trading securities are marked to fair value with the change recognized in net investment income during the current period. Any realized gains and losses resulting from the sales of such securities are also recognized in net investment income. The cost of fixed maturities is adjusted for the amortization of any purchase premiums and the accretion of purchase discounts from the time of purchase of the security to its sale or maturity. This amortization of premium and accretion of discount is recorded in net investment income.
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

Equity securities, categorized as trading or available for sale, are comprised of non-redeemable preferred stock and/or common stock and are reported at estimated fair value. Trading securities are marked to fair value with the change recognized in net investment income during the current period. Any realized gains and losses resulting from the sales of such securities are also recognized in net investment income. Unrealized gains and losses, net of related deferred income taxes, on available for sale securities are reflected in accumulated other comprehensive (loss) income in shareholders’ equity.
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
Net realized investment gains and losses (determined on the basis of first in first out) also include any declines in value which are considered to be other-than-temporary. Management reviews investments for other-than-temporary impairments based upon quantitative and qualitative criteria that include, but not limited to, downgrades in rating agency levels for securities, the duration and extent of declines in fair value of the security below its cost or amortized cost, interest rate trends, the Company’s intent to hold the security, market conditions, and the regulatory environment for the security’s issuer. The Company may also consider cash flow models and matrix analyses in connection with its other-than-temporary impairment evaluation. Effective April 1, 2009, under ASC 320 and ASC 958, “Recognition and Presentation of Other-Than-Temporary Impairments” impairment is considered to be other than temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its amortized cost basis, or (3) does not expect to recover the security’s entire amortized cost basis.. Credit impairment occurs under ASC 320 if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security.
Derivatives
The Company enters into derivatives in the course of its operations. Changes in the fair value of any derivatives are recorded to results of operations. The Company did not hold any derivatives at December 31, 2009 or 2008.
Premium and policy acquisition cost recognition
Premiums and policy acquisition costs are reflected in income and expense on a monthly pro-rata basis over the terms of the respective policies. Accordingly, unearned premium reserves are established for the portion of premiums written applicable to unexpired policies in force, and acquisition costs, consisting mainly of net brokerage commissions and premium taxes relating to these unearned premiums, are deferred to the extent recoverable. The determination of acquisition costs to be deferred considers historical and current loss and loss adjustment expense experience. In measuring the carrying value of deferred policy acquisition costs, consideration is also given to anticipated investment income using an interest rate of up to 4% for 2009 and 5% for 2008 and 2007. The Company has provided an allowance for uncollectible premiums receivables of $300,000 as of December 31, 2009 and 2008.
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
Share-based compensation
The Company records compensation costs using the fair value of all share awards. Compensation expense is recorded pro-rata over the vesting period of the award.
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

Effects of recent accounting pronouncements
Adoption of new accounting pronouncements:
The FASB issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASC 105”). ASC 105 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with U.S. GAAP. ASC 105 establishes the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not create new accounting and reporting guidance; rather, it reorganizes U.S. GAAP pronouncements into approximately 90 topics within a consistent structure. All guidance contained in the Codification carries an equal level of authority. Relevant portions of authoritative content, issued by the SEC, for SEC registrants, have been included in the Codification. After the effective date of ASC 105, all nongrandfathered, literature not included in the Codification is superseded and deemed nonauthoritative (other than Securities and Exchange guidance for publicly-traded companies). ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 did not have an impact on the Company’s financial condition, results of operations or liquidity.
In February 2008, the FASB issued FSP FAS 157-2 (ASC 820), Effective Date of FASB Statement No. 157, which permits a one-year deferral of the application of SFAS 157, Fair Value Measurements, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS 157 for non-financial assets and non-financial liabilities on January 1, 2009 and its adoption did not have an impact on the Company’s financial condition, results of operations or liquidity.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (ASC 815), Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities and specifically requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The adoption of SFAS 161 did not have an impact on the Company’s financial condition, results of operations or liquidity.
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163 (ASC 944), Accounting for Financial Guarantee Insurance Contracts (“SFAS 163”). SFAS 163 clarifies how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprise, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. The provisions of SFAS 163 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities, which are effective the first period (including interim periods) beginning after May 23, 2008. The adoption of SFAS 163 did not have an impact on the Company’s financial condition, results of operations or liquidity.
In June 2008, the FASB issued FSP Emerging Issues Task Force Issues No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”) (ASC 260). EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of EITF 03-6-1 did not have a material impact on the Company’s financial condition, results of operations or liquidity.
In December 2008, the FASB issued Statement of Financial Accounting No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”) (ASC 810), which requires non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 did not have an impact on the Company’s financial condition, results of operations or liquidity.
In December 2008, the FASB issued Statement of Financial Accounting No. 141(R) (ASC 810), Business Combinations (“ SFAS 141(R)”), which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at full fair value. Under SFAS 141(R), all business combinations will be accounted for by applying the acquisition method (referred to as the purchase method in SFAS 141, Business Combinations). SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and is to be applied to business combinations occurring after the effective date. The adoption of SFAS 141(R) will not have an impact on the Company’s financial condition, results of operations or liquidity unless an acquisition occurs after the effective date of SFAS 141(R).

In December 2008, the FASB issued (“ASC 715”), Employers’ Disclosures about Postretirement Benefit Plan Assets. ASC 715 requires an employer to provide certain disclosures about plan assets of its defined benefit pension or other postretirement plans. The disclosures required include the investment policies and strategies of the plans, the fair value of the major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements and a description of significant concentrations of risk in plan assets. ASC 715 is effective for fiscal years ending after December 15, 2009. The adoption of ASC 715 did not have an impact on the Company’s financial condition, results of operations or liquidity.
In April 2009, the FASB issued FSP FAS 157-4 (ASC 820), Determining the Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“SFAS 157-4”). SFAS 157-4 provides additional guidance for estimating fair value in accordance with FASB 157, Fair Value Measurements, when prices in markets have become less active and require adjustments to fair value. SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS 157-4 did not have a material impact on the Company’s financial condition, results of operations or liquidity.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 (ASC 320), “Recognition and Presentation of Other-Than-Temporary Impairments.” (FSP 115-2) which is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 115-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities, the presentation of other-than-temporary impairment losses and increases the frequency of and expands the required disclosures about other-than-temporary impairment for debt and equity securities. The Company adopted FSP FAS 115-2 and FAS 124-2 effective April 1, 2009. The adoption of FSP 115-2 resulted in a cumulative effect adjustment as of April 1, 2009, which increased retained earnings by $26.1 million, net of taxes of $14.1 million, with an offsetting decrease to accumulated other comprehensive income (loss). The adoption of FSP 115-2 did not have a material impact on the Company’s financial condition, results of operations or liquidity.
In April 2009, the FASB issued FSP FAS 107-1 (ASC 825) and ABP 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of FSP FAS 107-1 and ABP 28-1 did not have a material impact on the Company’s financial condition, results of operations or liquidity.
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
In August 2009, the FASB issued Accounting Standard Update (“ASU 2009-05”), Measuring Liabilities at Fair Value. ASU 2009-05 is an amendment of ASC 820, Fair Value Measurements and Disclosures. ASU 2009-05 applies to all entities that measure liabilities at fair value within the scope of ASC 820, Fair Value Measurements and Disclosures. ASU 2009-05 provides guidance on measuring the fair value of liabilities under circumstances in which a quoted price in an active market for the identical liability is not available. ASU 2009-05 is effective for the first interim or annual reporting period beginning after August 28, 2009. The adoption of ASU 2009-05 did not have a material impact on the Company’s financial condition, results of operations or liquidity.
In September 2009, the FASB issued (“ASU 2009-12”), Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2009-12 provides guidance on estimating the fair value of alternative investments when using the net asset value per share provided by the investment entity. The effective date of ASU 2009-12 is for interim and annual periods ending after December 15, 2009, with early adoption permitted. The adoption of ASU 2009-12 did not have a material impact on the Company’s financial condition, results of operations or liquidity.
In February 2010, the FASB issued (“ASU 2010-09”) to address potential practice issues associated with FASB ASC Topic 855, Subsequent Events (Statement 165). The amendments in the update would no longer require entities that file or furnish financial statements with the SEC to disclose the date through which subsequent events have been evaluated in originally issued and reissued financial statements. Other entities would continue to be required to disclose the date through which subsequent events have been evaluated; however, disclosures about the date through which subsequent events have been evaluated in reissued financial statements would be required only in financial statements revised because of an error correction or retrospective application of U.S. GAAP. The ASU is effective immediately except for the use of the issued date for conduit bond obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of ASU 2010-09 did not have a material impact on the Company’s financial condition, results of operations or liquidity.

Future adoption of new accounting pronouncements:
In June 2009, the FASB issued ASC 860, Transfers and Servicing (“ASC 860”). ASC 860 amends the derecognition guidance in Statement 140 and eliminates the concept of qualifying special-purpose entities (“QSPEs”). ACS 860 is effective for fiscal years and interim periods beginning after November 15, 2009. Early adoption of ASC 860 is prohibited. The Company will adopt ASC 860 during the first quarter of 2010 and does not expect the adoption to have an effect on its results of operations, financial position or liquidity.
In June 2009, the FASB issued ASC 810, Amendments to FASB Interpretation No. 46 (“ASC 810”), which amends the consolidation guidance applicable to variable interest entities (“VIE”). An entity would consolidate a VIE, as the primary beneficiary, when the entity has both of the following characteristics: (a) The power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) The obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE is required. ASC 810 amends interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE. This Statement is effective for fiscal years and interim periods beginning after November 15, 2009. The Company will adopt ASC 810 during the first quarter of 2010 and has not yet determined the impact adoption will have on its results of operations, financial position or liquidity.
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 is an amendment of ASC 820, Fair Value Measurements and Disclosures ASU 2010-06 provides additional disclosures for transfers in and out of the Levels I and II and for activity in Level III as well as clarifying certain existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques. The final amendments to ASU 2010-06 will be effective for annual and interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis. That requirement will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company will adopt ASU 2010-06 during the first quarter of 2010 and the adoption will not have an effect on its results of operations, financial position or liquidity.

(2) Investments:
A summary of the Company’s investment components at December 31, 2009 and December 31, 2008 is presented below:

	December 31,		December 31,
	2009	Percent	2008	Percent
Fixed maturities held to maturity (amortized cost):
RMBS	$56,589,704	8.37%	$61,246,212	11.20%

Total fixed maturities held to maturity	$56,589,704	8.37%	$61,246,212	11.20%

Fixed maturities available for sale (fair value):
U.S. Treasury securities	$385,715,035	57.09%	$40,783,969	7.46%
Municipal obligations	804,373	0.12%	90,483,461	16.54%
Corporate securities	—	—	13,710,996	2.51%

Total fixed maturities available for sale	$386,519,408	57.21%	$144,978,426	26.51%

Fixed maturities trading (fair value):
Municipal obligations	$—	—	$17,399,090	3.18%

Total fixed maturities trading	$—	—	$17,399,090	3.18%

Total fixed maturities	$443,109,112	65.58%	$223,623,728	40.89%

Equity securities trading (fair value):
Common stock	$117,968	0.02%	$—	—
Preferred stock	—	—	11,822,620	2.16%

Total equity securities	$117,968	0.02%	$11,822,620	2.16%

Cash, cash equivalents and short-term investments	75,544,627	11.18%	185,921,881	33.99%

Total fixed maturities, equity securities, cash, cash equivalents and short-term investments	$518,771,707	76.78%	$421,368,229	77.04%

Commercial loans (fair value)	5,001,118	0.74%	2,690,317	0.49%
Limited partnership hedge funds (equity)	151,891,838	22.48%	122,927,697	22.47%

Total investment portfolio	$675,664,663	100.00%	$546,986,243	100.00%

As of December 31, 2009, 94% of the fair value of the Company’s fixed income and short-term investment portfolios were considered investment grade. As of December 31, 2009, the Company invested approximately $29.7 million in fixed maturities that were below investment grade.

Details of the RMBS portfolio as of December 31, 2009 are presented below based on publicly available information:

				Weighted
				Average	Average
				Loan to	FICO	D60+	Credit
Security				Value %	Credit	Delinquency	Support	S&P	Moody’s
description	Issue date	Amortized cost	Fair value	(1)	Score (2)	Rate (3)	Level (4)	Rating	Rating
AHMA 2006-3	7/2006	$11,263,313	$10,861,225	85.4	705	39.7	41.4	AA	Caa1
CWALT 2005-69	11/2005	7,151,818	6,623,185	81.8	698	50.7	48.5	CCC	Ba3
CWALT 2005-76	12/2005	7,059,919	6,901,220	82.3	700	53.7	49.1	CCC	B2
RALI 2005-QO3	10/2005	7,521,769	6,274,852	81.1	704	42.7	43.8	A-	B1
WaMu 2005-AR17	12/2005	6,196,663	6,193,159	74.2	715	30.7	50.5	AAA	A1
WaMu 2006-AR9	7/2006	8,538,522	11,130,523	74.8	730	33.1	24.8	B	Ba1
WaMu 2006-AR13	9/2006	8,857,700	11,343,649	75.8	728	33.1	25.5	CCC	B3

		$56,589,704	$59,327,813

(1)	The dollar-weighted average amortized loan-to-original value of the underlying loans at January 25, 2010.

(2)	Average FICO of remaining borrowers in the loan pool at January 25, 2010.

(3)	The percentage of the current outstanding principal balance that is more than 60 days delinquent as of January 25, 2010. This includes loans that are in foreclosure and real estate owned.

(4)	The current credit support provided by subordinate ranking tranches within the overall security structure at January 25, 2010.
The Company has investments in RMBS amounting to $56.6 million (amortized value) at December 31, 2009. These securities are classified as held to maturity after the Company transferred these holdings from the available for sale portfolio effective October 1, 2008. Upon acquisition of the RMBS portfolio and prior to October 1, 2008, the Company was uncertain as to the duration for which it would hold the RMBS portfolio and appropriately classified such securities as available for sale. As a result of the increasing market uncertainty surrounding the projected cash flows on these securities, as well as the widely disparate estimated prices of such securities among brokers depending on facts and assumptions utilized, the Company developed a process to perform an extensive analysis of the underlying structure of each RMBS in order to assure ourselves of its collectability. Accordingly, the Company constructed cash models to estimate the potential for impairment to these securities based upon default rates, severity rates and prepayment speeds consistent with reasonable expectations of their underlying cash flows. These assumptions were further stressed to provide a range of potential outcomes allowing us to assess any impairment. After reviewing the results of the analytical evaluation of the RMBS portfolio, management concluded that the economic or intrinsic value of these securities was not impaired. Additionally, management concluded, on the basis of this analysis, that there were no other-than-temporary impairments to these securities required to be recorded. Accordingly, the Company transferred such securities to the held to maturity classification with the intent and the ability to hold such securities to maturity. The Company had never previously transferred securities to held to maturity, but considered this an unprecedented situation brought upon by the financial crisis in the markets. The adjusted cost basis (amortized cost) of these securities is based on a determination of the fair value of these securities on the date they were transferred.
Prior to the transfer to the held to maturity classification, the Company incurred cumulative write-downs from other-than-temporary impairments (“OTTI”) declines in the fair value of these securities, amounting to approximately $40.7 million. Effective April 1, 2009, as a result of new accounting guidance the Company reclassified the entire unrealized loss held on such securities of $40.1 million ($26.1 million net of tax) from retained earnings to other comprehensive income as write downs on such securities were considered to be non-credit related, which are being amortized as a yield adjustment over the expected life of the securities.
The Company’s cash flow analysis for each of these securities attempts to estimate the likelihood of any future impairment. While the Company does not believe there are any OTTI currently, future estimates may change depending upon the actual performance statistics reported for each security to the Company. This may result in future charges based upon revised estimates for delinquency rates, severity rates or prepayment patterns. These changes in estimates may be material. These securities are collateralized by pools of “Alt-A” mortgages and receive priority payments from these pools. The Company’s securities rank senior to subordinated tranches of debt collateralized by each respective pool of mortgages. The Company has collected all applicable interest and principal repayments on such securities to date. As of January 25, 2010, the levels of subordination ranged from 25% to 51% of the total debt outstanding for each pool. Delinquencies within the underlying mortgage pools ranged from 31% to 54% of total amounts outstanding. For comparison purposes, as of January 25, 2009, delinquencies ranged from 18% to 40%, while subordination levels ranged from 27% to 52%. Delinquency rates are not the same as severity rates, or actual loss, but are an indication of the potential for losses of some degree in future periods.

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
As of December 31, 2009, there was substantial variance in RMBS securities prices from different pricing sources. Management also determined that the few trades of RMBS were not consistent with the prices received and analysis performed at year end. This confirmed management’s previously established view that the market is dislocated and illiquid. Accordingly, the Company determined fair value using a matrix pricing analysis.
The Company used a weighted pricing matrix to determine fair value. The pricing matrix was based on risk profile, qualitative and quantitative data for similar vintage RMBS that had recent prices. The securities were evaluated in each of the following 10 categories: super senior, sector, collateral, current S&P rating, current credit support, 3 month CDR, 3 month VPR, 1 month loss severity, 60+ delinquencies and FICO score. The price for each RMBS was based upon the prices of those RMBS securities that had the most similar underlying characteristics to the Company’s RMBS portfolio.
There are government sponsored programs that may affect the performance of the Company’s RMBS. The Company is uncertain as to the impact, if any, these programs will have on the fair value of the Company’s RMBS. The fair value of such securities at December 31, 2009 was approximately $59.3 million.
The gross unrealized gains and losses on fixed maturities held to maturity and available for sale at December 31, 2009 and December 31, 2008 are as follows:

	December 31, 2009
		OTTI	Amortized	Gross	Gross
	Amortized	Recognized	Cost after	Unrealized	Unrealized	Fair
	Cost	In OCI (a)	OTTI	Gains	Losses	Value
RMBS	$93,081,210	$(36,491,506)	$56,589,704	$5,077,950	$(2,339,841)	$59,327,813
U.S. Treasury securities available for sale	384,638,048	—	384,638,048	1,317,809	(240,822)	385,715,035
Municipal obligations available for sale	740,286	—	740,286	64,087	—	804,373

Totals	$478,459,544	$(36,491,506)	$441,968,038	$6,459,846	$(2,580,663)	$445,847,221

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
RMBS	$61,246,212	$—	$(18,916,780)	$42,329,432	$61,246,212
U.S. Treasury securities available for sale	38,917,878	1,866,091	—	40,783,969	40,783,969
Municipal obligations available for sale	97,166,677	220,718	(6,903,934)	90,483,461	90,483,461
Corporate securities available for sale	13,317,446	395,344	(1,794)	13,710,996	13,710,996

Totals	$210,648,213	$2,482,153	$(25,822,508)	$187,307,858	$206,224,638

(a)	As discussed in Note(1), effective April 1, 2009, the Company adopted a new accounting standard resulting in a reclassification in the amount of $40.1 million of non-credit investment impairment losses previously recognized on the Company’s RMBS holdings that are currently being held to maturity. These securities are categorized as non-credit based on the Company’s impairment analysis. The Company will accrete from OCI to the amortized cost of the RMBS over their remaining life in a prospective manner on the basis of the amount and timing of future cash flows. The amount of the accretion since April 1, 2009 was $3.7 million.
The following tables summarize all securities in an unrealized loss position at December 31, 2009 and December 31, 2008, disclosing the aggregate fair value and gross unrealized loss for less than as well as more than 12 months:

	2009
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss (1)	Value	Loss (1)

Residential mortgage-backed securities held to maturity	$—	$—	$59,327,813	$(33,753,397)	$59,327,813	$(33,753,397)
U.S. Treasury Securities	198,588,058	(240,822)	—	—	198,588,058	(240,822)

Total temporarily impaired securities	$198,588,058	(240,822)	$59,327,813	$(33,753,397)	$257,915,871	$(33,994,219)

	2008
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Residential mortgage-backed securities held to maturity	$42,329,432	$(18,916,780)	$—	$—	$42,329,432	$(18,916,780)
Municipal obligations available for sale	79,343,141	(6,903,934)	—	—	79,343,141	(6,903,934)
Corporate securities available for sale	100,068	(1,794)	—	—	100,068	(1,794)

Total temporarily impaired securities	$121,772,641	$(25,822,508)	$—	$—	$121,772,641	$(25,822,508)

(1)	Includes gross unrecognized losses of approximately $33.8 million resulting from non-credit investment impairment losses on the Company’s RMBS holdings currently held to maturity for the 12 months or greater category.
At December 31, 2009, the Company was holding eight fixed maturity securities that were in an unrealized loss position. The Company believes these unrealized losses are temporary, as they resulted from changes in market conditions, including interest rates or sector spreads, and are not considered to be credit risk related. Further, the Company has the intent and the ability to hold the securities prior to full recovery.
The amortized cost and fair value of debt securities that are not included in the Company’s Commercial Loans portfolio at December 31, 2009 by contractual maturity are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in one year or less	$199,909	$201,781
Due after one year through five years	213,015,517	213,028,879
Due after five years through ten years	481,193	513,655
Due after ten years	171,681,715	172,775,093

	385,378,334	386,519,408
RMBS	56,589,704	59,327,813

Totals	$441,968,038	$445,847,221

There were no non-income producing fixed maturity investments for any of the years presented herein.
A summary of all of the Company’s investments in limited partnership and limited liability company hedge funds at December 31, 2009, accounted for under the equity method, is set forth below:

		Ownership
	Amount	%
Alydar QP Fund	3,230,181	0.62
Caspian Capital Partners, L.P. (1)	3,903,562	3.06
Caspian Select Credit Fund, L.P. (1)	5,780,599	1.51
Dolphin Limited Partnership — A	405,308	3.68
Element Capital US Feeder Fund LLC	23,489,567	34.34
Horizon Portfolio, L.P.	3,060,689	3.03
Ivory Flagship Fund L.P.	2,760,140	0.50
Latigo SPV II, LTD.	56,617	1.32
Loeb Arbitrage Fund	4,603,130	1.33
Lubben Fund, L.P.	1,764,444	5.88
Mariner — CRA Relative Fund (1)	2,622	0.37
Mariner Dolphin Special Opportunities Fund (1)	2,120,361	8.48
Mariner Opportunities Fund (1)	4,068,191	2.96
Mariner Silvermine (1)	31,680,214	60.00
Mariner Voyager LP (1)	1,877,279	8.90
MKP Credit II, L.P.	4,470,769	1.37
MV Credit, L.P.	428,300	1.73
Riva Ridge Capital Partners, L.P.	8,640,395	7.85
Rockwood Partners, L.P.	5,530,848	4.22
Silver Point C & I Opportunity Fund, L.P.	1,817,337	4.54
SLS Investors, L.P.	6,837	0.01
Taconic Opportunity Fund, L.P.	1,899,012	0.08
TAMI Macro Fund, L.P.	1,347,407	4.35
Triage Management B, L.P.	94,145	9.41
Tiptree Financial Partners, L.P.	35,038,682	21.28
Wexford Spectrum Fund I, LP	3,815,202	0.35

Total limited partnership and limited liability company hedge funds	$151,891,838

(1)	Indicates limited partnership or limited liability company hedge fund directly managed by Mariner Partners, Inc. (“Mariner”). As of December 31, 2009, the aggregate net asset value of these investments was $84,471,510.

The carrying values used for hedge fund investments and other privately held equity securities generally are established on the basis of the valuations provided monthly by the managers of such investments. These valuations generally are determined based upon the valuation criteria established by the governing documents of such investments or utilized in the normal course of such manager’s business, which are generally reflective of fair value. Such valuations may differ significantly from the values that would have been used had available markets for these investments existed and the differences could be material.
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
Up until December 31, 2009, the Company was the only limited partner in Altrion (formerly Tricadia) and reported its investment using the equity method of accounting. The amounts reported in the balance sheet caption “Limited partnerships” related to Altrion at December 31, 2008 and 2007 were $33.8 million and $42.6 million, respectively. The Company redeemed its remaining interest in Altrion effective December 31, 2009, resulting in the Company receiving approximately a $35 million direct investment in the Tiptree Financial, $7.3 million in cash, $1.1 million in commercial loans and $118,000 in private equity. As of December 31, 2009 the majority of Tiptree Financial’s assets were invested in cash, corporate credits, the municipal funding sector and commercial real estate.
The Company has a significant investment in the Element Capital US Feeder Fund LLC (“Element”), which was acquired on September 1, 2008. The investment in Element at December 31, 2009 and 2008 was $23.5 million and $12.2 million, respectively. Limited partnership income of $9 million and $2.1 million from Element was recorded for the years ended December 31, 2009 and 2008, respectively.
A summary of the GAAP basis information pertaining to Element Capital US Feeder Fund LLC (“Element”) financial position and results of operations, for the year ended December 31, respectively, for each of the years reported on herein, is presented below.

	2009	2008
	(unaudited)	(audited)
Total assets	$71,301,259	$91,441,051
Total liabilities	$2,500,072	$9,188,794
Total partners’ capital	$68,801,187	$82,252,257
Total revenue	$46,714,094	$26,899,676
Net income	$30,812,850	$25,103,685
The components for net realized gains (losses) and for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Year ended December 31,
	2009	2008	2007

Realized gains (losses) on investments before impairments:
Fixed maturities gains	$18,453,525	$11,872,358	$252,149
Fixed maturities losses	(2,584,494)	(12,170,429)	(708,964)
Short-term investments	(135,927)	(1,133,376)	235,529

Net realized investment gains (losses) before impairments	15,733,104	(1,431,447)	(221,286)

Fixed maturities impairments	(478,407)	(46,233,319)	(6,681,566)

Net realized investment gains (losses) after impairments	$15,254,697	$(47,664,766)	$(6,902,852)

Proceeds from redemptions in investments held to maturity or disposals of fixed income investments available for sale for the years ended December 31, 2009, 2008 and 2007 were $914,815,280, $78,064,473 and $181,513,179, respectively.
Effective April 1, 2009, under ASC 320 and ASC 958, “Recognition and Presentation of Other-Than-Temporary Impairments” impairment is considered to be other than temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its amortized cost basis, or (3) does not expect to recover the security’s entire amortized cost basis. The OTTI of $478,407 recognized for the year ended December 31, 2009 resulted from the Company’s intention to sell certain municipal securities under circumstances in which those securities are not expected to recover their entire amortized cost prior to sale. Credit impairment occurs under ASC 320 if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security. There were no credit impairments recorded during the year ended December 31, 2009.

Net investment (loss) income from each major category of investments for the years indicated is as follows:

	Year ended December 31,
	2009	2008	2007

Fixed maturities held to maturity	$1,861,352	$819,596	$—
Fixed maturities available for sale	8,737,267	7,390,001	13,944,630
Trading securities	4,538,603	(42,265,670)	2,302,469
Commercial loans	1,856,615	(1,556,937)	—
Equity in (loss) earnings of limited partnerships	26,662,450	(26,805,322)	12,985,185
Short-term investments	359,183	2,990,597	8,687,536

Total investment (loss) income	44,015,471	(59,427,735)	37,919,820
Investment expenses (see note 18)	(2,347,558)	(4,075,112)	(2,430,451)

Net investment (loss) income	$41,667,912	$(63,502,847)	$35,489,369

Details related to investment (loss) income from commercial loans and trading activities presented in the preceding table are as follows:

	Year ended December 31,
	2009	2008	2007

Interest and dividends earned	$1,095,879	$9,245,387	$2,932,998
Net realized (losses) gains	(984,947)	(41,519,563)	179,463
Net unrealized appreciation (depreciation)	6,284,286	(11,548,431)	(809,992)

Total investment income (loss)	$6,395,218	$(43,822,607)	$2,302,469

Securities Lending
The Company terminated its securities lending agreement with a bank in 2008. There were no loaned securities at December 31, 2009 and December 31, 2008.
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
The investment portfolio has exposure to market risks, which include the effect of adverse changes in interest rates, credit quality, hedge fund value and illiquid securities including commercial loans and residential mortgage-backed securities values on the portfolio. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Hedge fund and illiquid securities risks include the potential loss from the diminution in the value of the underlying investment of the hedge fund and the potential loss from changes in the fair value of commercial loans and RMBS.
Included in investments at December 31, 2009 are securities required to be held by the Company or those that are on deposit with various regulatory authorities as required by law with a fair value of $23,407,125.

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
The Company’s Level 3 assets include its RMBS, commercial loans and private equity as they are illiquid and trade in inactive markets. These markets are considered inactive as a result of the low level of trades of such investments. The RMBS investments are not considered within the Level 3 tabular disclosure, because they have been transferred to “held to maturity” category effective October 1, 2008. Held to maturity investments are not measured at fair value on a recurring basis and as such do not fall within the scope of ASC 820. See Note 2, “Investments” for a complete discussion regarding the Company’s RMBS portfolio.
The primary pricing sources for the Company’s commercial loan and private equity portfolios are reviewed for reasonableness, based on the Company’s understanding of the respective market. Prices may then be determined using valuation methodologies such as discounted cash flow models, as well as matrix pricing analyses performed on non-binding quotes from brokers or other market-makers. As of December 31, 2009, the Company did not utilize an alternate valuation methodology for its commercial loan or private equity portfolios.

The following are the major categories of assets measured at fair value on a recurring basis during the years ended December 31, 2009 and 2008, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Year Ended December 31, 2009
	Level 1:
	Quoted
	Prices in	Level 2:
	Active	Significant	Level 3:
	Markets for	Other	Significant	Total at
	Identical	Observable	Unobservable	December 31,
	Assets	Inputs	Inputs	2009

Fixed maturities available for sale	$385,715,035	$804,373	$—	$386,519,408
Commercial loans	—	—	5,001,118	5,001,118
Common stock	—	—	117,968	117,968

Total	$385,715,035	$804,373	$5,119,086	$391,638,494

	Year Ended December 31, 2008
	Level 1:
	Quoted
	Prices in	Level 2:
	Active	Significant	Level 3:
	Markets for	Other	Significant	Total at
	Identical	Observable	Unobservable	December 31,
	Assets	Inputs	Inputs	2008

Fixed maturities available for sale	$40,783,969	$104,194,457	$—	$144,978,426
Fixed maturities trading	—	17,399,090	—	17,399,090
Equity securities trading	11,822,620	—	—	11,822,620
Commercial loans	—	—	2,690,317	2,690,317

Total	$52,606,589	$121,593,547	$2,690,317	$176,890,453

The investments classified as Level 3 in the above table consist of commercial loans and private equity, for which the Company has determined that quoted market prices of similar investments are not determinative of fair value. The following tables presents a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs during the years ended December 31, 2009 and 2008.

	Year ended December 31, 2009
	Commercial	Common
	Loans	Stocks	Total
Beginning balance	$2,690,317	$—	$2,690,317

Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	1,479,492	—	1,479,492
Included in other comprehensive income	—	—	—

Purchases, sales, maturities, repayments, redemptions and amortization	831,309	117,968	949,277

Transfers from Level 3	—	—	—
Transfers to Level 3	—	—	—

Ending balance	$5,001,118	$117,968	$5,119,086

The Company elected the ASC 825 fair value option for approximately $1.1 million for two commercial loans owned at the end of 2009. Management believes that the use of the fair value option to record commercial loan purchases is consistent with its objective for such investments. As such, the entire commercial loan portfolio of $5 million at December 31, 2009 was recorded at fair value. All loans are current with respect to interest payments. The Company also has two small private equity positions at the end of 2009 which were recorded at cost as management deems it an approximate of fair value.

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
The $62 million transfer into Level 3 was effective September 30, 2008 and resulted from seven RMBS securities being priced with both observable and unobservable inputs that in prior periods were included in Level 2 using observable inputs. The price as of September 30, 2008 reflected an increased weighting towards unobservable inputs. There were no unrealized gains or losses on the transferred securities as of September 30, 2008. Net realized investment losses on such securities as of the date of transfer to the held to maturity classification were $45.9 million.
The RMBS investments have been transferred out of Level 3 for the purposes of tabular disclosure, because they have been transferred to “held to maturity” category effective October 1, 2008. Held to maturity investments are not measured at fair value on a recurring basis and as such do not fall within the scope of ASC 820 See Note 2, “Investments” for a complete discussion regarding the Company’s RMBS portfolio.
The Company utilized the fair value election under ASC 825 for all of its $10.3 million of commercial loan purchases during 2008. Management believes that the use of the fair value option to record commercial loan purchases is consistent with its objective for such investments. As such, the entire commercial loan portfolio of $2.7 million at December 31, 2008 was recorded at fair value. The amortized cost of the commercial loan portfolio at December 31, 2008 was $6.9 million. The changes in the fair value of the commercial loans were recorded in investment income. Investment income for the year ended December 31, 2008 reflected net realized losses from sales and repayments of $46,775, unrealized losses from fair value changes of $2,528,276 and interest income earned of $1,018,114.
The fair value of the senior debt at December 31, 2009 approximated a price equal to 91% of the par value.
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

A summary of the pools’ underwriting accounts as of December 31, 2009 and December 31, 2008 is as follows:

	2009	2008
	(unaudited)
Cash and short-term investments	$610,272	$38,242
Premiums receivable	21,329,979	20,584,595
Reinsurance and other receivables	51,962,112	92,473,524

Total assets	$73,902,363	$113,096,361

Due to insurance pool members	28,900,345	54,053,792
Reinsurance payable	13,480,165	23,667,084
Funds withheld from reinsurers	28,136,456	29,205,424
Other liabilities	3,385,397	6,170,061

Total liabilities	$73,902,363	$113,096,361

A portion of the pools’ underwriting accounts above have been included in the Company’s insurance subsidiaries operations based upon their pro-rata participation in the MMO insurance pools.
(5) Insurance Operations:
Reinsurance transactions
Approximately 24%, 24% and 27% of the Company’s insurance subsidiaries’ direct and assumed gross premiums written for the years ended December 31, 2009, 2008 and 2007, respectively, have been ceded to reinsurance companies. Two former pool members, Utica Mutual and Arkwright, which is currently part of the FM Global Group, withdrew from the pools in 1994 and 1996, respectively, and retained liability for their effective pool participation for all loss reserves, including IBNR and unearned premium reserves attributable to policies effective prior to their withdrawal from the pools.
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
The Company’s largest unsecured reinsurance receivables at December 31, 2009 were from the following reinsurers:

Reinsurer	Amounts	A.M. Best Rating
	(In millions)
Lloyd’s Syndicates (1)	$67.8	A (Excellent)
Swiss Reinsurance America Corporation	9.0	A (Excellent)
Transatlantic Reinsurance Company	7.1	A (Excellent)
General Reinsurance Corporation	5.4	A++ (Superior)
Platinum Underwriters Reinsurance Company	5.4	A (Excellent)
Munich Reinsurance America	5.2	A+ (Superior)
FM Global (Arkwright)	3.3	A+ (Superior)
Everest Reinsurance	3.1	A+ (Superior)
Liberty Mutual Insurance Company	2.9	A (Excellent)

Total	$109.2

(1)	Lloyd’s maintains a trust fund, which was established for the benefit of all United States ceding companies. Lloyd’s receivables represent amounts due from approximately 100 different Lloyd’s syndicates.

The reinsurance contracts with the above listed companies are generally entered into annually and provide coverage for claims occurring while the relevant agreement was in effect, even if claims are made in later years. The contract with Arkwright was entered into with respect to its participation in the pools.
The Company’s exposure to reinsurers, other than those indicated above, includes reinsurance receivables from approximately 500 reinsurers or syndicates, and as of December 31, 2009, no single one was liable to the Company for an unsecured amount in excess of approximately $2 million.
As of December 31, 2009, funds withheld of approximately $13.5 million and trust agreements and letters of credit of approximately $112.6 million were obtained as collateral for reinsurance receivables as provided under various reinsurance treaties. Reinsurance receivables as of December 31, 2009 and 2008 included an allowance for uncollectible reinsurance receivables of $17.6 million and $21.4 million, respectively. Uncollectible reinsurance resulted in charges to operations of approximately $1.5 million, $15.8 million and $3.6 million in 2009, 2008 and 2007, respectively.
In 2008, the Company resolved disputed reinsurance receivables with Equitas, a Lloyd’s of London company established to settle claims for underwriting years 1992 and prior, and reevaluated the reserve for reinsurance receivables amounting in total to $12.4 million.
Reinsurance ceded and assumed relating to premiums written were as follows:

	Gross	Ceded	Assumed		Percentage
	(direct)	to other	from other		of Assumed
Year ended	Amount	Companies	Companies	Net amount	to Net

December 31, 2009	$209,227,202	$50,932,803	$4,352,521	$162,646,920	3%
December 31, 2008	209,078,072	51,869,681	8,175,680	165,384,071	5%
December 31, 2007	219,599,494	60,534,715	8,788,527	167,853,306	5%
Reinsurance ceded and assumed relating to premiums earned were as follows:

	Gross	Ceded	Assumed		Percentage
	(direct)	to other	from other		of Assumed
Year ended	Amount	Companies	Companies	Net amount	to Net

December 31, 2009	$201,263,767	$50,504,582	$6,211,874	$156,971,059	4%
December 31, 2008	215,121,723	54,404,393	6,355,366	167,072,696	4%
December 31, 2007	225,002,917	68,364,479	9,457,433	166,095,871	6%
Losses and loss adjustment expenses incurred are net of ceded reinsurance recoveries of $29,740,019, $27,040,650 and $31,062,222 for the years ended December 31, 2009, 2008 and 2007, respectively.

Unpaid losses
Unpaid losses are based on individual case estimates for losses reported and include a provision for losses incurred but not reported and for loss adjustment expenses. The following table provides a reconciliation of the Company’s consolidated liability for losses and loss adjustment expenses for the years ended December 31, 2009, 2008 and 2007:

	Year ended December 31,
	2009	2008	2007
	(In thousands)
Net liability for losses and loss adjustment expenses at beginning of year	$334,843	$306,405	$292,941

Provision for losses and loss adjustment expenses occurring in current year	95,494	107,275	103,664
Increase (decrease) in estimated losses and loss adjustment expenses for claims occurring in prior years (1)	(19,990)	2,683	(13,820)

Net loss and loss adjustment expenses incurred	75,504	109,958	89,844

Less:
Losses and loss adjustment expense payments for claims occurring during:
Current year	8,245	9,887	12,136
Prior years	51,694	71,633	64,244

	59,939	81,520	76,380

Net liability for losses and loss adjustment expenses at end of year	350,408	334,843	306,405

Ceded unpaid losses and loss adjustment expenses at end of year	205,078	213,907	250,130

Gross unpaid losses and loss adjustment expenses at end of year	$555,486	$548,750	$556,535

(1)	The adjustment to the consolidated liability for losses and loss adjustment expenses for losses occurring in prior years reflects the net effect of the resolution of losses for other than full reserve value and subsequent readjustments of loss values.
The approximately $20.0 decrease in 2009 in estimated losses and loss adjustment expenses for claims occurring in prior years occurred in each of the Company’s major segment of business. The ocean marine line of business recorded the largest favorable development primarily occurring in the 2004 through 2006 accident years largely as a result of lower than expected reported loss and paid loss trends. This was partially offset by adverse development in the 2007 accident year due to the emergence of a large shock loss. The other liability line of business reported favorable development in the 2005 to 2008 accident years partly due to revisions in loss estimates on contractor’s business and partly due to favorable reporting trends in the excess workers’ compensation class in the 2007 accident year and the professional liability class in 2006 and 2007 accident years. The favorable development in the other liability line was partially offset by shock losses occurring in the professional liability class in the 2008 accident year. The aviation class reported $2.0 million in favorable loss development relating to accident years prior to 2002 largely due to recoveries. The inland marine/fire line also reported favorable development largely attributable to the fire class.
The adverse loss reserve development of $2.7 million in 2008 resulted primarily from the resolution of a dispute over reinsurance receivables with a reinsurer and the reevaluation of the reserve for doubtful reinsurance receivables that contributed $12.4 million of adverse development in 2008 for both the other liability and ocean marine lines of business for accident years prior to 1999. Further contributing to adverse loss development was $3.2 million from asbestos and environmental losses in the other liability line for accident years prior to 1999. Partially offsetting this adverse development in the other liability line was favorable development in the contractors’ class as a result of lower than anticipated incurred loss development of approximately $3.6 million in the 2004 through 2006 accident years. The ocean marine line also reported favorable development of approximately $14.0 million in the 2004 through 2006 accident years largely as a result of lower reported and paid loss trends. The inland marine/fire segment also reported favorable loss development partially due to larger than expected reinsurance recoveries in accident years 2005 and 2006. Contributing to the adverse development in 2008 was approximately $3.5 million in adverse development from the runoff aviation class relating to accident years prior to 2002 as a result of settlements of larger severity losses including provisions for uncollectible reinsurance.

The $13.8 million decrease in 2007 was largely caused by favorable development in the 2003 through 2005 accident years for the ocean marine line, which generally resulted from favorable loss trends in the risk class. Another factor contributing to the decrease was $6.2 million recorded on the novation of excess workers’ compensation policies in the other liability line for accident years 2004 through 2006,which was partially offset by adverse development of $3.0 million in the professional liability class as a result of two large claims in the 2006 accident year. The inland marine/fire segment also reported favorable loss development partially due to lower reported severity losses. The favorable development in 2007 was partially offset by approximately $3.3 million in adverse development from the runoff aviation class.
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
At December 31, 2009 and December 31, 2008, the Company’s gross, ceded and net loss and loss adjustment expense reserves for all asbestos/environmental policies amounted to $46.7 million, $36.4 million and $10.3 million and $48.8 million, $37.3 million and $11.5 million , respectively. The Company believes that the uncertainty surrounding asbestos/environmental exposures, including issues as to insureds’ liabilities, ascertainment of loss date, definitions of occurrence, scope of coverage, policy limits and application and interpretation of policy terms, including exclusions, all affect the estimation of ultimate losses. Under such circumstances, it is difficult to determine the ultimate loss for asbestos/environmental related claims. Given the uncertainty in this area, losses from asbestos/environmental related claims may develop adversely and, accordingly, management is unable to estimate the range of possible loss that could arise from asbestos/environmental related claims. However, the Company’s net unpaid loss and loss adjustment expense reserves, in the aggregate, as of December 31, 2009, represent management’s best estimate.
In 2001, the Company recorded losses in its aircraft line of business as a result of the terrorist attacks of September 11, 2001 on the World Trade Center, the Pentagon and the hijacked airliner that crashed in Pennsylvania (collectively, the “WTC Attack”). At the time, because of the amount of the potential liability to our insureds (United Airlines and American Airlines) occasioned by the WTC Attack, we established reserves based upon our estimate of our insureds’ policy limits for gross and net liability losses. In 2004 we determined that a reduction in the loss reserves relating to the terrorist attacks of September 11, 2001 on the Pentagon and the hijacked airliner that crashed in Pennsylvania was warranted, because a significant number of claims that could have been made against our insureds were waived by prospective claimants when they opted to participate in the September 11th Victim Compensation Fund of 2001 (the “Fund”), and the statutes of limitations for wrongful death in New York and for bodily injury and property damage, generally, had expired, the latter on September 11, 2004. Our analysis of claims against our insureds, undertaken in conjunction with the industry’s lead underwriters in London, indicated that, because such a significant number of claims potentially emanating from the attack on the Pentagon and the crash in Shanksville had been filed with the Fund, or were time barred as a result of the expiration of relevant statutes of limitations, those same claims would not be made against our insureds. Therefore, we concluded that our insured’s liability and our ultimate insured loss would be substantially reduced. Consequently, we re-estimated our insured’s potential liability for the terrorist attacks of September 11, 2001 on the Pentagon and the hijacked airliner that crashed in Pennsylvania, and in 2004 we reduced our gross and net loss reserves by $16.3 million and $8.3 million, respectively.
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
In 2006 the Company recorded adverse loss development of approximately $850,000 in the aircraft line of business resulting primarily from losses assumed from the World Trade Center attack which were partially offset by a reduction in reserves relating to the loss sustained at the Pentagon after re-estimating the reserve based upon lower than expected settlements of claims paid during the year. There were no material changes in loss estimates for the WTC Attack in 2007, 2008 or 2009.
Overall, the aviation line of business has experienced adverse development in 2008 and 2007 largely related to the unfavorable settlement of large losses and the impact of uncollectible reinsurance. In 2009 the Company reported favorable development in the aviation line of business largely due to recoveries.

In February 2010, the Company paid approximately $33.5 million in gross claims with respect to the WTC Attack. The ceded recovery with respect to this claim is approximately $22.4 million. While the loss payment adversely impacted cash flows from operations, it did not have a substantial impact on results of operations or financial position.
Salvage and subrogation
Estimates of salvage and subrogation recoveries on paid and unpaid losses have been recorded as a reduction of unpaid losses amounting to $6,304,953 and $6,545,226 at December 31, 2009 and December 31, 2008, respectively.
Deferred policy acquisition costs
Deferrable policy acquisition costs amortized to expense amounted to $36,852,771, $38,669,739 and $37,694,535 for the years ended December 31, 2009, 2008 and 2007, respectively.
(6)	Property, Improvements and Equipment, Net:
Property, improvements and equipment, net at December 31, 2009 and December 31, 2008 include the following:

	2009	2008

Office furniture and equipment	$2,185,778	$2,401,612
Computer equipment	2,068,345	2,105,196
Computer software	9,828,644	4,440,945
Leasehold improvements	5,667,596	5,795,382

	19,750,363	14,743,135
Less: accumulated depreciation and amortization	(5,148,222)	(4,709,646)

Property, improvements and equipment, net	$14,602,141	$10,033,489

Depreciation and amortization and other expenses for the years ended December 31, 2009, 2008 and 2007 amounted to $1,493,929, $1,414,538 and $1,295,929, respectively.
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

(7) Income Taxes:
The components of deferred tax assets and liabilities as of December 31, 2009 and December 31, 2008 are as follows:

	December 31,	December 31,
	2009	2008

Deferred Tax Assets:
Loss reserves	$13,813,095	$13,557,347
Unearned premiums	4,887,055	4,489,745
Net operating loss carryforwards	7,375,687	5,880,130
Capital loss carryforwards	6,514,608	12,530,316
Bad debt reserve	2,050,720	1,986,752
Unrealized depreciation of investments	13,343,882	20,418,996
Hedge fund loss	3,384,488	3,862,875
Deferred compensation	3,227,595	2,187,622

Deferred tax assets	54,597,130	64,913,783

Less: Valuation allowance	18,968,457	23,527,654

Total deferred tax assets	35,628,673	41,386,129

Deferred Tax Liabilities:
Deferred policy acquisition costs	5,753,331	5,132,299
Accrued salvage and subrogation	193,263	208,408
Other	430,529	530,825

Total deferred tax liabilities	6,377,123	5,871,532

Net deferred tax assets	$29,251,550	$35,514,597

At December 31, 2009, state net operating losses that can be carried forward are $11,347,212 and realized capital losses that can be carried forward are $18,613,166. The range of years in which the state NOL carryforwards, which are primarily in the State of New York, can be carried forward against future tax liabilities is from 2010 to 2029. The range of years in which the federal capital loss carryforwards can be carried forward is from 2010 to 2014. The estimate for capital losses may differ from the actual amount ultimately filed in the Company’s tax return.
The Company’s valuation allowance account with respect to the deferred tax asset and the change in the account is as follows:

	December 31,	December 31,	December 31,
	2009	2008	2007
Balance, beginning of year	$23,527,654	$4,998,520	$4,193,440
Change in valuation allowance	(4,559,197)	18,529,134	805,080

Balance, end of period	$18,968,457	$23,527,654	$4,998,520

As of December 31, 2009, the Company has recorded a valuation allowance of $11,319,310 with respect to the uncertainty in the realization of capital loss carryforwards. The Company considered various tax planning strategies to support the recoverability of existing deferred income taxes for capital loss carryforwards. This included an analysis of the timing and availability of unrealized positions in the fixed income maturity portfolio. The Company recorded tax benefits of $6,241,686 million for the year ended December 31, 2009 as a result of the partial reversal of the deferred tax valuation allowance previously provided for capital losses. This resulted from realized and unrealized capital gains in the investment portfolio during 2009. Management believes the deferred tax asset, net of the recorded valuation allowance account, as of December 31, 2009 will more-likely-than-not be fully realized.

Income tax provisions differ from the amounts computed by applying the federal statutory rate to income before income taxes as follows:

	Year ended December 31,
	2009	2008	2007
Income taxes at the federal statutory rate	35.0%	35.0%	35.0%
Tax exempt interest	(3.7)	1.4	(1.1)
Valuation allowance	(8.2)	(13.5)	4.0
State taxes	(2.9)	0.7	(4.1)
Life insurance income	(2.0)	—	—
Other, net	0.4	0.7	(0.1)

Income tax provisions	18.6%	24.3%	33.7%

The Company received $13,679,495 from the Internal Revenue Service, relating to capital and net operating loss carrybacks in 2009. Federal income tax paid amounted to $5,637,504 for the year ended December 31, 2009. There was no federal income tax paid in 2008. Federal income tax paid amounted to $14,028,238 for the year ended December 31, 2007.
At December 31, 2009 and December 31, 2008, the federal income tax recoverable included in other assets amounted to $878,482 and $16,242,026, respectively.
Reduction of income taxes as a result of the deduction triggered by employee exercise of stock options for the years ended December 31, 2009, 2008 and 2007 amounted to $262,201, $398,188 and $1,128,108, respectively. The benefit received was recorded in paid-in capital.
The Company files tax returns subject to the tax regulations of federal, state and local tax authorities. A tax benefit taken in the tax return but not in the financial statements is known as an ‘unrecognized tax benefit.’ The Company had no unrecognized tax benefits at either December 31, 2009 or December 31, 2008. The Company’s policy is to record interest and penalties related to unrecognized tax benefits to income tax expense. The Company did not incur any interest or penalties related to unrecognized tax benefits for the years ended December 31, 2009 and 2008.
The Company is subject to federal, state and local examinations by tax authorities for tax year 2006 and subsequent.
(8) Statutory Income and Surplus:
NYMAGIC’s principal source of income is dividends from its subsidiaries, which are used for payment of operating expenses, including interest expense, loan repayments and payment of dividends to NYMAGIC’s shareholders. The Company’s domestic insurance subsidiaries are limited under state insurance laws, in the amount of ordinary dividends they may pay without regulatory approval. Within this limitation, the maximum amount which could be paid to the Company out of the domestic insurance companies’ surplus was approximately $10.2 million as of December 31, 2009.
Combined statutory net income, surplus and dividends declared by the Company’s domestic insurance subsidiaries were as follows for the periods indicated:

	Combined	Combined	Dividends
	Statutory	Statutory	Declared
Year ended	Net (Loss) Income	Surplus	To Parent
December 31, 2009 (unaudited)	$26,985,000	$216,783,000	$10,850,000
December 31, 2008	$(38,487,000)	$189,383,000	$—
December 31, 2007	$25,654,000	$207,233,000	$15,745,000
The Company did not make any capital contributions to its insurance subsidiaries in 2009. The Company made capital contributions of $32.5 million to New York Marine in 2008. The Company also purchased certain receivables from New York Marine in the amount of $2.9 million and $6.1 million as of December 31, 2009 and 2008, respectively.
The National Association of Insurance Commissioners (the “NAIC”) provided a comprehensive basis of accounting for reporting to state insurance departments. Included in the codified accounting rules was a provision for the state insurance commissioners to modify such accounting rules by practices prescribed or permitted for insurers in their state. However, there were no differences reported in the statutory financial statements for the years ended December 31, 2009, 2008 and 2007 between prescribed state accounting practices and those approved by the NAIC.
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

As a result of the recent downgrades of such securities and in accordance with applicable statutory accounting guidance under SSAP 43R, which became effective September 30, 2009, the Company recorded decreases in the fair value of five of seven of the RMBS securities in its portfolio, resulting in a decline of $21.6 million before applicable taxes, to the Company’s consolidated statutory surplus, which was approximately $217 million as of December 31, 2009.
SSAP No. 43R amends SSAP No. 43 Loan-Backed and Structured Securities. The new SSAP requires insurers to separate other-than-temporary impairments between interest and non-interest related declines in the value of all loan-backed and structured securities. This statement is effective for quarterly and annual reporting periods ending on or after September 30, 2009 and supersedes SSAP 98 and paragraph 13 of SSAP No. 99.
The NAIC recently adopted revisions to SSAP No. 43R in order to be consistent with changes to the rating process of RMBS. The new rating process uses modeled losses developed by an independent third party vendor engaged by the Securities Valuation Office (SVO). As of December 31, 2009, the Company, by applying the new rating process, reported two of seven RMBS owned at amortized cost and five at fair value.
(9) Employee Retirement Plans:
The Company maintains a retirement plan for the benefit of our employees in the form of a Profit Sharing Plan and Trust. The Profit Sharing Plan and Trust provides for an annual mandatory contribution of 7.5% of compensation for each year of service during which the employee has completed 11 months of service and is employed on the last day of the plan year. The Company may also make an additional discretionary annual contribution of up to 7.5% of compensation. The plan provides for 100% vesting upon completion of one year of service. Employee retirement plan expenses for the years ended December 31, 2009, 2008 and 2007 amounted to $1,291,645, $971,507 and $1,161,441, respectively.
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
The fair value of the senior debt at December 31, 2009 approximated a price equal to 91% of the par value.
Interest paid amounted to $6,501,443, $6,500,055 and $6,523,830 for the years ended December 31, 2009, 2008 and 2007, respectively.
(11) Commitments:
The Company maintains various operating leases to occupy office space. The lease terms expire on various dates through July 2016.
The aggregate minimum annual rental payments under various operating leases for office facilities as of December 31, 2009 are as follows:

Amount
2010	4,209,129
2011	4,182,923
2012	4,224,471
2013	4,325,742
2014	4,299,644
Thereafter	6,807,769

Total	$28,049,678
The operating leases also include provisions for additional payments based on certain annual cost increases. Rent expenses for the years ended December 31, 2009, 2008 and 2007 amounted to $3,807,565, $3,921,632 and $2,216,707, respectively.
In 2003, the Company entered into a sublease for approximately 28,000 square feet for its principal offices in New York City. The sublease commenced on March 1, 2003 and expires on July 30, 2016. In April 2005, the Company signed an amendment to the sublease pursuant to which it added approximately 10,000 square feet of additional space. The amended sublease expires on July 30, 2016. The minimum monthly rental payments of $144,551 under the amended sublease include the rent paid by the Company for the original sublease. Rent payments under the amended sublease commenced in 2005 and end in 2016, with payments amounting to $20.8 million, collectively, over the term of the agreement.

In June 2007, the Company leased an additional 30,615 square feet at the New York City location. The lease provides for a minimum monthly rental payment of $197,722 beginning in 2008 and $210,478 beginning in 2013. The lease expires on July 30, 2016.
Effective August 1, 2008, the Company has subleased a portion of its office space in New York City for a term of 29 months, with an option to extend for an additional 19 months. The monthly rental income recognized under the sublease agreement is approximately $82,000 and has reduced overall general and administrative expenses by $984,000 and $410,000 for the years ended December 31, 2009 and 2008. The Company did not exercise its option to extend the term of its lease to its subtenant at December 31, 2009.
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
(12) Comprehensive Income:
The Company’s comparative comprehensive income is as follows:

	Year ended December 31,
	2009	2008	2007

Net income (loss)	$45,463,283	$(104,335,079)	$13,372,350
Other comprehensive (loss) income, net of deferred taxes:
Unrealized holding gains (losses) on securities, net of deferred tax expense (benefit) of 1,271,059, $(5,809,488) and $(2,354,199)	19,548,276	(46,589,927)	(4,372,090)
Accretion of noncredit portion of impairment on held-to-maturity, net of deferred tax expense of $1,281,119, $0 and $0	2,379,222	—	—
Less : reclassification adjustment for gains (losses) realized in net income, net of tax (benefit) of $(676,564), $(501,006) and $(77,450)	16,409,668	(930,441)	(143,836)
Less : reclassification adjustment for impairment (losses) recognized in net income, net of tax (benefit) of 0, $(3,651,346) and $(2,338,548)	(478,407)	(42,581,973)	(4,343,018)

Other comprehensive (loss) income	5,996,237	(3,077,513)	114,764

Comprehensive income (loss)	$51,459,520	$(107,412,592)	$13,487,114

The Company reported unrealized holding gains (losses) on available for sale securities, net of deferred taxes, of $741,698 and $(2,875,317) at December 31, 2009 and December 31, 2008, respectively. The Company recorded unrealized holding (losses) on held to maturity securities, net of deferred taxes, of ($23,719,479) at December 31, 2009.
(13) Common Stock Repurchase Plan and Shareholders’ Equity:
The Company has a Common Stock Repurchase Plan, as amended in 2008, which authorizes the repurchase of up to $75 million, at prevailing market prices, of the Company’s issued and outstanding shares of common stock on the open market. There were no repurchases made under the Plan during 2009. As of December 31, 2008, the Company has repurchased a total of 3,457,298 shares of common stock under this plan at a total cost of $62,855,338 at market prices ranging from $12.38 to $28.81 per share. The Company repurchased 368,900 shares of common stock under the Plan in 2008 at a total cost of $7,653,602. In 2007, the Company repurchased 317,700 shares of common stock under the Plan at a total cost of $7,121,988.
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
(14) Earnings per share:
A reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for each of the years ended December 31, 2009, 2008 and 2007 is as follows:

	December 31, 2009			December 31, 2008			December 31, 2007
		Weighted			Weighted			Weighted
		Average			Average			Average
	Net	Shares		Net	Shares		Net	Shares
	Loss	Outstanding	Per	Income	Outstanding	Per	Income	Outstanding	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
	(In thousands, except for per share data)
Basic EPS	$45,463	8,428	$5.39	$(104,335)	8,534	$(12.23)	$13,372	8,896	$1.50
Effect of dilutive securities:
Equity awards and purchased options	—	209	$(.13)	—	—	—	—	294	$(.04)

Diluted EPS	$45,463	8,637	$5.26	$(104,335)	8,534	$(12.23)	$13,372	9,190	$1.46

(15) Incentive Compensation:
Share-based Plans:
The Company records compensation costs using the fair value of all share awards. Compensation expense is recorded pro-rata over the vesting period of the award.
The Company has established three share-based incentive compensation plans (the “Plans”), which are described below. Management believes that the Plans provide a means whereby the Company may attract and retain persons of ability to exert their best efforts on behalf of the Company. The Plans generally allow for the issuance of grants and exercises through newly issued shares, treasury stock, or any combination thereof to officers, key employees and directors who are employed by, or provide services to the Company. The compensation cost that has been charged against income for the Plans was $2,337,233, $2,535,351 and $2,210,615 for the years ended December 31, 2009, 2008 and 2007, respectively. The approximate total income tax benefit accrued and recognized in the Company’s financial statements for the years ended December 31, 2009, 2008 and 2007 related to share-based compensation expenses was approximately $818,000, $887,000 and $774,000, respectively.

1991 and 2002 Stock Option Plans
The 1991 and 2002 Stock Option Plans (the “Option Plans”) were adopted by the Company’s Board of Directors and approved by its shareholders in each of their respective years. The plans provide for the grant of non-qualified options to purchase shares of the Company’s common stock. Both of the plans authorize the issuance of options to purchase up to 500,000 shares of the Company’s common stock at not less than 95 percent of the fair market value at the date of grant. Option awards are exercisable over the period specified in each contract and expire at a maximum term of ten years.
The fair value of each option award has been estimated as of the respective grant-date using the Black-Scholes option-pricing model assuming the following inputs.

	December 31, 2009	December 31, 2008	December 31, 2007

Expected volatility	42.0%-67.0%	31.0%	N/A
Expected dividends	1.21%-1.62%	1.35%-1.46%	N/A
Expected term (in years)	3-7	4	N/A
Risk-free rate	1.34%-2.84%	2.32%-2.89%	N/A
The weighted-average grant-date fair value of options granted during 2009 was $3.37 per share. The weighted-average grant-date fair value of options granted during 2008 was $5.31 per share. The Company did not grant any stock option awards through the Option Plans during the year ended December 31, 2007. There was $358,280 of unrecognized compensation cost related to unvested options awarded pursuant to the Option Plans as of December 31, 2009, which will be recognized over the remaining weighted-average vesting period of approximately two years. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was approximately $19,013, $306,000 and $2,347,000, respectively. As of December 31, 2009, the aggregate intrinsic value was $521,694 for both options outstanding and vested and exercisable.
The following table sets forth stock option activity for the Option Plans for the years ended December 31, 2009, 2008 and 2007:

	December 31, 2009		December 31, 2008		December 31, 2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Number of	Price	Number of	Price	Number of	Price
Shares Under Option	Shares	Per Share	Shares	Per Share	Shares	Per Share
Outstanding, beginning of year	185,950	$16.48	195,825	$15.69	333,200	$15.43
Granted	140,000	$14.70	20,000	$22.82	—	—
Exercised	(5,000)	$12.59	(29,875)	$15.58	(136,725)	$15.07
Forfeited	(6,000)	$14.47	—	—	(650)	$14.47

Outstanding, end of year	314,950	$15.76	185,950	$16.48	195,825	$15.69

Exercisable, end of year	159,950	$16.03	165,950	$15.71	193,325	$15.56

The weighted-average remaining contractual term as of December 31, 2009 for options outstanding and options vested and exercisable was 3.4 and 3.1 years, respectively. For the years ended December 31, 2009, 2008 and 2007, the Company received approximately $62,950, $466,000 and $2,060,000, respectively, in cash for the exercise of stock options granted under the Option Plans.
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
RSUs, as well as restricted shares, become vested and convertible into shares of common stock when the restrictions applicable to them lapse. In accordance with ASC 715, the fair value of nonvested shares is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of December 31, 2009, there was $2,041,123 of unrecognized compensation cost related to RSUs, which is expected to be recognized over a remaining weighted-average vesting period of two years. The total fair value of RSUs vested and converted to shares of common stock during the years ended December 31, 2009, 2008 and 2007 was $531,054, $603,076 and $492,092, respectively. As of December 31, 2009, the aggregate fair value was $4,317,336 for RSUs outstanding (vested and unvested) and $2,774,091 for nonvested RSUs.
The Company has settled annual Board of Directors fees, in part, through the issuance of DSUs. DSUs are vested immediately and are converted into shares of the Company’s common stock upon the departure of the grantee director. For the years ended December 31, 2009, 2008 and 2007, fees of $398,700, $262,500 and $227,500, respectively, have been settled by the grant of 26,192, 11,559 and 5,366 DSUs, respectively. The deferred share units outstanding at December 31, 2009 carried a total fair value of $1,119,409.
The following table sets forth activity for the LTIP as it relates to RSUs and DSUs for the years ended December 31, 2009, 2008 and 2007:

	December 31, 2009		December 31, 2008		December 31, 2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant		Grant		Grant
		Date Fair		Date Fair		Date Fair
	Number of	Value	Number of	Value	Number of	Value
RSUs and DSUs	Shares	Per Share	Shares	Per Share	Shares	Per Share
Nonvested, beginning of year	136,900	$27.14	133,200	$29.84	136,600	$26.10
Granted	68,692	$16.50	73,059	$22.42	51,365	$39.47
Vested	(92,300)	$22.48	(69,359)	$27.63	(54,765)	$29.52
Forfeited	—	—	—	—	—	—

Nonvested, end of year	113,292	$24.49	136,900	$27.14	133,200	$29.84

Performance share units have been awarded under the LTIP to the Company’s President and Chief Executive Officer. As discussed further under the caption “Executive Compensation Agreements,” the award is contingent upon the satisfaction of certain market conditions relating to the fair market value of the Company’s stock. Depending on the performance of the Company’s common stock for each of the years ended December 31, 2009, 2008 and 2007, an award may be issued up to 12,000 performance share units per year upon the achievement of certain predetermined share closing price requirements. The grant-date fair value for the years ended December 31, 2009, 2008 and 2007 was $166,857, $144,180 and $155,992, respectively. The fair value of the performance share award has been estimated as of the original grant-date using a Monte Carlo simulation assuming the following inputs.

	December 31, 2009	December 31, 2008	December 31, 2007

Expected volatility	79.6%	25.3%	25.3%
Expected dividends	1.67%	0.84%	0.84%
Expected term (in years)	3	2.7	2.7
Risk-free rate	0.37%	4.85%	4.85%
Pursuant to the completion of the 2007 and 2006 annual performance periods, the Company awarded 12,000 performance shares for each year, which vested on the second anniversary of the last day of the applicable performance period. The 2006 award was settled in the Company’s common stock on December 31, 2008 and the 2007 award was settled in the Company’s common stock on December 31, 2009. Since market conditions relating to the 2009 and 2008 performance period were not satisfied, the executive will not receive any performance shares for these periods.

On April 7, 2008, the Company entered into an award agreement, which became effective May 1, 2008 with members of the senior management team of MMO Agencies, an underwriting division of the Company. Included in the agreement are provisions pertaining to performance unit awards. In 2009, the Company and the MMO Agencies management team agreed to cancel the awards agreement. The Company did not record any expense in connection with those awards.
Unrestricted shares of the Company’s common stock have been granted pursuant to the LTIP. 9,750 shares were granted to certain directors and officers during 2007. The unrestricted stock awards settled compensation costs of $384,248 for the year ended December 31, 2007. There were no unrestricted stock awards granted during 2009 and 2008.
Other Plans:
Employee Stock Purchase Plan
The Company established the Employee Stock Purchase Plan (the “ESPP”) in 2004. The ESPP allows eligible employees of the Company and its designated affiliates to purchase, through payroll deductions, shares of common stock of the Company. The ESPP is designed to retain and motivate the employees of the Company and its designated affiliates by encouraging them to acquire ownership in the Company on a tax-favored basis. The price per common share sold under the ESPP is 85% (or more if the Board of Directors or the committee administering the plan so provides) of the closing price of the Company’s shares on the New York Stock Exchange on the day the Common Stock is offered. The Company has reserved 50,000 shares for issuance under the ESPP. There were no shares issued under the ESPP during any of the years ended December 31, 2009, 2008 and 2007.
Phantom Stock Plan
The Company established the NYMAGIC, INC. Phantom Stock Plan (the “PSP”) in 1999. The purpose of the PSP is to build and retain a capable and experienced long-term management team and to incentivize key personnel to promote the success of the Company. Each share of phantom stock granted under the PSP constitutes a right to receive the appreciation in the fair market value of one share of the Company’s stock in the equivalent cash value, as determined on the date of exercise of such share of phantom stock over the measurement value of such phantom shares. In 1999, 100,000 shares of phantom stock were granted to employees with a five-year vesting schedule. There have been no grants of phantom stock by the Company since 1999. There were 0, 4,000 and 3,500 shares exercised for the years ended December 31, 2009, 2008 and 2007, respectively. The Company recorded an expense (benefit) of $0, $7,800 and $(40,755) for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, there are no shares of phantom stock outstanding.
Executive Compensation Agreements:
The Company entered into a new employment agreement with A. George Kallop, the Company’s President and Chief Executive Officer, effective January 1, 2009 through December 31, 2010 (the “Kallop Employment Agreement”). Under his new employment agreement, Mr. Kallop is entitled to an annual base salary of $525,000 and a target annual incentive award of $393,750. Mr. Kallop also received two grants of 8,000 restricted share units, which vest on December 31, 2009 and December 31, 2010, respectively, provided that he continues to be employed by the Company on those dates; a long-term incentive award with maximum, target and threshold awards of 12,000, 6,000 and 3,000 performance units, respectively, in each of two one-year performance periods beginning on January 1, 2009 and January 1, 2010; and, a supplemental performance compensation award in the amount of 25,000 performance units. Under the long term incentive award, the number of performance units eligible to be earned for each of these two one-year performance periods is based on target increases in the market price of the Company’s common stock in the applicable performance period. The supplemental performance compensation award of 25,000 units is earned if there is a change in control of the Company as defined in the employment agreement. Mr. Kallop’s new employment agreement also includes provisions governing termination for death, disability, cause, without cause and change of control, which include a severance benefit of one year salary, pro rata annual incentive awards at target, and accelerated vesting of stock and performance unit grants in the event of his termination without cause prior to a change of control.
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

(16) Segment Information:
The Company’s subsidiaries include three domestic insurance companies and three domestic agencies. These subsidiaries underwrite commercial insurance in four major lines of business. The Company considers ocean marine, inland marine/fire, other liability and aircraft as appropriate segments for purposes of evaluating the Company’s overall performance; however, the Company has ceased writing any new policies covering aircraft risks subsequent to March 31, 2002. The Company in 2009, however, began underwriting general aviation insurance policies covering single engine non-commercial aircraft. There were no significant amounts written during the year.
The Company evaluates revenues and income or loss by the aforementioned segments. Revenues include premiums earned and commission income. Income or loss includes premiums earned and commission income less the sum of losses incurred and policy acquisition costs.
Investment income represents a material component of the Company’s revenues and income. The Company does not maintain its investment portfolio by segment because management does not consider revenues and income by segment as being derived from the investment portfolio. Accordingly, an allocation of identifiable assets, investment income and realized investment gains is not considered practicable. As such, other income, general and administrative expenses, interest expense and income taxes are also not considered by management for purposes of providing segment information. The financial information by segment is as follows:

	Year ended December 31,
	2009		2008		2007
	(in thousands)
		Income		Income		Income
Segments	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)

Ocean marine	$51,866	$26,440	$64,861	$29,712	$71,998	$29,141
Inland marine/Fire	5,733	2,522	5,714	(381)	7,016	1,084
Other liability	99,700	13,957	96,430	(7,493)	87,388	11,971
Aircraft	(68)	1,955	222	(3,239)	108	(3,225)

Subtotal	157,231	44,874	167,227	18,599	166,510	38,971

Net investment (loss) income	41,668	41,668	(63,503)	(63,503)	35,489	35,489
Total other-than-temporary impairments	(479)	(479)	(46,233)	(46,233)	(6,682)	(6,682)
Portion of loss recognized in OCI (before taxes)	—	—	—	—	—	—

Net impairment loss recognized in earnings	(479)	(479)	(46,233)	(46,233)	(6,682)	(6,682)
Net realized investment gains (losses)	15,733	15,733	(1,432)	(1,432)	(221)	(221)
Other income (loss), net	3,342	3,342	122	122	(4,659)	(4,659)
General and administrative expenses	—	(42,552)	—	(38,612)	—	(36,018)
Interest expense	—	(6,731)	—	(6,716)	—	(6,726)
Income tax benefit (expense)	—	(10,392)	—	33,440	—	(6,782)

Total	$217,495	$45,463	$56,181	$(104,335)	$190,437	$13,372

The Company’s gross written premiums cover risks in the following geographic locations:

	2009	2008	2007
	(in thousands)
United States	$201,060	$204,769	$216,417
Europe	7,341	3,096	5,659
Asia	2,575	1,161	1,751
Latin America	495	388	313
Other	2,109	7,840	4,248

Total Gross Written Premiums	$213,580	$217,254	$228,388

(17) Quarterly Financial Data (unaudited):
The quarterly financial data for 2009 and 2008 are as follows:

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2009	2009	2009	2009
	(in thousands, except per share data)
Total revenues	$46,270	$54,067	$56,942	$60,217
Income before income taxes	$4,567	$16,090	$15,955	$19,243
Net income	$3,478	$14,204	$14,575	$13,206

Basic earnings per share	$0.41	$1.69	$1.73	$1.57
Diluted earnings per share	$0.40	$1.65	$1.68	$1.53

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2008	2008	2008	2008
	(in thousands, except per share data)
Total revenues	$(300)	$48,981	$(13,953)	$21,453
Loss before income taxes	$(46,599)	$(8,750)	$(63,470)	$(18,955)
Net loss	$(29,748)	$(4,746)	$(50,074)	$(19,767)

Basic loss per share	$(3.42)	$(.55)	$(5.96)	$(2.36)
Diluted loss per share	$(3.42)	$(.55)	$(5.96)	$(2.36)
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
The Company entered into an investment management agreement with Mariner effective October 1, 2002, which was amended and restated on December 6, 2002. Under the terms of this agreement, Mariner manages the Company’s and its subsidiaries, New York Marine And General Insurance Company’s and Gotham Insurance Company’s investment portfolios. Fees to be paid to Mariner are based on a percentage of the investment portfolios as follows: .20% of liquid assets, .30% of fixed maturity investments and 1.25% of limited partnership (hedge fund) and equity security investments. Another of the Company’s subsidiaries, Southwest Marine and General Insurance Company, entered into an investment management agreement, the substantive terms of which are identical to those set forth above, with a subsidiary of Mariner, Mariner Investment Group, Inc. (“Mariner Group”) effective March 1, 2007. William J. Michaelcheck, a director of the Company, is the Chairman and the beneficial owner of a substantial number of shares of Mariner. A. George Kallop, President and Chief Executive Officer and a director of the Company, William D. Shaw, Jr., Vice Chairman and a director of the Company and George R. Trumbull, a director of the Company, are also associated with Mariner. Investment fees incurred under the agreements with Mariner and Mariner Group were $2,076,281, $2,894,022 and $2,951,404 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company entered into a consulting agreement on April 6, 2005 with William D. Shaw, Jr., Vice Chairman and a director of the Company (the “Shaw Consulting Agreement”), which was renewed through December 31, 2008, pursuant to which he provided certain consulting services to the Company relating to the Company’s asset management strategy including (i) participation in meetings with rating agencies; (ii) participation in meetings with research analysts; and (iii) participation in certain other investor relations services. For the year ended December 31, 2008, Mr. Shaw was paid $125,000 under this agreement, of which $25,000 relates to services performed in 2007. This compares to $75,000 paid under his consulting agreements during the year ended December 31, 2007. The Company may also pay Mr. Shaw a bonus up to a maximum of $100,000 at the discretion of the Human Resources Committee of the Company’s Board of Directors upon the recommendation of the Company’s Chairman. Mr. Shaw was not awarded a bonus in 2008 for services he provided in 2007. In April 2007, the Company awarded Mr. Shaw a $25,000 cash bonus and 1,000 shares of common stock with a fair value of $39,410 for services performed in 2006. The Company was also obligated to reimburse Mr. Shaw for all reasonable and necessary expenses incurred in connection with the services he provides under the Consulting Agreement. The Shaw Consulting Agreement terminated on December 31, 2008 and was not renewed for 2009.
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
On June 16, 2008, the Company entered into a consulting agreement with Mr. Trumbull, a member of the Company’s Board of Directors, (the “Trumbull Consulting Agreement”), which was made effective as of May 21, 2008. Pursuant to the terms of this agreement, Mr. Trumbull performs consulting services in the form of providing assistance to the Company’s Chairman of the Board of Directors as requested in connection with Board matters and to the President and Chief Executive Officer of the Company as he requested in connection with various issues arising in the Company’s operating and risk bearing subsidiaries. Mr. Trumbull’s compensation under the Trumbull Consulting Agreement was $100,000 per year, payable in four equal quarterly payments of $25,000 each, the first of which was paid on August 21, 2008. During 2009 and 2008, he was paid $50,000 for each year under the Trumbull Consulting Agreement. The Company is also obligated to reimburse Mr. Trumbull for all reasonable and necessary expenses incurred in connection with the services he provides under the Trumbull Consulting Agreement. The Trumbull Consulting Agreement is also subject to termination by Mr. Trumbull or the Company on 30 days prior notice. The Company may terminate the Trumbull Consulting Agreement at any time in the event Mr. Trumbull ceases to be a member of the Company’s Board of Directors. The agreement automatically terminates immediately upon the merger or consolidation of the Company into another corporation; the sale of all or substantially all of its assets; its dissolution and/or liquidation; or, the death of Mr. Trumbull. On June 9, 2009 the Company renewed the Trumbull Consulting Agreement for one year, with an effective date of May 21, 2009, but in lieu of cash compensation for his consulting services, the Company awarded Mr. Trumbull an option to purchase 10,000 shares of the Company’s common stock. The exercise price of the shares subject to the option is $15; the option vests on May 21, 2010 and expires on May 21, 2012.
On July 8, 2008, the Company entered into a three-year engagement agreement with Robert G. Simses, the Company’s Chairman of the Board of Directors (the “Simses Engagement Agreement”), effective May 21, 2008 through May 21, 2011. Under the terms of the Simses Engagement Agreement, Mr. Simses is entitled to an annual retainer, payable quarterly, beginning on August 21, 2008, of not less than $150,000, subject to review for increase at the discretion of the Human Resources Committee of the Board of Directors. During 2009, Mr. Simses was paid $150,000 under the Simses Engagement Agreement. Mr. Simses is also entitled to receive a grant of 30,000 restricted share units as of the effective date of the agreement. These shares vest ratably over the term of the agreement, beginning on May 21, 2009. The Simses Engagement Agreement also provides for reimbursement of reasonable expenses incurred in the performance of Mr. Simses’ duties, and includes provisions governing termination for death, disability, cause, without cause and change of control, which includes payment through the end of the term of the agreement and accelerated vesting of stock unit grants in the event of his termination without cause, for good cause or upon a change of control. At the conclusion of the first year of the Simses Engagement Agreement the Human Resources Committee of the Board of Directors of the Company reviewed its compensation component and determined not to modify its cash compensation component, but recommend to the Board of Directors that it award Mr. Simses an option to purchase 10,000 shares of the Company’s common stock, which it did effective May 21, 2009. The exercise price of the shares subject to the option is $15; the option vests on May 21, 2010 and expires on May 21, 2012.
On September 17, 2009, the Company entered into a Separation, Release and Consultancy Agreement with Mark W. Blackman, a director and former named executive officer of the Company who resigned from the Company on August 11, 2009 (the “Blackman Consulting Agreement”) pursuant to which Mr. Blackman will provide continuing services to the Company. The Blackman Consulting Agreement provides that Mr. Blackman’s resignation is effective as of August 11, 2009. Mr. Blackman received compensation of $50,000 in 2009. Mr. Blackman will receive $100,000 in 2010, with such fees to be paid bi-monthly.

The Company will pay Mr. Blackman an amount (expected to be approximately $18,375), equivalent to the contribution the Company would have made on his behalf to the Company’s Profit Sharing Plan & Trust had Mr. Blackman been employed with the Company on December 31, 2009, pro rated on the basis of his 2009 salary up to the time of his resignation and Mr. Blackman will not forfeit a then pending award of 16,000 Restricted Share Units under the Company’s Amended and Restated Long-Term Incentive Plan.
In 2003, the Company acquired a 100% interest in a limited partnership hedge fund, Mariner Tiptree (CDO) Fund I, L.P. (“Tiptree”), subsequently known as Tricadia CDO Fund, L.P. (“Tricadia”) and since June 2008 known as Altrion Capital, L.P. (“Altrion”). Altrion was originally established to invest in collateralized debt obligation (“CDO”) securities, commercial loan obligation (“CLO”) securities, credit related structured (“CRS”) securities and other structured products, as well as commercial loans, that are arranged, managed or advised by a Mariner affiliated company. See “Relationship with Mariner Partners, Inc.” Under the provisions of the limited partnership agreement, the Mariner affiliated company was entitled to 50% of the net profit realized upon the sale of certain collateralized debt obligations held by the Company. The investment in Altrion was previously consolidated in the Company’s financial statements. On August 18, 2006, the Company entered into an Amended and Restated Limited Partnership Agreement, effective August 1, 2006, with Tricadia Capital, LLC (“Tricadia Capital”), the general partner, and the limited partners named therein (the “Amended Agreement”), to amend and restate the existing Limited Partnership Agreement of Mariner Tiptree (CDO) Fund I, L.P. entered into in 2003 (the “Original Agreement”). The Amended Agreement changed the name of the partnership, amended and restated in its entirety the Original Agreement and provides for the continuation of the partnership under applicable law upon the terms and conditions of the Amended Agreement. The Amended Agreement, among other items, substantially changed the fee income structure, as well as provides for the potential conversion of limited partnership interests to equity interests. The fee income was changed in the Amended Agreement from 50% of the fee received by the investment manager in connection with the management of CDOs in Altrion to a percentage of fees equal to the pro-rata portion of the CDO equity interest held by Altrion, but in any event, no less than 12.5%. The Amended Agreement also provides for an additional CDO fee to be determined based upon the management fees earned by the investment manager. These changes resulted in a reduction in the variability of Altrion thereby lowering or decreasing its expected losses as well as represented a change in the entity’s governing documents or contractual arrangements that changed the characteristics of Altrion’s equity investment at risk. As a result of these substantive changes to the Original Agreement, the Company concluded that it is no longer the party most closely associated with Altrion and deconsolidated Altrion from its financial statements as of August 1, 2006 and has since included Altrion as a limited partnership investment at equity in the financial statements. In 2003, the Company made an investment of $11.0 million in Altrion. Additional investments of $4.65 million, $2.7 million and $6.25 million were made in 2004, in 2005 and on April 27, 2007, respectively. The Company was previously committed to providing an additional $15.4 million, or a total of approximately $40 million, in capital to Altrion by August 1, 2008. Altrion, however, waived its right to require the Company to contribute its additional capital commitment of $15.4 million and accordingly, the Company’s obligation to make such capital contribution has expired. The Company redeemed its remaining interest in Altrion effective December 31, 2009, resulting in the Company receiving approximately a $35 million direct investment in the Tiptree Financial L.P. (“Tiptree Financial”), $7.3 million in cash, $1.1 million in commercial loans and $118,000 in private equity. As of December 31, 2009 the majority of Tiptree Financial’s assets were invested in cash, fixed income, equity securities and commercial real estate.
Investment expenses incurred under this agreement at December 31, 2009, 2008 and 2007 amounted to $0, $844,387 and $(812,646), respectively, and were based upon the fair value of those securities held and sold for the years ended December 31, 2009, 2008 and 2007, respectively. The limited partnership agreement also provides for other fees payable to the manager based upon the operations of the hedge fund. There were no other fees incurred during the years ended December 31, 2009, 2008 and 2007.
Robert G. Simses, the Chairman of our Board of Directors, serves on the board of directors of Tiptree Financial, a limited partnership in which Tricadia Capital, which is associated with Mariner, is the general partner. Mr. Simses is not compensated for his service as a director of Tiptree Financial.
(19) Legal Proceedings:
In the context of ASC 450, the Company does not have any legal disclosure requirement.
The Company’s insurance subsidiaries, however, are subject to disputes, including litigation and arbitration, arising out of the ordinary course of business. The Company’s estimates of the costs of settling such matters are reflected in its reserves for losses and loss expenses, and the Company does not believe that the ultimate outcome of such matters will have a material adverse effect on its financial condition or results of operations.
(20) Subsequent Event:
The Company has evaluated events subsequent to December 31, 2009.
On March 12, 2010, A. George Kallop, the Company’s President and Chief Executive Officer, announced that he will resign as an employee, officer and director of the Company, effective April 2, 2010. Also on March 12, 2010, the Board of Directors appointed George R. Trumbull as Senior Executive Vice President of the Company. In addition, the Board of Directors resolved that Mr. Trumbull will become the President and Chief Executive Officer of the Company upon the effective time of Mr. Kallop’s resignation on April 2, 2010. Mr. Trumbull is a director of the Company and a former Chairman of the Board of Directors as well as a former Chief Executive Officer of the Company.

FINANCIAL STATEMENT SCHEDULES
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NYMAGIC, INC.
Balance Sheets
(Parent Company)

	December 31,	December 31,
	2009	2008

Assets:
Cash	$23,576,250	$10,851,532
Investments	39,957,950	43,380,057

Total cash and investments	63,534,200	54,231,589
Investment in subsidiaries	218,859,622	179,150,176
Due from subsidiaries	21,808,685	13,531,308
Premiums receivable	2,866,428	6,099,930
Receivable for investments disposed	—	2,620,394
Computer software	8,829,133	3,133,069
Other assets	3,527,786	7,753,800

Total assets	$319,425,854	$266,520,266

Liabilities:
Notes payable	$100,000,000	$100,000,000
Dividend payable	737,308	671,059
Other liabilities	2,678,914	1,776,445

Total liabilities	103,416,222	102,447,504

Shareholders’ equity:
Common stock	15,796,465	15,742,215
Paid-in capital	51,699,572	49,539,886
Accumulated other comprehensive (loss) income	(22,977,781)	(2,875,317)
Retained earnings	259,527,967	189,702,569
Treasury stock	(88,036,591)	(88,036,591)

Total shareholders’ equity	216,009,632	164,072,762

Total liabilities and shareholders’ equity	$319,425,854	$266,520,266

FINANCIAL STATEMENT SCHEDULES
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NYMAGIC, INC.
Statements of Operations
(Parent Company)

	Year ended December 31,
	2009	2008	2007
Revenues:
Cash dividends from subsidiaries	$10,850,000	$—	$15,745,000
Net investment and other (loss) income	12,996,620	(9,086,940)	12,241,488

Total Revenues	23,846,620	(9,086,940)	27,986,488

Expenses:
General and administrative expenses	4,103,745	5,206,095	6,023,143
Interest expense	6,729,918	6,715,354	6,701,711
Income tax (benefit) expense	1,332,101	(4,434,736)	453,140

Total Expenses	12,165,764	7,486,713	13,177,994

(Loss) income before equity income	11,680,856	(16,573,653)	14,808,494
Equity in undistributed (loss) earning of subsidiaries	33,782,427	(87,761,426)	(1,436,144)

Net (loss) income	$45,463,283	$(104,335,079)	$13,372,350

FINANCIAL STATEMENT SCHEDULES
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NYMAGIC, INC.
Statements of Cash Flows
(Parent Company)

	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$45,463,283	$(104,335,079)	$13,372,350

Adjustments to net income to cash provided by operating activities:
Equity in undistributed (earnings) loss of subsidiaries	(33,782,427)	87,761,426	1,436,144
Equity in loss (earnings) of limited partnerships	18,857,522	226,352	(9,032,711)
(Increase) decrease in due from subsidiaries	(8,277,377)	5,169,598	2,282,876
Decrease (increase) in premiums receivable	3,233,502	(6,099,930)	—
Decrease (increase) in other assets	4,226,014	(1,330,281)	634,200
Increase (decrease) in other liabilities	971,688	971,618	(863,124)

Net cash provided by (used in) operating activities	30,692,205	(17,636,296)	7,829,735

Cash flows from investing activities:
Net sale (purchase) of other investments	2,919,789	(1,811,776)	65,941,989
Limited partnerships (acquired) sold	(18,355,204)	12,971,623	(6,250,000)
Decrease (increase) in receivable for investments disposed	2,620,394	(2,620,394)	—
Acquisition of computer software	(5,696,064)	(3,133,069)	—
Investment in subsidiary	—	(32,500,000)	—

Net cash (used in) provided by investing activities	(18,511,085)	(27,093,616)	59,691,989

Cash flows in financing activities:
Proceeds from stock issuance and other	2,213,936	2,296,996	5,259,390
Cash dividends paid to stockholders	(1,670,338)	(2,747,795)	(2,852,228)
Net purchase of treasury stock	—	(7,653,602)	(7,121,988)
(Decrease) increase in payable for treasury stock purchased	—	(1,911,187)	1,911,187

Net cash provided by (used in) financing activities	543,598	(10,015,588)	(2,803,639)

Net increase (decrease) in cash	12,724,718	(54,745,500)	64,718,085

Cash at beginning of period	10,851,532	65,597,032	878,947

Cash at end of period	$23,576,250	$10,851,532	$65,597,032

The condensed financial information of NYMAGIC, INC. for the years ended December 31, 2009, 2008 and 2007 should be read in conjunction with the consolidated financial statements of NYMAGIC, INC. and subsidiaries and notes thereto.

NYMAGIC, INC.
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
(In thousands)

	Column A	Column B	Column C	Column D	Column E	Column F
					OTHER
			FUTURE POLICY		POLICY
		DEFERRED	BENEFITS,		CLAIMS
		POLICY	LOSSES		AND
		ACQUISITION	CLAIMS AND	UNEARNED	BENEFITS	PREMIUM
	SEGMENTS	COST	LOSS EXPENSES	PREMIUMS	PAYABLE	REVENUE
		(caption 7)	(caption 13-a-1)	(caption 13-a-2)	(caption 13-a-3)	(caption 1)
2009	Ocean marine	$3,733	$145,064	$26,652		$51,682
	Inland marine/Fire	528	19,254	8,492		5,733
	Other liability	12,177	272,554	54,314		99,624
	Aircraft	—	118,614	—		(68)

	Total	$16,438	$555,486	$89,458	$—	$156,971

2008	Ocean marine	$3,948	$169,478	$27,966		$64,713
	Inland marine/Fire	227	21,057	6,396		5,710
	Other liability	10,489	239,026	49,002		96,428
	Aircraft	—	119,189	—		222

	Total	$14,664	$548,750	$83,364	$—	$167,073

2007	Ocean marine	$5,370	$197,511	$34,985		$71,637
	Inland marine/Fire	521	22,693	8,512		6,978
	Other liability	9,099	211,182	44,080		87,373
	Aircraft	—	125,149	—		108

	Total	$14,990	$556,535	$87,577	$—	$166,096

	Column A	Column G	Column H	Column I	Column J	Column K
			BENEFITS,
			CLAIMS,	AMORTIZATION
		NET	LOSSES	OF DEFERRED
		INVESTMENT	AND	POLICY	OTHER
		(LOSS)	SETTLEMENT	ACQUISITION	OPERATING	PREMIUMS
	SEGMENTS	INCOME	EXPENSES	COSTS	EXPENSES	WRITTEN
		(caption 2)	(caption 4)
2009	Ocean marine		$14,738	$10,688		$49,885
	Inland marine/Fire		2,381	830		7,045
	Other liability		60,421	25,322		105,785
	Aircraft		(2,036)	13		(68)

	Total	$41,668	$75,504	$36,853	$42,552	$162,647

2008	Ocean marine		$21,823	$13,326		$59,200
	Inland marine/Fire		5,096	999		4,538
	Other liability		79,583	24,340		101,424
	Aircraft		3,456	5		222

	Total	$(63,503)	$109,958	$38,670	$38,612	$165,384

2007	Ocean marine		$27,723	$15,134		$68,192
	Inland marine/Fire		4,810	1,122		6,935
	Other liability		53,988	21,429		92,618
	Aircraft		3,323	10		108

	Total	$35,489	$89,844	$37,695	$36,018	$167,853

NYMAGIC, INC.
SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
	Balance at			Balance at
	Beginning			Close of
DESCRIPTION	of period	Additions	Deductions	Period

December 31, 2009 Allowance for doubtful accounts	$21,683,114	$1,366,479	$(5,173,502)	$17,876,091
December 31, 2008 Allowance for doubtful accounts	$14,366,923	$15,647,193	$(8,331,002)	$21,683,114
December 31, 2007 Allowance for doubtful accounts	$14,151,028	$3,679,854	$(3,463,959)	$14,366,923
The allowance for doubtful accounts on reinsurance receivables amounted to $17,576,091, $21,383,114 and $14,066,923 at December 31, 2009, December 31, 2008 and December 31, 2007, respectively. The allowance for doubtful accounts on premiums and other receivables amounted to $300,000 for each of the years ended December 31, 2009, December 31, 2008 and December 31, 2007.

NYMAGIC, INC.
SCHEDULE VI — SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

(In thousands)
		RESERVE FOR
	DEFERRED	UNPAID
AFFILIATION	POLICY	CLAIMS		UNEARNED	NET	NET
WITH	ACQUISITION	AND CLAIMS		PREMIUM	EARNED	INVESTMENT
REGISTRANT	COSTS	EXPENSES	DISCOUNT	RESERVE	PREMIUMS	(LOSS) INCOME
DECEMBER 31, 2009 CONSOLIDATED SUBSIDIARIES	$16,438	$555,486	$—	$89,458	$156,971	$32,025
DECEMBER 31, 2008 CONSOLIDATED SUBSIDIARIES	$14,664	$548,750	$—	$83,364	$167,073	$(56,106)
DECEMBER 31, 2007 CONSOLIDATED SUBSIDIARIES	$14,990	$556,535	$—	$87,577	$166,096	$22,852

	CLAIMS AND CLAIMS		AMORTIZATION
	EXPENSES INCURRED		OF DEFERRED
AFFILIATION	RELATED TO		POLICY	PAID CLAIMS	NET
WITH	CURRENT	PRIOR	ACQUISITION	AND CLAIMS	PREMIUMS
REGISTRANT	YEAR	YEARS	COSTS	EXPENSES	WRITTEN
DECEMBER 31, 2009 CONSOLIDATED SUBSIDIARIES	$95,494	$(19,990)	$36,853	$59,939	$162,647
DECEMBER 31, 2008 CONSOLIDATED SUBSIDIARIES	$107,276	$2,683	$38,670	$81,521	$165,384
DECEMBER 31, 2007 CONSOLIDATED SUBSIDIARIES	$103,664	$(13,820)	$37,695	$76,380	$167,853