Form 10-Q
period 2010-03-31
NYMAGIC INC
filed 2010-05-10
CIK 847431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2010

Common Stock, $1.00 par value per share	8,499,513 shares

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

NYMAGIC, INC.
INDEX

Item 1. Financial Statements
NYMAGIC, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Investments:
Fixed maturities:
Held to maturity at amortized cost (fair value $56,505,313 and $59,327,813)	$55,145,340	$56,589,704
Available for sale at fair value (amortized cost $328,871,967 and $385,378,334)	328,588,469	386,519,408
Equity securities — available for sale at fair value (cost $117,968 and $117,968)	117,968	117,968
Commercial loans at fair value (amortized cost $6,083,738 and $7,738,677)	3,324,857	5,001,118
Limited partnerships at equity (cost $168,865,068 and $127,379,526)	197,375,017	151,891,838
Short-term investments	8,888,718	8,788,718
Cash and cash equivalents	68,791,421	66,755,909

Total cash and investments	662,231,790	675,664,663

Accrued investment income	1,507,605	3,365,535
Premiums and other receivables, net	34,675,333	24,753,976
Receivable for investments disposed	130,618	4,221,356
Reinsurance receivables on unpaid losses, net	190,456,678	205,077,080
Reinsurance receivables on paid losses, net	33,511,259	13,116,607
Deferred policy acquisition costs	20,915,250	16,438,088
Prepaid reinsurance premiums	19,748,443	19,643,170
Deferred income taxes	27,369,535	29,251,550
Property, improvements and equipment, net	14,250,778	14,602,141
Other assets	7,189,367	4,074,424

Total assets	$1,011,986,656	$1,010,208,590

LIABILITIES
Unpaid losses and loss adjustment expenses	$530,583,692	$555,485,502
Reserve for unearned premiums	105,990,771	89,458,244
Ceded reinsurance payable	15,433,360	13,580,535
Notes payable	100,000,000	100,000,000
Dividends payable	1,111,967	737,308
Other liabilities	35,926,144	34,937,369

Total liabilities	789,045,934	794,198,958

SHAREHOLDERS’ EQUITY
Common stock	15,825,490	15,796,465
Paid-in capital	52,831,825	51,699,572
Accumulated other comprehensive loss	(23,172,013)	(22,977,781)
Retained earnings	265,492,011	259,527,967

	310,977,313	304,046,223
Treasury stock, at cost, 7,333,977 shares	(88,036,591)	(88,036,591)

Total shareholders’ equity	222,940,722	216,009,632

Total liabilities and shareholders’ equity	$1,011,986,656	$1,010,208,590

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended March 31,
	2010	2009
Revenues:
Net premiums earned	$43,705,367	$40,129,597
Net investment income	7,045,198	6,551,912
Net realized investment gains (losses)	1,823,802	(416,698)

Total other-than-temporary impairments	(300,199)	—
Portion of loss recognized in OCI (before taxes)	—	—

Net impairment loss recognized in earnings	(300,199)	—

Commission and other income	4,151	5,198

Total revenues	52,278,319	46,270,009

Expenses:
Net losses and loss adjustment expenses incurred	23,537,262	20,682,328
Policy acquisition expenses	10,232,641	9,296,480
General and administrative expenses	11,271,862	10,044,249
Interest expense	1,683,939	1,680,213

Total expenses	46,725,704	41,703,270

Income before income taxes	5,552,615	4,566,739
Income tax provision:
Current	(3,280,838)	(786,715)
Deferred	1,986,601	1,875,451

Total income tax (benefit) expense	(1,294,237)	1,088,736

Net income	$6,846,852	$3,478,003

Weighted average number of shares of common stock outstanding-basic	8,472,555	8,411,121

Basic earnings per share	$.81	$.41

Weighted average number of shares of common stock outstanding-diluted	8,748,918	8,590,238

Diluted earnings per share	$.78	$.40

Dividends declared per share	$.10	$.04

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,
	2010	2009
Cash flows (used in) provided by operating activities:
Net income	$6,846,852	$3,478,003
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for deferred taxes	1,986,601	1,875,450
Net realized investment (gain) loss	(1,823,802)	416,698
Net impairment loss recognized in earnings	300,199	—
Equity in (earnings) loss of limited partnerships	(4,175,564)	(1,212,026)
Net amortization from bonds and commercial loans	(42,467)	80,034
Depreciation and other, net	209,543	293,149
Trading portfolio activities	—	15,974,640
Commercial loan activities	1,688,243	107,619
Changes in:
Premiums and other receivables	(9,921,357)	(11,161,023)
Reinsurance receivables paid and unpaid, net	(5,774,250)	4,131,749
Ceded reinsurance payable	1,852,825	3,488,531
Accrued investment income	1,857,930	2,323,640
Deferred policy acquisition costs	(4,477,162)	(3,814,805)
Prepaid reinsurance premiums	(105,273)	(3,129,611)
Other assets	(3,114,943)	(997,649)
Unpaid losses and loss adjustment expenses	(24,901,810)	3,699,573
Reserve for unearned premiums	16,532,527	16,014,989
Other liabilities	988,775	763,785

Total adjustments	(28,919,985)	28,854,743

Net cash (used in) provided by operating activities	(22,073,133)	32,332,746

Cash flows provided by (used in) investing activities:
Held to maturity fixed maturities matured, repaid and redeemed	2,591,989	1,428,122
Available for sale fixed maturities acquired	(345,751,245)	(152,809,442)
Available for sale fixed maturities sold	403,789,832	95,147,313
Capital contributed to limited partnerships	(44,323,966)	—
Distributions and redemptions from limited partnerships	3,016,348	10,486,447
Net purchase of short-term investments	(100,000)	(35,669,356)
Receivable for investments disposed and not yet settled	4,090,738	15,171,004
Acquisition of property & equipment, net	141,820	(1,306,254)

Net cash provided by (used in) investing activities	23,455,516	(67,552,166)

Cash flows provided by (used in) from financing activities:
Proceeds from stock issuance and other	1,161,278	450,230
Cash dividends paid to stockholders	(508,149)	(671,059)

Net cash provided by (used in) financing activities	653,129	(220,829)

Net increase (decrease) in cash	2,035,512	(35,440,249)
Cash and cash equivalents at beginning of period	66,755,909	75,672,102

Cash and cash equivalents at end of period	$68,791,421	$40,231,853

Supplemental disclosures:
Interest paid	$3,250,000	$3,250,031
Net federal income tax paid	$894,958	$—
The accompanying notes are an integral part of these consolidated financial statements.

(1) Basis of Presentation and Accounting Policies
Basis of presentation
The interim consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) and are unaudited. In the opinion of management, all material adjustments necessary for a fair presentation of results have been reflected for such periods. Adjustments to financial statements consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
Adoption of new accounting pronouncements
In June 2009, the FASB issued ASC 860, Transfers and Servicing (“ASC 860”). ASC 860 amends the derecognition guidance in Statement 140 and eliminates the concept of qualifying special-purpose entities (“QSPEs”). ACS 860 is effective for fiscal years and interim periods beginning after November 15, 2009. Early adoption of ASC 860 was prohibited. The Company adopted ASC 860 during the first quarter of 2010 and the adoption did not have an effect on its results of operations, financial position or liquidity.
In June 2009, the FASB issued ASC 810, (“ASC 810”), which amends the consolidation guidance applicable to variable interest entities (“VIE”). An entity would consolidate a VIE, as the primary beneficiary, when the entity has both of the following characteristics: (a) The power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) The obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE is required. ASC 810 amends interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE. This Statement is effective for fiscal years and interim periods beginning after November 15, 2009. The Company adopted ASC 810 during the first quarter of 2010 and the adoption did not have an effect on its results of operations, financial position or liquidity.
Future adoption of new accounting pronouncements
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 is an amendment of ASC 820, Fair Value Measurements and Disclosures. ASU 2010-06 provides additional disclosures for transfers in and out of the Levels I and II and for activity in Level III as well as clarifying certain existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques. The final amendments to ASU 2010-06 were effective for annual and interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis. That requirement will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted ASU 2010-06 during the first quarter of 2010 and the adoption did not have an effect on its results of operations, financial position or liquidity. The portion of ASU 2010-06 that has not yet been adopted are not expected to have a material impact on our Company’s financial position, cash flows or results of operations.

(2) Investments:
A summary of the Company’s investment portfolio components at March 31,2010 and December 31, 2009 is presented below:

	March 31, 2010	Percent	December 31, 2009	Percent

Fixed maturities held to maturity (amortized cost):
Residential mortgage-backed securities	$55,145,340	8.33%	$56,589,704	8.37%

Total fixed maturities held to maturity	$55,145,340	8.33%	$56,589,704	8.37%

Fixed maturities available for sale (fair value):
U.S. Treasury securities	$327,770,212	49.50%	$385,715,035	57.09%
Municipal obligations	818,257	0.12%	804,373	0.12%

Total fixed maturities available for sale	$328,588,469	49.62%	$386,519,408	57.21%

Total fixed maturities	$383,733,809	57.95%	$443,109,112	65.58%

Equity securities trading (fair value):
Common stock	$117,968	0.02%	$117,968	0.02%

Total equity securities	$117,968	0.02%	$117,968	0.02%

Cash, cash equivalents and short-term investments	77,680,139	11.73%	75,544,627	11.18%

Total fixed maturities, equity securities, cash, cash equivalents and short-term investments	$461,531,916	69.70%	$518,771,707	76.78%

Commercial loans (fair value)	3,324,857	0.50%	5,001,118	0.74%
Limited partnership hedge funds (equity)	197,375,017	29.80%	151,891,838	22.48%

Total investment portfolio	$662,231,790	100.00%	$675,664,663	100.00%

As of March 31, 2010, 90.5% of the carrying value of the Company’s fixed income and short-term investment portfolios were considered investment grade by S&P.
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

Details of the residential mortgage-backed securities portfolio as of March 31, 2010, including publicly available qualitative information, are presented below:

				Weighted
				Average	Average
				Loan to	FICO	D60+	Credit	S&P	Moody’s
Security				Value %	Credit	Delinquency	Support	Rating	Rating
description	Issue date	Amortized cost	Fair value	(1)	Score (2)	Rate (3)	Level (4)	(5)	(5)
AHMA 2006-3	7/2006	$10,858,563	$9,761,310	85.0	705	37.8	38.5	AA	Caa1
CWALT 2005-69	11/2005	7,009,470	6,547,764	81.3	698	52.6	48.2	CCC	Ba3
CWALT 2005-76	12/2005	6,892,460	6,709,498	81.9	700	54.7	48.7	CCC	B2
RALI 2005-QO3	10/2005	7,362,919	6,206,361	80.6	703	46.7	42.4	B-	B1
WaMu 2005-AR17	12/2005	6,022,377	6,931,329	73.6	715	30.0	50.0	AAA	A1
WaMu 2006-AR9	7/2006	8,296,483	10,065,532	74.5	731	32.6	23.9	B	Ba1
WaMu 2006-AR13	9/2006	8,703,068	10,283,519	75.6	728	33.4	24.8	CCC	B3

		$55,145,340	$56,505,313

(1)	The dollar-weighted average amortized loan-to-original value of the underlying loans at April 25, 2010.

(2)	Average FICO at origination of remaining borrowers in the loan pool at April 25, 2010.

(3)	The percentage of the current outstanding principal balance that is more than 60 days delinquent as of April 25, 2010. This includes loans that are in foreclosure and real estate owned.

(4)	The current credit support provided by subordinate ranking tranches within the overall security structure at April 25, 2010.

(5)	Ratings as of April 25, 2010.
The Company’s cash flow analysis for each of these securities attempts to estimate the likelihood of any future impairment. While the Company does not believe there are any OTTI currently, future estimates may change depending upon the actual performance statistics reported for each security to the Company. This may result in future charges based upon revised estimates for delinquency rates, severity rates or prepayment patterns. These changes in estimates may be material. These securities are collateralized by pools of “Alt-A” mortgages, and receive priority payments from these pools. The Company’s securities rank senior to subordinated tranches of debt collateralized by each respective pool of mortgages. The Company has collected all applicable interest and principal repayments on such securities to date. As of April 25, 2010, the levels of subordination ranged from 24% to 50% of the total debt outstanding for each pool. Delinquencies within the underlying mortgage pools ranged from 30% to 55% of total amounts outstanding. For comparison purposes, as of April 25, 2009, delinquencies ranged from 22% to 45%, while subordination levels ranged from 27% to 52%. Delinquency rates are not the same as severity rates, or actual loss, but are an indication of the potential for losses of some degree in future periods.
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

As of March 31, 2010, there was variance in RMBS securities prices from different pricing sources. Management also determined that the few trades of RMBS were not consistent with the prices received and analysis performed at quarter end. This confirmed management’s previously established view that the market is dislocated and illiquid. Accordingly, the Company determined fair value using a matrix pricing analysis.
The Company used a weighted pricing matrix to determine fair value. The pricing matrix was based on risk profile and qualitative and quantitative data for similar vintage RMBS that had recently established prices. The securities were evaluated in each of the following 10 categories: super senior, sector, collateral, current S&P rating, current credit support, 3 month conditional default rate, 3 month voluntary prepayment, 1 month loss severity, 60+ delinquencies, and FICO score. The price for each RMBS was based upon the prices of those RMBS securities that had the most similar underlying characteristics to the Company’s RMBS portfolio.
There are government sponsored programs that may affect the performance of the Company’s RMBS. The Company is uncertain as to the impact, if any, these programs will have on the fair value of the Company’s RMBS. The fair value of such securities at March 31, 2010 was approximately $56.5 million.
The gross unrealized gains and losses on fixed maturities held to maturity and available for sale at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010
		OTTI	Amortized	Gross	Gross
	Amortized	Recognized	Cost after	Unrealized	Unrealized	Fair
	Cost	In OCI (a)	OTTI	Gains	Losses	Value
RMBS	$90,511,091	$(35,365,751)	$55,145,340	$4,258,452	$(2,898,479)	$56,505,313
U.S. Treasury securities available for sale	328,131,622	—	328,131,622	262,219	(623,630)	327,770,212
Municipal obligations available for sale	740,345	—	740,345	77,913	—	818,257

Totals	$419,383,058	$(35,365,751)	$384,017,307	$4,598,584	$(3,522,109)	$385,093,782

	December 31, 2009
		OTTI	Amortized	Gross	Gross
	Amortized	Recognized	Cost after	Unrealized	Unrealized	Fair
	Cost	In OCI (a)	OTTI	Gains	Losses	Value
RMBS	$93,081,210	$(36,491,506)	$56,589,704	$5,077,950	$(2,339,841)	$59,327,813
U.S. Treasury securities available for sale	384,638,048	—	384,638,048	1,317,809	(240,822)	385,715,035
Municipal obligations available for sale	740,286	—	740,286	64,087	—	804,373

Totals	$478,459,544	$(36,491,506)	$441,968,038	$6,459,846	$(2,580,663)	$445,847,221

(a)	Effective April 1, 2009, the Company adopted a new accounting standard resulting in a reclassification in the amount of $40.1 million of non-credit investment impairment losses previously recognized on the Company’s RMBS holdings that are currently being held to maturity. These securities are categorized as non-credit based on the Company’s impairment analysis. The Company is accreting from OCI to the amortized cost of the RMBS over their remaining life in a prospective manner on the basis of the amount and timing of future cash flows. The amount of the accretion was $1.1 million for the three months ended March 31, 2010. The amount of accretion for the period April 1, 2009 to December 31, 2009 was $3.7 million.

Net investment income from each major category of investments for the periods indicated is as follows:

	(in millions)
	Three months ended March 31,
	2010	2009
Fixed maturities held to maturity	$0.3	$0.6
Fixed maturities available for sale	2.5	2.0
Trading securities	—	3.1
Commercial loans	0.1	0.1
Equity in earnings of limited partnerships	4.7	1.2
Short-term investments	—	0.2

Total investment income	7.6	7.2
Investment expenses	(0.6)	(0.6)

Net investment income	$7.0	$6.6

Details related to investment income (loss) from commercial loans and trading activities presented in the preceding table are as follows:

	(in millions)
	Three months ended March 31,
	2010	2009
Interest and dividends earned	$0.1	$0.5
Net realized losses	—	(0.3)
Net unrealized depreciation	—	3.0

Total investment income from commercial loans and trading activities	$0.1	$3.2

The following tables summarize all fixed maturity securities in an unrealized loss position at March 31, 2010 and December 31, 2009, disclosing the aggregate fair value and gross unrealized loss for less than as well as more than 12 months:

	2010
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss (1)	Value	Loss (1)

Residential mortgage-backed securities held to maturity	$—	$—	$56,505,313	$(34,005,778)	$56,505,313	$(34,005,778)
U.S. Treasury Securities	178,013,705	(623,630)	—	—	178,013,705	(623,630)

Total temporarily impaired securities	$178,013,705	(623,630)	$56,505,313	$(34,005,778)	$234,519,018	$(34,629,408)

	2009
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss (1)	Value	Loss (1)

Residential mortgage-backed securities held to maturity	$—	$—	$59,327,813	$(33,753,397)	$59,327,813	$(33,753,397)
U.S. Treasury Securities	198,588,058	(240,822)	—	—	198,588,058	(240,822)

Total temporarily impaired securities	$198,588,058	(240,822)	$59,327,813	$(33,753,397)	$257,915,871	$(33,994,219)

At March 31, 2010, the Company was holding eight fixed maturity securities that were in an unrealized loss position. The Company believes these unrealized losses are temporary, as they resulted from changes in market conditions, including interest rates or sector spreads, and are not considered to be credit risk related. The Company does not intend to sell nor does it expect to be required to sell the securities outlined above.
The amortized cost and fair value of debt securities that are not included in the Company’s Commercial Loans portfolio at March 31, 2010 are shown below by contractual maturity. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in one year or less	$6,377,768	$6,513,985
Due after one year through five years	125,625,295	125,750,027
Due after five years through ten years	481,619	528,495
Due after ten years	196,387,285	195,795,962

Subtotal	328,871,967	328,588,469

Residential mortgage-backed securities	55,145,340	56,505,313

Totals	$384,017,307	$385,093,782

The components for net realized gains (losses) for the three months ended March 31, 2010 and 2009 are as follows:

	Three months ended March 31,
	2010	2009

Realized gains (losses) on investments before impairments:
Fixed maturities gains	$1,840,671	$1,331,388
Fixed maturities losses	(16,869)	(1,610,475)
Short-term investments	—	(137,611)

Net realized investment gains (losses) before impairments	1,823,802	(416,698)

Fixed maturities impairments	(300,199)	—

Net realized investment gains (losses) after impairments	$1,523,603	$(416,698)

Proceeds from redemptions in investments held to maturity or disposals of fixed income investments available for sale for the three months ended March 31, 2010 and 2009 were $406,381,821 and $96,575,435, respectively.
The OTTI of $300,199 recognized for the three months ended March 31, 2010 resulted from the Company’s intention to sell certain U.S. Treasury securities under circumstances in which those securities are not expected to recover their entire amortized cost prior to sale.
The Company maintains a portfolio of municipal bonds that has an average S&P rating of AAA. The average S&P rating includes certain municipal bonds that carry the benefit of insurance that provides credit enhancement. Excluding the benefit of this credit enhancement, the portfolio of municipal bonds has an average underlying S&P rating of A. The Company purchases municipal bonds with the intent to rely upon the underlying credit rating of the security exclusive of the credit enhancement provided by any financial guarantor.

The following table lists the financial guarantors, as well as the average S&P ratings and the average underlying S&P ratings, excluding the impact of credit enhancement, of the guaranteed municipal bonds in our investment portfolio in which there are a total of two municipal securities with a fair value of approximately $818,000 containing credit enhancements. The Company does not have any investments directly in the following financial guarantors.

	Fair	Average	Average
	Value	S&P	Underlying
Financial Guarantors	(in millions)	Rating	Rating

Financial Guaranty Insurance Company	0.3	AAA	AAA
Assured Guaranty Municipal Corporation	0.5	AAA	BBB-

Total	$0.8

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
Level 2 —Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets, non-binding quotes in markets that are not active for identical or similar assets and other market observable inputs (e.g., interest rates, yield curves, prepayment speeds, default rates loss severities, etc.).
The Company’s Level 2 assets include municipal debt obligations.
The Company generally obtains valuations from third party pricing services and/or security dealers for identical or comparable assets or liabilities by obtaining non-binding broker quotes (when pricing service information is not available) in order to determine an estimate of fair value. The Company bases all of its estimates of fair value for assets on the bid price as it represents what a third party market participant would be willing to pay in an arm’s length transaction. Prices from pricing services are validated by the Company through comparison to prices from corroborating sources and are validated by back testing to trade data to confirm that the pricing service’s significant inputs are observable. Under certain conditions, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity or that significant inputs are not observable, in which case it may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. In such cases, those valuations would be generally classified as Level 3. Generally, the Company utilizes an independent pricing service to price its municipal debt obligations. Currently, these securities are exhibiting low trade volume. The Company considers such investments to be in the Level 2 category.

Level 3 —Fair value is based on at least one or more significant unobservable inputs that are supported by little or no market activity for the asset. These inputs reflect the Company’s understanding about the assumptions market participants would use in pricing the asset or liability.
The Company’s Level 3 assets include its RMBS, commercial loans and common stocks as they are illiquid and trade in inactive markets. These markets are considered inactive as a result of the low level of trades of such investments. The RMBS investments are not considered within the Level 3 tabular disclosure, because they have been transferred to “held to maturity” category effective October 1, 2008. Held to maturity investments are not measured at fair value on a recurring basis and as such do not fall within the scope of ASC 820. See Note 2, “Investments” for a complete discussion regarding the Company’s RMBS portfolio.
The primary pricing sources for the Company’s commercial loan and common stock portfolios are reviewed for reasonableness, based on the Company’s understanding of the respective market. Prices may then be determined using valuation methodologies such as discounted cash flow models, as well as matrix pricing analyses performed on non-binding quotes from brokers or other market-makers. As of March 31, 2010, the Company did not utilize an alternate valuation methodology for its commercial loan or common stock portfolios.
The following are the major categories of assets measured at fair value on a recurring basis for the period ended March 31, 2010, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1:
	Quoted
	Prices in	Level 2:
	Active	Significant	Level 3:
	Markets for	Other	Significant	Total at
	Identical	Observable	Unobservable	March 31,
	Assets	Inputs	Inputs	2010

Fixed maturities available for sale	$327,770,212	$818,257	$—	$328,588,469
Commercial loans	—	—	3,324,857	3,324,857
Common stock	—	—	117,968	117,968

Total	$327,770,212	$818,257	$3,442,825	$332,031,294

The investments classified as Level 3 in the above table consist of commercial loans, for which the Company has determined that quoted market prices of similar investments are not determinative of fair value. Since the broker quotes do not reflect current market information from actual transactions, the Company has elected to deviate from quoted prices using a matrix pricing analysis. The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs during the three months ended March 31, 2010.

	Three months ended March 31, 2010
	Commercial	Common
	Loans	Stocks	Total
Beginning balance	$5,001,118	$117,968	$5,119,086

Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	4,454	—	4,454
Included in other comprehensive income	—	—	—

Purchases, sales, maturities, repayments, redemptions and amortization	(1,680,715)	—	(1,680,715)

Transfers from Level 3	—	—	—
Transfers to Level 3	—	—	—

Ending balance	$3,324,857	$117,968	$3,442,825

Management believes that the use of the fair value option to record commercial loan purchases is consistent with its objective for such investments. As such, the entire commercial loan portfolio, consisting of three securities, of $3.3 million at March 31, 2010 was recorded at fair value. All loans are current with respect to interest payments. The Company also has two small common stock positions at March 31, 2010, which were recorded at cost as management deems it an approximation of fair value.
(4) Income Taxes:
The Company files tax returns subject to the tax regulations of federal, state and local tax authorities. A tax benefit taken in the tax return but not in the financial statements is known as an “unrecognized tax benefit.” The Company had no unrecognized tax benefits at either March 31, 2010 or March 31, 2009. The Company’s policy is to record interest and penalties related to unrecognized tax benefits to income tax expense. The Company did not incur any interest or penalties related to unrecognized tax benefits for each of the three months ended March 31, 2010 and March 31, 2009.
At March 31, 2010, state net operating losses that can be carried forward are $12,166,751 and realized capital losses that can be carried forward are $12,339,197. The range of years in which the state NOL carryforwards, which are primarily in the State of New York, can be carried forward against future tax liabilities is from 2010 to 2029. The range of years in which the federal capital loss carryforwards can be carried forward is from 2010 to 2014. The estimate for capital losses may differ from the actual amount ultimately filed in the Company’s tax return.
As of March 31, 2010, the Company has recorded a valuation allowance of $8,078,395 with respect to the uncertainty in the realization of capital loss carryforwards. The Company considered various tax planning strategies to support the recoverability of existing deferred income taxes for capital loss carryforwards. This included an analysis of the timing and availability of unrealized positions in the fixed income maturity portfolio. The Company recorded tax benefits of $3,240,915 for the three months ended March 31, 2010, primarily as a result of the reversal of the deferred tax valuation allowance previously provided for capital losses that are now considered ordinary. There were no tax benefits recorded from the reversal of the deferred tax valuation during the first quarter of 2009. Management believes the deferred tax asset, net of the recorded valuation allowance account, as of December 31, 2009 will more-likely-than-not be fully realized.
(5) Comprehensive Income
The Company’s comparative comprehensive income is as follows:

	Three months ended March 31,
	2010	2009
	(in thousands)
Net income	$6,847	$3,478
Other comprehensive (loss) income, net of deferred taxes:
Unrealized holding gains on securities, net of deferred tax (benefit) expense of $(2,161) and $1,733	2,260	3,219
Accretion of noncredit portion of impairment on held-to-maturity, net of deferred tax expense of $394 and $0	732	—
Less : reclassification adjustment for gains (losses) realized in net income, net of tax benefit of $(1,663) and $(146)	3,486	(271)
Less : reclassification adjustment for impairment (losses) recognized in net income, net of tax (benefit) of $0 and $0	(300)	—

Other comprehensive (loss) income	(194)	3,490

Comprehensive income	$6,653	$6,968

(6) Common Stock Repurchase Plan:
Under the Common Stock Repurchase Plan, the Company may purchase up to $75 million of the Company’s issued and outstanding shares of common stock on the open market. There were no repurchases of the Company’s common stock during the first three months of 2010 or 2009.

(7) Earnings per share:
Reconciliations of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for each of the periods reported herein are presented below:

	Three months ended March 31,
	2010			2009
		Weighted			Weighted
		Average			Average
	Net	Shares		Net	Shares
	Income	Outstanding	Per	Income	Outstanding	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
	(In thousands, except for per share data)
Basic EPS	$6,847	8,428	$.81	$3,478	8,411	$.41
Effect of dilutive securities:
Equity awards and purchased options	—	321	$(.03)	—	179	$(.01)

Diluted EPS	$6,847	8,749	$.78	$3,478	8,590	$.40

(8) Incentive Compensation:
Share-based Plans:
The Company records compensation costs using the fair value of all share awards. Compensation expense is recorded pro-rata over the vesting period of the award.
The Company has established three share-based incentive compensation plans (the “Plans”), which are described below. Management believes that the Plans provide a means whereby the Company may attract and retain persons of ability to exert their best efforts on behalf of the Company. The Plans generally allow for the issuance of grants and exercises through newly issued shares, treasury stock, or any combination thereof to officers, key employees and directors who are employed by, or provide services to the Company. The compensation cost that has been charged against income for the Plans was approximately $1,153,000 and $710,000 for the three months ended March 31, 2010 and 2009, respectively. The approximate total income tax benefit accrued and recognized in the Company’s financial statements for the three months ended March 31, 2010 and 2009 related to share-based compensation expenses was approximately $304,000 and $248,000, respectively.
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

	March 31, 2010	March 31, 2009

Expected volatility	N/A	58.4%
Expected dividends	N/A	1.62%
Expected term (in years)	N/A	3
Risk-free rate	N/A	1.34%
The Company did not grant any stock option awards through the Option Plans during the quarter ended March 31, 2010. The weighted-average grant-date fair value of options granted during the first quarter 2010 and 2009 was $0 and $2.5 per share, respectively. There was $171,472 of unrecognized compensation cost related to unvested options awarded pursuant to the Option Plans as of March 31, 2010, which will be recognized over the remaining weighted-average vesting period of approximately 2.7 years. The total intrinsic value of options exercised during the quarter ended March 31, 2010 was approximately $9,551. As of March 31, 2010, the aggregate intrinsic value was $1,724,062 for both options outstanding and vested and exercisable.
The following table sets forth stock option activity for the Option Plans for the three months ended March 31, 2010 and 2009:

	March 31, 2010		March 31, 2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number of	Price	Number of	Price
Shares Under Option	Shares	Per Share	Shares	Per Share
Outstanding, beginning of year	314,950	$15.76	185,950	$16.48
Granted	—	$—	100,000	$15.00
Exercised	(2,500)	$14.47	—	$—
Forfeited	—	$—	—	—

Outstanding, end of period	312,450	$15.88	285,950	$15.96

Exercisable, end of period	259,950	$15.72	168,450	$51.83

The weighted-average remaining contractual term as of March 31, 2010 for options outstanding and options vested and exercisable was approximately 3.2 and 2.5 years, respectively. For the three months ended March 31, 2010 and March 31, 2009, the Company received approximately $36,000 and $0, respectively, in cash for the exercise of stock options granted under the Option Plans.
2004 Long-Term Incentive Plan
RSUs, as well as restricted shares, become vested and convertible into shares of common stock when the restrictions applicable to them lapse. In accordance with ASC 718, the fair value of nonvested shares is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of March 31, 2010, there was $2,997,520 of unrecognized compensation cost related to RSUs, which is expected to be recognized over a remaining weighted-average vesting period of approximately two years. The total fair value of RSUs vested and converted to shares of common stock during the three months ended March 31, 2010 and 2009 was $158,650 and $99,145, respectively.
The Company has settled annual Board of Directors fees, in part, through the issuance of DSUs. DSUs are vested immediately and are converted into shares of the Company’s common stock upon the departure of the grantee director. For the three months ended March 31, 2010, fees of $456,200, have been settled by the grant of 27,498 DSUs.

The following table sets forth activity for the LTIP as it relates to RSUs and DSUs for the three months ended March 31, 2010 and 2009:

	March 31, 2010		March 31, 2009
		Weighted		Weighted
		Average		Average
		Grant		Grant
		Date Fair		Date Fair
	Number of	Value	Number of	Value
RSUs and DSUs	Shares	Per Share	Shares	Per Share
Nonvested, beginning of year	113,292	$24.49	136,900	$27.14
Granted	123,523	$17.78	8,000	$19.05
Vested	(49,012)	$18.56	(8,500)	$23.13
Forfeited	(4,000)	$40.15	—	—

Nonvested, end of period	183,803	$21.22	136,400	$26.92

Unrestricted shares of the Company’s common stock have been granted pursuant to the LTIP. 17,525 shares were granted to George Kallop, the former Chief Executive Officer and director of the Company, during the first quarter of 2010. The unrestricted stock awards settled compensation costs of $300,028. There were no unrestricted stock awards granted during the first quarter of 2009.
Other Plans:
Employee Stock Purchase Plan
The Company established the Employee Stock Purchase Plan (the “ESPP”) in 2004. The ESPP allows eligible employees of the Company and its designated affiliates to purchase, through payroll deductions, shares of common stock of the Company. The ESPP is designed to retain and motivate the employees of the Company and its designated affiliates by encouraging them to acquire ownership in the Company on a tax-favored basis. The price per common share sold under the ESPP is 85% (or more if the Board of Directors or the committee administering the plan so provides) of the closing price of the Company’s shares on the New York Stock Exchange on the day the Common Stock is offered. The Company has reserved 50,000 shares for issuance under the ESPP. There were no shares issued under the ESPP during the quarters ended March 31, 2010 and 2009.
Executive Compensation Agreements:
On March 11, 2010, A. George Kallop, our President and Chief Executive Officer, announced his intention to retire from the Company, effective April 2, 2010, and on March 12, 2010, the Board of Directors appointed George R. Trumbull as Senior Executive Vice President of the Company. In addition, the Board resolved that Mr. Trumbull would become the President and Chief Executive Officer of the Company upon the effective time of Mr. Kallop’s resignation on April 2, 2010. Also on March 12, 2010 the Company entered into a new employment agreement with Mr. Trumbull (the “Trumbull Employment Agreement”). The Trumbull Employment Agreement, which merges into it the services Mr. Trumbull performed under a previous consulting agreement between the Company and Mr. Trumbull, entered into May 21, 2008, and ratifies the option award granted to Mr. Trumbull under it, commenced on March 12, 2010 and will continue until terminated. Mr. Trumbull will be paid $42,000 per month (the “Cash Compensation”) during the period which the Trumbull Employment Agreement is in effect. In addition, in accordance with the terms of the Trumbull Employment Agreement, on March 12, 2010, Mr. Trumbull was granted 20,000 restricted share units under the Company’s Amended and Restated 2004 Long-Term Incentive Plan, which will vest on the first anniversary of the grant date. Mr. Trumbull may elect to defer receipt of these units as provided in the Trumbull Employment Agreement. The Trumbull Employment Agreement may be terminated by the Company for any reason, with or without cause. In the event Mr. Trumbull’s engagement with the Company pursuant to the Trumbull Employment Agreement is terminated for any reason, Mr. Trumbull shall be entitled to his Cash Compensation through the date of such termination, and he is also eligible for a cash bonus at the sole discretion of the Human Resources Committee of the Board of Directors as well as the elimination of any restrictions on any restricted share unit grant or deferred stock awards outstanding at the time of his termination at the sole discretion of the Board of Directors. During the term of the Trumbull Employment Agreement and after its termination, Mr. Trumbull will be subject to certain confidentiality and non-solicitation provisions.

(9) Nature of Business and Segment Information:
The Company’s subsidiaries include three insurance companies and three insurance agencies. These subsidiaries underwrite commercial insurance in three major lines of business. The Company considers ocean marine, inland marine/fire and other liability as appropriate segments for purposes of evaluating the Company’s overall performance. A final segment includes the aircraft business. The Company ceased writing any new policies covering common carrier aircraft risks subsequent to March 31, 2002, although in October 2009 it began to write policies on small, non-common carrier aircraft. The Company evaluates revenues and income or loss by the aforementioned segments. Revenues include premiums earned and commission income. Income or loss includes premiums earned and commission income less the sum of losses incurred and policy acquisition costs.
The financial information by segment is as follows:

	Three months ended March 31,
	2010		2009
	(in thousands)
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)
Ocean marine	$12,385	$7,764	$13,289	$7,024
Inland marine/fire	2,015	518	1,182	104
Other liability	29,277	1,390	25,686	2,762
Aircraft	28	264	(27)	261

Subtotal	43,705	9,936	40,130	10,151

Net investment income	7,045	7,045	6,552	6,552
Net realized investment gains	1,824	1,824	(417)	(417)

Total other-than-temporary impairments	(300)	(300)	—	—
Portion of loss recognized in OCI (before taxes)	—	—	—	—

Net impairment loss recognized in earnings	(300)	(300)	—	—

Other income	4	4	5	5
General and administrative expenses	—	(11,272)	—	(10,044)
Interest expense	—	(1,684)	—	(1,680)
Income tax (expense) benefit	—	1,294	—	(1,089)

Total	$52,278	$6,847	$46,270	$3,478

(10) Related Party Transactions:
The Company entered into an investment management agreement with Mariner Partners, Inc. (“Mariner”) effective October 1, 2002, which was amended and restated on December 6, 2002. Under the terms of this agreement, Mariner manages the Company’s and its subsidiaries, New York Marine And General Insurance Company’s and Gotham Insurance Company’s investment portfolios. Fees to be paid to Mariner are based on a percentage of the investment portfolios as follows: .20% of liquid assets, .30% of fixed maturity investments and 1.25% of limited partnership (hedge fund) and equity security investments. Another of the Company’s subsidiaries, Southwest Marine and General Insurance Company, entered into an investment management agreement, the substantive terms of which are identical to those set forth above, with a subsidiary of Mariner, Mariner Investment Group, Inc. (“Mariner Group”) effective March 1, 2007. William J. Michaelcheck, a Director of the Company, is the Chairman and the beneficial owner of a substantial number of shares of Mariner. George R. Trumbull, a Director and the President and Chief Executive Officer of the Company, A. George Kallop, formerly President, Chief Executive Officer and a director of the Company, and William D. Shaw, Jr., Vice Chairman and a Director of the Company, are also associated with Mariner. Investment fees incurred under the agreements with Mariner were $538,764 and $511,922 for the three months ended March 31, 2010 and 2009, respectively.
As of March 31, 2010, the Company held approximately $197.4 million in limited partnership and limited liability company interests in hedge funds, which are directly or indirectly managed by Mariner.
On March 11, 2010 Mr. Kallop, the Company’s former President and Chief Executive Officer, announced his intention to retire from the Company, effective April 2, 2010. Mr. Kallop informed the Board of Directors that he had intended to retire in any event on or before December 31, 2010, but that the intervening severe illness of a family member had accelerated his plans. In order to facilitate a smooth management transition from Mr. Kallop to his successor, and to recognize his contributions to the Company, the Company entered into an agreement with Mr. Kallop dated April 1, 2010 pursuant to which he will make himself available for advice and counsel to his successor and the Chairman of the Board of Directors through December 31, 2010 in consideration of $800,000, the acceleration of the vesting of his outstanding unvested awards made under the Company’s Amended and Restated Long-Term Investment Plan, the waiver of a requirement in his outstanding option award made in March of 2009 that he be employed by the Company on the date of its exercise and the waiver of a requirement in his performance share award effective January 1, 2009 that he be an employed by the Company in order to be eligible for the grant of a standard performance share award in 2010. The Company recorded additional compensation expense of approximately $215,086 for the three months ended March 31, 2010 as a result the acceleration of the vesting and the waiver of award requirements of Mr. Kallop’s outstanding unvested awards.

(11) Legal Proceedings:
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
In prior years, the Company issued policies covering aircraft insurance; however, the Company ceased writing any new policies covering aircraft risks as of March 31, 2002. The Company decided to exit the commercial aviation insurance business, because it is highly competitive, generated underwriting losses during the 1990s and is highly dependent on the purchase of substantial amounts of reinsurance, which became increasingly expensive after the events of September 11, 2001. In 2009, however, the Company began underwriting policies covering single engine non-commercial aircraft.
In 2005, the Company formed Southwest Marine And General Insurance Company (“Southwest Marine”), as a wholly owned subsidiary in the State of Arizona. Southwest Marine writes, among other lines of insurance, excess and surplus lines in New York and surety business in others states where it is licensed to write policies.
In 2008, the Company acquired a book of professional liability business oriented to insurance brokers and agents and also formed MMO Agencies, which focuses on generating additional premium growth through a network of general agents with binding authority subject to underwriting criteria established and monitored by MMO.
Results of Operations
The Company reported net income for the first quarter ended March 31, 2010 of $6.8 million, or $.78 per diluted share, compared with a net income of $3.5 million, or $.40 per diluted share, for the first quarter of 2009. The increase in results of operations for the first quarter of 2010 when compared to the same period of 2009 was primarily attributable to tax benefits of $3.2 million, or $.37 per diluted share, as a result of the partial reversal of the deferred tax valuation allowance previously provided for capital losses that are now considered ordinary. There were no tax benefits recorded as a result of the partial reversal of the deferred tax valuation allowance during the first quarter ended March 31, 2009.
Shareholders’ equity increased to $222.9 million as of March 31, 2010 compared to $216.0 million as of December 31, 2009. The increase was primarily attributable to net income for the period which was partially offset by dividends declared.
The Company’s gross premiums written, net premiums written and net premiums earned increased by 4%, 13% and 9%, respectively, for the three months ended March 31, 2010, when compared to the same period of 2009.

Premiums for each segment were as follows:
NYMAGIC Gross Premiums Written By Segment

	Three months ended March 31,
	2010	2009	Change
	(dollars in thousands)
Ocean marine	$17,655	$20,084	(12)%
Inland marine/fire	5,585	6,196	(10)%
Other liability	47,116	41,300	14%

Subtotal	70,356	67,580	4%
Aircraft	115	84	NM

Total	$70,471	$67,664	4%

NYMAGIC Net Premiums Written By Segment

	Three months ended March 31,
	2010	2009	Change
	(dollars in thousands)
Ocean marine	$13,266	$14,218	(7)%
Inland marine/fire	2,779	1,907	46%
Other liability	43,972	36,916	19%

Subtotal	60,017	53,041	13%
Aircraft	116	(26)	NM

Total	$60,133	$53,015	13%

NYMAGIC Net Premiums Earned By Segment

	Three months ended March 31,
	2010	2009	Change
	(dollars in thousands)
Ocean marine	$12,385	$13,289	(7)%
Inland marine/fire	2,015	1,182	71%
Other liability	29,277	25,686	14%

Subtotal	43,677	40,157	9%
Aircraft	28	(27)	NM

Total	$43,705	$40,130	9%

Ocean marine gross premiums written for the three months ended March 31, 2010 decreased by 12%, primarily reflecting reduced volume due to competitive markets as well as slightly lower premium rates in the various marine classes. Ocean marine net premiums written and net premiums earned for the three months ended March 31, 2010 decreased by 7% when compared to the same period of 2009 and largely reflected the decline in gross premiums written which was partially offset by lower excess of loss reinsurance costs as a result of larger net loss retentions on business written in the current policy year.
In 2009, the Company maintained a net loss retention of $5 million per risk in the ocean marine line. In 2009, an additional amount up to $5 million, depending upon the gross loss to the Company in excess of $5 million, was ceded to reinsurers. Effective January 1, 2010, the Company maintained its $5 million per risk net loss retention in the ocean marine line that was in existence during 2009; however, the Company could retain an additional amount up to $5 million depending upon the gross loss to the Company in excess of $5 million. In addition, certain losses are limited to $2 million plus reinsurance reinstatement costs. While the quota share reinsurance protection for energy business remains in effect for 2010, energy business was also included within the ocean marine reinsurance program.

Inland marine/fire gross premiums written decreased 10% and net premiums written increased by 46% for the three months ended March 31, 2010, respectively, when compared to the same period of 2009. Net premiums earned for the three months ended March 31, 2010 increased by 71%. Gross premiums written in the first three months of 2009 reflected decreases in production largely relating to property risks written on a nation wide basis as well as due to competitive markets. Partially offsetting this were increases in production in certain surety business largely resulting from an additional agent appointment. Premiums also reflected mildly lower market rates when compared to the prior year’s comparable period. The increase in net premiums written and net premiums earned largely reflected larger net retention levels of fire premiums when compared to the prior year’s comparable period as well as larger amounts of surety premiums which are written net of reinsurance.
Other liability gross premiums written and net premiums written increased 14% and 19%, respectively, for the three months ended March 31, 2010 when compared to the same period in 2009. Net premiums earned for the three months ended March 31, 2010 increased by 14% when compared to the same period in 2009. The increases in premiums are primarily due to production from MMO Agencies, which was formed in 2008 to write premiums through a network of general agents with binding authority subject to underwriting criteria established and monitored by the Company. In addition, commercial auto liability premiums grew largely as a result of a new agent appointment which focuses on trucking business written primarily in California. Partially offsetting the increases were declines in premiums from excess workers’ compensation that resulted from lower production largely as a consequence of reduced construction and commercial activities. Net premiums written reflected the increase in gross written premiums as well as higher net retention levels in the professional liability class.
The Company writes excess workers’ compensation insurance on behalf of certain self-insured workers’ compensation trusts. Gross and net premiums written in the excess workers’ compensation class decreased to $20.7 million and $19.0 million, respectively, in the first three months of 2010 from $21.6 million and $20.1 million, respectively, in the same period of 2009.
Net losses and loss adjustment expenses incurred as a percentage of net premiums earned (the loss ratio) was 53.9% for the three months ended March 31, 2010 as compared to 51.5% for the same period of 2009. The higher loss ratio in 2010 was partly attributable to a higher loss ratio in the other liability segment and partly due to lower amounts of overall favorable reserve development recorded in 2010. The higher loss ratio in the other liability line is largely due to higher loss estimates recorded in the professional liability class. Partially offsetting this increase was a lower ocean marine loss ratio primarily due to favorable loss reserve development as well as a lower inland marine/fire loss ratio which was largely driven by a lower loss ratio in the surety class.
The Company reported favorable development of prior year loss reserves of $2.7 million and $3.1 million during the first three months of 2010 and 2009, respectively, as a result of favorable reported loss trends arising from the ocean marine segment in 2010 and favorable reported loss trends in the other liability and ocean marine lines of business in 2009.
Policy acquisition costs as a percentage of net premiums earned (the acquisition cost ratio) for the three months ended March 31, 2010 and March 31, 2009 were 23.4% and 23.2%, respectively. The slightly higher 2010 ratio was due in part to greater premiums in the other liability segment, the underlying classes of business of which have higher acquisition cost ratios than other lines of business. This increase was partially offset by a lower acquisition cost ratio in the ocean marine line which largely reflected the beneficial impact of lower excess of loss reinsurance costs on its acquisition cost ratio.
General and administrative expenses increased by 12% for the three months ended March 31, 2010 when compared to the same period of 2009. Larger expenses were incurred in 2010, largely relating to compensation, to service the growth in the Company’s business operations.
The Company’s combined ratio (the loss ratio, the acquisition cost ratio and general and administrative expenses divided by net premiums earned) was 103.1% for the three months ended March 31, 2010 as compared with 99.7% for the same period of 2009.
Interest expense of $1.7 million for the three months ended March 31, 2010 was comparable to the same period of 2009.
Net investment income for the three months ended March 31, 2010 was $7.0 million as compared to $6.6 million for the same period of 2009. Net investment income in 2010 reflected increases in income from limited partnerships that were partially offset by decreases in trading portfolio income. Limited partnership income for the first quarter of 2010 increased from the prior year’s first quarter as a result of higher returns amounting to 2.7% as compared to 1.0% for the same period of 2009. For the first quarter of 2010, fixed income hedge fund strategies, in particular G-7 arbitrage strategies, reported higher returns than the prior year’s comparable period. Net investment income for the quarter ended March 31, 2010 includes $0 from trading securities because the Company did not have a trading portfolio, as compared to $3.1 million for the quarter ended March 31, 2009 which resulted primarily from increases in the market value of tax-exempt securities.

Investment income, net of investment fees, from each major category of investments was as follows:

	(in millions)
	Three months ended March 31,
	2010	2009
Fixed maturities held to maturity	$0.3	$0.6
Fixed maturities available for sale	2.5	2.0
Trading securities	—	3.1
Commercial loans	0.1	0.1
Equity in earnings of limited partnerships	4.7	1.2
Short-term investments	—	0.2

Total investment income	7.6	7.2
Investment expenses	(0.6)	(0.6)

Net investment income	$7.0	$6.6

As of March 31, 2010 and March 31, 2009, investments in limited partnerships amounted to approximately $197.4 million and $113.7 million, respectively. The equity method of accounting is used to account for the Company’s limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership hedge fund to results of operations.
As of March 31, 2010 and March 31, 2009, investments in the trading and commercial loan portfolios collectively amounted to approximately $3.3 million and $15.8 million, respectively. Net investment income for the three months ended March 31, 2010 and 2009 reflected approximately $0.1 million and $3.2 million, respectively, derived from combined trading portfolio and commercial loan activities before investment expenses. These activities primarily include the trading of commercial loans, municipal obligations and preferred stocks. The Company’s trading and commercial loan portfolios are marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of trading and commercial loan investments are also recognized in net investment income.
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
Commission and other income decreased to $4,000 for the three months ended March 31, 2010 from $5,000 for the same period in the prior year.
Net realized investment gains after impairment were $1.5 million for the three months ended March 31, 2010 as compared to net realized investment losses after impairment of $417,000 for the same period in the prior year. Net realized investment gains in 2010 reflect gains from the sales of U.S. Treasury securities. Net realized investment losses in 2009 reflect losses from the sales of municipal bonds that were partially offset by realized gains of $545,000 arising from principal collections on the Company’s residential mortgage backed securities. Net realized investment gains for the three months ended March 31, 2010 and March 31, 2009 include write-downs from other-than-temporary declines in the fair value of securities amounting to approximately $300,000 and $0, respectively. The impairment of $300,000 recorded in 2010 resulted from the Company’s intention to sell certain U.S. Treasury securities whose amortized cost was not expected to be fully recovered prior to sale.
Total income tax (benefit) expense amounted to $(1.3) million and $1.1 million for the three months ended March 31, 2010 and 2009, respectively. Total income tax expense as a percentage of income before taxes was (23.3)% and 23.8% for the three months ended March 31, 2010 and 2009, respectively. The lower percentage in 2010 was primarily attributable to tax benefits of $3.2 million, or $.37 per diluted share, as a result of the partial reversal of the deferred tax valuation allowance previously provided for capital losses that are now considered ordinary. There were no tax benefits recorded as a result of the partial reversal of the deferred tax valuation allowance during the first quarter ended March 31, 2009.
Liquidity and Capital Resources
Cash and total investments decreased from $675.7 million at December 31, 2009 to $662.2 million at March 31, 2010, principally as a result of the payment of aviation claims relating to the terrorist attacks of September 11, 2001 on the World Trade Center. The level of cash and short-term investments of $77.7 million at March 31, 2010 reflected the Company’s high liquidity position.

Cash flows used in operating activities were $22.1 million for the three months ended March 31, 2010 as compared to cash flows provided by operating activities of $32.3 million for the same period in 2009. Trading portfolio and commercial loan activities of $1.7 million favorably affected cash flows for the three months ended March 31, 2010 while such activities favorably affected cash flows by $16.1 million for the three months ended March 31, 2009. Trading portfolio activities include the purchase and sale of preferred stocks and municipal bonds. Commercial loan activities include the purchase and sale of middle market loans made to commercial companies. As the Company’s trading and commercial loan portfolio balances may fluctuate significantly from period to period, cash flows from operating activities may also be significantly impacted by such activities. Contributing to a decrease in operating cash flows, other than trading and commercial loan activities, during the first quarter of 2010 was a gross payment of $33 million of aviation claims relating to the terrorist attacks of September 11, 2001 on the World Trade Center. Approximately $22 million was ceded to reinsurers, which was outstanding as of March 31, 2010. Contributing to an increase in operating cash flows, other than trading and commercial loan activities, during the first quarter of 2009 was the collection of premiums and reinsurance recoverable balances.
Cash flows provided by investing activities were $23.5 million for the three months ended March 31, 2010 as compared to cash flows used in investing activities of $67.6 million for the three months ended March 31, 2009. The cash flows for the three months ended March 31, 2010 were favorably impacted by the net sale of fixed maturities available for sale, which were partially offset by increased investments in limited partnerships. The cash flows for the three months ended March 31, 2009 were adversely impacted by the net purchase of fixed maturities available for sale investments.
Cash flows provided by financing activities were $653,000 as compared to cash flows used in financing activities of $221,000 for the three months ended March 31, 2010 and 2009, respectively.
On March 10, 2010, the Company declared a dividend to shareholders of ten (10) cents per share payable on April 7, 2010 to shareholders of record on March 31, 2010. On March 10, 2009, the Company declared a dividend to shareholders of four (4) cents per share payable on April 7, 2009 to shareholders of record on March 31, 2009.
New York Marine and Gotham declared ordinary dividends of $5.0 million and $0 to the Company during the first three months of 2010 and 2009, respectively.
Under the NYMAGIC, INC. Amended and Restated 2004 Long-Term Incentive Plan (the “LTIP”), the Company granted 70,500 restricted shares units to officers and Directors of the Company, 17,525 unrestricted shares of Common Stock to the President and Chief Executive Officer and 35,498 deferred shares units to the Company’s Directors during the three months ended March 31, 2010. Under the LTIP, the Company granted 8,000 restricted share units, and up to 49,000 performance share units and 100,000 stock options to the President and Chief Executive Officer during the three months ended March 31, 2009. The market price per share and option price per share on the grant date of the stock option were $9.88 and $15.00 per share, respectively.
Under the Common Stock Repurchase Plan (the “Plan”), the Company may purchase up to $75 million of the Company’s issued and outstanding shares of common stock on the open market. During the first three months of 2010 and 2009, there were no repurchases of common stock made under the Plan.
Premiums and other receivables, net increased to $34.7 million as of March 31, 2010 from $24.8 million as of December 31, 2009, primarily as a result of excess workers’ compensation gross writings, which are substantially written during the first quarter of the calendar year.
Reserve for unearned premiums increased to $106.0 million as of March 31, 2010 from $89.5 million as of December 31, 2009, primarily as a result of excess workers’ compensation gross writings, which are substantially written during the first quarter of the calendar year, as well as due to the growth of premiums written from MMO Agencies.
Deferred acquisition costs increased to $20.9 million as of March 31, 2010 from $16.4 million as of December 31, 2009 largely as a result of the increase in the unearned premiums in the other liability segment.
Reinsurance receivables on paid balances, net as of March 31, 2010, increased to $33.5 million from $13.1 million as of December 31, 2009 and reinsurance receivables on unpaid balances, net at March 31, 2010 decreased to $190.5 million from $205.1 million as of December 31, 2009 largely as a result of the cession of approximately $22 million to reinsurers that resulted from $33 million in gross aviation payments relating to the terrorist attacks of September 11, 2001 on the World Trade Center. Unpaid losses and loss adjustment expenses as of March 31, 2010, decreased to $530.6 million from $555.5 million as of December 31, 2009 primarily as a result of aviation gross payments.
Other assets at March 31, 2010 increased to $7.2 million from $4.1 million as of December 31, 2009 largely as a result of an increase in federal income tax recoverables.

Investments
A summary of the Company’s investment components at March 31, 2010 and December 31, 2009 is presented below:

	March 31, 2010	Percent	December 31, 2009	Percent

Fixed maturities held to maturity (amortized cost):
Residential mortgage-backed securities	$55,145,340	8.33%	$56,589,704	8.37%

Total fixed maturities held to maturity	$55,145,340	8.33%	$56,589,704	8.37%

Fixed maturities available for sale (fair value):
U.S. Treasury securities	$327,770,212	49.50%	$385,715,035	57.09%
Municipal obligations	818,257	0.12%	804,373	0.12%

Total fixed maturities available for sale	$328,588,469	49.62%	$386,519,408	57.21%

Total fixed maturities	$383,733,809	57.95%	$443,109,112	65.58%

Equity securities trading (fair value):
Common stock	$117,968	0.02%	$117,968	0.02%

Total equity securities	$117,968	0.02%	$117,968	0.02%

Cash, cash equivalents and short-term investments	77,680,139	11.73%	75,544,627	11.18%

Total fixed maturities, equity securities, cash, cash equivalents and short-term investments	$461,531,916	69.70%	$518,771,707	76.78%

Commercial loans (fair value)	3,324,857	0.50%	5,001,118	0.74%
Limited partnership hedge funds (equity)	197,375,017	29.80%	151,891,838	22.48%

Total investment portfolio	$662,231,790	100.00%	$675,664,663	100.00%

As of March 31, 2010, 90.5% of the carrying value of the Company’s fixed income and short-term investment portfolios were considered investment grade by S&P. As of March 31, 2010, the Company invested approximately $43.1 million in fixed maturities that were below investment grade.

Details of the mortgage-backed securities portfolio as of March 31, 2010, including publicly available qualitative information, are presented below:

				Weighted
				Average	Average
				Loan to	FICO	D60+	Credit	S&P	Moody’s
Security				Value %	Credit	Delinquency	Support	Rating	Rating
description	Issue date	Amortized cost	Fair value	(1)	Score (2)	Rate (3)	Level (4)	(5)	(5)
AHMA 2006-3	7/2006	$10,858,563	$9,761,310	85.0	705	37.8	38.5	AA	Caa1
CWALT 2005-69	11/2005	7,009,470	6,547,764	81.3	698	52.6	48.2	CCC	Ba3
CWALT 2005-76	12/2005	6,892,460	6,709,498	81.9	700	54.7	48.7	CCC	B2
RALI 2005-QO3	10/2005	7,362,919	6,206,361	80.6	703	46.7	42.4	B-	B1
WaMu 2005-AR17	12/2005	6,022,377	6,931,329	73.6	715	30.0	50.0	AAA	A1
WaMu 2006-AR9	7/2006	8,296,483	10,065,532	74.5	731	32.6	23.9	B	Ba1
WaMu 2006-AR13	9/2006	8,703,068	10,283,519	75.6	728	33.4	24.8	CCC	B3

		$55,145,340	$56,505,313

(1)	The dollar-weighted average amortized loan-to-original value of the underlying loans at April 25, 2010.

(2)	Average FICO at origination of remaining borrowers in the loan pool at April 25, 2010.

(3)	The percentage of the current outstanding principal balance that is more than 60 days delinquent as of April 25, 2010. This includes loans that are in foreclosure and real estate owned.

(4)	The current credit support provided by subordinate ranking tranches within the overall security structure at April 25, 2010.

(5)	Ratings as of April 25, 2010.
The Company’s cash flow analysis for each of these securities attempts to estimate the likelihood of any future impairment. While the Company does not believe there are any OTTI currently, future estimates may change depending upon the actual performance statistics reported for each security to the Company. This may result in future charges based upon revised estimates for delinquency rates, severity rates or prepayment patterns. These changes in estimates may be material. These securities are collateralized by pools of “Alt-A” mortgages, and receive priority payments from these pools. The Company’s securities rank senior to subordinated tranches of debt collateralized by each respective pool of mortgages. The Company has collected all applicable interest and principal repayments on such securities to date. As of April 25, 2010, the levels of subordination ranged from 24% to 50% of the total debt outstanding for each pool. Delinquencies within the underlying mortgage pools ranged from 30% to 55% of total amounts outstanding. For comparison purposes, as of April 25, 2009, delinquencies ranged from 22% to 45%, while subordination levels ranged from 27% to 52%. Delinquency rates are not the same as severity rates, or actual loss, but are an indication of the potential for losses of some degree in future periods.
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

As of March 31, 2010, there was variance in RMBS securities prices from different pricing sources. Management also determined that the few trades of RMBS were not consistent with the prices received and analysis performed at quarter end. This confirmed management’s previously established view that the market is dislocated and illiquid. Accordingly, the Company determined fair value using a matrix pricing analysis.
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
There are government sponsored programs that may affect the performance of the Company’s RMBS. The Company is uncertain as to the impact, if any, these programs will have on the fair value of the Company’s RMBS. The fair value of such securities at March 31, 2010 was approximately $56.5 million.
ASC 820 established a consistent framework for measuring fair value. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the ASC 820 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The standard describes three levels of inputs that may be used to measure fair value and categorize the assets and liabilities within the hierarchy:
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
The Company’s Level 2 assets include municipal debt obligations.
The Company generally obtains valuations from third party pricing services and/or security dealers for identical or comparable assets or liabilities by obtaining non-binding broker quotes (when pricing service information is not available) in order to determine an estimate of fair value. The Company bases all of its estimates of fair value for assets on the bid price as it represents what a third party market participant would be willing to pay in an arm’s length transaction. Prices from pricing services are validated by the Company through comparison to prices from corroborating sources and are validated by back testing to trade data to confirm that the pricing service’s significant inputs are observable. Under certain conditions, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity or that significant inputs are not observable, in which case it may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. In such cases, those valuations would be generally classified as Level 3. Generally, the Company utilizes an independent pricing service to price its municipal debt obligations. Currently, these securities are exhibiting low trade volume. The Company considers such investments to be in the Level 2 category.
Level 3 —Fair value is based on at least one or more significant unobservable inputs that are supported by little or no market activity for the asset. These inputs reflect the Company’s understanding about the assumptions market participants would use in pricing the asset or liability.

The Company’s Level 3 assets include its RMBS, commercial loans and common stocks as they are illiquid and trade in inactive markets. These markets are considered inactive as a result of the low level of trades of such investments. The RMBS investments are not considered within the Level 3 tabular disclosure, because they have been transferred to “held to maturity” category effective October 1, 2008. Held to maturity investments are not measured at fair value on a recurring basis and as such do not fall within the scope of ASC 820. See Note 2, “Investments” for a complete discussion regarding the Company’s RMBS portfolio.
The primary pricing sources for the Company’s commercial loan and common stock portfolios are reviewed for reasonableness, based on the Company’s understanding of the respective market. Prices may then be determined using valuation methodologies such as discounted cash flow models, as well as matrix pricing analyses performed on non-binding quotes from brokers or other market-makers. As of March 31, 2010, the Company did not utilize an alternate valuation methodology for its commercial loan or common stock portfolios.
Unpaid losses and loss adjustment expenses
Unpaid losses and loss adjustment expenses for each segment were as follows:

	March 31, 2010		December 31, 2009
	Gross	Net	Gross	Net
	(in thousands)		(in thousands)
Ocean marine	$134,539	$88,561	$145,064	$95,334
Inland marine/fire	21,854	7,110	19,254	6,580
Other liability	289,202	232,795	272,554	225,010
Runoff lines (Aircraft)	84,989	11,661	118,614	23,484

Total	$530,584	$340,127	$555,486	$350,408

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
In 2006, the Company recorded adverse loss development of approximately $850,000 in the aircraft line of business resulting primarily from losses assumed from the WTC Attack which were partially offset by a reduction in reserves relating to the loss sustained at the Pentagon after re-estimating the reserve based upon lower than expected settlements of claims paid during the year.
In February 2010, the Company paid approximately $33 million in gross claims with respect to the WTC Attack. The ceded recovery with respect to this claim is approximately $22 million. While the claim payment adversely impacted cash flows from operations, it did not have a substantial impact on results of operations or financial position. Several reinsurers are currently disputing payment of the recovery to the Company based upon their denial of any obligation to pay property settlements and their interpretation as to the number of occurrences as defined in the aircraft ceded reinsurance treaties. The Company intends to vigorously pursue such balances through arbitrations, settlements or commutations, if necessary, but an unfavorable resolution of such collection efforts could have a material adverse impact to our results of operations.
The process of establishing reserves for claims involves uncertainties and requires the use of informed estimates and judgments. Our estimates and judgments may be revised as claims develop and as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. The Company realized $2.7 million in favorable development for the three months ended March 31, 2010 as a result of favorable reported loss trends arising largely from the ocean marine line of business. The Company realized $3.1 million in favorable development for the three months ended March 31, 2009 as a result of favorable reported loss trends arising from the ocean marine and other liability lines of business. Other than specifically disclosed herein, there were no significant changes in assumptions made in the evaluation of loss reserves during 2010.
In April of 2010, there was an oil rig explosion in the Gulf of Mexico. Based upon the Company’s analysis to date, the exposure to claims related to this loss is slightly more than $1.2 million, net of reinsurance, before income taxes.
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
The Company maintains reserves for the future payment of losses and loss adjustment expenses with respect to both case (reported) and IBNR (incurred but not reported) losses under insurance policies issued by the Company. IBNR losses are those losses, based upon historical experience, industry loss data and underwriter expectations, that the Company estimates will be reported under these policies. Case loss reserves are determined by evaluating reported claims on the basis of the type of loss involved, knowledge of the circumstances surrounding the claim and the policy provisions relating to the type of loss. Case reserves can be difficult to estimate depending upon the class of business, claim complexity, judicial interpretations and legislative changes that affect the estimation process. Case reserves are reviewed and monitored on a regular basis, which may result in changes (favorable or unfavorable) to the initial estimate until the claim is ultimately paid and settled. Unpaid losses with respect to asbestos/environmental risks are difficult for management to estimate and require considerable judgment due to the uncertainty regarding the significant issues surrounding such claims. Unpaid losses with respect to catastrophe losses, such as hurricanes Katrina and Rita that occurred in 2005 and hurricanes Ike and Gustav in 2008, are also difficult to estimate due to the high severity of the risks we insure. Unpaid losses and loss adjustment expenses amounted to $530.6 million and $555.5 million at March 31, 2010 and December 31, 2009, respectively. Unpaid losses and loss adjustment expenses, net of reinsurance amounted to $340.1 million and $350.4 million at March 31, 2010 and December 31, 2009, respectively. Management continually reviews and updates the estimates for unpaid losses, and any changes resulting therefrom are reflected in operating results currently. The potential for future adverse or favorable loss development is highly uncertain and subject to a variety of factors including, but not limited to, court decisions, legislative actions and inflation.

The allowance for doubtful accounts is based on management’s review of amounts due from insolvent or financially impaired companies. Allowances are estimated for both premium receivables and reinsurance receivables. Management continually reviews and updates such estimates for any changes in the financial status of companies. The allowance for doubtful accounts for both premiums and reinsurance receivables amounted to $17.9 million as of March 31, 2010 and December 31, 2009, respectively. Impairment of investments, included in realized investment gains or losses, results from declines in the fair value of investments which are considered by management to be other-than-temporary.
Impairment of investments, included in realized investment gains or losses, results from declines in the fair value of investments which are considered by management to be other-than-temporary. Management reviews investments for impairment based upon specific criteria that include the duration and extent of declines in fair value of the security below its cost or amortized cost. The Company performs a qualitative and quantitative review of all securities in a loss position in order to determine if any impairment is considered to be other-than-temporary. The Company also reviews all securities with any rating agency declines during the reporting period. This review includes considering the effect of rising interest rates and the Company’s intent and ability to hold impaired securities in the foreseeable future to recoup any losses. In addition to subjecting its securities to the objective tests of percent declines in fair value and downgrades by major rating agencies, when it determines whether declines in the fair value of its securities are other-than-temporary, the Company also considers the facts and circumstances that may have caused the declines in the value of such securities. As to any specific security, it may consider general market conditions, changes in interest rates, adverse changes in the regulatory environment of the issuer, the duration for which the Company expects to hold the security and the length of any forecasted recovery. Effective April 1, 2009, under ASC 320 and ASC 958, “Recognition and Presentation of Other-Than-Temporary Impairments” impairment is considered to be other than temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its amortized cost basis, or (3) does not expect to recover the security’s entire amortized cost basis. The OTTI of $300,00 and $0 recognized for the three months ended March 31, 2010 and March 31, 2009, respectively, resulted from the Company’s intention to sell certain U.S. Treasury securities under circumstances in which those securities are not expected to recover their entire amortized cost prior to sale. Credit impairment occurs under ASC 320 if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security. There were no credit impairments recorded during the year ended December 31, 2009. Gross unrealized gains and losses on fixed maturity investments available for sale amounted to approximately $0.3 million and $0.6 million, respectively, at March 31, 2010. Gross unrealized gains and losses on fixed maturity investments available for sale amounted to approximately $3.2 million and $2.3 million, respectively, at December 31, 2009. The Company believes the unrealized losses are temporary and result from changes in market conditions, including interest rates or sector spreads.
The Company has investments in residential RMBS amounting to $55.1 million (amortized value) at March 31, 2010. These securities are classified as held to maturity after the Company transferred these holdings from the available for sale portfolio effective October 1, 2008. Upon acquisition of the RMBS portfolio and prior to October 1, 2008, the Company was uncertain as to the duration for which it would hold the RMBS portfolio and appropriately classified such securities as available for sale.
The Company utilizes the equity method of accounting to account for its limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership to net investment income in results of operations. Net investment income derived from investments in limited partnerships amounted to $4.7 million and $1.2 million for the three months ended March 31, 2010 and 2009, respectively. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” with respect to market risks associated with investments in limited partnership hedge funds.
The Company maintained a commercial loan portfolio at March 31, 2010 consisting of commercial middle market loans. As a result of utilizing the fair value election under ASC 825 on these investments, they are marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of such securities are also recognized in net investment income. The Company recorded $0.1 million in commercial loan portfolio income before expenses for each of the three months ended March 31, 2010 and 2009. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” with respect to market risks associated with investments in illiquid investments.
Reinsurance reinstatement premiums are recorded, as a result of losses incurred by the Company, in accordance with the provisions of our reinsurance contracts. Upon the occurrence of a large severity or catastrophe loss, the Company may be obligated to pay additional reinstatement premiums under its excess of loss reinsurance treaties up to the amount of the original premium paid under such treaties. Reinsurance reinstatement premiums incurred for the three months ended March 31, 2010 and 2009 were $(0.1) million and $0.1 million, respectively.
The Company records compensation costs at the fair value of all share options, restricted shares units, deferred share units and performance share units over their related vesting period or service period. Total stock compensation cost recognized in earnings for all share-based incentive compensation awards was approximately $1.2 million and $710,000 for the three months ended March 31, 2010 and 2009, respectively.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The investment portfolio has exposure to market risks, which include the effect on the investment portfolio of adverse changes in interest rates, credit quality, hedge fund values, and illiquid securities including commercial loans and residential mortgage-backed securities. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Hedge fund risk includes the potential loss from the diminution in the value of the underlying investment of the hedge fund. Illiquid securities risk includes exposure to the private placement market including its lack of liquidity and volatility in changes in market prices. The only significant change to the Company’s exposure to market risks during the three months ended March 31, 2010 as compared to those disclosed in the Company’s financial statements for the year ended December 31, 2010 related to the level of investments in limited partnerships. The investment in limited partnerships amounted to $197.4 million and $152.0 million as of March 31, 2010 and December 31, 2009, respectively.
At March 31, 2010, the Company held $3.3 million of commercial loans, which consisted of loans to middle market companies. The Company has elected to account for such debt instruments utilizing the fair value election under SFAS 159. Accordingly, the changes in the fair value of these debt instruments are recorded in investment income. The markets for these types of investments can be illiquid and, therefore, the price obtained from dealers on these investments is subject to change, depending upon the underlying market conditions of these investments, including the potential for downgrades or defaults on the underlying collateral of the investment. The Company seeks to mitigate market risk associated with commercial loans by maintaining a small portion of its investment portfolio in commercial loans. As such, less than 1% of the Company’s investment portfolio is maintained in such investments at March 31, 2010.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There were no material changes in the risk factors disclosed in the Company’s Form 10-Q for the three months ended March 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits

3.1	Charter of NYMAGIC, INC. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 16, 2003 (File No. 1-11238) and incorporated herein by reference).

3.2	Amended and Restated By-Laws. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 26, 2010 (Commission File No. 1-11238) and incorporated herein by reference).

10.1
Agreement, effective March 12, 2010, between the Company and George R. Trumbull, III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2010 (File No. 1-11238) and incorporated herein by reference.

10.2
Employment Agreement, effective January 1, 2010, between the Company and Paul J. Hart (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2010 (File No. 1-11238) and incorporated herein by reference.

10.3
Employment Agreement, effective January 1, 2010, between the Company and Timothy McAndrew (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 26, 2010 (File No. 1-11238) and incorporated herein by reference.

10.4
Employment Agreement, effective January 1, 2010, between the Company and Thomas J. Iacopelli (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2010 (File No. 1-11238) and incorporated herein by reference.

*31.1	Certification of George R. Trumbull, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of George R. Trumbull, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Thomas J. Iacopelli, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NYMAGIC, INC. (Registrant)
Date: May 7, 2010	/s/ George R. Trumbull
George R. Trumbull
President and Chief Executive Officer

Date: May 7, 2010	/s/ Thomas J. Iacopelli
Thomas J. Iacopelli
Executive Vice President and Chief Financial Officer