Form 10-Q
period 2010-09-30
NYMAGIC INC
filed 2010-11-09
CIK 847431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2010

Common Stock, $1.00 par value per share	8,499,513 shares

FORWARD — LOOKING STATEMENTS
This report contains certain forward-looking statements concerning the Company’s operations, economic performance and financial condition, including, in particular, the likelihood of the Company’s success in developing and expanding its business. Any forward-looking statements concerning the Company’s operations, economic performance and financial condition contained herein, including statements related to the outlook for the Company’s performance in 2010 and beyond, are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based upon a number of assumptions and estimates which inherently are subject to uncertainties and contingencies, many of which are beyond the control of the Company. Some of these assumptions may not materialize and unanticipated events may occur which could cause actual results to differ materially from such statements. These include, but are not limited to, the failure of the Company to close its pending merger with ProSight Specialty Insurance Holdings, Inc., the cyclical nature of the insurance and reinsurance industry, premium rates, investment results, hedge fund results, the estimation of loss reserves and loss reserve development, uncertainties associated with asbestos and environmental claims, including difficulties with assessing latent injuries and the impact of litigation settlements, bankruptcies and potential legislation, the uncertainty surrounding the losses related to the attacks of September 11, 2001, and those associated with catastrophic hurricanes, the occurrence and effects of wars and acts of terrorism, net loss retention, the effect of competition, the ability to collect reinsurance receivables and the timing of such collections, the availability and cost of reinsurance, the possibility that the outcome of any litigation or arbitration proceeding is unfavorable, the ability to pay dividends, regulatory changes, changes in the ratings assigned to the Company by rating agencies, failure to retain key personnel, the possibility that our relationship with Mariner Partners, Inc. could terminate or change, and the fact that ownership of our common stock is concentrated among a few major stockholders and is subject to the voting agreement, as well as assumptions underlying any of the foregoing and are generally expressed with words such as “intends,” “intend,” “intended,” “believes,” “estimates,” “expects,” “anticipates,” “plans,” “projects,” “forecasts,” “goals,” “could have,” “may have” and similar expressions. These risks could cause actual results for the 2010 year and beyond to differ materially from those expressed in any forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements.

NYMAGIC, INC.
INDEX

Item 1. Financial Statements
NYMAGIC, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Investments:
Fixed maturities:
Held to maturity at adjusted amortized cost (fair value $52,573,853 and $59,327,813)	$52,483,006	$56,589,704
Available for sale at fair value (amortized cost $18,926,409 and $385,378,334)	19,258,656	386,519,408
Equity securities — available for sale at fair value (cost $101,780 and $117,968)	101,780	117,968
Commercial loans at fair value (amortized cost $6,299,314 and $7,738,677)	3,018,117	5,001,118
Limited partnerships at equity (cost $116,319,546 and $127,379,526)	132,222,970	151,891,838
Short-term investments	13,900,340	8,788,718
Cash and cash equivalents	420,350,759	66,755,909

Total cash and investments	641,335,628	675,664,663

Accrued investment income	323,856	3,365,535
Premiums and other receivables, net	30,021,257	24,753,976
Receivable for investments disposed	51,845,890	4,221,356
Reinsurance receivables on unpaid losses, net	181,212,201	205,077,080
Reinsurance receivables on paid losses, net	25,097,392	13,116,607
Deferred policy acquisition costs	21,302,824	16,438,088
Prepaid reinsurance premiums	21,095,472	19,643,170
Deferred income taxes	29,097,197	29,251,550
Property, improvements and equipment, net	4,967,512	14,602,141
Other assets	7,607,191	4,074,424

Total assets	$1,013,906,420	$1,010,208,590

LIABILITIES
Unpaid losses and loss adjustment expenses	$538,252,703	$555,485,502
Reserve for unearned premiums	109,614,222	89,458,244
Ceded reinsurance payable	14,833,012	13,580,535
Notes payable	100,000,000	100,000,000
Dividends payable	1,185,029	737,308
Other liabilities	27,717,805	34,937,369

Total liabilities	791,602,771	794,198,958

SHAREHOLDERS’ EQUITY
Common stock	15,833,490	15,796,465
Paid-in capital	54,187,320	51,699,572
Accumulated other comprehensive loss	(21,353,928)	(22,977,781)
Retained earnings	261,673,358	259,527,967

	310,340,240	304,046,223
Treasury stock, at cost, 7,333,977 shares	(88,036,591)	(88,036,591)

Total shareholders’ equity	222,303,649	216,009,632

Total liabilities and shareholders’ equity	$1,013,906,420	$1,010,208,590

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Nine months ended September 30,
	2010	2009
Revenues:
Net premiums earned	$136,616,078	$117,676,922
Net investment income	7,640,954	15,365,438
Equity in earnings of limited partnerships	12,605,833	18,955,203
Net realized investment gains	7,207,898	2,320,323

Total other-than-temporary impairments	(300,199)	(478,407)
Portion of loss recognized in OCI (before taxes)	—	—

Net impairment loss recognized in earnings	(300,199)	(478,407)

Other (loss) income, net	(8,069,072)	3,439,012

Total revenues	155,701,492	157,278,491

Expenses:
Net losses and loss adjustment expenses incurred	83,846,049	57,843,159
Policy acquisition expenses	32,076,067	26,899,347
General and administrative expenses	35,511,326	30,876,796
Interest expense	5,101,160	5,047,269

Total expenses	156,534,602	120,666,571

(Loss) income before income taxes	(833,110)	36,611,920
Income tax provision:
Current	(4,917,883)	4,712,535
Deferred	(720,031)	(357,982)

Total income tax (benefit) expense	(5,637,914)	4,354,553

Net income	$4,804,804	$32,257,367

Weighted average number of shares of common stock outstanding-basic	8,490,509	8,422,448

Basic earnings per share	$.57	$3.83

Weighted average number of shares of common stock outstanding-diluted	8,814,282	8,624,267

Diluted earnings per share	$.55	$3.74

Dividends declared per share	$.30	$.14

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended September 30,
	2010	2009
Revenues:
Net premiums earned	$47,335,512	$38,506,255
Net investment income	85,903	3,792,061
Equity in earnings of limited partnerships	5,734,440	10,785,876
Net realized investment gains	—	545,780

Total other-than-temporary impairments	—	—
Portion of loss recognized in OCI (before taxes)	—	—

Net impairment loss recognized in earnings	—	—

Other (loss) income, net	(8,154,688)	3,311,542

Total revenues	45,001,167	56,941,514

Expenses:
Net losses and loss adjustment expenses incurred	31,363,254	19,831,468
Policy acquisition expenses	11,449,707	9,072,957
General and administrative expenses	12,655,086	10,398,637
Interest expense	1,730,044	1,683,238

Total expenses	57,198,091	40,986,300

(Loss) income before income taxes	(12,196,924)	15,955,214
Income tax provision:
Current	(652,353)	4,353,745
Deferred	(2,618,192)	(2,973,658)

Total income tax (benefit) expense	(3,270,545)	1,380,087

Net (loss) income	$(8,926,379)	$14,575,127

Weighted average number of shares of common stock outstanding-basic	8,499,573	8,431,788

Basic (loss) earnings per share	$(1.05)	$1.73

Weighted average number of shares of common stock outstanding-diluted	8,499,573	8,657,247

Diluted (loss) earnings per share	$(1.05)	$1.68

Dividends declared per share	$.10	$.06

The accompanying notes are an integral part of these consolidated financial statements.

NYMAGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows (used in) provided by operating activities:
Net income	$4,804,804	$32,257,367
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for deferred taxes	(720,031)	(357,982)
Net realized investment gain	(7,207,898)	(2,320,323)
Net impairment loss recognized in earnings	300,199	478,407
Equity in earnings of limited partnerships	(12,143,046)	(20,492,356)
Net amortization from bonds and commercial loans	(55,183)	821,888
Depreciation and other, net	958,621	1,024,857
Trading portfolio activities	3,198	29,217,972
Commercial loan activities	2,019,817	(1,615,100)
Loss on abandonment of computer equipment and software	8,176,225	—
Changes in:
Premiums and other receivables	(5,267,281)	(5,029,248)
Reinsurance receivables paid and unpaid, net	11,884,094	13,248,570
Ceded reinsurance payable	1,252,477	(236,064)
Accrued investment income	3,041,679	1,558,475
Deferred policy acquisition costs	(4,864,736)	(2,425,142)
Prepaid reinsurance premiums	(1,452,302)	(3,862,221)
Other assets	(3,532,766)	18,492,809
Unpaid losses and loss adjustment expenses	(17,232,799)	10,015,374
Reserve for unearned premiums	20,155,978	12,177,356
Other liabilities	(7,219,564)	6,862,546

Total adjustments	(11,903,318)	57,559,818

Net cash (used in) provided by operating activities	(7,098,514)	89,817,185

Cash flows provided by (used in) investing activities:
Held to maturity fixed maturities matured, repaid and redeemed	7,461,777	6,712,876
Available for sale fixed maturities acquired	(345,751,451)	(423,889,045)
Available for sale fixed maturities sold	719,040,449	264,735,655
Available for sale equity securities sold	53,960	—
Capital contributed to limited partnerships	(45,929,970)	(27,235,000)
Distributions and redemptions from limited partnerships	77,741,891	11,856,894
Net purchase of short-term investments	(5,111,622)	45,254,806
Receivable for investments disposed and not yet settled	(47,624,534)	23,843,597
Payable for securities not yet settled	—	5,445,700
Acquisition of property & equipment, net	499,783	(4,759,347)

Net cash provided by (used in) investing activities	360,380,283	(98,033,864)

Cash flows provided by from financing activities:
Proceeds from stock issuance and other	2,524,773	1,569,104
Cash dividends paid to stockholders	(2,211,692)	(1,133,072)

Net cash provided by financing activities	313,081	436,032

Net increase (decrease) in cash	353,594,850	(7,780,647)
Cash and cash equivalents at beginning of period	66,755,909	75,672,102

Cash and cash equivalents at end of period	$420,350,759	$67,891,455

Supplemental disclosures:
Interest paid	$6,542,867	$6,501,388
Net federal income tax received	$100,763	$9,148,020
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
Beginning in the third quarter of 2010, the Company presents the equity in earnings of partnership separately from net investment income on the income statement.
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
In June 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 is an amendment of ASC 855, Subsequent Events. ASC 855 established that an entity should disclose the date through which subsequent events have been evaluated. ASU 2010-09 amends ASC 855 to state that an SEC filer is not required to disclose the date through which subsequent events have been evaluated. The Company adopted ASU 2010-09 during the third quarter of 2010 and the adoption did not have an effect on its results of operations, financial position or liquidity.
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
In October 2010, the FASB issued ASU 2010-26, Financial Services — Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. ASU 2010-26 clarifies the definition of acquisition costs that are eligible for deferral. Acquisition costs are to include only those costs that are directly related to the successful acquisition or renewal of insurance contracts; incremental direct costs of contract acquisition that are incurred in transactions with either independent third parties or employees; and advertising costs meeting the capitalization criteria for direct-response advertising. This guidance will be effective for fiscal years beginning after December 15, 2011, and interim periods within those years. This guidance may be applied prospectively upon the date of adoption, with retrospective application permitted, but not required. Early adoption is permitted. The Company will adopt this guidance in the first quarter of 2012. The Company has not yet determined the impact adoption will have on its results of operations, financial position or liquidity.

(2) Investments:
A summary of the Company’s investment portfolio components at September 30, 2010 and December 31, 2009 is presented below:

	September 30, 2010	Percent	December 31, 2009	Percent

Fixed maturities held to maturity (adjusted amortized cost):
Residential mortgage-backed securities	$52,483,006	8.18%	$56,589,704	8.37%

Total fixed maturities held to maturity	$52,483,006	8.18%	$56,589,704	8.37%

Fixed maturities available for sale (fair value):
U.S. Treasury securities	$18,434,108	2.87%	$385,715,035	57.09%
Municipal obligations	824,548	0.13%	804,373	0.12%

Total fixed maturities available for sale	$19,258,656	3.00%	$386,519,408	57.21%

Total fixed maturities	$71,741,662	11.18%	$443,109,112	65.58%

Equity securities available for sale (fair value):
Common stock	$101,780	0.02%	$117,968	0.02%

Total equity securities	$101,780	0.02%	$117,968	0.02%

Cash, cash equivalents and short-term investments	$434,251,099	67.71%	$75,544,627	11.18%

Total fixed maturities, equity securities, cash, cash equivalents and short-term investments	$506,094,541	78.91%	$518,771,707	76.78%

Commercial loans (fair value)	$3,018,117	0.47%	$5,001,118	0.74%
Limited partnership hedge funds (equity)	$132,222,970	20.62%	$151,891,838	22.48%

Total investment portfolio	$641,335,628	100.00%	$675,664,663	100.00%

As of September 30, 2010, 92.1% of the Company’s fixed income and short-term investment portfolios were considered investment grade by S&P.
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
Pursuant to certain covenants in the Agreement and Plan of Merger with ProSight Specialty Insurance Holdings, Inc., dated July 15, 2010, the Company has submitted redemption notices for all of its hedge fund investments except for its investment in Tiptree Financial Partners, LP.
The Company’s investment in Tiptree Financial Partners, LP is valued at approximately $35 million at September 30, 2010. During the quarter, Tiptree Financial Partners, LP completed the acquisition of an entity for which the initial acquisition accounting is not yet completed. While the Company believes the purchase price approximates the fair value of identifiable assets acquired and liabilities assumed, the ultimate valuation of such assets and liabilities, including intangibles, which is still in process, may result in the recording of goodwill or a gain on bargain purchase.

Details of the residential mortgage-backed securities (“RMBS”) portfolio as of September 30, 2010, including publicly available qualitative information, are presented below:

				Weighted
				Average	Average
		Adjusted		Loan to	FICO	D60+	Credit	S&P	Moody’s
Security		amortized cost		Value %	Credit	Delinquency	Support	Rating	Rating
description	Issue date	(6)	Fair value	(1)	Score (2)	Rate (3)	Level (4)	(5)	(5)
AHMA 2006-3	7/2006	$10,457,012	$9,707,649	84.8	705	34.3	35.3	AA	Caa1
CWALT 2005-69	11/2005	6,677,549	6,077,223	80.1	698	55.3	47.6	CCC	Ba3
CWALT 2005-76	12/2005	6,605,873	6,341,236	81.4	699	54.1	47.1	CCC	B2
RALI 2005-QO3	10/2005	7,042,417	5,525,030	80.2	704	43.2	38.3	B-	B1
WaMu 2005-AR17	12/2005	5,688,359	6,976,057	72.4	715	29.2	49.3	AAA	A1
WaMu 2006-AR9	7/2006	7,842,748	8,649,699	73.7	731	33.4	22.5	B	Ba1
WaMu 2006-AR13	9/2006	8,169,048	9,296,959	75.1	728	32.8	22.9	CCC	B3

		$52,483,006	$52,573,853

(1)	The dollar-weighted average amortized loan-to-original value of the underlying loans at October 25, 2010.

(2)	Average FICO credit score at origination of remaining borrowers in the loan pool at October 25, 2010.

(3)	The percentage of the current outstanding principal balance that is more than 60 days delinquent as of October 25, 2010. This includes loans that are in foreclosure and real estate owned.

(4)	The current credit support provided by subordinate ranking tranches within the overall security structure at October 25, 2010.

(5)	Ratings as of October 25, 2010.

(6)	After OTTI recognized in OCI.
The Company’s cash flow analysis for each of these securities attempts to estimate the likelihood of any future impairment. While the Company does not believe there are any other than temporary impairments (“OTTI”) currently, future estimates may change depending upon the actual performance statistics reported for each security to the Company. This may result in future charges based upon revised estimates for delinquency rates, severity rates or prepayment patterns. These changes in estimates may be material. These securities are collateralized by pools of “Alt-A” mortgages, and receive priority payments from these pools. The Company’s securities rank senior to subordinated tranches of debt collateralized by each respective pool of mortgages. The Company has collected all applicable interest and principal repayments on such securities to date. As of October 25, 2010, the levels of subordination ranged from 22.5% to 49.3% of the total debt outstanding for each pool. Delinquencies within the underlying mortgage pools ranged from 29.2% to 55.3% of total amounts outstanding. For comparison purposes, as of October 25, 2009, delinquencies ranged from 28.7% to 51.1%, while subordination levels ranged from 25.7% to 51.0%. Delinquency rates are not the same as severity rates, or actual loss, but are an indication of the potential for losses of some degree in future periods.
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

As of September 30, 2010, there was no significant variance in RMBS securities prices from different pricing sources. Accordingly, the Company determined fair value using prices obtained from its custodian. From September 30, 2009 to June 30, 2010, there was variance in RMBS securities prices from different pricing sources, therefore, the Company determined fair value using a matrix pricing analysis.
There are government sponsored programs that may affect the performance of the Company’s RMBS. Further there has been recent moratoriums on foreclosures and extensive litigation regarding placing mortgages back to the originators, The Company is uncertain as to the impact, if any, these programs or events will have on the fair value of the Company’s RMBS. The fair value of such securities at September 30, 2010 was approximately $52.6 million.
The gross unrealized gains and losses on fixed maturities held to maturity and available for sale at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010
		OTTI	Adjusted	Gross	Gross
	Amortized	Recognized	Amortized Cost	Unrealized	Unrealized	Fair
	Cost	In OCI (a)	(after OTTI)	Gains	Losses	Value
RMBS	$85,667,249	$(33,184,243)	$52,483,006	$3,222,560	$(3,131,713)	$52,573,853
U.S. Treasury securities available for sale	18,185,942	—	18,185,942	248,166	—	18,434,108
Municipal obligations available for sale	740,467	—	740,467	84,081	—	824,548

Totals	$104,593,658	$(33,184,243)	$71,409,415	$3,554,807	$(3,131,713)	$71,832,509

	December 31, 2009
		OTTI	Adjusted	Gross	Gross
	Amortized	Recognized	Amortized Cost	Unrealized	Unrealized	Fair
	Cost	In OCI (a)	(after OTTI)	Gains	Losses	Value
RMBS	$93,081,210	$(36,491,506)	$56,589,704	$5,077,950	$(2,339,841)	$59,327,813
U.S. Treasury securities available for sale	384,638,048	—	384,638,048	1,317,809	(240,822)	385,715,035
Municipal obligations available for sale	740,286	—	740,286	64,087	—	804,373

Totals	$478,459,544	$(36,491,506)	$441,968,038	$6,459,846	$(2,580,663)	$445,847,221

(a)	Effective April 1, 2009, the Company adopted a new accounting standard resulting in a reclassification in the amount of $40.1 million of non-credit investment impairment losses previously recognized on the Company’s RMBS holdings that are currently being held to maturity. These securities are categorized as non-credit based on the Company’s impairment analysis. The Company is accreting from OCI to the amortized cost of the RMBS over their remaining life in a prospective manner on the basis of the amount and timing of future cash flows. The amount of the accretion was $3.3 million for the nine months ended September 30, 2010. The amount of accretion for the period April 1, 2009 to December 31, 2009 was $3.7 million.

Net investment income from each major category of investments for the periods indicated is as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
Fixed maturities held to maturity	$0.9	$1.5	$0.3	$0.4
Fixed maturities available for sale	3.5	7.1	0.1	2.5
Trading securities	3.4	4.5	—	0.8
Commercial loans	—	2.1	(0.3)	0.1
Short-term investments	—	0.4	—	0.1

Total investment income	7.8	15.6	0.1	3.9
Investment expenses	(0.2)	(0.2)	—	(0.1)

Net investment income	$7.6	$15.4	$0.1	$3.8

Details related to investment income from commercial loans and trading activities presented in the preceding table are as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
Interest and dividends earned	$0.7	$1.0	$0.2	$0.3
Net realized gains (losses)	3.2	(1.0)	—	(0.7)
Net unrealized (depreciation) appreciation	(0.5)	6.6	(0.5)	1.3

Total investment income from commercial loans and trading activities	$3.4	$6.6	$(0.3)	$0.9

The following tables summarize all fixed maturity securities in an unrealized loss position at September 30, 2010 and December 31, 2009, disclosing the aggregate fair value and gross unrealized loss for less than as well as more than 12 months:

	2010
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss (1)

Residential mortgage-backed securities held to maturity	$—	$—	$52,573,853	$(33,093,396)	$52,573,853	$(33,093,396)

Total temporarily impaired securities	$—	$—	$52,573,853	$(33,093,396)	$52,573,853	$(33,093,396)

	2009
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss (1)

Residential mortgage-backed securities held to maturity	$—	$—	$59,327,813	$(33,753,397)	$59,327,813	$(33,753,397)
U.S. Treasury Securities	198,588,058	(240,822)	—	—	198,588,058	(240,822)

Total temporarily impaired securities	$198,588,058	(240,822)	$59,327,813	$(33,753,397)	$257,915,871	$(33,994,219)

At September 30, 2010, the Company was holding seven fixed maturity securities that were in an unrealized loss position. The Company believes these unrealized losses are temporary, as they resulted from changes in market conditions, including interest rates or sector spreads, and are not considered to be credit risk related. The Company does not intend to sell nor does it expect to be required to sell the securities outlined above.
The amortized cost and fair value of debt securities that are not included in the Company’s commercial loan portfolio at September 30, 2010 are shown below by contractual maturity. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in one year or less	$15,864,433	$15,956,866
Due after one year through five years	2,321,509	2,477,242
Due after five years through ten years	482,492	528,505
Due after ten years	257,975	296,043

Subtotal	18,926,409	19,258,656

Residential mortgage-backed securities	52,483,006	52,573,853

Totals	$71,409,415	$71,832,509

The components for net realized gains (losses) for the nine months ended September 30, 2010 and 2009 are as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2010	2009	2010	2009

Realized gains (losses) on investments:
Fixed maturities gains	$7,424,553	$4,830,332	$—	$1,035,485
Equity securities gains	37,772	—	—	—
Fixed maturities losses	(254,427)	(2,378,981)	—	(496,513)
Short-term investments	—	(131,028)	—	6,808

Net realized investment gains before impairments	7,207,898	2,320,323	—	545,780

Fixed maturities impairments	(300,199)	(478,407)	—	—

Net realized investment gains after impairments	$6,907,699	$1,841,916	$—	$545,780

Proceeds from redemptions in investments held to maturity or disposals of fixed income investments available for sale for the nine months ended September 30, 2010 and 2009 were $726,502,226 and $271,448,477, respectively.
The OTTI of $300,199 recognized for the nine months ended September 30, 2010 resulted from the Company’s intention to sell certain U.S. Treasury securities under circumstances in which those securities are not expected to recover their entire amortized cost prior to sale. The Company recorded declines in values of investments considered to be OTTI of $478,407 for the nine months ended September 30, 2009, resulting from the Company’s intention to sell certain municipal securities whereby those securities were not expected to recover their entire amortized cost prior to sale.
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
The following table lists the financial guarantors, as well as the average S&P ratings and the average underlying S&P ratings, excluding the impact of credit enhancement, of the guaranteed municipal bonds in our investment portfolio in which there are a total of two municipal securities with a fair value of approximately $825,000 containing credit enhancements. The Company does not have any investments directly in the following financial guarantors.

	Fair	Average	Average
	Value	S&P	Underlying
Financial Guarantors	(in millions)	Rating	Rating

Financial Guaranty Insurance Company	0.3	AAA	AAA
Assured Guaranty Municipal Corporation	0.5	AA+	BBB-

Total	$0.8

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
The primary pricing sources for the Company’s commercial loan and common stock portfolios are reviewed for reasonableness, based on the Company’s understanding of the respective market. Prices may then be determined using valuation methodologies such as discounted cash flow models, as well as matrix pricing analyses performed on non-binding quotes from brokers or other market-makers. As of September 30, 2010, the Company did not utilize an alternate valuation methodology for its RMBS, commercial loan or common stock portfolios.

The following are the major categories of assets measured at fair value on a recurring basis for the periods ended September 30, 2010 and December 31, 2009, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	September 30, 2010
	Level 1:
	Quoted
	Prices in	Level 2:
	Active	Significant	Level 3:
	Markets for	Other	Significant	Total at
	Identical	Observable	Unobservable	September 30,
	Assets	Inputs	Inputs	2010

Fixed maturities available for sale	$18,434,108	$824,548	$—	$19,258,656
Commercial loans	—	—	3,018,117	3,018,117
Common stock	—	—	101,780	101,780

Total	$18,434,108	$824,548	$3,119,897	$22,378,553

	December 31, 2009
	Level 1:
	Quoted
	Prices in	Level 2:
	Active	Significant	Level 3:
	Markets for	Other	Significant	Total at
	Identical	Observable	Unobservable	December 31,
	Assets	Inputs	Inputs	2009

Fixed maturities available for sale	$385,715,035	$804,373	$—	$386,519,408
Commercial loans	—	—	5,001,118	5,001,118
Common stock	—	—	117,968	117,968

Total	$385,715,035	$804,373	$5,119,086	$391,638,494

The investments classified as Level 3 in the above table consist of commercial loans and common stock, for which the Company has determined that quoted market prices of similar investments are not determinative of fair value. The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs during the nine months and three months ended September 30, 2010.

	Nine months ended September 30, 2010			Three months ended September 30, 2010
	Commercial	Common		Commercial	Common
	Loans	Stocks	Total	Loans	Stocks	Total
Beginning balance	$5,001,118	$117,968	$5,119,086	$3,351,132	$101,780	$3,452,912

Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(517,862)	37,772	(480,090)	(485,114)	—	(485,114)
Included in other comprehensive income	—	—	—	—	—	—

Purchases, sales, maturities, repayments, redemptions and amortization	(1,465,139)	(53,960)	(1,519,099)	152,099	—	152,099

Transfers from Level 3	—	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—	—

Ending balance	$3,018,117	$101,780	$3,119,897	$3,018,117	$101,780	$3,119,897

Management believes that the use of the fair value option to record commercial loan purchases is consistent with its objective for such investments. As such, the entire commercial loan portfolio, consisting of three securities valued at $3.0 million at September 30, 2010 was recorded at fair value. All loans are current with respect to interest payments. The Company also has one small common stock position at September 30, 2010, which was recorded at fair value.
(4) Income Taxes:
The Company files tax returns subject to the tax regulations of federal, state and local tax authorities. A tax benefit taken in the tax return but not in the financial statements is known as an “unrecognized tax benefit.” The Company had no unrecognized tax benefits at either September 30, 2010 or September 30, 2009. The Company’s policy is to record interest and penalties related to unrecognized tax benefits to income tax expense. The Company did not incur any interest or penalties related to unrecognized tax benefits for each of the nine months ended September 30, 2010 and September 30, 2009.
At September 30, 2010, state net operating losses that can be carried forward are $12,913,839. The range of years in which the state NOL carryforwards, which are primarily in the State of New York, can be carried forward against future tax liabilities is from 2010 to 2029. At September 30, 2010, federal realized capital losses that can be carried forward are $1,294,556. The range of years in which the federal capital loss carryforwards can be carried forward is from 2010 to 2014. The estimate for federal capital losses may differ from the actual amount ultimately filed in the Company’s tax return.
As of September 30, 2010, the Company has recorded a valuation allowance of $4,960,384 with respect to the uncertainty in the realization of capital loss carryforwards. The Company considered various tax planning strategies to support the recoverability of existing deferred income taxes for capital loss carryforwards. This included an analysis of the timing and availability of unrealized positions in the Company’s investment portfolio. Included in changes in the valuation allowance were tax benefits of $6,359,026 for the nine months ended September 30, 2010, as a result of the reversal of the deferred tax valuation allowance previously provided for capital losses that are now considered ordinary and a reversal of the deferred tax valuation resulting from sales of U.S. Treasury securities. For the nine months ended September 30, 2009, the Company recorded tax benefits of $5,924,398 as a result of the partial reversal of the deferred tax valuation previously provided for capital losses. This resulted from capital gains achieved within the investment portfolio. Management believes the deferred tax asset, net of the recorded valuation allowance account, as of September 30, 2010 will more-likely-than-not be fully realized.

The provision for federal income (benefit) expense is different from that which would be obtained by applying the statutory federal income tax rate to income before taxes. The significant items causing this difference for the nine months and three months ended September 30, 2010 and 2009 are as follows:

	Nine months ended September 30,				Three months ended September 30,
	2010		2009		2010		2009
	(in thousands)		(in thousands)		(in thousands)		(in thousands)

Provision computed at statutory rate	$(292)	35.0%	$12,814	35.0%	$(4,269)	35.0%	$5,584	35.0%

Tax-exempt interest	(10)	1.2	(1,846)	(5.0)	(3)	—	(631)	(4.0)
Dividends received deduction	—	—	(37)	(0.1)	—	—	—	—
Proration	2	(0.2)	249	0.7	—	—	71	0.4
Valuation allowance	(5,428)	651.6	(4,749)	(13.0)	341	(2.8)	(2,120)	(13.3)
State taxes	(927)	111.3	(1,144)	(3.1)	(344)	2.8	(521)	(3.3)
Merger transaction costs	764	(91.7)	—	—	764	(6.3)	—	—
Life insurance income	—	—	(1,128)	(3.1)	—	—	(1,128)	(7.1)
Other	253	(30.4)	196	0.5	240	(1.9)	125	0.9

Total income tax (benefit) expense	$(5,638)	(676.8)%	$4,355	11.9%	$(3,271)	(26.8)%	$1,380	8.6%

(5) Comprehensive Income
The Company’s comparative comprehensive income is as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Net income (loss)	$4,805	$32,257	$(8,926)	$14,575
Other comprehensive income (loss), net of deferred taxes:
Unrealized holding gains on securities, net of deferred tax (benefit) expense of $(3,086), $5,306, $(138) and $2,197	9,184	9,854	114	4,079
Noncredit component of other than temporarily impaired securities (a):
Held-to-maturity, net of deferred benefit of $0, $(14,053), $0 and $0	—	(26,099)	—	—
Accretion of noncredit portion of impairment on held-to-maturity, net of deferred tax expense of $1,158, $729, $384 and $376	2,150	1,355	713	698
Less: reclassification adjustment for gains realized in net income, net of tax (benefit) expense of $(2,802), $812, $(130) and $191	10,010	1,508	130	355
Less: reclassification adjustment for impairment losses recognized in net income, net of tax benefit of $(105), $(167), $0 and $0	(300)	(311)	—	—

Other comprehensive income (loss)	1,624	(16,087)	697	4,422

Comprehensive income (loss)	$6,429	$16,170	$(8,229)	$18,997

(6) Earnings per share:
Reconciliations of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for each of the periods reported herein are presented below:

	Nine months ended September 30,
	2010			2009
		Weighted			Weighted
		Average			Average
	Net	Shares		Net	Shares
	Income	Outstanding	Per	Income	Outstanding	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
	(In thousands, except for per share data)
Basic EPS	$4,805	8,491	$0.57	$32,257	8,422	$3.83
Effect of dilutive securities:
Equity awards and purchased options	—	323	$(.02)	—	202	$(.09)

Diluted EPS	$4,805	8,814	$0.55	$32,257	8,624	$3.74

	Three months ended September 30,
	2010			2009
		Weighted			Weighted
		Average			Average
	Net	Shares		Net	Shares
	Loss	Outstanding	Per	Income	Outstanding	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
	(In thousands, except for per share data)
Basic EPS	$(8,926)	8,500	$(1.05)	$14,575	8,432	$1.73
Effect of dilutive securities:
Equity awards and purchased options	—	—	$—	—	225	$(.05)

Diluted EPS	$(8,926)	8,500	$(1.05)	$14,575	8,657	$1.68

(7) Incentive Compensation:
Share-based Plans:
The Company records compensation costs using the fair value of all share awards. Compensation expense is recorded pro-rata over the vesting period of the award.
The Company has established three share-based incentive compensation plans (the “Plans”), which are described below. Management believes that the Plans provide a means whereby the Company may attract and retain persons of ability to exert their best efforts on behalf of the Company. The Plans generally allow for the issuance of grants and exercises through newly issued shares, treasury stock, or any combination thereof to officers, key employees and directors who are employed by, or provide services to the Company. The compensation cost that has been charged against income for the Plans was approximately $2,512,000 and $1,647,000 for the nine months ended September 30, 2010 and 2009, respectively. The approximate total income tax benefit accrued and recognized in the Company’s financial statements for the nine months ended September 30, 2010 and 2009 related to share-based compensation expenses was approximately $770,000 and $577,000, respectively.
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
Stock Options
The fair value of each option award has been estimated as of the respective grant-date using the Black-Scholes option-pricing model assuming the following inputs:

	September 30,	September 30,
	2010	2009

Expected volatility	N/A	41.5-67.3%
Expected dividends	N/A	1.21-1.62%
Expected term (in years)	N/A	3-4
Risk-free rate	N/A	1.34-1.43%
The Company did not grant any stock option awards through the Option Plans during the nine months ended September 30, 2010. The weighted-average grant-date fair value of options granted for the nine months ended September 30, 2010 and 2009 was $0 and $3.00 per share, respectively. There was $46,673 of unrecognized compensation cost related to unvested options awarded pursuant to the Option Plans as of September 30, 2010, which will be recognized over the remaining weighted-average vesting period of approximately 1.9 years. The total intrinsic value of options exercised during the nine months ended September 30, 2010 was approximately $9,551. As of September 30, 2010, the aggregate intrinsic value was $2,925,040 for both options outstanding and vested and exercisable.
The following table sets forth stock option activity for the Option Plans for the nine months ended September 30, 2010 and 2009:

	September 30, 2010		September 30, 2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number of	Price	Number of	Price
Shares Under Option	Shares	Per Share	Shares	Per Share
Outstanding, beginning of year	314,950	$15.76	185,950	$16.48
Granted	—	$—	130,000	$14.80
Exercised	(2,500)	$14.47	(5,000)	$12.59
Forfeited	(15,000)	$19.15	(6,000)	$14.47

Outstanding, end of period	297,450	$15.85	304,950	$15.72

Exercisable, end of period	284,950	$15.69	159,950	$16.03

The weighted-average remaining contractual term as of September 30, 2010 for options outstanding and options vested and exercisable was approximately 2.5 and 2.1 years, respectively. For the nine months ended September 30, 2010 and September 30, 2009, the Company received approximately $36,000 and $62,950, respectively, in cash for the exercise of stock options granted under the Option Plans.

Restricted Share Units (“RSUs”) and Deferred Share Units (“DSUs”)
RSUs, as well as restricted shares, become vested and convertible into shares of common stock when the restrictions applicable to them lapse. In accordance with ASC 718, the fair value of nonvested shares is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of September 30, 2010, there was $1,920,514 of unrecognized compensation cost related to RSUs, which is expected to be recognized over a remaining weighted-average vesting period of approximately two years. The total fair value of RSUs vested and converted to shares of common stock during the nine months ended September 30, 2010 and 2009 was $323,690 and $398,334, respectively.
The Company has settled annual Board of Directors fees, in part, through the issuance of DSUs. DSUs are vested immediately and are typically converted into shares of the Company’s common stock upon the departure of the grantee director. For the nine months ended September 30, 2010, fees of $641,200, have been settled by the grant of 36,831 DSUs.
The following table sets forth activity for the LTIP as it relates to RSUs and DSUs for the nine months ended September 30, 2010 and 2009:

	September 30, 2010		September 30, 2009
		Weighted		Weighted
		Average		Average
		Grant		Grant
		Date Fair		Date Fair
	Number of	Value	Number of	Value
RSUs and DSUs	Shares	Per Share	Shares	Per Share
Nonvested, beginning of year	113,292	$24.49	136,900	$27.14
Granted	132,856	$17.93	32,466	$16.01
Vested	(111,316)	$20.86	(86,066)	$22.59
Forfeited	(4,000)	$40.15	—	$—

Nonvested, end of period	130,832	$20.21	83,300	$27.51

Unrestricted shares of the Company’s common stock have been granted pursuant to the LTIP. 17,525 shares were granted to George Kallop, the former Chief Executive Officer and director of the Company, during the nine months ended September 30, 2010. The unrestricted stock awards settled compensation costs of $300,028. There were no unrestricted stock awards granted during the nine months ended September 30, 2009.
Employee Stock Purchase Plan
The Company established the Employee Stock Purchase Plan (the “ESPP”) in 2004. The ESPP allows eligible employees of the Company and its designated affiliates to purchase, through payroll deductions, shares of common stock of the Company. The ESPP is designed to retain and motivate the employees of the Company and its designated affiliates by encouraging them to acquire ownership in the Company on a tax-favored basis. The price per common share sold under the ESPP is 85% (or more if the Board of Directors or the committee administering the plan so provides) of the closing price of the Company’s shares on the New York Stock Exchange on the day the Common Stock is offered. The Company has reserved 50,000 shares for issuance under the ESPP. There were no shares issued under the ESPP during the nine and three month periods ended September 30, 2010 and 2009.
(8) Nature of Business and Segment Information:
The Company’s subsidiaries include three insurance companies and three insurance agencies. These subsidiaries underwrite commercial insurance in three major lines of business. The Company considers ocean marine, inland marine/fire and other liability as appropriate segments for purposes of evaluating the Company’s overall performance. A final segment includes the aircraft business. The Company ceased writing any new policies covering common carrier aircraft risks subsequent to September 30, 2002, although in October 2009 it began to write policies on small, non-common carrier aircraft. The Company evaluates revenues and income or loss by the aforementioned segments. Revenues include premiums earned and commission income. Income or loss includes premiums earned and commission income less the sum of losses incurred and policy acquisition costs.

The financial information by segment is as follows:

	Nine months ended September 30,
	2010		2009
	(in thousands)
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)
Ocean marine	$36,565	$19,463	$39,756	$22,576
Inland marine/fire	6,142	564	4,078	1,405
Other liability	93,830	111	74,055	6,826
Aircraft	153	630	(63)	2,277

Subtotal	136,690	20,768	117,826	33,084

Net investment income	7,641	7,641	15,366	15,366
Equity in earnings of limited partnerships	12,606	12,606	18,955	18,955
Net realized investment gains	7,208	7,208	2,320	2,320

Total other-than-temporary impairments	(300)	(300)	(478)	(478)
Portion of loss recognized in OCI (before taxes)	—	—	—	—

Net impairment loss recognized in earnings	(300)	(300)	(478)	(478)

Other (loss) income, net	(8,143)	(8,143)	3,289	3,289
General and administrative expenses	—	(35,512)	—	(30,877)
Interest expense	—	(5,101)	—	(5,047)
Income tax benefit (expense)	—	5,638	—	(4,355)

Total	$155,702	$4,805	$157,278	$32,257

	Three months ended September 30,
	2010		2009
	(in thousands)
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)
Ocean marine	$11,534	$6,880	$12,367	$8,684
Inland marine/fire	1,829	140	1,329	1,087
Other liability	33,933	(2,547)	24,811	(320)
Aircraft	34	44	86	238

Subtotal	47,330	4,517	38,593	9,689

Net investment income	86	86	3,792	3,792
Equity in earnings of limited partnerships	5,734	5,734	10,786	10,786
Net realized investment gains	—	—	546	546

Total other-than-temporary impairments	—	—	—	—
Portion of loss recognized in OCI (before taxes)	—	—	—	—

Net impairment loss recognized in earnings	—	—	—	—

Other (loss) income, net	(8,149)	(8,149)	3,224	3,224
General and administrative expenses	—	(12,655)	—	(10,399)
Interest expense	—	(1,730)	—	(1,683)
Income tax benefit (expense)	—	3,271	—	(1,380)

Total	$45,001	$(8,926)	$56,941	$14,575

(9) Computer Systems:
During the preparation and review of our financial statements for this quarterly report on Form 10-Q, the Company determined that certain computer equipment and software no longer possessed any future service potential and accounted for it as an abandoned asset. Accordingly, the Company charged off $8.1 million relating to disposition of the computer systems.
(10) Related Party Transactions:
The Company entered into an investment management agreement with Mariner Partners, Inc. (“Mariner”) effective October 1, 2002, which was amended and restated on December 6, 2002. Under the terms of this agreement, Mariner manages the Company’s and its subsidiaries, New York Marine And General Insurance Company’s and Gotham Insurance Company’s investment portfolios. Fees to be paid to Mariner are based on a percentage of the investment portfolios as follows: .20% of liquid assets, .30% of fixed maturity investments and 1.25% of limited partnership (hedge fund) and equity security investments. Another of the Company’s subsidiaries, Southwest Marine And General Insurance Company, entered into an investment management agreement, the substantive terms of which are identical to those set forth above, with a subsidiary of Mariner, Mariner Investment Group, Inc. (“Mariner Group”) effective March 1, 2007. William J. Michaelcheck, a former director of the Company, is the Chairman and the beneficial owner of a substantial number of shares of Mariner. George R. Trumbull, a director and the President and Chief Executive Officer of the Company, A. George Kallop, formerly President, Chief Executive Officer and a director of the Company, and William D. Shaw, Jr., Vice Chairman and a director of the Company, are also associated with Mariner. Investment fees incurred under the agreements with Mariner were $1,587,384,548 and $1,537,156 for the nine months ended September 30, 2010 and 2009, respectively.
As of September 30, 2010, the Company held approximately $95.7 million in limited partnership and limited liability company interests in hedge funds, which are selected or directly managed by Mariner.
(11) Legal Proceedings:
Two former pool members, Utica Mutual Insurance Company (“Utica Mutual”) and Arkwright Mutual Insurance Company (“Arkwright”), which is currently part of the FM Global Group, withdrew from the pools in 1994 and 1996, respectively, and retained the liability for their effective pool participation for all loss reserves, including losses incurred but not reported (“IBNR”) and unearned premium reserves attributable to policies effective prior to their withdrawal from the pools. In December, 2007, MMO, which has been managing the pools without compensation pursuant to a Restated Management Agreement entered into with pool members in 1986, served notice on the pool members of its intent to terminate the Restated Management Agreement, effective December 31, 2009. Two of the pool members, Utica Mutual and Arkwright, rejected MMO’s notice of intent to terminate, and MMO initiated an arbitration against them, seeking an arbitral award, confirming its right to terminate the Restated Management Agreement, or in the alternative, seeking a reformation of the Restated Management Agreement. An arbitration hearing was held in January and February, 2010, but an award is not expected until December 2010, at the earliest.
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

(12) Subsequent Events:
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
On September 1, 2010, the actions were consolidated and, on September 3, 2010, the plaintiffs filed a consolidated amended complaint. In addition to the allegations set forth above, the consolidated amended complaint also alleges that the Company’s directors breached their fiduciary duties in disseminating incomplete and/or inaccurate information regarding the proposed merger, and added Goldman, Sachs & Co. as a defendant based on allegations that it aided and abetted the directors’ alleged breach of their fiduciary duties.
Although the Company believes that the claims asserted in the actions are without merit, on October 22, 2010, the parties entered into a memorandum of understanding reflecting an agreement in principle to settle and dismiss the actions on the basis that certain additional disclosures would be made in the Proxy Statement provided to the Company’s shareholders. The proposed settlement is subject to court approval and other conditions.

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
In prior years, the Company issued policies covering aircraft insurance; however, the Company ceased writing any new policies covering aircraft risks as of September 30, 2002. The Company decided to exit the commercial aviation insurance business, because it is highly competitive, generated underwriting losses during the 1990s and is highly dependent on the purchase of substantial amounts of reinsurance, which became increasingly expensive after the events of September 11, 2001. In 2009, however, the Company began underwriting policies covering single engine non-commercial aircraft.
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
Results of Operations
The Company reported a net loss for the third quarter ended September 30, 2010 of $(8.9) million, or $(1.05) per diluted share, compared with net income of $14.6 million, or $1.68 per diluted share, for the third quarter of 2009. The decrease in results of operations for the third quarter of 2010 when compared to the same period of 2009 was primarily attributable to an after tax write-off of $5.3 million relating to its computer systems that we determined to make during the preparation and review of our financial statements for this quarterly report on Form 10-Q, as well as an increase in losses incurred and a decrease in investment income.
The Company reported net income for the nine months ended September 30, 2010 of $4.8 million, or $.55 per diluted share, compared with $32.3 million, or $3.74 per diluted share, for the same period in 2009. The decrease in results of operations for the nine months ended September 30, 2010 when compared to the same period of 2009 was primarily attributable to the after tax write-off of $5.3 million relating to its computer systems referred to in the preceding paragraph, as well as an increase in incurred losses and a decrease in investment income, which was partially offset by an increase in realized investment gains and tax benefits of $6.3 million, or $.71 per diluted share, as a result of the partial reversal of the deferred tax valuation allowance previously provided for capital losses.

Shareholders’ equity increased to $222.3 million as of September 30, 2010 compared to $216.0 million as of December 31, 2009. The increase was primarily attributable to net income for the period which was partially offset by dividends declared.
The Company’s gross premiums written, net premiums written and net premiums earned increased by 13%, 23% and 16%, respectively, for the nine months ended September 30, 2010, when compared to the same period of 2009.
Premiums for each segment were as follows:
NYMAGIC Gross Premiums Written By Segment

	Nine months ended September 30,			Three months ended September 30,
	2010	2009	Change	2010	2009	Change
	(dollars in thousands)			(dollars in thousands)
Ocean marine	$55,479	$61,414	(10)%	$16,998	$16,814	1%
Inland marine/fire	15,516	15,750	(1)%	4,416	4,458	(1)%
Other liability	117,083	90,161	30%	40,315	28,121	43%

Subtotal	188,078	167,325	12%	61,729	49,393	25%
Runoff lines (Aircraft)	520	78	NM	158	69	NM

Total	$188,598	$167,403	13%	$61,887	$49,462	25%

NYMAGIC Net Premiums Written By Segment

	Nine months ended September 30,			Three months ended September 30,
	2010	2009	Change	2010	2009	Change
	(dollars in thousands)			(dollars in thousands)
Ocean marine	$39,420	$41,664	(5)%	$12,205	$11,727	4%
Inland marine/fire	7,497	5,181	45%	1,351	1,405	(4)%
Other liability	107,964	79,210	36%	36,629	24,470	50%

Subtotal	154,881	126,055	23%	50,185	37,602	33%
Runoff lines (Aircraft)	439	(63)	NM	75	86	NM

Total	$155,320	$125,992	23%	$50,260	$37,688	33%

NYMAGIC Net Premiums Earned By Segment

	Nine months ended September 30,			Three months ended September 30,
	2010	2009	Change	2010	2009	Change
	(dollars in thousands)			(dollars in thousands)
Ocean marine	$36,501	$39,689	(8)%	$11,549	$12,264	(6)%
Inland marine/fire	6,142	4,078	51%	1,829	1,329	38%
Other liability	93,820	73,973	27%	33,923	24,827	37%

Subtotal	136,463	117,740	16%	47,301	38,420	23%
Runoff lines (Aircraft)	153	(63)	NM	34	86	NM

Total	$136,616	$117,677	16%	$47,335	$38,506	23%

Ocean marine gross premiums written for the nine months ended September 30, 2010 decreased by 10%, primarily reflecting reduced volume due to competitive markets as well as slightly lower premium rates in the various marine classes. Ocean marine net premiums written and net premiums earned for the nine months ended September 30, 2010 decreased by 5% and 8%, respectively, when compared to the same period of 2009 and largely reflected the decline in gross premiums written which was partially offset by lower excess of loss reinsurance costs resulting from larger net loss retentions on business written in the current policy year.

Ocean marine gross premiums written for the three months ended September 30, 2010 increased by 1%, primarily reflecting rate increases on rig premiums which were partially offset by slightly lower premium rates in the other various marine classes. Ocean marine net premiums written and net premiums earned for the three months ended September 30, 2010 increased by 4% and decreased by 6%, respectively, when compared to the same period of 2009 and largely reflected lower excess of loss reinsurance costs.
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
Inland marine/fire gross premiums written decreased 1% and net premiums written increased by 45% for the nine months ended September 30, 2010, respectively, when compared to the same period of 2009. Net premiums earned for the nine months ended September 30, 2010 increased by 51%. Gross premiums reflected mildly lower market rates and lower production in the fire class, which were partially offset by increases in production in surety business that were attributable to an additional agent appointment. The increase in net premiums written and net premiums earned reflected larger net retention levels of fire premiums when compared to the prior year’s first nine months as well as larger amounts of surety premiums which are written net of reinsurance.
Inland marine/fire gross premiums and net premiums written decreased by 1% and 4%, respectively, for the three months ended September 30, 2010 when compared to the same period of 2009. Gross premiums written for the three months ended September 30, 2010 reflect decreases in production and mild rate decreases in fire premiums that were partially offset by increasing business in surety risks. Net premiums earned for the three months ended September 30, 2010 increased by 38% largely reflecting increased net premiums from earlier in the year.
Other liability gross premiums written and net premiums written increased 30% and 36%, respectively, for the nine months ended September 30, 2010 when compared to the same period in 2009. Net premiums earned for the nine months ended September 30, 2010 increased by 27% when compared to the same period in 2009. The increases in premiums are primarily due to production from MMO Agencies, which was formed in 2008 to write premiums through a network of general agents with binding authority subject to underwriting criteria established and monitored by the Company. In addition, commercial auto liability premiums grew largely as a result of the appointment of a new agent that focuses on trucking business written primarily in California. Net premiums written reflected the increase in gross written premiums as well as higher net retention levels in the professional liability class.
Other liability gross premiums written and net premiums written increased 43% and 50%, respectively, for the three months ended September 30, 2010 when compared to the same period in 2009. Net premiums earned for the three months ended September 30, 2010 increased by 37% when compared to the same period in 2009. The increase in gross and net premiums written is largely attributable to premiums from MMO Agencies, commercial auto premiums resulting from the new agent appointment and production increases in excess workers’ compensation premiums.
Net losses and loss adjustment expenses incurred as a percentage of net premiums earned (the loss ratio) was 66.3% for the three months ended September 30, 2010 as compared to 51.5% for the same period of 2009. The loss ratio was 61.4% for the nine months ended September 30, 2010 as compared to 49.2% for the same period in 2009. Contributing to the higher loss ratios in 2010 were increased severity losses in the ocean marine and inland marine/fire lines of business, larger than expected loss ratios in the professional liability and commercial auto classes as well as lower amounts of overall favorable reserve development. Contributing to a higher ocean marine loss ratio in 2010 were larger severity losses. The other liability loss ratio increased due to larger than expected loss ratios in the professional liability class due to a greater frequency of losses as well as larger severity losses, which were partially offset by lower loss estimates used for contractors liability business. The inland marine/fire segment reflected a higher loss ratio in 2010 largely attributable to severity losses and lower amounts of favorable loss reserve development.
The Company reported favorable development of prior year loss reserves of $2.7 million during the first nine months of 2010 as a result of favorable reported loss trends arising from the ocean marine, excess workers’ compensation and contractors’ liability lines of business in 2010, which was partially offset by adverse development in the professional liability class. Adverse development of prior year loss reserves of $(1.0) million during the third quarter of 2010 was largely attributable to the professional liability class in accident years 2007 and 2008, but partially offset by favorable development in the ocean marine and excess workers’ compensation classes. In addition, partially contributing to the favorable loss development in 2010 was approximately $0.6 million and $0.3 million in the nine months and third quarter ended September 30, respectively, in favorable loss development in the aviation line.

The Company reported favorable development of prior year loss reserves of $13.2 million and $3.9 million during the first nine months and third quarter of 2009, respectively, as a result of favorable reported loss trends arising from the ocean marine and other liability lines of business in 2009, including the favorable resolution of large severity claims and lower than expected emergence of claims. In addition, partially contributing to the favorable loss development in 2009 were approximately $2.3 million and $0.2 million in the nine months and third quarter ended September 30, respectively, in favorable loss development in the aviation line.
Policy acquisition costs as a percentage of net premiums earned (the acquisition cost ratio) for the three months ended September 30, 2010 and September 30, 2009 were 24.2% and 23.6%, respectively. The acquisition cost ratios for the nine months ended September 30, 2010 and 2009 were 23.5% and 22.9%, respectively. The slightly higher acquisition cost ratio for the three and nine months ended September 30, 2010 was largely attributable to increased writings within the other liability line of business which have higher acquisition costs associated with them. The inland marine/fire segment also reported higher acquisition cost ratios in 2010 when compared to the three months and nine months ended September 30, 2009 largely as a result of increased surety premiums and lower reinsurance commissions in the fire class due to lower premium cessions to reinsurers. The ocean marine class also reported a lower acquisition cost ratio in 2010 when compared to 2009 largely due to lower excess of loss reinsurance costs in rig premiums which have lower net commissions.
General and administrative expenses increased by 22% and 15% for the third quarter and nine months ended September 30, 2010 when compared to the same period of 2009. Larger expenses were incurred in 2010 due to compensation and related benefits to service the growth in the Company’s business operations, merger expenses of $2.1 million, and arbitration expenses including legal expenses from disputes arising from reinsurance receivables.
The Company’s combined ratio (the loss ratio, the acquisition cost ratio and general and administrative expenses divided by net premiums earned) was 117.2% for the three months ended September 30, 2010 as compared to 102.1% for the same period in 2009. The Company’s combined ratio was 110.8% for the nine months ended September 30, 2010 as compared to 98.3% for the same period in 2009.
Interest expense of $5.1 million and $1.7 million for the nine and three months ended September 30, 2010 was comparable to the same periods of 2009.
Net investment income for the nine months ended September 30, 2010 was $7.6 million as compared to $15.4 million for the same period of 2009. Net investment income in 2010 decreased primarily as a result of lower investment yields on a larger short-term investment portfolio. Investment income from fixed maturities, available for sale, was lower in 2010 primarily due to lower investment balances carried when compared to the prior year’s first nine months. Investment income from commercial loans was greater in 2009 when compared to 2010 primarily due to unrealized appreciation in such investments. Trading portfolio income of $3.4 million in 2010 resulted primarily from realized gains associated with sales of U.S. Treasury securities as compared to $4.5 million for 2009, which resulted primarily from increases in the market value of tax-exempt securities.
Net investment income for the three months ended September 30, 2010 was $86,000 as compared to $3.8 million for the same period of 2009. Net investment income in 2010 reflected decreased primarily as a result of lower investment yields on a larger short-term investment portfolio. Investment income from fixed maturities, available for sale, was lower in 2010 primarily due to lower investment balances carried when compared to the prior year’s third quarter. Trading portfolio income of $0.0 million in 2010 compared to $0.8 million for 2009, which resulted primarily from increases in the market value of tax-exempt securities.

Investment income, net of investment fees, from each major category of investments was as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
Fixed maturities held to maturity	$0.9	$1.5	$0.3	$0.4
Fixed maturities available for sale	3.5	7.1	0.1	2.5
Trading securities	3.4	4.5	—	0.8
Commercial loans	—	2.1	(0.3)	0.1
Short-term investments	—	0.4	—	0.1

Total investment income	7.8	15.6	0.1	3.9
Investment expenses	(0.2)	(0.2)	—	(0.1)

Net investment income	$7.6	$15.4	$0.1	$3.8

Equity in earnings of limited partnerships for the nine months ended September 30, 2010 was $12.6 million as compared to $19.0 million for the same period of 2009. Limited partnership income for the first nine months of 2010 decreased from the same period of the prior year as a result of lower returns amounting to 9.0% as compared to 14.6% for the same period of 2009. For the first nine months of 2010, G-7 fund arbitrage strategies and our investment in Tiptree Financial Partners LP (when compared to our prior investment in Altrion), reported lower returns than the prior year’s comparable period. Partially offsetting this decline was an increase in returns from multi-strategy funds.
Equity in earnings of limited partnerships for the three months ended September 30, 2010 was $5.7 million as compared to $10.8 million for the same period of 2009. The decrease in limited partnership income was largely due to the performance of the Company’s investments in G-7 arbitrage strategies and Tiptree Financial Partners, LP. Limited partnerships reported lower overall yields of 4.8% in 2010 as compared to 7.0% in 2009.
As of September 30, 2010 and September 30, 2009, investments in limited partnerships amounted to approximately $132.1 million and $158.8 million, respectively. The equity method of accounting is used to account for the Company’s limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership hedge fund to results of operations.
As of September 30, 2010 and September 30, 2009, investments in the trading and commercial loan portfolios collectively amounted to approximately $3.0 million and $4.3 million, respectively. Net investment income for the nine months ended September 30, 2010 and 2009 reflected approximately $3.4 million and $6.6 million, respectively, derived from combined trading portfolio and commercial loan activities. These activities primarily include the trading of U.S. Treasury securities, commercial loans, municipal obligations and preferred stocks. The Company’s trading and commercial loan portfolios are marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of trading and commercial loan investments are also recognized in net investment income.
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
Other (loss) income decreased to $(8.2) million for the three months ended September 30, 2010 from $3.3 million for the same period in the prior year. Other (loss) income decreased to $(8.1) million for the nine months ended September 30, 2010 from $3.4 million for the same period in the prior year. During the preparation and review of our financial statements for this quarterly report on Form 10-Q, the Company determined that certain computer equipment and software no longer possessed any future service potential and accounted for it as an abandoned asset. Accordingly, the Company charged off $8.1 million relating to disposition of the computer systems. The income in 2009 was attributable to the Company’s receipt of $3.2 million in the third quarter of 2009 as beneficiary of a life insurance policy on a former director.
There were no realized gains for the three months ended September 30, 2010 as compared to net realized investment gains of $0.5 million for the same period in the prior year. Net realized investment gains were $6.9 million for the nine months ended September 30, 2010 as compared to net realized gains of $2.3 million for the same period in the prior year. Net realized investment gains in 2010 and 2009 primarily reflected gains from the sales of U.S. Treasury securities.

Write-downs from OTTI in the fair value of securities amounted to $0 and $0.3 million for the three months and nine months ended September 30, 2010, respectively as compared to$0 and $0.5 million for the three months and nine months ended September 30, 2009. The OTTI recorded for the nine months ended September 30, 2010 was attributable to the Company’s intention to sell U.S. Treasury securities that were not expected to recover their entire amortized cost prior to sale. The OTTI recorded for the nine months ended September 30, 2009 was attributable to the Company’s intention to sell certain municipal securities that were not expected to recover their entire amortized cost prior to sale.
Total income tax (benefit) expense amounted to $(3.3) million and $1.4 million, respectively, for the three months ended September 30, 2010 and 2009. Total income tax expense amounted to $(5.6) million and $4.4 million, respectively, for the nine months ended September 30, 2010 and 2009. The lower tax amounts for the third quarter and nine months ended September 30, 2010 include tax benefits of $0 and $6.3 million, or $.72 per diluted share, respectively, as a result of the partial reversal of the deferred tax valuation allowance previously provided for capital losses. This compares to the partial reversal of the deferred tax valuation allowance during the third quarter and nine months ended September 30, 2009 of $3.3 million, or $.38 per diluted share.
Liquidity and Capital Resources
Total cash and investments and receivable for securities disposed decreased from $679.9 million at December 31, 2009 to $641.3 million at September 30, 2010, principally due to receivables for securities sold of $51.8 million and an increase in paid losses mainly attributable to the payment of aviation claims relating to the terrorist attacks of September 11, 2001 on the World Trade Center, which was partially offset by the collection of premiums and sales of appreciated investments. The Company is in the process of liquidating a majority of its investments in limited partnerships. This will serve to increase the level of cash and short term investments upon the receipt of the proceeds from such sales. At September 30, 2010, the level of cash and short-term investments of $434.3 million reflected the Company’s high liquidity position and conservative investing posture.
Cash flows used in operating activities were $7.1 million for the nine months ended September 30, 2010 as compared to cash flows provided by operating activities of $89.8 million for the same period in 2009. Trading portfolio and commercial loan activities of $2.0 million favorably affected cash flows for the nine months ended September 30, 2010 while such activities favorably affected cash flows by $27.6 million for the nine months ended September 30, 2009. Trading portfolio activities include the purchase and sale of U.S. Treasury securities, preferred stocks and municipal bonds. Commercial loan activities include the purchase and sale of middle market loans made to commercial companies. As the Company’s trading and commercial loan portfolio balances may fluctuate significantly from period to period, cash flows from operating activities may also be significantly impacted by such activities. Contributing to a decrease in operating cash flows, other than trading and commercial loan activities, during 2010 was an increase in paid losses mainly attributable to the gross payment of $33 million of aviation claims relating to the terrorist attacks of September 11, 2001 on the World Trade Center. Approximately $22 million was ceded to reinsurers, of which $11 million was outstanding as of September 30, 2010. Contributing to an increase in operating cash flows, other than trading and commercial loan activities during 2009, was the collection of premiums and reinsurance recoverable balances and lower amounts of paid losses.
Cash flows provided by investing activities were $360.4 million for the nine months ended September 30, 2010 as compared to cash flows used in investing activities of $98.0 million for the nine months ended September 30, 2009. The cash flows for the nine months ended September 30, 2010 were favorably impacted by the net sale of fixed maturities available for sale, which primarily includes U.S. Treasuries. The favorable cash flows were partially offset by increased investments in limited partnerships. The cash flows for the nine months ended September 30, 2009 were adversely impacted by the net purchase of fixed maturity available for sale investments. This resulted primarily from the sale of selected municipal securities, U.S. Treasury securities and net sale of short-term investments of $45.3 million undertaken to further reposition the Company’s holdings into corporate bonds.
Cash flows provided by financing activities were $0.3 million and $0.4 million for the nine months ended September 30, 2010 and 2009, respectively. In 2010 and 2009, cash inflows from the proceeds, including tax benefits, of stock issuances were partially offset by cash dividends.
On March 10, 2010, the Company declared a dividend to shareholders of ten (10) cents per share payable on April 7, 2010 to shareholders of record on March 31, 2010. On March 10, 2009, the Company declared a dividend to shareholders of four (4) cents per share payable on April 7, 2009 to shareholders of record on March 31, 2009. On May 20, 2010, the Company declared a dividend to shareholders of ten (10) cents per share payable on July 8, 2010 to shareholders of record on June 30, 2010. On May 21, 2009, the Company declared a dividend to shareholders of four (4) cents per share payable on July 7, 2009 to shareholders of record on June 30, 2009. On September 20, 2010, the Company declared a dividend of ten (10) cents per share to shareholders of record on September 30, 2010, payable on October 6, 2010. On September 17, 2009, the Company declared a dividend of six (6) cents per share to shareholders of record on September 30, 2009, payable on October 6, 2009.

New York Marine and Gotham declared and paid ordinary dividends of $10.0 million and $0.4 million, respectively, to the Company during the first nine months of 2010. New York Marine and Gotham declared $5.0 million and $0.6 million, respectively, in ordinary dividends to the Company during the first nine months of 2009.
Under the NYMAGIC, INC. Amended and Restated 2004 Long-Term Incentive Plan (the “LTIP”), the Company granted 132,856 restricted shares and deferred share units to officers and Directors of the Company, 17,525 unrestricted shares of Common Stock to the President and Chief Executive Officer and 36,831 deferred shares units to the Company’s Directors during the nine months ended September 30, 2010.
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
Under the Common Stock Repurchase Plan (the “Plan”), the Company may purchase up to $75 million of the Company’s issued and outstanding shares of common stock on the open market. During the first nine months of 2010 and 2009, there were no repurchases of common stock made under the Plan.
Premiums and other receivables, net increased to $30.0 million as of September 30, 2010 from $24.8 million as of December 31, 2009, and the reserve for unearned premiums increased to $109.6 million as of September 30, 2010 from $89.5 million as of December 31, 2009, primarily as a result of excess workers’ compensation gross writings, which are substantially written during the first half of the calendar year and increased writings from MMO Agencies and commercial auto.
Deferred acquisition costs increased to $21.3 million as of September 30, 2010 from $16.4 million as of December 31, 2009 largely as a result of the increase in the unearned premiums in the other liability segment.
Reinsurance receivables on paid balances, net as of September 30, 2010, increased to $25.1 million from $13.1 million as of December 31, 2009 and reinsurance receivables on unpaid balances, net at September 30, 2010 decreased to $181.2 million from $205.1 million as of December 31, 2009 largely as a result of the cession of approximately $22 million to reinsurers that resulted from $33 million in gross aviation payments relating to the terrorist attacks of September 11, 2001 on the World Trade Center. Unpaid losses and loss adjustment expenses as of September 30, 2010, decreased to $538.3 million from $555.5 million as of December 31, 2009 primarily as a result of gross loss payments in the aviation segment.
Other assets at September 30, 2010 increased to $7.6 million from $4.1 million as of December 31, 2009 largely as a result of an increase in federal income tax recoverable.
Other liabilities at September 30, 2010 decreased to $27.7 million from $34.9 million as of December 31, 2009 largely as a result of a decrease in accrued expenses, interest expense payable and amounts to MMO pool members.

Investments
A summary of the Company’s investment components at September 30, 2010 and December 31, 2009 is presented below:

	September 30, 2010	Percent	December 31, 2009	Percent

Fixed maturities held to maturity (adjusted amortized cost):
Residential mortgage-backed securities	$52,483,006	8.18%	$56,589,704	8.37%

Total fixed maturities held to maturity	$52,483,006	8.18%	$56,589,704	8.37%

Fixed maturities available for sale (fair value):
U.S. Treasury securities	$18,434,108	2.87%	$385,715,035	57.09%
Municipal obligations	824,548	0.13%	804,373	0.12%

Total fixed maturities available for sale	$19,258,656	3.00%	$386,519,408	57.21%

Total fixed maturities	$71,741,662	11.18%	$443,109,112	65.58%

Equity securities available for sale (fair value):
Common stock	$101,780	0.02%	$117,968	0.02%

Total equity securities	$101,780	0.02%	$117,968	0.02%

Cash, cash equivalents and short-term investments	$434,251,099	67.71%	$75,544,627	11.18%

Total fixed maturities, equity securities, cash, cash equivalents and short-term investments	$506,094,541	78.91%	$518,771,707	76.78%

Commercial loans (fair value)	$3,018,117	0.47%	$5,001,118	0.74%
Limited partnership hedge funds (equity)	$132,222,970	20.62%	$151,891,838	22.48%

Total investment portfolio	$641,335,628	100.00%	$675,664,663	100.00%

As of September 30, 2010, 92.1% of the Company’s fixed income and short-term investment portfolios were considered investment grade by S&P. As of September 30, 2010, the Company invested approximately $40.1 million in fixed maturities that were below investment grade.

Details of the RMBS portfolio as of September 30, 2010, including publicly available qualitative information, are presented below:

				Weighted
				Average	Average
		Adjusted		Loan to	FICO	D60+	Credit	S&P	Moody’s
Security		amortized cost		Value %	Credit	Delinquency	Support	Rating	Rating
description	Issue date	(6)	Fair value	(1)	Score (2)	Rate (3)	Level (4)	(5)	(5)
AHMA 2006-3	7/2006	$10,457,012	$9,707,649	84.8	705	34.3	35.3	AA	Caa1
CWALT 2005-69	11/2005	6,677,549	6,077,223	80.1	698	55.3	47.6	CCC	Ba3
CWALT 2005-76	12/2005	6,605,873	6,341,236	81.4	699	54.1	47.1	CCC	B2
RALI 2005-QO3	10/2005	7,042,417	5,525,030	80.2	704	43.2	38.3	B-	B1
WaMu 2005-AR17	12/2005	5,688,359	6,976,057	72.4	715	29.2	49.3	AAA	A1
WaMu 2006-AR9	7/2006	7,842,748	8,649,699	73.7	731	33.4	22.5	B	Ba1
WaMu 2006-AR13	9/2006	8,169,048	9,296,959	75.1	728	32.8	22.9	CCC	B3

		$52,483,006	$52,573,853

(1)	The dollar-weighted average amortized loan-to-original value of the underlying loans at October 25, 2010.

(2)	Average FICO credit score at origination of remaining borrowers in the loan pool at October 25, 2010.

(3)	The percentage of the current outstanding principal balance that is more than 60 days delinquent as of October 25, 2010. This includes loans that are in foreclosure and real estate owned.

(4)	The current credit support provided by subordinate ranking tranches within the overall security structure at October 25, 2010.

(5)	Ratings as of October 25, 2010.

(6)	After OTTI recognized in OCI.
The Company’s cash flow analysis for each of these securities attempts to estimate the likelihood of any future impairment. While the Company does not believe there are any other than temporary impairments (“OTTI”) currently, future estimates may change depending upon the actual performance statistics reported for each security to the Company. This may result in future charges based upon revised estimates for delinquency rates, severity rates or prepayment patterns. These changes in estimates may be material. These securities are collateralized by pools of “Alt-A” mortgages, and receive priority payments from these pools. The Company’s securities rank senior to subordinated tranches of debt collateralized by each respective pool of mortgages. The Company has collected all applicable interest and principal repayments on such securities to date. As of October 25, 2010, the levels of subordination ranged from 22.5% to 49.3% of the total debt outstanding for each pool. Delinquencies within the underlying mortgage pools ranged from 29.2% to 55.3% of total amounts outstanding. For comparison purposes, as of October 25, 2009, delinquencies ranged from 28.7% to 51.1%, while subordination levels ranged from 25.7% to 51.0%. Delinquency rates are not the same as severity rates, or actual loss, but are an indication of the potential for losses of some degree in future periods.
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

As of September 30, 2010, there was no significant variance in RMBS securities prices from different pricing sources. Accordingly, the Company determined fair value using prices obtained from its custodian. From September 30, 2009 to June 30, 2010, there was variance in RMBS securities prices from different pricing sources, therefore, the Company determined fair value using a matrix pricing analysis.
There are government sponsored programs that may affect the performance of the Company’s RMBS. Further there has been recent moratoriums on foreclosures and extensive litigation regarding placing mortgages back to the originators, The Company is uncertain as to the impact, if any, these programs or events will have on the fair value of the Company’s RMBS. The fair value of such securities at September 30, 2010 was approximately $52.6 million.
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

The primary pricing sources for the Company’s commercial loan and common stock portfolios are reviewed for reasonableness, based on the Company’s understanding of the respective market. Prices may then be determined using valuation methodologies such as discounted cash flow models, as well as matrix pricing analyses performed on non-binding quotes from brokers or other market-makers. As of September 30, 2010, the Company did not utilize an alternate valuation methodology for its RMBS, commercial loan or common stock portfolios.
Unpaid losses and loss adjustment expenses
Unpaid losses and loss adjustment expenses for each segment were as follows:

	September 30, 2010		December 31, 2009
	Gross	Net	Gross	Net
	(in thousands)		(in thousands)
Ocean marine	$127,989	$85,539	$145,064	$95,334
Inland marine/fire	20,296	7,431	19,254	6,580
Other liability	305,902	254,400	272,554	225,010
Aircraft	84,066	9,671	118,614	23,484

Total	$538,253	$357,041	$555,486	$350,408

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
The process of establishing reserves for claims involves uncertainties and requires the use of informed estimates and judgments. Our estimates and judgments may be revised as claims develop and as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. The Company realized $2.7 million in favorable development for the nine months ended September 30, 2010 largely as a result of favorable reported loss trends arising from the ocean marine line of business although offset by adverse development in the professional liability class. The Company realized $13.2 million in favorable development for the nine months ended September 30, 2009 as a result of favorable reported loss trends arising from the ocean marine and other liability lines of business as well as recoveries in the aviation line of business. Other than specifically disclosed herein, there were no significant changes in assumptions made in the evaluation of loss reserves during 2010.
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
The Company maintains reserves for the future payment of losses and loss adjustment expenses with respect to both case (reported) and IBNR (incurred but not reported) losses under insurance policies issued by the Company. IBNR losses are those losses, based upon historical experience, industry loss data and underwriter expectations, that the Company estimates will be reported under these policies. Case loss reserves are determined by evaluating reported claims on the basis of the type of loss involved, knowledge of the circumstances surrounding the claim and the policy provisions relating to the type of loss. Case reserves can be difficult to estimate depending upon the class of business, claim complexity, judicial interpretations and legislative changes that affect the estimation process. Case reserves are reviewed and monitored on a regular basis, which may result in changes (favorable or unfavorable) to the initial estimate until the claim is ultimately paid and settled. Unpaid losses with respect to asbestos/environmental risks are difficult for management to estimate and require considerable judgment due to the uncertainty regarding the significant issues surrounding such claims. Unpaid losses with respect to catastrophe losses, such as hurricanes Katrina and Rita that occurred in 2005 and hurricanes Ike and Gustav in 2008, are also difficult to estimate due to the high severity of the risks we insure. Unpaid losses and loss adjustment expenses amounted to $538.3 million and $555.5 million at September 30, 2010 and December 31, 2009, respectively. Unpaid losses and loss adjustment expenses, net of reinsurance amounted to $357.0 million and $350.4 million at September 30, 2010 and December 31, 2009, respectively. Management continually reviews and updates the estimates for unpaid losses, and any changes resulting therefrom are reflected in operating results currently. The potential for future adverse or favorable loss development is highly uncertain and subject to a variety of factors including, but not limited to, court decisions, legislative actions and inflation.
The allowance for doubtful accounts is based on management’s review of amounts due from insolvent or financially impaired companies. Allowances are estimated for both premium receivables and reinsurance receivables. Management continually reviews and updates such estimates for any changes in the financial status of companies. The allowance for doubtful accounts for both premiums and reinsurance receivables amounted to $16.1 million and $17.9 million as of September 30, 2010 and December 31, 2009, respectively.

Impairment of investments, included in realized investment gains or losses, results from declines in the fair value of investments which are considered by management to be other-than-temporary.
Impairment of investments, included in realized investment gains or losses, results from declines in the fair value of investments which are considered by management to be other-than-temporary. Management reviews investments for impairment based upon specific criteria that include the duration and extent of declines in fair value of the security below its cost or amortized cost. The Company performs a qualitative and quantitative review of all securities in a loss position in order to determine if any impairment is considered to be other-than-temporary. The Company also reviews all securities with any rating agency declines during the reporting period. This review includes considering the effect of rising interest rates and the Company’s intent and ability to hold impaired securities in the foreseeable future to recoup any losses. In addition to subjecting its securities to the objective tests of percent declines in fair value and downgrades by major rating agencies, when it determines whether declines in the fair value of its securities are other-than-temporary, the Company also considers the facts and circumstances that may have caused the declines in the value of such securities. As to any specific security, it may consider general market conditions, changes in interest rates, adverse changes in the regulatory environment of the issuer, the duration for which the Company expects to hold the security and the length of any forecasted recovery. Effective April 1, 2009, under ASC 320 and ASC 958, “Recognition and Presentation of Other-Than-Temporary Impairments” impairment is considered to be other than temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its amortized cost basis, or (3) does not expect to recover the security’s entire amortized cost basis. The OTTI of $0.3 million and $0.5 million recognized for the nine months ended September 30, 2010 and September 30, 2009, respectively, resulted from the Company’s intention to sell certain U.S. Treasury and other securities under circumstances in which those securities are not expected to recover their entire amortized cost prior to sale. Credit impairment occurs under ASC 320 if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security. There were no credit impairments recorded during the nine months ended September 30, 2010 and 2009, respectively. Gross unrealized gains and losses on fixed maturity investments available for sale amounted to approximately $0.3 million and $0, respectively, at September 30, 2010. Gross unrealized gains and losses on fixed maturity investments available for sale amounted to approximately $3.9 million and $(0.7) million, respectively, at December 31, 2009. The Company believes the unrealized losses are temporary and result from changes in market conditions, including interest rates or sector spreads.
The Company has investments in residential RMBS amounting to $52.5 million (amortized value) at September 30, 2010. These securities are classified as held to maturity after the Company transferred these holdings from the available for sale portfolio effective October 1, 2008. Upon acquisition of the RMBS portfolio and prior to October 1, 2008, the Company was uncertain as to the duration for which it would hold the RMBS portfolio and appropriately classified such securities as available for sale.
The Company utilizes the equity method of accounting to account for its limited partnership hedge fund investments. Under the equity method, the Company records all changes in the underlying value of the limited partnership to net investment income in results of operations. Net investment income derived from investments in limited partnerships amounted to $14.0 million and $20.5 million for the nine months ended September 30, 2010 and 2009, respectively. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” with respect to market risks associated with investments in limited partnership hedge funds.
The Company maintained a commercial loan portfolio at September 30, 2010 consisting of commercial middle market loans. As a result of utilizing the fair value election under ASC 825 on these investments, they are marked to market with the change recognized in net investment income during the current period. Any realized gains or losses resulting from the sales of such securities are also recognized in net investment income. The Company recorded $0 and $2.1 million in commercial loan portfolio income before expenses for each of the nine months ended September 30, 2010 and 2009, respectively. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” with respect to market risks associated with investments in illiquid investments.
Reinsurance reinstatement premiums are recorded, as a result of losses incurred by the Company, in accordance with the provisions of our reinsurance contracts. Upon the occurrence of a large severity or catastrophe loss, the Company may be obligated to pay additional reinstatement premiums under its excess of loss reinsurance treaties up to the amount of the original premium paid under such treaties. There were no reinsurance reinstatement premiums incurred for the nine months ended September 30, 2010 and 2009, respectively.
The Company records compensation costs at the fair value of all share options, restricted shares units, deferred share units and performance share units over their related vesting period or service period. Total stock compensation cost recognized in earnings for all share-based incentive compensation awards was approximately $2.5 million and $1.6 million for the nine months ended September 30, 2010 and 2009, respectively.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The investment portfolio has exposure to market risks, which include the effect on the investment portfolio of adverse changes in interest rates, credit quality, hedge fund values, and illiquid securities including commercial loans and residential mortgage-backed securities. Interest rate risk includes the changes in the fair value of fixed maturities based upon changes in interest rates. Credit quality risk includes the risk of default by issuers of debt securities. Hedge fund risk includes the potential loss from the diminution in the value of the underlying investment of the hedge fund. Illiquid securities risk includes exposure to the private placement market including its lack of liquidity and volatility in changes in market prices. The only significant change to the Company’s exposure to market risks during the nine months ended September 30, 2010 as compared to those disclosed in the Company’s financial statements for the year ended December 31, 2009 related to the level of investments in limited partnerships. The investment in limited partnerships amounted to $132.2 million and $152.0 million as of September 30, 2010 and December 31, 2009, respectively.
Pursuant to certain covenants in the Agreement and Plan of Merger with ProSight Specialty Insurance Holdings, Inc., dated July 15, 2010, the Company has submitted redemption notices for all of its hedge fund investments except for its investment in Tiptree Financial Partners, LP. The Company’s investment in Tiptree Financial Partners, LP is valued at approximately $35 million at September 30, 2010.
At September 30, 2010, the Company held $3.0 million of commercial loans, which consisted of loans to middle market companies. The Company has elected to account for such debt instruments utilizing the fair value election under SFAS 159. Accordingly, the changes in the fair value of these debt instruments are recorded in investment income. The markets for these types of investments can be illiquid and, therefore, the price obtained from dealers on these investments is subject to change, depending upon the underlying market conditions of these investments, including the potential for downgrades or defaults on the underlying collateral of the investment. The Company seeks to mitigate market risk associated with commercial loans by maintaining a small portion of its investment portfolio in commercial loans. As such, less than 1% of the Company’s investment portfolio is maintained in such investments at September 30, 2010.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Two former pool members, Utica Mutual Insurance Company (“Utica Mutual”) and Arkwright Mutual Insurance Company (“Arkwright”), which is currently part of the FM Global Group, withdrew from the pools in 1994 and 1996, respectively, and retained the liability for their effective pool participation for all loss reserves, including losses incurred but not reported (“IBNR”) and unearned premium reserves attributable to policies effective prior to their withdrawal from the pools. In December, 2007, MMO, which has been managing the pools without compensation pursuant to a Restated Management Agreement entered into with pool members in 1986, served notice on the pool members of its intent to terminate the Restated Management Agreement, effective December 31, 2009. Two of the pool members, Utica Mutual and Arkwright, rejected MMO’s notice of intent to terminate, and MMO initiated an arbitration against them, seeking an arbitral award, confirming its right to terminate the Restated Management Agreement, or in the alternative, seeking a reformation of the Restated Management Agreement. An arbitration hearing was held in January and February, 2010, but an award is not expected until December 2010, at the earliest.
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
On September 1, 2010, the actions were consolidated and, on September 3, 2010, the plaintiffs filed a consolidated amended complaint. In addition to the allegations set forth above, the consolidated amended complaint also alleges that the Company’s directors breached their fiduciary duties in disseminating incomplete and/or inaccurate information regarding the proposed merger, and added Goldman, Sachs & Co. as a defendant based on allegations that it aided and abetted the directors’ alleged breach of their fiduciary duties.
Although the Company believes that the claims asserted in the actions are without merit, on October 22, 2010, the parties entered into a memorandum of understanding reflecting an agreement in principle to settle and dismiss the actions on the basis that certain additional disclosures would be made in the Proxy Statement provided to the Company’s shareholders. The proposed settlement is subject to court approval and other conditions.

Item 1A. Risk Factors
There were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except as noted below.
The Failure to Complete the Pending Sale of the Company Could have a Materially Adverse Impact.
On July 15, 2010, we entered into a definitive agreement to be acquired by ProSight Specialty Insurance Holdings, Inc. (the “Merger”). ProSight Specialty Insurance Holdings, Inc. (“ProSight”) was founded by a group of senior executives from the property and casualty industry and is backed by affiliates of TPG Capital and GS Capital Partners. Consummation of the Merger is subject to the terms and conditions of the Agreement and Plan of Merger, including, but not limited to, the approval of the Company’s shareholders and obtaining certain required regulatory approvals. There can be no assurance that the Company’s shareholders will approve the Merger or that the other conditions to the completion of the Merger will be satisfied. If the Merger is not completed for any reason, the price of the Company’s common stock will likely decline to the extent that the market price of the common stock reflects market assumptions that the Merger will be completed. Additionally, the Company is subject to additional risks in connection with the Merger, including: (1) the occurrence of an event, change or circumstance that could give rise to the payment of a termination fee to ProSight pursuant to the terms of the Agreement and Plan of Merger, (2) the outcome of any legal proceedings that have been or may be instituted against the Company and others relating to the transactions contemplated by the Agreement and Plan of Merger, (3) the failure of the Merger to close for any reason, (4) the restrictions imposed on the Company’s business, properties and operations pursuant to the affirmative and negative covenants set forth in the Agreement and Plan of Merger and the potential impact of such covenants on the Company’s business, (5) the risk that the proposed transaction will divert management’s attention resulting in a potential disruption of the Company’s current business plan, (6) potential difficulties in employee retention arising from the Merger, (7) the effect of the announcement of the Merger on the Company’s business relationships, operating results and business generally and (8) the amount of fees, expenses and charges incurred by the Company in connection with the Merger.
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

10.1
Executive Severance Agreement, dated as of October 8, 2010, between the Company and Paul J. Hart (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2010 (file No. 1-11238) and incorporated herein by reference).

10.2
Executive Severance Agreement, dated as of October 8, 2010, between the Company and Thomas J. Iacopelli (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 22, 2010 (file No. 1-11238) and incorporated herein by reference).

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

NYMAGIC, INC. (Registrant)
Date: November 9, 2010	/s/ George R. Trumbull
George R. Trumbull
President and Chief Executive Officer

Date: November 9, 2010	/s/ Thomas J. Iacopelli
Thomas J. Iacopelli
Executive Vice President and Chief Financial Officer